Form 10-K
period 1993-12-31
NUCOR CORP
filed 1994-03-24
CIK 73309

1993

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended December 31, 1993          Commission file number 1-4119


                                 NUCOR CORPORATION
                (Exact name of Registrant as specified in its charter)


               Delaware                                       13-1860817
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)

2100 Rexford Road, Charlotte, North Carolina                    28211
   (Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code:         (704)  366-7000


Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
           Title of each class                         on which registered
   Common stock, par value $.40 per share            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                          None

Indication by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to
such filing requirements for the past 90 days:     Yes   X       No

Indication by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:       X

Aggregate market value of common stock held by non-affiliates was $4,840,906,860 at February 28, 1994.

87,112,673 shares of common stock were outstanding at February 28, 1994.

Documents incorporated by reference include: Portions of 1993 annual report (Parts II and IV), and proxy statement for 1994 annual stockholders' meeting (Part III).

                                       PART I

Item 1.  Business

   Nucor Corporation was incorporated in Delaware in 1958.

   The business of Nucor Corporation and its subsidiaries is, and for a number of years has been, the manufacture and sale of steel products, which accounted for all of sales and earnings in 1993, 1992 and 1991.

   Principal steel products are hot rolled steel (angles, rounds, flats, channels, sheet, wide-flange beams, pilings, billets, blooms and beam blanks), cold rolled steel, cold finished steel, steel joists and joist girders, steel deck and steel grinding balls. Hot rolled steel is manufactured from scrap, utilizing electric furnaces, continuous casting and automated rolling mills. Cold rolled steel, cold finished steel, steel joists and joist girders, and steel grinding balls are manufactured by further processing of hot rolled steel. Steel deck is manufactured from cold rolled steel.

   Hot rolled steel, cold rolled steel, cold finished steel and steel grinding balls are manufactured in standard sizes and inventories are maintained. In 1993, approximately 85% of hot and cold rolled steel production was sold to non-affiliated customers; the remainder was used in the manufacture of other steel products as described above. Hot rolled steel, cold rolled steel and cold finished steel are sold nationally, primarily to steel service centers, fabricators and manufacturers. Steel grinding balls are sold primarily to the mining industry.

   Steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm-fixed-price contracts and are normally competitively bid against other suppliers.

   The primary raw material is ferrous scrap, which is acquired from numerous sources throughout the country. The operating facilities are large consumers of electricity and gas. Supplies of raw materials and energy have been, and are expected to be, adequate to operate the facilities.

   Steel products are marketed principally through in-house sales forces. The principal competitive factors are price and service. Considerable competition exists from numerous domestic manufacturers and foreign imports. Nucor believes that the most significant factor with respect to its competitive position is its low cost and efficiency of its production processes. The markets which Nucor serves are tied to capital and durable goods spending and are affected by changes in general economic conditions.

   The backlog of orders was about $445,000,000 at December 31, 1993, and about $276,000,000 at December 31, 1992.

   All 5,900 employees are employed in the steel products business.

Item 2.  Properties


   Principal operating facilities are as follows:

                                     Approximate
                                    square footage            Principal
             Location                of facilities            products
Blytheville-Hickman, Arkansas         2,600,000     Steel shapes, flat-rolled steel
Norfolk-Stanton, Nebraska             1,930,000     Steel shapes, joists and deck
Brigham City-Plymouth, Utah           1,700,000     Steel shapes, joists and
                                                                grinding balls
Darlington-Florence, South Carolina   1,540,000     Steel shapes, joists and deck
Grapeland-Jewett, Texas               1,340,000     Steel shapes, joists and deck
Crawfordsville, Indiana               1,100,000     Flat-rolled steel

   Additional operating facilities are located in Fort Payne, Alabama, Saint Joe and Waterloo, Indiana, and Wilson, North Carolina, all engaged in the manufacture of steel products. During 1993, the average utilization rate of all operating facilities was approximately 90% of production capacity.

Item 3.  Legal Proceedings

   Involvement in various judicial and administrative proceedings, as both plaintiff and defendant, is considered immaterial, and includes matters relating to contracts, torts, environment, taxes, and insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

   None during quarter ended December 31, 1993.


                                       PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

   Incorporated by reference to Nucor Corporation's 1993 annual report, pages 19, 13, and 12, respectively.

Item 8.  Financial Statements and Supplementary Data

   Incorporated by reference to Nucor Corporation's 1993 annual report, pages 14 to 18. The Report and Consent of Independent Accountants is submitted on Page 6.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures

   None.

                                       PART III


Item 10.  Directors and Executive Officers
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Incorporated by reference to Nucor Corporation's proxy statement for 1994 annual stockholders' meeting, and page 19 of Nucor Corporation's 1993 Annual Report.

Item 13.  Certain Relationships and Related Transactions

   None.
                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   Financial Statements and Supplementary Data:                                Page

     Independent auditors report and consent..................................  6
     Consolidated balance sheets........................ (Incorporated by    )
     Consolidated statements of earnings................ (reference to       )
     Consolidated statements of stockholders' equity.... (Nucor Corporation's)
     Consolidated statements of cash flows.............. (1993 annual report,)
     Notes to consolidated financial statements......... (pages 14 to 18     )

   Financial Statement Schedules:

     Schedule V    -  Property, plant and equipment...........................  7
     Schedule VI   -  Accumulated depreciation of
                        property, plant and equipment.........................  7
     Schedule VIII -  Allowance for doubtful accounts.........................  8
     Schedule X    -  Supplementary expense information.......................  8

        All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

   Exhibits:
      3   - Restated Certificate of incorporation and by-laws (incorporated by reference to Form 10-K for year ended December 31, 1990)
      3(a)- Certificate of amendment dated May 14, 1992, to Restated Certificate of Incorporation (incorporated by reference to Form 10-K
            for year ended December 31, 1992)
     11   - Computation of net earnings per share
     12   - Computation of ratio of earnings to fixed charges
     13   - 1993 annual report (portions incorporated by reference)
     21   - Subsidiaries
     22   - Proxy statement for 1994 annual stockholders' meeting
     24   - Powers of attorney (incorporated by reference to Form 10-K for year ended December 31, 1990)

   Reports on Form 8-K:

     None filed during the quarter ended December 31, 1993.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed (1) by the Registrant, and (2) on behalf of the Registrant, by its principal executive, financial and accounting officers, and its directors.

   NUCOR CORPORATION


   By        F. KENNETH IVERSON               *          H. DAVID AYCOCK
      F. Kenneth Iverson                      H. David Aycock
      Chairman and                            Director
      Chief Executive Officer


            F. KENNETH IVERSON                *        JAMES W. CUNNINGHAM
   F. Kenneth Iverson                         James W. Cunningham
   Chairman, Chief Executive Officer          Director
   and Director


              SAMUEL SIEGEL                   *       RICHARD N. VANDEKIEFT
   Samuel Siegel                              Richard N. Vandekieft
   Vice Chairman,                             Director
   Chief Financial Officer,
   Treasurer, Secretary and Director


             JOHN D. CORRENTI                 *By         SAMUEL SIEGEL
   John D. Correnti                              Samuel Siegel
   President, Chief Operating Officer            Attorney-in-fact
   and Director


             TERRY S. LISENBY
   Terry S. Lisenby
   Vice President and
   Corporate Controller



Dated:  March 25, 1994

                    Report and Consent of Independent Accountants


Stockholders and Board of Directors
Nucor Corporation
Charlotte, North Carolina

  We have audited the consolidated financial statements of Nucor Corporation and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which financial statements are included on pages 14 through 18 of the 1993 Annual Report to Shareholders of Nucor Corporation and incorporated by reference herein. We have also audited the financial statement schedules listed in Item 14 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of Nucor's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nucor Corporation and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

  We consent to the incorporation by reference in the Registration Statements of Nucor Corporation on Form S-8, Numbers 2-84117 (including 2-50058), 2-51735, and 33-27120 (including 2-55941 and 2-69914), and Form S-3, Number
33-47313 of this report on our audits of the consolidated financial statements and financial statement schedules of Nucor Corporation as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992, and 1991.


Coopers & Lybrand

Charlotte, North Carolina
February 21, 1994

                                        Plant       Office      Construction
              Land      Buildings     machinery      and         in process
               and         and           and     transportation and equipment
          improvements improvements   equipment    equipment       deposits       Total
  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

  Balance at
   Dec. 31, 1990  $30,642,736 $125,917,477 $  905,687,289 $14,961,929 $  9,154,660 $1,086,364,091
  1991 additions
   at cost......    6,513,402    5,979,070     53,218,584   3,451,753  148,558,276    217,721,085
  1991 sales or
   retirements..   (5,684,381)    (387,678)   (33,681,369) (2,799,195)       -        (42,552,623)
  Balance at
   Dec. 31, 1991   31,471,757  131,508,869    925,224,504  15,614,487  157,712,936  1,261,532,553
  1992 additions
   at cost......    1,583,138   25,759,749    392,599,989   4,243,023  (45,061,513)   379,124,386
  1992 sales or
   retirements..     (235,638)  (2,367,473)   (62,833,507) (1,119,682)       -        (66,556,300)
  Balance at
   Dec. 31, 1992   32,819,257  154,901,145  1,254,990,986  18,737,828  112,651,423  1,574,100,639
  1993 additions
   at cost......    9,011,516   28,817,914    325,959,451     465,113      (93,532)   364,160,462
  1993 sales or
   retirements..     (546,647)  (2,737,602)  (110,555,049) (3,433,082)       -       (117,272,380)
  Balance at
   Dec. 31, 1993  $41,284,126 $180,981,457 $1,470,395,388 $15,769,859 $112,557,891 $1,820,988,721

  SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

  Balance at
   Dec. 31, 1990   $9,110,564  $42,142,098   $305,715,142 $ 6,147,713                $363,115,517
  1991 additions
   charged
   to earnings..    1,528,560    6,794,053     82,039,023   3,215,990                  93,577,626
  1991 sales or
   retirements..   (5,679,081)    (378,338)   (33,681,369) (2,705,356)                (42,444,144)
  Balance at
   Dec. 31, 1991    4,960,043   48,557,813    354,072,796   6,658,347                 414,248,999
  1992 additions
   charged
   to earnings..    1,344,244    7,555,031     85,189,251   3,690,942                  97,779,468
  1992 sales or
   retirements..       (7,181)  (2,367,474)   (60,199,160) (1,119,528)                (63,693,343)
  Balance at
   Dec. 31, 1992    6,297,106   53,745,370    379,062,887   9,229,761                 448,335,124
  1993 additions
   charged
   to earnings..    1,536,860    8,473,576    108,685,591   3,569,421                 122,265,448
  1993 sales or
   retirements..     (215,376)  (2,737,602)  (104,908,266) (2,787,047)               (110,648,291)
  Balance at
   Dec. 31, 1993   $7,618,590  $59,481,344   $382,840,212 $10,012,135                $459,952,281



 SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS

 Balance at December 31, 1990...........................................   8,467,257
 1991 reductions credited to earnings...................................    (927,685)
 1991 accounts written off in excess of recoveries......................  (1,149,504)
 Balance at December 31, 1991...........................................   6,390,068
 1992 additions charged to earnings.....................................   4,054,826
 1992 accounts written off in excess of recoveries......................  (3,675,286)
 Balance at December 31, 1992...........................................   6,769,608
 1993 additions charged to earnings.....................................   4,346,643
 1993 accounts written off in excess of recoveries......................    (731,347)
 Balance at December 31, 1993........................................... $10,384,904

 SCHEDULE X - SUPPLEMENTARY EXPENSE INFORMATION

                                                    Year ended December 31,
                                                 1993          1992           1991
 Maintenance and repairs.................... $280,036,996  $221,694,798  $195,375,300

   Other expenses are omitted because they are not present or not material.


                                           -8-

*****************************************************************************
                                  APPENDIX


On Page 18 of Exhibit 13 the signature of Coopers & Lybrand appears where noted.

On Page 5 of Exhibit 21 the Stock Performance Graph appears where indicated. The plot points are listed as follows:


                        1988      1989     1990    1991     1992    1993
Nucor Corporation       $100      127.20   131.90  191.37   337.33  457.74
S&P 500 Index           $100      131.69   127.60  166.47   179.15  197.21
S&P Steel Group Index   $100       96.73    81.40  100.02   130.87  172.20