Form 10-Q
period 1994-04-02
NUCOR CORP
filed 1994-05-10
CIK 73309

FIRST
                                                                  QUARTER
                                                                  1994

                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549

                                       FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended     April 2, 1994             Commission file number  1-4119



                                   NUCOR CORPORATION
                         (Exact name as specified in charter)



                   Delaware                                     13-1860817
       (State or other jurisdiction of                       (I.R.S. employer
        incorporation or organization)                      identification no.)


       2100 Rexford Road, Charlotte, North Carolina                    28211
         (Address of principal executive offices)                   (Zip code)



Telephone number, including area code:                      (704)  366-7000


Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days:              Yes   X       No


87,145,252 shares of common stock were outstanding at April 2, 1994.

                           PART I - FINANCIAL INFORMATION


Consolidated Condensed Statements of Earnings

                                                    Three Months (13 Weeks) Ended
                                                   April 2, 1994     April 3, 1993
                                                    (Unaudited)       (Unaudited)

Net sales.........................................  $649,701,248      $489,779,167

Costs and expenses:

  Cost of products sold...........................   567,309,313       433,707,712

  Marketing, administrative and other expenses....    24,843,183        21,083,385

  Interest expense................................     3,868,798         2,743,475

                                                     596,021,294       457,534,572

Earnings before federal income taxes..............    53,679,954        32,244,595

  Federal income taxes............................    18,800,000        10,500,000

    Net earnings..................................  $ 34,879,954      $ 21,744,595

Net earnings per share............................          $.40              $.25

  Dividends declared per share....................         $.045              $.04

    Average number of shares outstanding..........    87,106,539        86,793,734



  The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

  Net earnings per share, dividends declared per share, and average shares outstanding have been restated to reflect the 2-for-1 stock split in September, 1993.

  The information furnished has not been audited and is subject to year-end adjustments.

    Consolidated Condensed Balance Sheets

                                                            April 2,        December 31,
                                                              1994               1993
    Assets                                                 (Unaudited)        (Audited)
    Current assets:
      Cash and short-term investments.................   $   43,430,109     $   27,254,817
      Accounts receivable.............................      227,582,770        202,176,241
      Inventories.....................................      239,697,846        215,014,570
      Other current assets............................       25,433,582         23,786,254

 Total current assets.................................      536,144,307        468,231,882

    Property, plant and equipment.....................    1,384,723,372      1,361,036,440

 Total assets.........................................   $1,920,867,679     $1,829,268,322

    Liabilities and stockholders' equity

    Current liabilities:
      Long-term debt due within one year..............   $      200,000     $      200,000
      Accounts payable................................      172,322,265        165,734,528
      Salaries, wages and related accruals............       57,731,536         60,892,849
      Federal income taxes............................       31,567,151         14,267,152
      Accrued expenses and other current liabilities..      122,835,819        109,396,252

 Total current liabilities............................      384,656,771        350,490,781

    Long-term debt due after one year.................      361,050,000        352,250,000

    Deferred credits and other liabilities............       82,273,098         81,273,098

    Minority interests................................      158,584,448        143,087,504

    Stockholders' equity:
      Common stock....................................       35,729,392         35,701,222
      Additional paid-in capital......................       31,052,172         29,913,677
      Retained earnings...............................      885,815,889        854,857,471
                                                            952,597,453        920,472,370
      Treasury stock..................................      (18,294,091)       (18,305,431)

                                                            934,303,362        902,166,939

 Total liabilities and stockholders' equity...........   $1,920,867,679     $1,829,268,322

  Inventories consisted of approximately 50% raw materials and supplies, and 50% finished and semi-finished products at April 2, 1994 (50% and 50% at December 31, 1993).

  The information furnished has not been audited and is subject to year-end adjustments.

     Consolidated Condensed Statements of Cash Flows


                                                        Three Months (13 Weeks) Ended
                                                        April 2, 1994   April 3, 1993
                                                         (Unaudited)     (Unaudited)
     Operating activities:
Net earnings............................................ $ 34,879,954    $ 21,744,595
Adjustments:
  Depreciation of plant and equipment...................   35,526,817      29,441,946
  Minority interests....................................    1,375,344       5,836,422
  Changes in:
    Current assets......................................  (51,737,133)    (44,853,329)
    Current liabilities.................................   34,165,990      40,940,439
    Other...............................................      751,691       1,425,000

  Cash provided by operating activities.................   54,962,663      54,535,073

     Investing activities:
Capital expenditures....................................  (58,965,441)    (92,533,219)

  Cash (used in) investing activities...................  (58,965,441)    (92,533,219)

     Financing activities:
Increase in long-term debt..............................    8,800,000      41,800,000
Contributions for (distributions to) minority interests.   14,121,600        (845,985)
Issuance of common stock................................    1,178,006       1,819,377
Cash dividends..........................................   (3,921,536)     (3,474,503)

  Cash provided by financing activities.................   20,178,070      39,298,889

     Increase in cash and short-term investments........ $ 16,175,292    $  1,300,743


The information furnished has not been audited and is subject to year-end adjustments.

 Analysis of Operations and Finances

 Operations

     Net sales for the first quarter of 1994 increased about 33% from the first quarter of 1993. About one half of the net sales increase resulted from an increase in volume, and about half resulted from an increase in average sales prices. Average sales prices increased about 15% from the first quarter of 1993.

     The major component of cost of products sold is raw material costs. The average price of raw materials increased about 30% from the first quarter of 1993.

     Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased about 10% from the first quarter of 1993, and profit sharing costs increased about 80%, compared with the 1993 first quarter. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

     Interest expense, which is reduced by interest income from short-term investments, increased for the first quarter of 1994 over the comparable 1993 quarter, primarily due to an increase in average borrowings in this year's first quarter.

     Federal income taxes were at a rate of about 35% for the first quarter of 1994, and at a rate of about 32.5% for the first quarter of 1993.

     Net earnings increased about 60% during the first quarter of 1994, compared with the first quarter of 1993, due to increased sales volume and improved margins.

     Margins were about 12.5% for the first quarter of 1994, and about 11.5% for the first quarter of 1993.

 Liquidity and capital resources

     The current ratio was about 1.4 at the end of the 1994 first quarter, and about 1.3 at year-end 1993. The percentage of long-term debt to total capital was about 25% at the end of the first quarter of 1994 and at year-end 1993.

     Capital expenditures decreased about 36% during the first quarter of 1994, compared with the first quarter of 1993. Capital expenditures are anticipated to be more than $200 million for all of 1994. Funds provided from operations, existing credit facilities and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

                           PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-k
     Exhibit 11 - Computation of net earnings per share.
     Reports on Form 8-K - None filed for the quarter.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal financial officer.

                                       NUCOR CORPORATION



                                       By:           SAMUEL SIEGEL
                                           Samuel Siegel
                                           Vice Chairman,
 Dated:  May 12, 1994                      Chief Financial Officer