Form 10-Q
period 1994-07-02
NUCOR CORP
filed 1994-08-09
CIK 73309

SECOND
                                                                   QUARTER
                                                                   1994

                                SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC 20549

                                            FORM 10-Q

                           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended       July 2, 1994           Commission file number  1-4119



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


87,165,911 shares of common stock were outstanding at July 2, 1994.

                            PART I - FINANCIAL INFORMATION



     Consolidated Condensed Statements of Earnings

                                 Six Months (26 Weeks) Ended   Three Months (13 Weeks) Ended
                                 July 2, 1994   July 3, 1993    July 2, 1994    July 3, 1993
                                  (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)

Net sales...................... $1,389,802,818  $1,054,711,722   $740,101,570    $564,932,555

Costs and expenses:

     Cost of products sold.....  1,196,337,792     925,426,922    629,028,479     491,719,210

     Marketing, administrative
       and other expenses......     55,358,118      44,139,997     30,514,935      23,056,612

     Interest expense..........      8,046,823       6,082,756      4,178,025       3,339,281

                                 1,259,742,733     975,649,675    663,721,439     518,115,103

Earnings before
     federal income taxes......    130,060,085      79,062,047     76,380,131      46,817,452

     Federal income taxes......     45,500,000      26,900,000     26,700,000      16,400,000

       Net earnings............ $   84,560,085  $   52,162,047   $ 49,680,131    $ 30,417,452

Net earnings per share.........           $.97           $.60            $.57            $.35

     Dividends declared
       per share...............           $.09           $.08           $.045            $.04

       Average number of
         shares outstanding....     87,129,998     86,842,942      87,153,715      86,893,230


  The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

  The information furnished has not been audited and is subject to year-end adjustments.

    Consolidated Condensed Balance Sheets

                                                            July 2,         December 31,
                                                              1994               1993
                                                           (Unaudited)        (Audited)
Assets
Current assets:
      Cash and short-term investments.................   $   42,921,893     $   27,254,817
      Accounts receivable.............................      257,968,343        202,176,241
      Inventories.....................................      233,954,535        215,014,570
      Other current assets............................       25,285,599         23,786,254

        Total current assets..........................      560,130,370        468,231,882

Property, plant and equipment.........................    1,415,847,028      1,361,036,440

        Total assets..................................   $1,975,977,398     $1,829,268,322

Liabilities and stockholders' equity

Current liabilities:
      Long-term debt due within one year..............   $      200,000     $      200,000
      Accounts payable................................      180,963,017        165,734,528
      Salaries, wages and related accruals............       78,899,082         60,892,849
      Federal income taxes............................       18,195,929         14,267,152
      Accrued expenses and other current liabilities..      144,272,765        109,396,252

        Total current liabilities.....................      422,530,793        350,490,781

Long-term debt due after one year.....................      319,050,000        352,250,000

Deferred credits and other liabilities................       88,773,098         81,273,098

Minority interests....................................      165,027,638        143,087,504

Stockholders' equity:
      Common stock....................................       35,737,050         35,701,222
      Additional paid-in capital......................       31,566,630         29,913,677
      Retained earnings...............................      931,573,554        854,857,471
                                                            998,877,234        920,472,370
      Treasury stock..................................      (18,281,365)       (18,305,431)

                                                            980,595,869        902,166,939

        Total liabilities and stockholders' equity....   $1,975,977,398     $1,829,268,322

 Inventories consisted of approximately 50% raw materials and supplies, and 50% finished and semi-finished products at July 2, 1994 (50% and 50% at December 31, 1993).

 The information furnished has not been audited and is subject to year-end adjustments.

    Consolidated Condensed Statements of Cash Flows

                                                          Six Months (26 Weeks) Ended
                                                         July 2, 1994     July 3, 1993
                                                          (Unaudited)      (Unaudited)
Operating activities:
      Net earnings.....................................  $ 84,560,085     $ 52,162,047
      Adjustments:
        Depreciation of plant and equipment............    73,621,764       60,678,436
        Minority interests.............................     7,776,574        8,922,702
        Changes in:
          Current assets...............................   (76,231,412)     (79,060,455)
          Current liabilities..........................    72,040,012       57,252,194
          Other........................................     7,203,105        8,017,408

        Cash provided by operating activities..........   168,970,128      107,972,332

Investing activities:
      Capital expenditures (net).......................  (128,135,457)    (207,868,951)

        Cash (used in) investing activities............  (128,135,457)    (207,868,951)

Financing activities:
      Increase (decrease) in long-term debt............   (33,200,000)     112,300,000
      Contributions for (distributions to) minority
          interests....................................    14,163,560       (5,614,420)
      Issuance of common stock.........................     1,712,847        2,894,871
      Cash dividends...................................    (7,844,002)      (6,951,476)

        Cash provided by (used in) financing
           activities..................................   (25,167,595)     102,628,975

Increase in cash and short-term investments............  $ 15,667,076     $  2,732,356


      The information furnished has not been audited and is subject to year-end adjustments.

 Analysis of Operations and Finances


 Operations

     Net sales increased by about 30% from the second quarter of 1993 to the second quarter of 1994, and increased by more than 30% from the first half of 1993 to the first half of 1994. About one half of the net sales increase resulted from an increase in sales volume, and about one half resulted from an increase in average sales prices. Average sales prices increased by more than 10% from the second quarter of 1993 to the second quarter of 1994, and increased by about 15% from the first half of 1993 to the first half of 1994.

     The major component of cost of products sold is raw material costs. The average price of raw materials increased about 20% in the second quarter of 1994 compared with the second quarter of 1993, and increased about 25% in the first half of 1994 from the year-earlier half.

     Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased about 15% in the second quarter of 1994 from the second quarter of 1993 and decreased about 15% from the first half of 1993 to the first half of 1994. Profit sharing costs increased about 70% from the second quarter of 1993 to the second quarter of 1994, and increased about 75% from the first half of 1993 to the first half of 1994. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

     Interest expense, which is reduced by interest income from short-term investments, increased for the second quarter and first half of 1994 from the second quarter and first half of 1993, due to increased borrowings and increased average interest rates.

     Federal income taxes were at a rate of about 35% for the first half and second quarter of 1994, versus a rate of about 35% for the second quarter of 1993 and about 34% for the first half of 1993.

     Net earnings increased during the second quarter and first half of 1994, compared with the second quarter and first half of 1993, principally due to increased sales volume and improved margins.

     Margins were about 15% for the second quarter of 1994 and about 14% for the first half of 1994, versus about 13% for the second quarter of 1993 and about 12% for the first half of 1993.

 Liquidity and capital resources

     The current ratio was about 1.3 at the end of the first half of 1994, and about 1.3 at year-end 1993. The percentage of long-term debt to total capital was about 21% at the end of the first half of 1994, and about 25% at year-end 1993.

     Capital expenditures decreased about 40% during the first half of 1994, compared with the first half of 1993. Capital expenditures are projected to be more than $200 million for all of 1994. Funds provided from operations, existing credit facilities and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

                             PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

  At the annual meeting of stockholders held on May 12, 1994, two directors were elected for terms of three years expiring in 1997. 54,969,973 shares were voted for H. David Aycock (737,572 abstained); and 54,970,308 shares were voted for Samuel Siegel (737,237 abstained).

Item 6 - Exhibits and Reports on Form 8-K
 Exhibit 11 - Computation of net earnings per share.
 Reports on Form 8-K - None filed for the quarter.


Exhibit 11 - Computation of net earnings per share

                                  Six Months (26 Weeks) Ended   Three months (13 Weeks) Ended
                                  July 2, 1994   July 3, 1993    July 2, 1994    July 3, 1993
                                   (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
Primary:
Primary net earnings.............. $84,560,085    $52,162,047     $49,680,131     $30,417,452
Average shares outstanding
  (excludes dilutive effect
  of employee stock options
  because less than 3%)...........  87,129,998     86,842,942      87,153,715      86,893,230
  Primary net earnings per share..      $.9705         $.6006          $.5700          $.3501
Fully diluted:
Fully diluted net earnings........ $84,560,085    $52,162,047     $49,680,131     $30,417,452
Fully diluted
  average shares outstanding:
  Primary shares outstanding......  87,129,998     86,842,942      87,153,715      86,893,230
  Dilutive effect of
    employee stock options........     354,357        403,938         353,423         366,826
                                    87,484,355     87,246,880      87,507,137      87,260,056
Fully diluted
  net earnings per share..........      $.9666         $.5979          $.5676          $.3486

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


                                          By:             SAMUEL SIEGEL
                                              Samuel Siegel
                                              Vice Chairman,
    Dated:  August 11, 1994                          Chief Financial Officer