Form 10-Q
period 1994-10-01
NUCOR CORP
filed 1994-11-10
CIK 73309

THIRD

                        QUARTER

                        1994

           SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC 20549

                        FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



  For quarter ended October 1, 1994     Commission file number  1-4119



                                   NUCOR CORPORATION

                          (Exact name as specified in charter)



                    Delaware                          13-1860817
        (State or other jurisdiction of            (I.R.S. employer
         incorporation or organization)            identification no.)


  2100 Rexford Road,  Charlotte, North Carolina          28211
     (Address of principal executive offices)          (Zip code)



  Telephone number, including area code:             (704)  366-7000




  Indication by check mark whether Nucor Corporation
  (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Securities Exchange Act
  of 1934 during the preceding twelve months, and (2)
  has been subject to such filing requirements for the
  past 90 days:              Yes   X       No




  87,210,589 shares of common stock were outstanding at October 1, 1994.

             PART I - FINANCIAL INFORMATION


  Consolidated Condensed Statements of Earnings



                              Nine Months (39 Weeks) Ended    Three Months (13 Weeks) Ended
                              Oct. 1, 1994   Oct. 2, 1993      Oct. 1, 1994   Oct. 2, 1993
                               (Unaudited)    (Unaudited)       (Unaudited)    (Unaudited)


  Net sales.................. $2,176,227,606 $1,641,992,294     $786,424,788   $587,280,572
  Costs and expenses:

    Cost of products sold....  1,844,132,395  1,431,624,215      647,794,603   506,197,293

    Marketing, administrative
      and other expenses.....     90,967,237     68,871,679       35,609,119    24,731,682

    Interest expense.........     11,444,067      9,727,225        3,397,244     3,644,469

                               1,946,543,699  1,510,223,119      686,800,966   534,573,444

  Earnings before
    federal income taxes.....    229,683,907    131,769,175       99,623,822    52,707,128

    Federal income taxes.....     80,600,000     44,800,000       35,100,000    17,900,000

      Net earnings...........   $149,083,907    $86,969,175      $64,523,822   $34,807,128

  Net earnings per share.....          $1.71          $1.00             $.74          $.40

  Dividends declared
    per share................          $.135           $.12            $.045         $.04

      Average number of
        shares outstanding...      87,147,660     86,878,785       87,183,177   86,952,262



      The information furnished reflects all
  adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

      The information furnished has not been audited and is subject to year-end adjustments.

  Consolidated Condensed Balance Sheets


                                                          October 1,       December 31,
                                                            1994               1993
  Assets                                                 (Unaudited)        (Audited)
  Current assets:
    Cash and short-term investments.................   $   47,695,208     $   27,254,817
   Accounts receivable.............................       276,133,427        202,176,241
    Inventories.....................................      223,467,776        215,014,570
    Other current assets............................       24,448,981         23,786,254

      Total current assets..........................      571,745,392        468,231,882

  Property, plant and equipment.....................    1,402,853,222      1,361,036,440

      Total assets..................................   $1,974,598,614     $1,829,268,322

  Liabilities and stockholders' equity

  Current liabilities:
    Long-term debt due within one year..............   $      250,000     $      200,000
    Accounts payable................................      184,471,534        165,734,528
    Salaries, wages and related accruals............      105,996,469         60,892,849
    Federal income taxes............................       12,995,929         14,267,152
    Accrued expenses and other current liabilities..      144,387,085        109,396,252

      Total current liabilities.....................      448,101,017        350,490,781
   Long-term debt due after one year.................     217,000,000        352,250,000

  Deferred credits and other liabilities............       97,773,098         81,273,098

  Minority interests................................      169,596,143        143,087,504

  Stockholders' equity:
    Common stock....................................       35,754,317         35,701,222
    Additional paid-in capital......................       32,469,821         29,913,677
    Retained earnings...............................      992,172,899        854,857,471
                                                        1,060,397,037        920,472,370
    Treasury stock..................................      (18,268,681)       (18,305,431)

                                                        1,042,128,356        902,166,939

      Total liabilities and stockholders' equity....   $1,974,598,614     $1,829,268,322


      Inventories consisted of approximately 50% raw materials and supplies, and 50% finished and semi-finished products at October 1, 1994 (50% and 50% at December 31, 1993).

      The information furnished has not been audited and is subject to year-end adjustments.

  Consolidated Condensed Statements of Cash Flows


                                                              Nine Months (39 Weeks) Ended
                                                              Oct. 1, 1994    Oct. 2, 1993
                                                               (Unaudited)    (Unaudited)
  Operating activities:
    Net earnings............................................ $149,083,907     $ 86,969,175
    Adjustments:
      Depreciation of plant and equipment...................  113,154,831       90,892,691
      Minority interests....................................   14,408,469       10,747,527
      Changes in:
        Current assets......................................  (83,073,119)     (58,677,729)
        Current liabilities.................................   97,560,236       73,846,537
        Other...............................................   16,060,189       (1,918,216)

      Cash provided by operating activities.................  307,194,513      201,859,985

  Investing activities:
    Capital expenditures.................................... (154,531,802)    (284,325,561)

      Cash (used in) investing activities................... (154,531,802)    (284,325,561)
  Financing activities:
    Increase (decrease) in long-term debt................... (135,200,000)      95,500,000
    Contributions for (distributions to) minority interests.   12,100,170       (6,421,940)
    Issuance of common stock................................    2,645,989        3,774,011
    Cash dividends..........................................  (11,768,479)     (10,430,769)

      Cash provided by (used in) financing activities....... (132,222,320)      82,421,302

  Increase (decrease) in cash
    and short-term investments.............................. $ 20,440,391     $   (44,274)


      The information furnished has not been audited and is subject to year-end adjustments.

  Analysis of Operations and Finances

  Operations

      Net sales increased by about 35% from the third quarter of 1993 to the third quarter of 1994, and increased by more than 30% from the first nine months of 1993 to the first nine months of 1994.
  About 60% of the net sales increase resulted from an increase in sales volume. Average sales prices increased by less than 10% from the third quarter of 1993 to the third quarter of 1994, and increased about 10% from the first nine months of 1993 to the first nine months of 1994.

      The major component of cost of products sold is raw material costs. The average price of raw materials increased about 10% in the third quarter of 1994 compared with the third quarter of 1993, and increased about 20% in the first nine months of 1994 from the comparable year-earlier period.

      Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased about 10% from the third quarter of 1993 to the third quarter of 1994, and decreased more than 10% from the first nine months of 1993 to the first nine months of 1994. Profit sharing costs increased about 100% from the third quarter of 1993 to the third quarter of 1994, and increased about 85% from the first nine months of 1993 to the first nine months of 1994.
  Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

      Interest expense, which is reduced by interest income from short-term investments, decreased for the third quarter of 1994 from the third quarter of 1993, due primarily to decreased borrowings; and increased for the first nine months of 1994 from the first nine months of 1993 due to increased borrowings and increased average interest rates.

      Federal income taxes were at a rate of about 35% for the third quarter and first nine months of 1994, and about 34% for the third quarter and first nine months of 1993.

      Net earnings increased during the third quarter and first nine months of 1994, compared with the third quarter and first nine months of 1993, principally due to increased sales volume and improved margins.

      Margins were about 18% for the third quarter of 1994 and about 15% for the first nine months of 1994, versus about 14% for the third quarter of 1993 and 13% for the first nine months of 1993.

  Liquidity and capital resources

      The current ratio was about 1.3 at the end of the first nine months of 1994, and about 1.3 at year-end 1993. The percentage of long-term debt to total capital was about 15% at the end of the first nine months of 1994, and about 25% at year-end 1993.

      Capital expenditures decreased about 45% during the first nine months of 1994, compared with the first nine months of 1993. Capital expenditures are projected to be more than $200 million for all of 1994. Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements.

              PART II - OTHER INFORMATION
        Item 6 - Exhibits and Reports on Form 8-k

        Exhibit 11 - Computation of net earnings per share.
        Reports on Form 8-K - None filed for the quarter.

    Exhibit 11 - Computation of net earnings per share


                                Nine Months (39 Weeks) Ended   Three months (13 Weeks) Ended
                                 Oct. 1, 1994   Oct. 2, 1993    Oct. 1, 1994    Oct. 2, 1993
                                 (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
  Primary:

  Primary net earnings.......... $149,083,907    $86,969,175     $64,523,822     $34,807,128
  Average shares outstanding
    (excludes dilutive effect
     of employee stock options
     because less than 3%)......   87,147,660     86,878,785      87,183,177      86,952,262
  Primary
    net earnings per share......      $1.7107        $1.0010          $.7401          $.4003
  Fully diluted:
  Fully diluted net earnings.... $149,083,907    $86,969,175     $64,523,822     $34,807,128
  Fully diluted
    average shares outstanding:
    Primary shares outstanding..   87,147,660     86,878,785      87,183,177      86,952,262
    Dilutive effect of
      employee stock options....      350,043        396,852         341,371         382,523
                                   87,497,703     87,275,637      87,524,548      87,334,785
  Fully diluted
    net earnings per share......      $1.7039         $.9965          $.7372          $.3985


      The information furnished has not been audited and is subject to year-end adjustments.

                       SIGNATURES

      Pursuant to the requirements of the Securities
  Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal financial officer.

                                 NUCOR CORPORATION


                                 By:   SAMUEL SIEGEL

                                    Samuel Siegel
                                    Vice Chairman,
  Dated:  November 11, 1994         Chief Financial Officer