Form 10-K
period 1994-12-31
NUCOR CORP
filed 1995-03-23
CIK 73309

1994

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended December 31, 1994       Commission file number 1-4119


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

Aggregate market value of common stock held by non-affiliates was $4,721,767,177 at February 28, 1995.

87,355,904 shares of common stock were outstanding at February 28, 1995.

Documents incorporated by reference include: Portions of 1994 annual report (Parts II and IV), and proxy statement for 1995 annual stockholders' meeting (Part III).

                                 PART I

Item 1.  Business

   Nucor Corporation was incorporated in Delaware in 1958.

   The business of Nucor Corporation and its subsidiaries is, and for a number of years has been, the manufacture and sale of steel products, which accounted for all of sales and earnings in 1994, 1993 and 1992.

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

   Hot rolled steel, cold rolled steel, cold finished steel and steel grinding balls are manufactured in standard sizes and inventories are maintained. In 1994, approximately 85% of hot and cold rolled steel production was sold to non- affiliated customers; the remainder was used in the manufacture of other steel products as described above. Hot rolled steel, cold rolled steel and cold finished steel are sold nationally, primarily to steel service centers, fabricators and manufacturers. Steel grinding balls are sold primarily to the mining industry.

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

   The backlog of orders was about $715,000,000 at December 31, 1994, and about $445,000,000 at December 31, 1993.

   All 5,900 employees are employed in the steel products business.

Item 2.  Properties


   Principal operating facilities are as follows:

                                     Approximate
                                    square footage            Principal
             Location                of facilities            products
Blytheville-Hickman, Arkansas         2,690,000     Steel shapes, flat-rolled steel
Norfolk-Stanton, Nebraska             2,050,000     Steel shapes, joists and deck
Brigham City-Plymouth, Utah           1,690,000     Steel shapes, joists and
                                                      grinding balls
Darlington-Florence, South Carolina   1,590,000     Steel shapes, joists and deck
Grapeland-Jewett, Texas               1,400,000     Steel shapes, joists and deck
Crawfordsville, Indiana               1,300,000     Flat-rolled steel

   Additional operating facilities are located in Fort Payne, Alabama, Saint Joe and Waterloo, Indiana, and Wilson, North Carolina, all engaged in the manufacture of steel products. During 1994, the average utilization rate of all operating facilities was approximately 90% of production capacity.

Item 3.  Legal Proceedings

   Involvement in various judicial and administrative proceedings, as both plaintiff and defendant, is considered immaterial, and includes matters relating to contracts, torts, environment, taxes, and insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

   None during quarter ended December 31, 1994.


                                  PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
Matters
Item 6.  Selected Financial Data Item 7.  Management's
Discussion and Analysis of Financial Condition and Results of Operations

   Incorporated by reference to Nucor Corporation's 1994 annual report, pages 19, 13, and 12, respectively.

Item 8.  Financial Statements and Supplementary Data

   Incorporated by reference to Nucor Corporation's 1994 annual report, pages 14 to 18. The Report and Consent of Independent Accountants is submitted on Page 6.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures

   None.

                                   PART III


Item 10.  Directors and Executive Officers
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Incorporated by reference to Nucor Corporation's proxy statement for 1995 annual stockholders' meeting, and page 19 of Nucor Corporation's 1994 Annual Report.


Item 13.  Certain Relationships and Related Transactions

   None.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   Financial Statements and Supplementary Data:                            Page

     Independent auditors report and consent................................. 6
     Consolidated balance sheets..................... (Incorporated by    )
     Consolidated statements of earnings..............(reference to       )
     Consolidated statements of stockholders' equity..(Nucor Corporation's)
     Consolidated statements of cash flows............(1994 annual report,)
     Notes to consolidated financial statements.......(pages 14 to 18     )

   Financial Statement Schedules:

        All schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

   Exhibits:
      3   - Restated Certificate of incorporation and by-laws
            (incorporated by reference to Form 10-K for year ended December 31, 1990)
      3(a)- Certificate of amendment dated May
            14, 1992, to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended
             December 31, 1992)
      11   - Computation of net earnings per share
      13   - 1994 annual report (portions incorporated by
             reference)
      21   - Subsidiaries
      22   - Proxy statement for 1995 annual stockholders' meeting
      24   - Powers of attorney (incorporated by reference to Form 10-K for year ended December 31, 1990)
      27   - Financial data schedule

   Reports on Form 8-K:

     None filed during the quarter ended December 31, 1994.

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

   NUCOR CORPORATION


   By        F. KENNETH IVERSON               *          H. DAVID AYCOCK
      F. Kenneth Iverson                      H. David Aycock
      Chairman and                            Director
      Chief Executive Officer


             F. KENNETH IVERSON               *        JAMES W. CUNNINGHAM
   F. Kenneth Iverson                         James W. Cunningham
   Chairman, Chief Executive Officer             Director
   and Director


              SAMUEL SIEGEL                  *By           SAMUEL SIEGEL
   Samuel Siegel                                Samuel Siegel
   Vice Chairman,                               Attorney-in-fact
   Chief Financial Officer,
   Treasurer, Secretary and Director


             JOHN. D. CORRENTI
   John D. Correnti
   President, Chief Operating Officer
   and Director


             TERRY S. LISENBY
   Terry S. Lisenby
   Vice President and
   Corporate Controller




Dated:  March 24, 1995

                Report and Consent of Independent Accountants


Stockholders and Board of Directors
Nucor Corporation
Charlotte, North Carolina

  We have audited the consolidated financial statements of Nucor Corporation and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which financial statements are included on pages 14 through 18 of the 1994 Annual Report to Shareholders of Nucor Corporation and incorporated by reference herein. These financial statements are the responsibility of Nucor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nucor Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  We consent to the incorporation by reference in the Registration Statements of Nucor Corporation on Form S-8, Numbers 2-84117 (including 2-50058), 2-51735, 33-27120 (including 2-55941 and 2-69914), and
33-56649, and Form S-3, Number 33-47313, of this report on our audits of the consolidated financial statements of Nucor Corporation as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993, and 1992.


COOPERS & LYBRAND L.L.P.

Charlotte, North Carolina
February 21, 1995