Form 10-Q
period 1995-04-01
NUCOR CORP
filed 1995-05-09
CIK 73309

FIRST
                                                                         QUARTER
                                                                         1995

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended    April 1, 1995             Commission file number  1-4119



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




  87,407,394 shares of common stock were outstanding at April 1, 1995.

                                  PART I - FINANCIAL INFORMATION


Consolidated Condensed Statements of Earnings


                                                           Three Months (13 Weeks) Ended
                                                          April 1, 1995     April 2, 1994
                                                           (Unaudited)       (Unaudited)

       Net sales.........................................  $841,734,652      $649,701,248

       Costs and expenses:

         Cost of products sold...........................   701,986,925       567,309,313

         Marketing, administrative and other expenses....    33,706,358        24,843,183

         Interest expense................................     1,232,918         3,868,798

                                                            736,926,201       596,021,294

       Earnings before federal income taxes..............   104,808,451        53,679,954

         Federal income taxes............................    37,500,000        18,800,000

           Net earnings..................................  $ 67,308,451      $ 34,879,954

       Net earnings per share............................          $.77              $.40

         Dividends declared per share....................          $.07             $.045

           Average number of shares outstanding..........    87,363,786        87,106,539



 The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

 The information furnished has not been audited and is subject to year-end adjustments.

    Consolidated Condensed Balance Sheets


                                                             April 1,        December 31,
                                                              1995               1994
    Assets                                                 (Unaudited)        (Audited)
    Current assets:
      Cash and short-term investments.................   $  163,837,126     $  101,930,479
      Accounts receivable.............................      293,225,232        258,131,947
      Inventories.....................................      253,839,784        243,026,854
      Other current assets............................       38,182,559         35,612,117

        Total current assets..........................      749,084,701        638,701,397

    Property, plant and equipment.....................    1,344,510,210      1,363,218,768

        Total assets..................................   $2,093,594,911     $2,001,920,165

    Liabilities and stockholders' equity

    Current liabilities:
      Long-term debt due within one year..............   $      150,000     $      250,000
      Accounts payable................................      215,528,736        182,846,410
      Salaries, wages and related accruals............       71,403,829         88,706,273
      Federal income taxes............................       47,007,659         15,507,659
      Accrued expenses and other current liabilities..      109,231,717         95,154,860

        Total current liabilities.....................      443,321,941        382,465,202

    Long-term debt due after one year.................      136,850,000        173,000,000

    Deferred credits and other liabilities............      148,409,517        147,859,517

    Minority interests................................      179,930,827        175,985,189

    Stockholders' equity:
      Common stock....................................       35,832,303         35,803,072
      Additional paid-in capital......................       40,517,194         39,272,431
      Retained earnings...............................    1,126,986,354      1,065,796,421
                                                          1,203,335,851      1,140,871,924
      Treasury stock..................................      (18,253,225)       (18,261,667)

                                                          1,185,082,626      1,122,610,257

        Total liabilities and stockholders' equity....   $2,093,594,911     $2,001,920,165

 Inventories consisted of approximately 50% raw materials and supplies, and 50% finished and semi-finished products at April 1, 1995 (55% and 45% at December 31, 1994).

 The information furnished has not been audited and is subject to year-end adjustments.

     Consolidated Condensed Statements of Cash Flows

                                                               Three Months (13 Weeks) Ended
                                                               April 1, 1995   April 2, 1994
                                                                (Unaudited)     (Unaudited)
     Operating activities:
       Net earnings............................................ $ 67,308,451    $ 34,879,954
       Adjustments:
         Depreciation of plant and equipment...................   40,432,555      35,526,817
         Minority interests....................................    2,404,438       1,375,344
         Changes in:
           Current assets......................................  (48,476,657)    (51,737,133)
           Current liabilities.................................   60,956,739      34,165,990
           Other...............................................      550,000         751,691

         Cash provided by operating activities.................  123,575,526      54,962,663

     Investing activities:
       Capital expenditures....................................  (22,123,997)    (58,965,441)

         Cash (used in) investing activities...................  (22,123,997)    (58,965,441)

     Financing activities:
       Increase (decrease) in long-term debt...................  (36,250,000)      8,800,000
       Contributions for (distributions to) minority interests.    1,541,200      14,121,600
       Issuance of common stock................................    1,282,436       1,178,006
       Cash dividends..........................................   (6,118,518)     (3,921,536)

         Cash provided by (used in) financing activities.......  (39,544,882)     20,178,070

     Increase in cash and short-term investments............... $ 61,906,647    $ 16,175,292


 The information furnished has not been audited and is subject to year-end adjustments.

Analysis of Operations and Finances

Operations

    Net sales for the first quarter of 1995 increased about 30% from the first quarter of 1994. About three fourths of the net sales increase resulted from an increase in volume, and about one fourth resulted from an increase in average sales prices. Average sales prices increased about 5% from the first quarter of 1994.

    The major component of cost of products sold is raw material costs. The average price of raw materials increased about 5% from the first quarter of 1994.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased about 5% from the first quarter of 1994, and profit sharing costs increased about 80%, compared with the 1994 first quarter. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest expense, which is reduced by interest income from short-term investments, decreased for the first quarter of 1995 over the comparable 1994 quarter, primarily due to an decrease in average borrowings in this year's first quarter.

    Federal income taxes were at a rate of about 36% for the first quarter of 1995, and at a rate of about 35% for the first quarter of 1994.

    Net earnings increased about 90% during the first quarter of 1995, compared with the first quarter of 1994, due to increased sales volume and improved margins.

    Margins were about 16.6% for the first quarter of 1995, and about 12.5% for the first quarter of 1994.

Liquidity and capital resources

    The current ratio was about 1.7 at the end of the 1995 first quarter, and about 1.7 at year-end 1994. The percentage of long-term debt to total capital was about 9% at the end of the first quarter of 1995, and about 12% at year-end 1994.

    Capital expenditures decreased about 60% during the first quarter of 1995, compared with the first quarter of 1994. Capital expenditures are anticipated to be more than $250 million for all of 1995. Funds provided from operations, existing credit facilities and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k
    Exhibit 11 - Computation of net earnings per share.
    Reports on Form 8-K - None filed for the quarter.

Exhibit 11 - Computation of net earnings per share

                                                Three months (13 Weeks) Ended
                                                April 1, 1995   April 2, 1994
                                                 (Unaudited)     (Unaudited)
Primary:

Primary net earnings...........................   $67,308,451     $34,879,954
Average shares outstanding
  (excludes dilutive effect of employee
  stock options because less than 3%)..........    87,363,786      87,106,539
Primary net earnings per share.................        $.7704          $.4004
Fully diluted:

Fully diluted net earnings.....................   $67,308,451     $34,879,954
Fully diluted average shares outstanding:
  Primary shares outstanding...................    87,363,786      87,106,539
  Dilutive effect of employee stock options....       222,934         355,280
                                                   87,586,720      87,461,819
Fully diluted net earnings per share...........        $.7685          $.3988

    The information furnished has not been audited and is subject to year-end adjustments.


                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal financial officer.

                                 NUCOR CORPORATION



                                By: SAMUEL SIEGEL
                                    Samuel Siegel
                                    Vice Chairman,
Dated:  May 12, 1995                Chief Financial Officer