Form 10-Q
period 1995-07-01
NUCOR CORP
filed 1995-08-10
CIK 73309

SECOND
                                                                   QUARTER
                                                                      1995

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended          July 1, 1995         Commission file number  1-4119



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




87,437,211 shares of common stock were outstanding at July 1, 1995.

                       PART I - FINANCIAL INFORMATION



Consolidated Condensed Statements of Earnings

                               Six Months (26 Weeks) Ended   Three Months (13 Weeks) Ended
                                 July 1, 1995   July 2,1994    July 1, 1995    July 2, 1994
                                  (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)

Net sales..................... $1,721,886,767  $1,389,802,818   $880,152,115   $740,101,570
Costs and expenses:
  Cost of products sold.......  1,437,075,166   1,196,337,792    735,088,241     629,028,479
  Marketing, administrative
    and other expenses........     69,525,134      55,358,118     35,818,776      30,514,935
  Interest expense............      1,644,340       8,046,823        411,422       4,178,025
                                1,508,244,640   1,259,742,733    771,318,439     663,721,439
Earnings before
  federal income taxes........    213,642,127     130,060,085    108,833,676      76,380,131
  Federal income taxes........     76,400,000      45,500,000     38,900,000      26,700,000
    Net earnings.............. $  137,242,127  $   84,560,085   $ 69,933,676    $ 49,680,131
Net earnings per share........          $1.57           $.97            $.80            $.57
  Dividends declared
    per share.................           $.14           $.09            $.07           $.045
    Average number of
      shares outstanding......     87,393,162     87,129,998      87,422,538      87,153,715

    The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

    The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Balance Sheets

                                                         July 1,        December 31,
                                                          1995              1994
                                                       (Unaudited)       (Audited)
Assets
Current assets:
  Cash and short-term investments.................   $  202,280,765    $  101,930,479
  Accounts receivable.............................      307,102,019       258,131,947
  Inventories.....................................      248,907,803       243,026,854
  Other current assets............................       37,448,299        35,612,117
    Total current assets..........................      795,738,886       638,701,397
Property, plant and equipment.....................    1,356,908,140     1,363,218,768
    Total assets..................................   $2,152,647,026    $2,001,920,165
Liabilities and stockholders' equity
Current liabilities:
  Long-term debt due within one year..............   $      150,000    $      250,000
  Accounts payable................................      220,825,082       182,846,410
  Salaries, wages and related accruals............       72,770,978        88,706,273
  Federal income taxes............................       12,907,659        15,507,659
  Accrued expenses and other current liabilities..      118,571,065        95,154,860
    Total current liabilities.....................      425,224,784       382,465,202
Long-term debt due after one year.................      136,850,000       173,000,000
Deferred credits and other liabilities............      153,009,517       147,859,517
Minority interests................................      187,955,340       175,985,189
Stockholders' equity:
  Common stock....................................       35,843,756        35,803,072
  Additional paid-in capital......................       41,207,475        39,272,431
  Retained earnings...............................    1,190,799,425     1,065,796,421
                                                      1,267,850,656     1,140,871,924
  Treasury stock..................................      (18,243,271)      (18,261,667)
                                                      1,249,607,385     1,122,610,257
    Total liabilities and stockholders' equity....   $2,152,647,026    $2,001,920,165

    Inventories consisted of approximately 50% raw materials and supplies, and 50% finished and semi-finished products at July 1, 1995 (55% and 45% at December 31, 1994).

    The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Statements of Cash Flows


                                                             Six Months (26 Weeks) Ended
                                                            July 1, 1995    July 2, 1994
                                                             (Unaudited)     (Unaudited)
Operating activities:
  Net earnings............................................  $137,242,127    $ 84,560,085
  Adjustments:
    Depreciation of plant and equipment...................    82,743,171      73,621,764
    Minority interests....................................    11,086,551       7,776,574
    Changes in:
      Current assets......................................   (56,687,203)    (76,231,412)
      Current liabilities.................................    42,859,582      72,040,012
      Other...............................................     5,109,163       7,203,105
    Cash provided by operating activities.................   222,353,391     168,970,128
Investing activities:
  Capital expenditures (net)..............................   (76,391,706)   (128,135,457)
    Cash used in investing activities.....................   (76,391,706)   (128,135,457)
Financing activities:
  Decrease in long-term debt..............................   (36,250,000)    (33,200,000)
  Contributions for (distributions to) minority interests.       883,600      14,163,560
  Issuance of common stock................................     1,994,124       1,712,847
  Cash dividends..........................................   (12,239,123)     (7,844,002)
    Cash used in financing activities.....................   (45,611,399)    (25,167,595)
Increase in cash and short-term investments...............  $100,350,286    $ 15,667,076

  The information furnished has not been audited and is subject to year-end adjustments.

Analysis of Operations and Finances


Operations

    Net sales increased by about 20% from the second quarter of 1994 to the second quarter of 1995, and increased by about 25% from the first half of 1994 to the first half of 1995. About three fourths of the net sales increase resulted from an increase in sales volume, and about one fourth resulted from an increase in average sales prices. Average sales prices increased by about 5% from both the second quarter of 1994 to the second quarter of 1995, and also from the first half of 1994 to the first half of 1995.

    The major component of cost of products sold is raw material costs. The average price of raw materials increased about 10% in the second quarter of 1995 compared with the second quarter of 1994, and increased by more than 5% in the first half of 1995 from the first half of 1994.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs were unchanged from the second quarter of 1994 to the second quarter of 1995, and decreased slightly from the first half of 1994 to the first half of 1995. Profit sharing costs increased about 25% from the second quarter of 1994 to the second quarter of 1995, and increased about 50% from the first half of 1994 to the first half of 1995. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest expense, which is reduced by interest income from short-term investments, decreased for the second quarter and first half of 1995 from the second quarter and first half of 1994, due primarily to decreased borrowings and increased short-term investments.

    Federal income taxes were at a rate of about 36% for the first half and second quarter of 1995, versus a rate of about 35% for the second quarter and first half of 1994.

    Net earnings increased during the second quarter and first half of 1995, compared with the second quarter and first half of
1994, principally due to     increased sales volume and improved
margins.

    Margins were about 16.5% for the second quarter and first half of 1995, versus about 15% for the second quarter of 1994 and about 14% for the first half of 1994.

Liquidity and capital resources

    The current ratio was about 1.9 at the end of the first half of 1995, and about 1.7 at year-end 1994. The percentage of long-term debt to total capital was about 9% at the end of the first half of 1995, and about 12% at year-end 1994.

    Capital expenditures decreased about 40% during the first half of 1995, compared with the first half of 1994. Capital expenditures are projected to be more than $250 million for all of 1995. Funds provided from operations, existing credit facilities, and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

                         PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on May 11, 1995, one director was elected for a term of three years expiring in 1998; 74,483,635 shares were voted for John D. Correnti (1,238,792 abstained). A stockholder proposal regarding selection of directors was defeated; 59,074,553 shares were voted against the proposal (8,534,094 shares for and 2,638,224 abstained).

Item 6 - Exhibits and Reports on Form 8-K
    Exhibit 11 - Computation of net earnings per share.
    Reports on Form 8-K - None filed for the quarter.

Exhibit 11 - Computation of net earnings per share


                              Six Months (26 Weeks) Ended   Three months (13 Weeks) Ended
                              July 1, 1995   July 2, 1994    July 1, 1995   July 2, 1994
                               (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Primary:

Primary net earnings..........$137,242,127    $84,560,085     $69,933,676    $49,680,131

Average shares outstanding
  (excludes dilutive effect
   of employee stock options
   because less than 3%)......  87,393,162     87,129,998      87,422,538     87,153,715

Primary
  net earnings per share......     $1.5704         $.9705          $.8000         $.5700

Fully diluted:

Fully diluted net earnings....$137,242,127    $84,560,085     $69,933,676    $49,680,131

Fully diluted
  average shares outstanding:

  Primary shares outstanding..  87,393,162     87,129,998      87,422,538     87,153,715
  Dilutive effect of
    employee stock options....     195,479        354,357         168,023        353,423
                                87,588,641     87,484,355      87,590,561     87,507,138

Fully diluted
  net earnings per share......     $1.5669         $.9666          $.7984         $.5677


    The information furnished has not been audited and is subject to year-end adjustments.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal financial officer.

                                             NUCOR CORPORATION


                                             By:

                                                 Samuel Siegel
                                                 Vice Chairman,
Dated:  August 11, 1995                          Chief Financial Officer