Form 10-Q
period 1995-09-30
NUCOR CORP
filed 1995-11-09
CIK 73309

THIRD
                                                                        QUARTER
                                                                           1995


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended      September 30, 1995        Commission file number  1-4119
                   --------------------------                            ------



                                 NUCOR CORPORATION
                      (Exact name as specified in charter)



                  Delaware                                     13-1860817
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)


2100 Rexford Road,  Charlotte, North Carolina                   28211
   (Address of principal executive offices)                   (Zip code)



Telephone number, including area code:                      (704)  366-7000
                                                        ----------------------




Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days: Yes X     No



87,473,194 shares of common stock were outstanding at September 30, 1995.

                         PART I - FINANCIAL INFORMATION


Consolidated Condensed Statements of Earnings



                             Nine Months (39 Weeks) Ended    Three Months (13 Weeks) Ended
                             Sep. 30, 1995    Oct. 1, 1994   Sep. 30, 1995    Oct. 1, 1994
                               (Unaudited)   (Unaudited)       (Unaudited)    (Unaudited)

Net sales................... $2,582,431,557 $2,176,227,606    $860,544,790    $786,424,788
                             -------------- --------------    ------------    ------------

Costs and expenses:

  Cost of products sold.....  2,167,023,090  1,844,132,395     729,947,924     647,794,603

  Marketing, administrative
    and other expenses......    103,051,370     90,967,237      33,526,236      35,609,119

  Interest expense (income).        711,926     11,444,067        (932,414)      3,397,244
                             -------------- --------------    ------------    ------------

                              2,270,786,386  1,946,543,699     762,541,746     686,800,966
                             -------------- --------------    ------------    ------------

Earnings before
  federal income taxes......    311,645,171    229,683,907      98,003,044      99,623,822

  Federal income taxes......    111,400,000     80,600,000      35,000,000      35,100,000
                             -------------- --------------    ------------    ------------

    Net earnings............ $  200,245,171 $ $149,083,907    $ 63,003,044    $ 64,523,822
                             ============== ==============    ============    ============

Net earnings per share......          $2.29          $1.71            $.72            $.74
                                      =====          =====            ====            ====

  Dividends declared
    per share...............           $.21          $.135            $.07           $.045
                                       ====          =====            ====           =====

    Average number of
      shares outstanding....     87,413,820     87,147,660      87,455,135      87,183,177



    The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

    The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Balance Sheets


                                                      September 30,      December 31,
                                                          1995               1994
Assets                                                 (Unaudited)        (Audited)
Current assets:
  Cash and short-term investments.................   $  259,465,228     $  101,930,479
  Accounts receivable.............................      294,367,960        258,131,947
  Inventories.....................................      235,049,227        243,026,854
  Other current assets............................       39,785,495         35,612,117
                                                     --------------     --------------

    Total current assets..........................      828,667,910        638,701,397

Property, plant and equipment.....................    1,406,145,458      1,363,218,768
                                                     --------------     --------------

    Total assets..................................   $2,234,813,368     $2,001,920,165
                                                     ==============     ==============

Liabilities and stockholders' equity

Current liabilities:
  Long-term debt due within one year..............   $      150,000     $      250,000
  Accounts payable................................      200,004,735        182,846,410
  Salaries, wages and related accruals............      125,739,813         88,706,273
  Federal income taxes............................        5,907,659         15,507,659
  Accrued expenses and other current liabilities..      130,969,600         95,154,860
                                                     --------------     --------------

    Total current liabilities.....................      462,771,807        382,465,202
                                                     --------------     --------------

Long-term debt due after one year.................      124,850,000        173,000,000
                                                     --------------     --------------

Deferred credits and other liabilities............      139,509,517        147,859,517
                                                     --------------     --------------

Minority interests................................      200,561,988        175,985,189
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       35,857,649         35,803,072
  Additional paid-in capital......................       41,815,833         39,272,431
  Retained earnings...............................    1,247,679,345      1,065,796,421
                                                     --------------     --------------
                                                      1,325,352,827      1,140,871,924
  Treasury stock..................................      (18,232,771)       (18,261,667)
                                                     --------------     --------------

                                                      1,307,120,056      1,122,610,257
                                                     --------------     --------------
    Total liabilities and stockholders' equity....   $2,234,813,368     $2,001,920,165
                                                     ==============     ==============


    Inventories consisted of approximately 50% raw materials and supplies, and 50% finished and semi-finished products at September 30, 1995 (55% and 45% at December 31, 1994).

    The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Statements of Cash Flows


                                                           Nine Months (39 Weeks) Ended
                                                           Sep. 30, 1995    Oct. 1, 1994
                                                             (Unaudited)    (Unaudited)

Operating activities:
  Net earnings............................................ $200,245,171     $149,083,907
  Adjustments:
    Depreciation of plant and equipment...................  124,072,243      113,154,831
    Minority interests....................................   26,058,919       14,408,469
    Changes in:
      Current assets......................................  (32,431,764)     (83,073,119)
      Current liabilities.................................   80,406,605       97,560,236
      Other...............................................  (32,400,721)      16,060,189
                                                           ------------     ------------

    Cash provided by operating activities.................  365,950,453      307,194,513
                                                           ------------     ------------

Investing activities:
  Capital expenditures.................................... (142,948,212)    (154,531,802)
                                                           ------------     ------------

    Cash used in investing activities..................... (142,948,212)    (154,531,802)
                                                           ------------     ------------

Financing activities:
  Decrease in long-term debt..............................  (48,250,000)    (135,200,000)
  Contributions for (distributions to) minority interests.   (1,482,120)      12,100,170
  Issuance of common stock................................    2,626,875        2,645,989
  Cash dividends..........................................  (18,362,247)     (11,768,479)
                                                           ------------     ------------

    Cash used in financing activities.....................  (65,467,492)    (132,222,320)
                                                           ------------     ------------

Increase in cash and short-term investments............... $157,534,749     $ 20,440,391

                                                           ============     ============

  The information furnished has not been audited and is subject to year-end adjustments.

Analysis of Operations and Finances

Operations

    Net sales increased by about 10% from the third quarter of 1994 to the third quarter of 1995, with about half of the net sales increase resulting from an increase in sales volume and about half resulting from an increase in average sales prices. Net sales increased by about 20% from the first nine months of 1994 to the first nine months of 1995, with about 70% of the net sales increase resulting from an increase in sales volume. Average sales prices increased by about 5% from both the third quarter of 1994 to the third quarter of 1995, and from the first nine months of 1994 to the first nine months of 1995.

    The major component of cost of products sold is raw material costs. The average price of raw materials increased about 10% in the third quarter of 1995 compared with the third quarter of 1994, and increased by more than 5% in the first nine months of 1995 from the comparable year-earlier period.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased slightly from both the third quarter of 1994 to the third quarter of 1995, and from the first nine months of 1994 to the first nine months of 1995. Profit sharing costs decreased about 15% from the third quarter of 1994 to the third quarter of 1995, and increased about 20% from the first nine months of 1994 to the first nine months of 1995. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest expense, which is reduced by interest income from short-term investments, decreased for both the third quarter and first nine months of 1995 from the third quarter and first nine months of 1994, due to decreased borrowings and increased earnings from short-term investments.

    Federal income taxes were at a rate of about 36% for the third quarter and first nine months of 1995, versus a rate of about 35% for the third quarter and first nine months of 1994.

    Net earnings decreased during the third quarter of 1995, compared with the third quarter of 1994, principally due to decreased margins. Net earnings increased for the first nine months of 1995, compared with the first nine months of 1994, principally due to increased sales volume.

    Margins were about 15% for the third quarter of 1995 and about 16% for the first nine months of 1995, versus about 18% for the third quarter of 1994 and 15% for the first nine months of 1994.

Liquidity and capital resources

    The current ratio was about 1.8 at the end of the first nine months of 1995, and about 1.7 at year-end 1994. The percentage of long-term debt to total capital was about 8% at the end of the first nine months of 1995, and about 12% at year-end 1994.

    Capital expenditures decreased more than 5% during the first nine months of 1995, compared with the first nine months of 1994. Capital expenditures are projected to be more than $200 million for all of 1995. Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-k

    Exhibit 11 - Computation of net earnings per share. Reports on Form 8-K - None filed for the quarter.

Exhibit 11 - Computation of net earnings per share

                              Nine Months (39 Weeks) Ended   Three months (13 Weeks) Ended
                              Sep. 30, 1995   Oct. 1, 1994   Sep. 30, 1995    Oct. 1, 1994
                               (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
Primary:

Primary net earnings.......... $200,245,171   $149,083,907     $63,003,044     $64,523,822
                               ============   ============     ===========     ===========
Average shares outstanding
  (excludes dilutive effect
   of employee stock options
   because less than 3%)......   87,413,820     87,147,660      87,455,135      87,183,177
                                 ==========     ==========      ==========      ==========
Primary
  net earnings per share......      $2.2908        $1.7107          $.7204          $.7401
                                    =======        =======          ======          ======
Fully diluted:

Fully diluted net earnings.... $200,245,171   $149,083,907     $63,003,044     $64,523,822
                               ============   ============     ===========     ===========
Fully diluted average shares outstanding:

  Primary shares outstanding..   87,413,820     87,147,660      87,455,135      87,183,177
  Dilutive effect of
    employee stock options....      192,034        350,043         158,110         341,371
                                 ----------     ----------      ----------      ----------
                                 87,605,854     87,497,703      87,613,245      87,524,548
                                 ==========     ==========      ==========      ==========
Fully diluted
  net earnings per share......      $2.2858        $1.7039          $.7191          $.7372

                                    =======        =======          ======          ======

    The information furnished has not been audited and is subject to year-end adjustments.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal financial officer.

                                             NUCOR CORPORATION



                                             By:
                                                 Samuel Siegel
                                                 Vice Chairman,
Dated:  November 10, 1995                        Chief Financial Officer