Form 10-K
period 1995-12-31
NUCOR CORP
filed 1996-03-29
CIK 73309

1995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended December 31, 1995          Commission file number 1-4119


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

Indication by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X

Aggregate market value of common stock held by non-affiliates was $4,567,433,099 at February 29, 1996.

87,640,573 shares of common stock were outstanding at February 29, 1996.

Documents incorporated by reference include: Portions of 1995 annual report (Parts I, II, III and IV), and proxy statement for 1996 annual stockholders' meeting (Part III).

                                     PART I

Item 1.  Business

   Nucor Corporation was incorporated in Delaware in 1958.

   The business of Nucor Corporation and its subsidiaries is, and for a number of years has been, the manufacture and sale of steel products, which accounted for all of sales and earnings in 1995, 1994 and 1993.

   Principal steel products are hot rolled steel (angles, rounds, flats, channels, sheet, wide-flange beams, pilings, billets, blooms and beam blanks), cold rolled steel, cold finished steel, steel joists and joist girders, steel deck, steel fasteners and steel grinding balls. Hot rolled steel is manufactured principally from scrap, utilizing electric furnaces, continuous casting and automated rolling mills. Cold rolled steel, cold finished steel, steel joists and joist girders, steel fasteners and steel grinding balls are manufactured by further processing of hot rolled steel. Steel deck is manufactured from cold rolled steel.

   Hot rolled steel, cold rolled steel, cold finished steel, steel fasteners, and steel grinding balls are manufactured in standard sizes and inventories are maintained. In 1995, approximately 85% of hot and cold rolled steel production was sold to non-affiliated customers; the remainder was used in the manufacture of other steel products as described above. Hot rolled steel, cold rolled steel and cold finished steel are sold nationally, primarily to steel service centers, fabricators and manufacturers. Steel fasteners are sold to distributors and manufacturers, and steel grinding balls are sold primarily to the mining industry.

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

   Steel products are marketed principally through in-house sales forces. The principal competitive factors are price and service. Considerable competition exists from numerous domestic manufacturers and foreign imports. Nucor believes that the most significant factor with respect to its competitive position is its low cost and efficiency of its production processes. The markets which Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions.

   Nucor's backlog of orders was about $610,000,000 at December 31, 1995, and about $715,000,000 at December 31, 1994 (all of which are normally filled within one year).

   Nucor is highly decentralized and has less than 25 employees in its executive offices. All of Nucor's 6,200 employees are engaged in its steel products business.

   Additional information on Nucor's business is incorporated by reference to Nucor's 1995 annual report, pages 5, 8, 9, 10, 11 and 12.

Item 2.  Properties


   Principal operating facilities are as follows:


                                     Approximate
                                    square footage            Principal
             Location                of facilities            products


Blytheville-Hickman, Arkansas         2,690,000     Steel shapes, flat-rolled steel
Norfolk-Stanton, Nebraska             2,050,000     Steel shapes, joists, deck
Brigham City-Plymouth, Utah           1,690,000     Steel shapes, joists
Darlington-Florence, South Carolina   1,590,000     Steel shapes, joists, deck
Grapeland-Jewett, Texas               1,400,000     Steel shapes, joists, deck
Crawfordsville, Indiana               1,300,000     Flat-rolled steel

   Additional operating facilities are located in Fort Payne, Alabama, Conway, Arkansas, Saint Joe and Waterloo, Indiana, and Wilson, North Carolina, all engaged in the manufacture of steel products. During 1995, the average utilization rate of all operating facilities was approximately 90% of production capacity.

Item 3.  Legal Proceedings

   Involvement in various judicial and administrative proceedings, as both plaintiff and defendant, is considered immaterial, and includes matters relating to contracts, torts, environment, taxes, and insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

   None during quarter ended December 31, 1995.


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

   Incorporated by reference to Nucor Corporation's 1995 annual report, pages 19 and 13, 13, and 12, respectively.

Item 8.  Financial Statements and Supplementary Data

   Incorporated by reference to Nucor Corporation's 1995 annual report, pages 14 to 18. The Report and Consent of Independent Accountants is on Page 6.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures

   None.

                                    PART III


Item 10.  Directors and Executive Officers
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Incorporated by reference to Nucor Corporation's proxy statement for 1996 annual stockholders' meeting, and page 19 of Nucor Corporation's 1995 Annual Report.


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
     Consolidated balance sheets........................ (Incorporated by    )
     Consolidated statements of earnings................ (reference to       )
     Consolidated statements of stockholders' equity.... (Nucor Corporation's)
     Consolidated statements of cash flows.............. (1995 annual report,)
     Notes to consolidated financial statements......... (pages 14 to 18     )

   Financial Statement Schedules:

        All schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

   Exhibits:
      3   - Restated   Certificate   of   incorporation   and   by-laws
            (incorporated by reference to Form 10-K for year ended December 31, 1990)
    3(i)  - Certificate  of  amendment  dated May 14,  1992,  to  Restated
            Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1992)
     11   - Computation of net earnings per share
     13   - 1995 annual report (portions incorporated by reference)
     21   - Subsidiaries
     22   - Proxy statement for 1996 annual stockholders' meeting
     24   - Powers of attorney (also incorporated by reference to Form 10-K for year ended December 31, 1990)
     27   - Financial data schedule

   Reports on Form 8-K:

     None filed during the quarter ended December 31, 1995.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed (1) by the Registrant, and (2) on behalf of the Registrant, by its principal executive, financial and accounting officers, and its directors.

   NUCOR CORPORATION


   By     F. KENNETH IVERSON                  *          H. DAVID AYCOCK
      F. Kenneth Iverson                      H. David Aycock
      Chairman                                Director


          F. KENNETH IVERSON                  *        JAMES W. CUNNINGHAM
   F. Kenneth Iverson                         James W. Cunningham
   Chairman and Director                      Director


          JOHN D. CORRENTI                    *          JAMES D. HLAVACEK
   John D. Correnti                           James D. Hlavacek
   Vice Chairman, President,                  Director
   Chief Executive Officer and Director


          SAMUEL SIEGEL                      *By         SAMUEL SIEGEL
   Samuel Siegel                                Samuel Siegel
   Vice Chairman,                               Attorney-in-fact
   Chief Financial Officer,
   Treasurer, Secretary and Director


          TERRY S. LISENBY
   Terry S. Lisenby
   Vice President and
   Corporate Controller




Dated:  March 28, 1996

COOPERS & LYBRAND, L.L.P.
Nationsbank Corporate Center
100 North Tryon Street
Suite 3400
Charlotte, North Carolina
28202


                  Report and Consent of Independent Accountants


Stockholders and Board of Directors
Nucor Corporation
Charlotte, North Carolina

  We have audited the consolidated financial statements of Nucor Corporation and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, which financial statements are included on pages 14 through 18 of the 1995 Annual Report to Shareholders of Nucor Corporation and incorporated by reference herein. These financial statements are the responsibility of Nucor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nucor Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  We consent to the incorporation by reference in the Registration Statements of Nucor Corporation on Form S-8, Numbers 2-84117 (including 2-50058), 2-51735, 33-27120 (including 2-55941 and 2-69914), and 33-56649, and Form S-3, Number
33-47313, of this report on our audits of the consolidated financial statements of Nucor Corporation as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994, and 1993.


COOPERS & LYBRAND, L.L.P.

Charlotte, North Carolina
February 20, 1996