Form 10-Q
period 1996-03-30
NUCOR CORP
filed 1996-05-09
CIK 73309

FIRST
                                                                       QUARTER
                                                                          1996

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended    March 30, 1996             Commission file number  1-4119


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




Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes X No

87,679,252 shares of common stock were outstanding at March 30, 1996.

                         PART I - FINANCIAL INFORMATION


Consolidated Condensed Statements of Earnings



                                                    Three Months (13 Weeks) Ended
                                                    March 30, 1996     April 1, 1995
                                                     (Unaudited)       (Unaudited)


Net sales.........................................  $876,113,043      $841,734,652

Costs and expenses:

  Cost of products sold...........................   766,609,546       701,986,925

  Marketing, administrative and other expenses....    28,980,919        33,706,358

  Interest expense (income).......................      (961,229)        1,232,918

                                                     794,629,236       736,926,201

Earnings before federal income taxes..............    81,483,807       104,808,451

  Federal income taxes............................    28,900,000        37,500,000

    Net earnings..................................  $ 52,583,807      $ 67,308,451

Net earnings per share............................          $.60              $.77

  Dividends declared per share....................          $.08              $.07

    Average number of shares outstanding..........    87,635,545        87,363,786




  The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

  The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Balance Sheets


                                                        March 30,        December 31,
                                                          1996               1995
Assets                                                 (Unaudited)        (Audited)

Current assets:
  Cash and short-term investments.................   $  198,988,373     $  201,795,775
  Accounts receivable.............................      295,241,410        283,206,832
  Inventories.....................................      329,410,007        306,773,384
  Other current assets............................       40,044,486         38,965,327

    Total current assets..........................      863,684,276        830,741,318

Property, plant and equipment.....................    1,539,989,711      1,465,400,015

    Total assets..................................   $2,403,673,987     $2,296,141,333

Liabilities and stockholders' equity

Current liabilities:
  Long-term debt due within one year..............   $      150,000     $      150,000
  Accounts payable................................      231,240,137        214,562,570
  Salaries, wages and related accruals............       73,483,704        104,562,678
  Federal income taxes............................       40,198,873         11,298,873
  Accrued expenses and other current liabilities..      127,740,975        116,562,190

    Total current liabilities.....................      472,813,689        447,136,311

Long-term debt due after one year.................      131,700,000        106,850,000

Deferred credits and other liabilities............      140,134,197        139,384,197

Minority interests................................      229,515,360        220,658,666

Stockholders' equity:
  Common stock....................................       35,934,244         35,902,460
  Additional paid-in capital......................       50,452,188         48,669,443
  Retained earnings...............................    1,361,417,282      1,315,844,041
                                                      1,447,803,714      1,400,415,944
  Treasury stock..................................      (18,292,973)       (18,303,785)

                                                      1,429,510,741      1,382,112,159

    Total liabilities and stockholders' equity....   $2,403,673,987     $2,296,141,333



  Inventories consisted of approximately 55% raw materials and supplies, and 45% finished and semi-finished products at March 30, 1996 (55% and 45% at December 31, 1995).

  The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Statements of Cash Flows



                                                         Three Months (13 Weeks) Ended
                                                         March 30, 1996   April 1, 1995
                                                           (Unaudited)      (Unaudited)

Operating activities:
  Net earnings............................................ $ 52,583,807    $ 67,308,451
  Adjustments:
    Depreciation of plant and equipment...................   42,186,710      40,832,555
    Minority interests....................................   21,371,294       2,404,438
    Changes in:
      Current assets......................................  (35,750,360)    (48,476,657)
      Current liabilities.................................   25,677,378      60,956,739
      Other...............................................   (7,907,267)        550,000

    Cash provided by operating activities.................   98,161,562     123,575,526

Investing activities:
  Capital expenditures.................................... (108,119,138)    (22,123,997)

    Cash (used in) investing activities................... (108,119,138)    (22,123,997)

Financing activities:
  Increase (decrease) in long-term debt...................   24,850,000     (36,250,000)
  Contributions for (distributions to) minority interests.  (12,514,600)      1,541,200
  Issuance of common stock................................    1,825,341       1,282,436
  Cash dividends..........................................   (7,010,567)     (6,118,518)

    Cash provided by (used in) financing activities.......    7,150,174     (39,544,882)

Increase (decrease) in cash and short-term investments.... $ (2,807,402)   $ 61,906,647



  The information furnished has not been audited and is subject to year-end adjustments.

  Analysis of Operations and Finances

  Operations

      Net sales for the first quarter of 1996 increased about 4% from the first quarter of 1995. All of the net sales increase resulted from an increase in volume. Average sales prices decreased by less than 5% from the first quarter of 1994.

      The major component of cost of products sold is raw material costs. The average price of raw materials increased slightly from the first quarter of 1995.

      Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased about 5% from the first quarter of 1995, and profit sharing costs decreased about 30%, compared with the 1995 first quarter. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

      Interest expense, which is reduced by interest income from short-term investments, decreased for the first quarter of 1996 over the comparable 1995 quarter, primarily due to an decrease in average borrowings in this year's first quarter.

      Federal income taxes were at a rate of about 35% for the first quarter of 1996, and at a rate of about 36% for the first quarter of 1995.

      Net earnings decreased about 20% during the first quarter of 1996, compared with the first quarter of 1995, due to decreased margins.

      Margins were about 12.5% for the first quarter of 1996, and about 16.6% for the first quarter of 1995.

  Liquidity and capital resources

      The current ratio was about 1.8 at the end of the 1996 first quarter, and about 1.9 at year-end 1995. The percentage of long-term debt to total capital was about 7% at the end of the first quarter of 1996, and about 6% at year-end 1995.

      Capital expenditures increased about 400% during the first quarter of 1996, compared with the first quarter of 1995. Capital expenditures are anticipated to be more than $500 million for all of 1996. Funds provided from operations, existing credit facilities and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

                           PART II - OTHER INFORMATION

  Item6 - Exhibits and Reports on Form 8-k Exhibit 11 - Computation of net earnings per share. Reports on Form 8-K - None filed for the quarter.

  Exhibit 11 - Computation of net earnings per share

                                                 Three months (13 Weeks) Ended
                                                 March 30, 1996   April 1, 1995
                                                   (Unaudited)     (Unaudited)
  Primary:

  Primary net earnings...........................   $52,583,807     $67,308,451

  Average shares outstanding
    (excludes dilutive effect of employee
    stock options because less than 3%)..........    87,635,545      87,363,786

 Primary net earnings per share.................        $.6000          $.7704

  Fully diluted:

  Fully diluted net earnings.....................   $52,583,807     $67,308,451

  Fully diluted average shares outstanding:
    Primary shares outstanding...................    87,635,545      87,363,786
    Dilutive effect of employee stock options....       146,499         222,934
                                                     ----------      ----------
                                                     87,782,044      87,586,720

  Fully diluted net earnings per share...........        $.5990          $.7685


      The information furnished has not been audited and is subject to year-end adjustments.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal financial officer.

                                        NUCOR CORPORATION



                                        By:     SAMUEL SIEGEL
                                            Samuel Siegel
                                            Vice Chairman,
  Dated:  May 10, 1996                      Chief Financial Officer