Form 10-Q
period 1996-06-29
NUCOR CORP
filed 1996-08-07
CIK 73309

                                                                          SECOND
                                                                         QUARTER
                                                                            1996

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended     June 29, 1996              Commission file number  1-4119



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




87,683,861 shares of common stock were outstanding at June 29, 1996.

                         PART I - FINANCIAL INFORMATION



Consolidated Condensed Statements of Earnings



                               Six Months (26 Weeks) Ended   Three Months (13 Weeks) Ended
                              June 29, 1996   July 1, 1995   June 29, 1996    July 1, 1995
                               (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
Net sales................... $1,787,210,340  $1,721,886,767   $911,097,297    $880,152,115
                             --------------  --------------   ------------    ------------

Costs and expenses:

  Cost of products sold.....  1,559,944,742   1,437,075,166    793,335,197     735,088,241

  Marketing, administrative
    and other expenses......     60,892,879      69,525,134     31,911,959      35,818,776

  Interest expense (income).       (853,918)      1,644,340        107,311         411,422
                             --------------  --------------   ------------    ------------

                              1,619,983,703   1,508,244,640    825,354,467     771,318,439
                             --------------  --------------   ------------    ------------

Earnings before
  federal income taxes......    167,226,637     213,642,127     85,742,830     108,833,676

  Federal income taxes......     59,400,000      76,400,000     30,500,000      38,900,000
                             --------------  --------------   ------------    ------------

    Net earnings............ $  107,826,637  $  137,242,127   $ 55,242,830    $ 69,933,676
                             ==============  ==============   ============    ============

Net earnings per share......          $1.23          $1.57            $.63            $.80
                                      =====          =====            ====            ====

  Dividends declared
    per share...............           $.16           $.14            $.08            $.07
                                       ====           ====            ====            ====

    Average number of
      shares outstanding....     87,658,873     87,393,162      87,681,944      87,422,538


    The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

    The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Balance Sheets

                                                         June 29,        December 31,
                                                          1996               1995
                                                     --------------     --------------
Assets                                                 (Unaudited)        (Audited)
Current assets:
  Cash and short-term investments.................   $  152,145,246     $  201,795,775
  Accounts receivable.............................      310,172,575        283,206,832
  Inventories.....................................      311,450,112        306,773,384
  Other current assets............................       44,853,161         38,965,327
                                                     --------------     --------------

    Total current assets..........................      818,621,094        830,741,318
                                                     --------------     --------------

Property, plant and equipment.....................    1,607,334,699      1,465,400,015
                                                     --------------     --------------

    Total assets..................................   $2,425,955,793     $2,296,141,333
                                                     ==============     ==============

Liabilities and stockholders' equity

Current liabilities:
  Long-term debt due within one year..............   $      150,000     $      150,000
  Accounts payable................................      217,061,697        214,562,570
  Salaries, wages and related accruals............       95,090,854        104,562,678
  Federal income taxes............................        3,948,873         11,298,873
  Accrued expenses and other current liabilities..      135,106,039        116,562,190
                                                     --------------     --------------

    Total current liabilities.....................      451,357,463        447,136,311
                                                     --------------     --------------

Long-term debt due after one year.................      131,700,000        106,850,000
                                                     --------------     --------------

Deferred credits and other liabilities............      133,134,197        139,384,197
                                                     --------------     --------------

Minority interests................................      231,845,087        220,658,666
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       35,935,405         35,902,460
  Additional paid-in capital......................       50,620,527         48,669,443
  Retained earnings...............................    1,409,641,629      1,315,844,041
                                                     --------------     --------------
                                                      1,496,197,561      1,400,415,944
  Treasury stock..................................      (18,278,515)       (18,303,785)
                                                     --------------     --------------

                                                      1,477,919,046      1,382,112,159
                                                     --------------     --------------
    Total liabilities and stockholders' equity....   $2,425,955,793     $2,296,141,333
                                                     ==============     ==============


  Inventories consisted of approximately 55% raw materials and supplies, and 45% finished and semi-finished products, at June 29, 1996 (55% and 45% at December 31, 1995).

  The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Statements of Cash Flows

                                                            Six Months (26 Weeks) Ended
                                                           June 29, 1996     July 1, 1995
                                                             (Unaudited)      (Unaudited)
Operating activities:
  Net earnings............................................  $107,826,637     $137,242,127
  Adjustments:
    Depreciation of plant and equipment...................    84,880,786       82,743,171
    Minority interests....................................    37,846,341       11,086,551
    Changes in:
      Current assets......................................   (37,530,305)     (56,687,203)
      Current liabilities.................................     4,221,152       42,859,582
      Other...............................................     9,960,902        5,109,163
                                                            ------------     ------------

    Cash provided by operating activities.................   207,205,513      222,353,391
                                                            ------------     ------------

Investing activities:
  Capital expenditures (net)..............................  (243,026,372)     (76,391,706)
                                                            ------------     ------------

    Cash used in investing activities.....................  (243,026,372)     (76,391,706)
                                                            ------------     ------------

Financing activities:
  Increase (decrease) in long-term debt...................    24,850,000      (36,250,000)
  Contributions for (distributions to) minority interests.   (26,659,920)         883,600
  Issuance of common stock................................     2,009,299        1,994,124
  Cash dividends..........................................   (14,029,049)     (12,239,123)
                                                            ------------     ------------

    Cash used in financing activities.....................   (13,829,670)     (45,611,399)
                                                            ------------     ------------


Increase (decrease) in cash and short-term investments....  $(49,650,529)    $100,350,286
                                                            ============     ============


  The information furnished has not been audited and is subject to year-end adjustments.

Analysis of Operations and Finances


Operations

    Net sales increased by about 4% from the both the second quarter of 1995 to the second quarter of 1996, and from the first half of 1995 to the first half of 1996. All of the net sales increase resulted from an increase in sales volume. Average sales prices were unchanged from the second quarter of 1995 to the second quarter of 1996, and decreased about 1% from the first half of 1995 to the first half of 1996.

    The major component of cost of products sold is raw material costs. The average price of raw materials increased about 1% in both the second quarter of 1996 compared with the second quarter of 1995, and the first half of 1996 compared with the first half of 1995.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased less than 1% from the second quarter of 1995 to the second quarter of 1996, and increased about 2% from the first half of 1995 to the first half of 1996. Profit sharing costs decreased about 30% from both the second quarter of 1995 to the second quarter of 1996, and from the first half of 1995 to the first half of 1996. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest expense, which is reduced by interest income from short-term investments, decreased for the second quarter and first half of 1996 from the second quarter and first half of 1995, due primarily to decreased average debt.

    Federal income taxes were at a rate of about 36% for the second quarter and first half of 1996, and the second quarter and first half of 1995.

    Net earnings decreased during the second quarter and first half of 1996, compared with the second quarter and first half of 1995, due to increased pre-operating and start-up costs of new facilities and decreased margins.

    Margins were about 13% for the second quarter and first half of 1996, compared with about 16% for the second quarter and first half of 1995.

Liquidity and capital resources
- -------------------------------
    The current ratio was about 1.8 at the end of the first half of 1996, and about 1.9 at year-end 1995. The percentage of long-term debt to total capital was about 7% at the end of the first half of 1996, and about 6% at year-end 1995.

    Capital expenditures increased over 200% during the first half of 1996, compared with the first half of 1995. Capital expenditures are projected to be more than $500 million for all of 1996. Funds provided from operations, existing credit facilities, and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

                          PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on May 9, 1996, two directors were elected for terms of three years expiring in 1999; 58,911,356 shares were voted for F. Kenneth Iverson (986,894 abstained), and 58,912,710 shares were voted for James W. Cunningham (985,540 abstained).

Item6 - Exhibits and Reports on Form 8-K
- ----------------------------------------
Exhibit 11 - Computation of net earnings per share.
- ---------
Reports on Form 8-K - None filed for the quarter.
- -------------------
Exhibit 11 - Computation of net earnings per share

                             Six Months (26 Weeks) Ended    Three months (13 Weeks) Ended
                             June 29, 1996   July 1, 1995   June 29, 1996    July 1, 1995
                               (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
Primary:

Primary net earnings..........$107,826,637   $137,242,127     $55,242,830     $69,933,676
                              ============   ============     ===========     ===========

Average shares outstanding
  (excludes dilutive effect
   of employee stock options
   because less than 3%)......  87,658,873     87,393,162      87,681,944      87,422,538
                                ==========     ==========      ==========      ==========

Primary
  net earnings per share......     $1.2301        $1.5704          $.6300          $.8000
                                   =======        =======          ======          ======

Fully diluted:


Fully diluted net earnings....$107,826,637   $137,242,127     $55,242,830     $69,933,676
                              ============   ============     ===========     ===========

Fully diluted
  average shares outstanding:


  Primary shares outstanding..  87,658,873     87,393,162      87,681,944      87,422,538
  Dilutive effect of
    employee stock options....     125,338        195,479         104,411         168,023
                                ----------     ----------      ----------      ----------
                                87,784,211     87,588,641      87,786,355      87,590,561
                                ==========     ==========      ==========      ==========

Fully diluted
  net earnings per share......     $1.2283        $1.5669          $.6293          $.7984
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


                                             NUCOR CORPORATION


                                             By: Samuel Siegel
                                                 Samuel Siegel
                                                 Vice Chairman,
Dated:  August 9, 1996                           Chief Financial Officer