Form 10-Q
period 1996-09-28
NUCOR CORP
filed 1996-11-08
CIK 73309

                                                             THIRD
                                                             QUARTER
                                                             1996


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended      September 28, 1996         Commission file number  1-4119
                   ------------------------                               ------



                                NUCOR CORPORATION
                      (Exact name as specified in charter)



                  Delaware                                     13-1860817
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)


2100 Rexford Road,  Charlotte, North Carolina                   28211
   (Address of principal executive offices)                   (Zip code)



Telephone number, including area code:                      (704)  366-7000
                                                     ----------------------




Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___




87,718,082 shares of common stock were outstanding at September 28, 1996.

                         PART I - FINANCIAL INFORMATION


Consolidated Condensed Statements of Earnings


                             Nine Months (39 Weeks) Ended    Three Months (13 Weeks) Ended
                             Sep. 28, 1996   Sep. 30, 1995   Sep. 28, 1996   Sep. 30, 1995
                               (Unaudited)   (Unaudited)       (Unaudited)    (Unaudited)
Net sales................... $2,724,658,269 $2,582,431,557    $937,447,929   $860,544,790
                             -------------- --------------    ------------   ------------

Costs and expenses:

  Cost of products sold.....  2,374,931,522  2,167,023,090     814,986,780    729,947,924

  Marketing, administrative
    and other expenses......     93,432,917    103,051,370      32,540,038     33,526,236

  Interest expense (income).       (619,830)       711,926         234,088       (932,414)
                             -------------- --------------    ------------   ------------

                              2,467,744,609  2,270,786,386     847,760,906    762,541,746
                             -------------- --------------    ------------   ------------

Earnings before
  federal income taxes......    256,913,660    311,645,171      89,687,023     98,003,044

  Federal income taxes......     91,200,000    111,400,000      31,800,000     35,000,000
                             -------------- --------------    ------------   ------------

    Net earnings............ $  165,713,660 $  200,245,171    $ 57,887,023   $ 63,003,044
                             ============== ==============    ============   ============


Net earnings per share......          $1.89          $2.29            $.66           $.72
                                      =====          =====            ====           ====


  Dividends declared
    per share...............           $.24           $.21            $.08           $.07
                                       ====           ====            ====           ====


    Average number of
      shares outstanding....     87,673,653     87,413,820      87,703,051      87,455,135


    The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

    The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Balance Sheets


                                                      September 28,      December 31,
                                                          1996               1995
Assets                                                 (Unaudited)        (Audited)
Current assets:
  Cash and short-term investments.................   $  125,523,890     $  201,795,775
  Accounts receivable.............................      327,073,081        283,206,832
  Inventories.....................................      317,677,099        306,773,384
  Other current assets............................       46,841,156         38,965,327
                                                     --------------     --------------

    Total current assets..........................      817,115,226        830,741,318

Property, plant and equipment.....................    1,713,242,991      1,465,400,015
                                                     --------------     --------------

    Total assets..................................   $2,530,358,217     $2,296,141,333
                                                     ==============     ==============


Liabilities and stockholders' equity

Current liabilities:
  Long-term debt due within one year..............   $      150,000     $      150,000
  Accounts payable................................      224,746,371        214,562,570
  Salaries, wages and related accruals............      123,479,637        104,562,678
  Federal income taxes............................        3,547,360         11,298,873
  Accrued expenses and other current liabilities..      143,247,138        116,562,190
                                                     --------------     --------------

    Total current liabilities.....................      495,170,506        447,136,311
                                                     --------------     --------------

Long-term debt due after one year.................      131,700,000        106,850,000
                                                     --------------     --------------

Deferred credits and other liabilities............      129,133,547        139,384,197
                                                     --------------     --------------

Minority interests................................      244,796,041        220,658,666
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       35,948,468         35,902,460
  Additional paid-in capital......................       51,363,633         48,669,443
  Retained earnings...............................    1,460,511,266      1,315,844,041
                                                     --------------     --------------
                                                      1,547,823,367      1,400,415,944
  Treasury stock..................................      (18,265,244)       (18,303,785)
                                                     --------------     --------------

                                                      1,529,558,123      1,382,112,159

    Total liabilities and stockholders' equity....   $2,530,358,217     $2,296,141,333
                                                     ==============     ==============



    Inventories consisted of approximately 55% raw materials and supplies, and 45% finished and semi-finished products at September 28, 1996 (55% and 45% at December 31, 1995).

    The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Statements of Cash Flows



                                                           Nine Months (39 Weeks) Ended
                                                           Sep. 28, 1996   Sep. 30, 1995
                                                            (Unaudited)     (Unaudited)

Operating activities:
  Net earnings............................................ $165,713,660     $200,245,171
  Adjustments:
    Depreciation of plant and equipment...................  130,530,677      124,072,243
    Minority interests....................................   55,924,415       26,058,919
    Changes in:
      Current assets......................................  (62,645,793)     (32,431,764)
      Current liabilities.................................   48,034,195       80,406,605
      Other...............................................    5,942,597      (32,400,721)
                                                           ------------     ------------

    Cash provided by operating activities.................  343,499,751      365,950,453
                                                           ------------     ------------

Investing activities:
  Capital expenditures (net).............................. (394,566,900)    (142,948,212)
                                                           ------------     ------------

    Cash used in investing activities..................... (394,566,900)    (142,948,212)
                                                           ------------     ------------

Financing activities:
  Increase (decrease) in long-term debt...................   24,850,000      (48,250,000)
  Contributions for (distributions to) minority interests.  (31,787,040)      (1,482,120)
  Issuance of common stock................................    2,778,739        2,626,875
  Cash dividends..........................................  (21,046,435)     (18,362,247)
                                                           ------------     ------------

    Cash used in financing activities.....................  (25,204,736)     (65,467,492)
                                                           ------------     ------------

Increase (decrease) in cash and short-term investments.... $(76,271,885)    $157,534,749
                                                           ============     ============





  The information furnished has not been audited and is subject to year-end adjustments.

Analysis of Operations and Finances

Operations

    Net sales increased by close to 10% from the third quarter of 1995 to the third quarter of 1996, with nearly all of the net sales increase resulting from an increase in sales volume. Net sales increased by about 5% from the first nine months of 1995 to the first nine months of 1996, with all of the net sales increase resulting from an increase in sales volume. Average sales prices were substantially the same in the third quarter of 1995 and the third quarter of 1996, and were substantially the same in the first nine months of 1995 and in the first nine months of 1996.

    The major component of cost of products sold is raw material costs. The average price of raw materials increased about 2% in the third quarter of 1996 compared with the third quarter of 1995, and increased by about 1% in the first nine months of 1996 from the comparable year-earlier period.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased about 10% from the third quarter of 1995 to the third quarter of 1996, and increased about 5% from the first nine months of 1995 to the first nine months of 1996. Profit sharing costs decreased about 15% from the third quarter of 1995 to the third quarter of 1996, and decreased about 25% from the first nine months of 1995 to the first nine months of 1996. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest expense, which is reduced by interest income from short-term investments, decreased for the first nine months of 1996 from the first nine months of 1995, due primarily to decreased average borrowings, and increased from the third quarter of 1995 to the third quarter of 1996 due primarily to decreased earnings from short term investments.

    Federal income taxes were at a rate of about 36% for the third quarter and first nine months of 1996, and the third quarter and first nine months of 1995.

    Net earnings decreased during the third quarter and first nine months of 1996, compared with the third quarter and first nine months of 1995, principally due to increased pre-operating and start-up costs of new facilities and decreased margins.

    Margins were about 13% for the third quarter of 1996 and first nine months of 1996, versus about 15% for the third quarter of 1995 and 16% for the first nine months of 1995.

Liquidity and capital resources

    The current ratio was about 1.6 at the end of the first nine months of 1996, and about 1.9 at year-end 1995. The percentage of long-term debt to total capital was about 7% at the end of the first nine months of 1996, and about 6% at year-end 1995.

    Capital expenditures increased over 175% during the first nine months of 1996, compared with the first nine months of 1995. Capital expenditures are projected to be more than $500 million for all of 1996. Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements.

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

                                             NUCOR CORPORATION



                                             By:     SAM SIEGEL
                                                 Samuel Siegel
                                                 Vice Chairman,
Dated:  November 11, 1996                        Chief Financial Officer