Form 10-Q
period 1997-04-05
NUCOR CORP
filed 1997-05-12
CIK 73309

                                                                           FIRST
                                                                         QUARTER
                                                                            1997

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended         April 5, 1997         Commission file number  1-4119
                   ----------------------                               ------



                                NUCOR CORPORATION
                      (Exact name as specified in charter)



                  Delaware                                     13-1860817
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)


2100 Rexford Road, Charlotte, North Carolina                    28211
   (Address of principal executive offices)                   (Zip code)



Telephone number, including area code:                      (704)  366-7000
                                                     ----------------------




Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days:           Yes X     No




87,852,012 shares of common stock were outstanding at April 5, 1997.

                         PART I - FINANCIAL INFORMATION


Consolidated Condensed Statements of Earnings



                                                    Three Months (13 Weeks) Ended
                                                   April 5, 1997    March 30, 1996
                                                     (Unaudited)      (Unaudited)
Net sales........................................ $1,010,489,815      $876,113,043
                                                  --------------      ------------

Costs and expenses:

  Cost of products sold..........................    874,089,671       766,609,546

  Marketing, administrative and other expenses...     34,142,567        28,980,919

  Interest expense (income)......................        646,063          (961,229)
                                                  --------------      ------------

                                                     908,878,301       794,629,236

Earnings before federal income taxes.............    101,611,514        81,483,807

  Federal income taxes...........................     36,600,000        28,900,000
                                                  --------------      ------------

    Net earnings................................. $   65,011,514      $ 52,583,807
                                                  ==============      ============


Net earnings per share...........................           $.74              $.60
                                                            ====              ====

  Dividends declared per share...................           $.10              $.08
                                                            ====             =====

    Average number of shares outstanding.........     87,828,041        87,635,545




  The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

  The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Balance Sheets



                                                        April 5,        December 31,
                                                          1997               1996
                                                     --------------     ---------
Assets                                                 (Unaudited)        (Audited)
Current assets:
  Cash and short-term investments.................   $  168,401,862      $ 104,400,585
  Accounts receivable.............................      348,367,493        292,637,918
  Inventories.....................................      397,643,868        385,798,890
  Other current assets............................       46,713,129         45,543,192
                                                     --------------     --------------

    Total current assets..........................      961,126,352        828,380,585
                                                     --------------     --------------

Property, plant and equipment.....................    1,801,889,111      1,791,152,821
                                                     --------------     --------------

    Total assets..................................   $2,763,015,463     $2,619,533,406
                                                     ==============     ==============

Liabilities and stockholders' equity

Current liabilities:
  Long-term debt due within one year..............   $      850,000     $      750,000
  Accounts payable................................      225,189,616        224,369,943
  Salaries, wages and related accruals............       79,817,159        101,712,186
  Federal income taxes............................       44,885,629         10,285,829
  Accrued expenses and other current liabilities..      140,762,006        128,534,797
                                                     --------------     --------------

    Total current liabilities.....................      491,504,410        465,652,755
                                                     --------------     --------------

Long-term debt due after one year.................      187,350,000        152,600,000
                                                     --------------     --------------

Deferred credits and other liabilities............      128,284,101        126,284,101
                                                     --------------     --------------

Minority interests................................      288,928,495        265,706,357
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       35,972,934         35,950,914
  Additional paid-in capital......................       56,454,913         55,047,610
  Retained earnings...............................    1,592,174,802      1,535,948,490
                                                     --------------     --------------
                                                      1,684,602,649      1,626,947,014
  Treasury stock..................................      (17,654,192)       (17,656,821)
                                                     --------------     --------------

                                                      1,666,948,457      1,609,290,193

    Total liabilities and stockholders' equity....   $2,763,015,463     $2,619,533,406
                                                     ==============     ==============


  Inventories consisted of approximately 55% raw materials and supplies, and 45% finished and semi-finished products at April 5, 1997 (60% and 40% at December 31, 1996).

  The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Statements of Cash Flows



                                                          Three Months (13 Weeks) Ended
                                                          April 5, 1997  March 30, 1996
                                                           (Unaudited)     (Unaudited)

Operating activities:
  Net earnings............................................ $ 65,011,514    $ 52,583,807
  Adjustments:
    Depreciation of plant and equipment...................   53,039,870      42,186,710
    Minority interests....................................   22,516,138      21,371,294
    Changes in:
      Current assets......................................  (68,744,490)    (35,750,360)
      Current liabilities.................................   25,751,655      25,677,378
      Other...............................................    1,737,922      (7,907,267)
                                                           ------------    -------------

    Cash provided by operating activities.................   99,312,609      98,161,562
                                                           ------------    ------------

Investing activities:
  Capital expenditures....................................  (63,514,082)   (108,119,138)
                                                           ------------    ------------

    Cash (used in) investing activities...................  (63,514,082)   (108,119,138)
                                                           ------------    ------------

Financing activities:
  Increase in long-term debt..............................   34,850,000      24,850,000
  Contributions for (distributions to) minority interests.      706,000     (12,514,600)
  Issuance of common stock................................    1,431,952       1,825,341
  Cash dividends..........................................   (8,785,202)     (7,010,567)
                                                           ------------    ------------

    Cash provided by financing activities.................   28,202,750       7,150,174
                                                           ------------    ------------

Increase (decrease) in cash and short-term investments.... $ 64,001,277    $ (2,807,402)
                                                           ============    ============



  The information furnished has not been audited and is subject to year-end adjustments.

Analysis of Operations and Finances

Operations

    Net sales for the first quarter of 1997 increased about 15% from the first quarter of 1996. Most of the net sales increase resulted from an increase in volume. Average sales prices increased by about 2% from the first quarter of 1996.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased by less than 5% from the first quarter of 1996.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased by less than 1% from the first quarter of 1996, and profit sharing costs increased about 25%, compared with the 1996 first quarter. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest expense, which is reduced by interest income from short-term investments, increased for the first quarter of 1997 over the comparable 1996 quarter, due to an increase in average borrowings in this year's first quarter, and decreased interest income.

    Federal income taxes were at a rate of about 36% for the first quarter of 1997, and at a rate of about 35% for the first quarter of 1996.

    Net earnings increased about 24% during the first quarter of 1997, compared with the first quarter of 1996, due to increased volume and increased margins.

    Margins were about 13.5% for the first quarter of 1997, and about 12.5% for the first quarter of 1996.

Liquidity and capital resources

    The current ratio was about 1.9 at the end of the 1997 first quarter, and about 1.8 at year-end 1996. The percentage of long-term debt to total capital was about 9% at the end of the first quarter of 1997, and about 8% at year-end 1996.

    Capital expenditures decreased about 40% during the first quarter of 1997, compared with the first quarter of 1996. Capital expenditures are anticipated to be more than $200 million for all of 1997. Funds provided from operations, existing credit facilities and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

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

                                NUCOR CORPORATION



                                      By: /s/ Samuel Siegel
                                          Samuel Siegel
                                          Vice Chairman,
Dated:  May 12, 1997                      Chief Financial Officer