Form 10-Q
period 1997-07-05
NUCOR CORP
filed 1997-08-11
CIK 73309

SECOND
                                                                         QUARTER
                                                                            1997

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended      July 5, 1997               Commission file number  1-4119



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


Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes X No


87,861,195 shares of common stock were outstanding at July 5, 1997.

                         PART I - FINANCIAL INFORMATION



Consolidated Condensed Statements of Earnings

                              Six Months (26 Weeks) Ended   Three Months (13 Weeks) Ended
                               July 5, 1997    June 29, 1996  July 5, 1997    June 29, 1996
                                (Unaudited)      (Unaudited)   (Unaudited)     (Unaudited)


Net sales...................  $2,045,580,423  $1,787,210,340  $1,035,090,608   $911,097,297
Costs and expenses:

  Cost of products sold.....   1,756,330,304   1,559,944,742     882,240,633    793,335,197

  Marketing, administrative
    and other expenses......      72,234,227      60,892,879      38,091,660     31,911,959

  Interest expense (income).       1,409,486        (853,918)        763,423        107,311
                              --------------  --------------   -------------   ------------

                               1,829,974,017   1,619,983,703     921,095,716    825,354,467
                              --------------  --------------   -------------   ------------

Earnings before
  federal income taxes......     215,606,406     167,226,637     113,994,892     85,742,830

  Federal income taxes......      77,600,000      59,400,000      41,000,000     30,500,000
                              --------------  --------------   -------------   ------------

    Net earnings............  $  138,006,406  $  107,826,637   $  72,994,892   $ 55,242,830
                              ==============  ==============   =============   ============

Net earnings per share......           $1.57           $1.23            $.83           $.63
                                       =====           =====            ====           ====

  Dividends declared
    per share...............            $.20            $.16            $.10           $.08
                                        ====            ====            ====           ====

         Average number of
           Shares outstanding....      87,844,262      87,658,873      87,861,195     87,681,944


         The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

         The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Balance Sheets

                                                         July 5,         December 31,
                                                          1997               1996
                                                     --------------      ----------
Assets                                                 (Unaudited)        (Audited)

Current assets:
  Cash and short-term investments.................   $  145,254,993     $  104,400,585      Accounts
    receivable....................................      360,230,510        292,637,918
  Inventories.....................................      396,752,382        385,798,890
  Other current assets............................       47,508,095         45,543,192
                                                     --------------     --------------

    Total current assets..........................      949,745,980        828,380,585
                                                     --------------     --------------

Property, plant and equipment.....................    1,832,823,714      1,791,152,821
                                                     --------------     --------------

    Total assets..................................   $2,782,569,694     $2,619,533,406
                                                     ==============     ==============


Liabilities and stockholders' equity

Current liabilities:
  Long-term debt due within one year..............   $      850,000     $      750,000
  Accounts payable................................      249,099,545        224,369,943
  Salaries, wages and related accruals............      106,538,992        101,712,186
  Federal income taxes............................        7,702,629         10,285,829
  Accrued expenses and other current liabilities..      153,083,562        128,534,797
                                                     --------------     --------------

    Total current liabilities.....................      517,274,728        465,652,755
                                                     --------------     --------------

Long-term debt due after one year.................      167,350,000        152,600,000
                                                     --------------     --------------

Deferred credits and other liabilities............      124,284,101        126,284,101
                                                     --------------     --------------

Minority interests................................      241,638,265        265,706,357
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       35,981,479         35,950,914
  Additional paid-in capital......................       57,300,805         55,047,610
  Retained earnings...............................    1,656,382,212      1,535,948,490
                                                     --------------     --------------
                                                      1,749,664,496      1,626,947,014

  Treasury stock..................................      (17,641,896)       (17,656,821)
                                                     --------------     --------------

                                                      1,732,022,600      1,609,290,193

    Total liabilities and stockholders' equity....   $2,782,569,694     $2,619,533,406
                                                     ==============     ==============


  Inventories consisted of approximately 55% raw materials and supplies, and 45% finished and semi-finished products, at July 5, 1997 (60% and 40% at December 31, 1996).

  The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Statements of Cash Flows


                                                           Six Months (26 Weeks) Ended
                                                           July 5, 1997   June 29, 1996
                                                            (Unaudited)    (Unaudited)

Operating activities:
  Net earnings............................................ $138,006,406   $ 107,826,637
  Adjustments:
    Depreciation of plant and equipment...................  105,273,959      84,880,786
    Minority interests....................................   41,406,373      37,846,341
    Changes in:
      Current assets......................................  (80,510,987)    (37,530,305)
      Current liabilities.................................   51,521,973       4,221,152
      Other...............................................    3,013,727       9,960,902
                                                            -----------    ------------

    Cash provided by operating activities.................  258,711,451     207,205,513
                                                            -----------    ------------

Investing activities:
  Capital expenditures (net).............................. (151,958,579)   (243,026,372)
                                                            -----------    ------------

    Cash used in investing activities..................... (151,958,579)   (243,026,372)
                                                            -----------    ------------

Financing activities:
  Increase in long-term debt..............................   14,850,000      24,850,000
  Contributions for (distributions to) minority interests.  (65,474,465)    (26,659,920)
  Issuance of common stock................................    2,298,685       2,009,299
  Cash dividends..........................................  (17,572,684)    (14,029,049)
                                                            -----------    ------------

    Cash used in financing activities.....................  (65,898,464)    (13,829,670)
                                                            -----------    ------------


Increase (decrease) in cash and short-term investments....  $40,854,408    $(49,650,529)
                                                            ===========    ============



  The information furnished has not been audited and is subject to year-end adjustments.

Analysis of Operations and Finances


Operations

    Net sales increased by about 14% from both the second quarter of 1996 to the second quarter of 1997, and from the first half of 1996 to the first half of 1997. Substantially all of the net sales increase resulted from an increase in sales volume. Average sales prices were unchanged from the second quarter of 1996 to the second quarter of 1997, and increased about 1% from the first half of 1996 to the first half of 1997.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased about 5% in both the second quarter of 1997 compared with the second quarter of 1996, and the first half of 1997 compared with the first half of 1996.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased about 1% from the second quarter of 1996 to the second quarter of 1997, and increased less than 1% from the first half of 1996 to the first half of 1997. Profit sharing costs increased about 45% from the second quarter of 1996 to the second quarter of 1997, and increased about 35% from the first half of 1996 to the first half of 1997. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest expense, which is reduced by interest income from short-term investments, increased for the second quarter and first half of 1997 from the second quarter and first half of 1996, due primarily to increased average debt.

    Federal income taxes were at a rate of about 36% for the second quarter and first half of 1997, and the second quarter and first half of 1996.

    Net earnings increased during the second quarter and first half of 1997, compared with the second quarter and first half of 1996, due to increased volume and increased margins.

    Margins were about 14.8% for the second quarter of 1997 and about 14% for the first half of 1997, compared with about 13% for the second quarter of 1996 and about 12.7% for the first half of 1996.

Liquidity and capital resources

    The current ratio was about 1.8 at the end of both the first half of 1997, and at year-end 1996. The percentage of long-term debt to total capital was about 8% at the end of the first half of 1997, and about 7.5% at year-end 1996.

    Capital expenditures decreased about 35% during the first half of 1997, compared with the first half of 1996. Capital expenditures are projected to be more than $250 million for all of 1997. Funds provided from operations, existing credit facilities, and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on May 8, 1997, two directors were elected for terms of three years expiring in 2000; 71,652,465 shares were voted for H. David Aycock (873,092 abstained), and 71,656,708 shares were voted for Samuel Siegel (868,849 abstained).

Item6 - Exhibits and Reports on Form 8-K Exhibit 11 - Computation of net earnings per share. Reports on Form 8-K - None filed for the quarter.

Exhibit 11 - Computation of net earnings per share

                             Six Months (26 Weeks) Ended    Three months (13 Weeks) Ended
                             July 5, 1997   June 29, 1996   July 5, 1997     June 29 1996
                              (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
Primary:

Primary net earnings........  $138,006,406  $ 107,826,637    $72,994,892      $55,242,830
                              ============  =============    ===========      ===========

Average shares outstanding
  (excludes dilutive effect
   of employee stock options
   because less than 3%)....    87,844,262     87,658,873     87,861,195       87,681,944
                                ==========     ==========     ==========       ==========

Primary
   Net earnings per share...       $1.5710        $1.2301         $.8308           $.6300
                                   =======        =======         ======           ======

Fully diluted:

Fully diluted net earnings..  $138,006,406   $107,826,637    $72,994,892      $55,242,830
                              ============   ============    ===========      ===========

Fully diluted
   average shares outstanding:

   Primary shares outstanding   87,844,262     87,658,873     87,861,195       87,681,944
   Dilutive effect of
     employee stock options.        55,492        125,338         62,389          104,411
                              ------------   ------------   ------------     ------------

                                87,899,754     87,784,211     87,923,584       87,786,355
                              ============   ============   ============     ============

Fully diluted
   Net earnings per share...       $1.5700        $1.2283         $.8302           $.6293
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

                                             NUCOR CORPORATION


                                             By: /s/ SAMUEL SIEGEL
                                                 Samuel Siegel
                                                 Vice Chairman,
Dated:  August 11, 1997                          Chief Financial Officer







