Form 10-Q
period 1997-10-04
NUCOR CORP
filed 1997-11-10
CIK 73309

THIRD
                                                             QUARTER
                                                             1997

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended       October 4, 1997         Commission file number  1-4119
                   -------------------------                            ------



                                NUCOR CORPORATION
                      ------------------------------------
                      (Exact name as specified in charter)


                  Delaware                                     13-1860817
       -----------------------------                       ------------------
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)


2100 Rexford Road, Charlotte, North Carolina                    28211
---------------------------------------------        -----------------------
   (Address of principal executive offices)                   (Zip code)


Telephone number, including area code:                      (704)  366-7000
                                                     ----------------------



Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days:        Yes X  No
                                              --   --


87,908,284 shares of common stock were outstanding at October 4, 1997.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Consolidated Condensed Statements of Earnings
---------------------------------------------



                               Nine Months (39 Weeks) Ended   Three Months (13 Weeks) Ended
                              ------------------------------  -----------------------------
                               Oct. 4, 1997    Sep. 28, 1996   Oct. 4, 1997   Sep. 28, 1996
                               ------------  --------------  --------------  --------------
                                (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
                               ------------  --------------  --------------  --------------

Net sales...................  $3,147,201,389  $2,724,658,269  $1,101,620,966   $937,447,929
                              --------------  --------------  --------------   ------------
Costs and expenses:
  Cost of products sold.....   2,692,579,797   2,374,931,522     936,249,493    814,986,780
Marketing, administrative
    and other expenses......     112,776,041      93,432,917      40,541,814     32,540,038
  Interest expense (income).       1,254,821        (619,830)       (154,665)       234,088
                              --------------  --------------  --------------    ------------

                               2,806,610,659   2,467,744,609     976,636,642    847,760,906
                              --------------  --------------  --------------   ------------

Earnings before
  federal income taxes......     340,590,730     256,913,660     124,984,324     89,687,023
  Federal income taxes......     122,600,000      91,200,000      45,000,000     31,800,000
                              --------------  --------------  --------------   ------------
    Net earnings............  $  217,990,730  $  165,713,660  $   79,984,324   $ 57,887,023
                              ==============  ==============  ==============   ============

Net earnings per share......           $2.48           $1.89            $.91           $.66
                                       =====           =====            ====           ====

  Dividends declared
    per share...............            $.30            $.24            $.10           $.08
                                        ====            ====            ====           ====

    Average number of
      shares outstanding....      87,860,682      87,673,653      87,894,245     87,703,051


    The information furnished reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

    The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Balance Sheets
-------------------------------------


                                                       October 4,         December 31,
                                                          1997                1996
                                                     --------------       ----------
Assets                                                 (Unaudited)         (Audited)
------                                               --------------       ----------

Current assets:
  Cash and short-term investments.................   $  284,153,129     $  104,400,585
  Accounts receivable.............................      376,175,329        292,637,918
  Inventories.....................................      379,694,146        385,798,890
  Other current assets............................       48,189,749         45,543,192
                                                     --------------     --------------

    Total current assets..........................    1,088,212,353        828,380,585
                                                     --------------     --------------

Property, plant and equipment.....................    1,838,588,837      1,791,152,821
                                                     --------------     --------------

    Total assets..................................   $2,926,801,190     $2,619,533,406
                                                     ==============     ==============


Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Long-term debt due within one year..............   $      250,000     $      750,000
  Accounts payable................................      246,366,267        224,369,943
  Salaries, wages and related accruals............      136,141,095        101,712,186
  Federal income taxes............................       12,907,650         10,285,829
  Accrued expenses and other current liabilities..      175,667,819        128,534,797
                                                     --------------     --------------

    Total current liabilities.....................      571,332,831        465,652,755
                                                     --------------     --------------

Long-term debt due after one year.................      167,950,000        152,600,000
                                                     --------------     --------------

Deferred credits and other liabilities............      124,284,101        126,284,101
                                                     --------------     --------------

Minority interests................................      259,075,398        265,706,357
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       35,994,457         35,950,914
  Additional paid-in capital......................       58,216,006         55,047,610
  Retained earnings...............................    1,727,575,707      1,535,948,490
                                                     --------------     --------------
                                                      1,821,786,170      1,626,947,014
  Treasury stock..................................      (17,627,310)       (17,656,821)
                                                     --------------     --------------

                                                      1,804,158,860      1,609,290,193
                                                     --------------     --------------

    Total liabilities and stockholders' equity....   $2,926,801,190     $2,619,533,406
                                                     ==============     ==============



  Inventories consisted of approximately 60% raw materials and supplies, and 40% finished and semi-finished products, at October 4, 1997 (60% and 40% at December 31, 1996).

  The information furnished has not been audited and is subject to year-end adjustments.

Consolidated Condensed Statements of Cash Flows
-----------------------------------------------




                                                                    Nine Months (39 Weeks) Ended
                                                                    ----------------------------
                                                                   Oct. 4, 1997   Sep. 28, 1996
                                                                   -------------  --------------
                                                                    (Unaudited)    (Unaudited)
                                                                   -------------  --------------

Operating activities:
  Net earnings............................................       $217,990,730           $165,713,660
  Adjustments:
    Depreciation of plant and equipment...................        159,434,445            130,530,677
    Minority interests....................................         63,907,106             55,924,415
    Changes in:
      Current assets......................................        (80,079,224)           (62,645,793)
      Current liabilities.................................        106,180,076             48,034,195
      Other...............................................         15,018,852              5,942,597
                                                                 ------------           ------------

    Cash provided by operating activities.................        482,451,985            343,499,751
                                                                 ------------           ------------

Investing activities:
  Capital expenditures (net)..............................       (223,889,313)          (394,566,900)
                                                                 ------------           ------------

    Cash used in investing activities.....................       (223,889,313)          (394,566,900)
                                                                 ------------           ------------

Financing activities:
  Increase in long-term debt..............................         14,850,000             24,850,000
  Contributions for (distributions to) minority interests.        (70,538,065)           (31,787,040)
  Issuance of common stock................................          3,241,450              2,778,739
  Cash dividends..........................................        (26,363,513)           (21,046,435)
                                                                 ------------           ------------

    Cash used in financing activities.....................        (78,810,128)           (25,204,736)
                                                                 ------------           ------------

Increase (decrease) in cash and short-term investments....       $179,752,544           $(76,271,885)
                                                                 ============           ============




  The information furnished has not been audited and is subject to year-end adjustments.

Analysis of Operations and Finances
-----------------------------------

Operations
----------

    Net sales increased close to 20% from the third quarter of 1996 to the third quarter of 1997, with nearly all of the net sales increase resulting from an increase in sales volume. Net sales increased close to 15% from the first nine months of 1996 to the first nine months of 1997, primarily as a result of an increase in sales volume. Average sales prices were unchanged from the third quarter of 1996 to the third quarter of 1997, and were substantially the same from the first nine months of 1996 to the first nine months of 1997.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased less than 5%, both in the third quarter of 1997 compared with the third quarter of 1996, and in the first nine months of 1997 compared with the first nine months of 1996.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased close to 5% from the third quarter of 1996 to the third quarter of 1997, and decreased less than 5% from the first nine months of 1996 to the first nine months of 1997. Profit sharing costs increased close to 45% from the third quarter of 1996 to the third quarter of 1997, and increased about 40% from the first nine months of 1996 to the first nine months of 1997. Profit sharing costs are based upon and fluctuate in relation to pre-tax earnings.

    Interest income, net of interest expense, increased for the third quarter of 1997 from the third quarter of 1996, due primarily to increased earnings from short-term investments. Interest expense, net of interest income, increased from the first nine months of 1996 to the first nine months of 1997, as a result of increased average debt and decreased earnings from short-term investments.

    Federal income taxes were at a rate of about 36% for the third quarter and first nine months of 1997, and for the third quarter and first nine months of 1996.

    Net earnings increased during the third quarter and first nine months of 1997, compared with the third quarter and first nine months of 1996, due to increased volume, increased margins and decreased pre-operating and start-up costs of new facilities.

    Margins were about 15% for the third quarter of 1997 and about 14% for the first nine months of 1997, compared with about 13% for both the third quarter and first nine months of 1996.

Liquidity and capital resources
-------------------------------

    The current ratio was about 1.9 at the end of the first nine months of 1997, and about 1.8 at year-end 1996. The percentage of long-term debt to total capital was about 7.5%, both at the end of the first nine months of 1997 and at year-end 1996.

    Capital expenditures decreased close to 45% during the first nine months of 1997 compared with the first nine months of 1996. Capital expenditures are projected to be more than $250 million for all of 1997. Funds provided from operations, existing credit facilities and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    Exhibit 11 -  Computation  of net earnings per share.
    -------------
    Reports on Form 8-K -     None filed for the quarter.
    ---------------------

Exhibit 11 - Computation of net earnings per share
--------------------------------------------------


                             Nine Months (39 Weeks) Ended    Three months (13 Weeks) Ended
                             -----------------------------   ------------------------------
                             Oct. 4, 1997   Sept. 28, 1996   Oct. 4, 1997    Sep. 28, 1996
                             ------------  ---------------   -------------   -------------
                              (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
                             ------------  ---------------   -------------   -------------
Primary:

Primary net earnings........  $217,990,730   $165,713,660      $79,984,324      $57,887,023
                              ============   ============      ===========      ===========

Average shares outstanding
  (excludes dilutive effect
   of employee stock options
   because less than 3%)....    87,860,682     87,673,653       87,894,245       87,703,051
                                ==========     ==========       ==========       ==========

Primary
   net earnings per share...       $2.4811        $1.8901           $.9100           $.6600
                                   =======        =======           ======           ======

Fully diluted:

Fully diluted net earnings..  $217,990,730   $165,713,660      $79,984,324      $57,887,023
                              ============   ============      ===========      ===========

Fully diluted
   average shares outstanding:

   Primary shares outstanding   87,860,682     87,673,653       87,894,245       87,703,051

   Dilutive effect of
     employee stock options.        62,536        107,337           76,931           71,533
                                ----------     ----------       ----------       ----------
                                87,923,218     87,780,990       87,971,176       87,774,584
                                ==========     ==========       ==========       ==========

Fully diluted
   net earnings per share...       $2.4793        $1.8878           $.9092          $.6596
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


                                               NUCOR CORPORATION



                                               By: /s/ SAMUEL SIEGEL
                                                   Samuel Siegel
                                                   Vice Chairman,
Dated:  November 10, 1997                          Chief Financial Officer