Form 10-K405
period 1997-12-31
NUCOR CORP
filed 1998-03-26
CIK 73309

1997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended December 31, 1997         Commission file number 1-4119


                                 NUCOR CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                       13-1860817
-------------------------------------                     ---------------------
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)

2100 Rexford Road, Charlotte, North Carolina                    28211
--------------------------------------------         ---------------------------
  (Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code:         (704)  366-7000
                                                    ---------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
           Title of each class                             on which registered
   --------------------------------------                -----------------------
   Common stock, par value $.40 per share                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                          None

Indication by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days: Yes  x    No
                                       ----    ----

Indication by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K:     x
              ---

Aggregate market value of common stock held by non-affiliates was $4,395,307,918 at February 28, 1998.

88,043,678 shares of common stock were outstanding at February 28, 1998.

Documents incorporated by reference include: Portions of 1997 annual report (Parts I, II, III and IV), and proxy statement for 1998 annual stockholders' meeting (Part III).

                                     PART I

Item 1.  Business

   Nucor Corporation was incorporated in Delaware in 1958.

   The business of Nucor Corporation and its subsidiaries is, and for a number of years has been, the manufacture and sale of steel products, which accounted for all of sales and earnings in 1997, 1996 and 1995.

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

   Hot rolled steel, cold rolled steel, cold finished steel, steel fasteners, and steel grinding balls are manufactured in standard sizes and inventories are maintained. In 1997, over 85% of hot and cold rolled steel production was sold to non-affiliated customers; the remainder was used in the manufacture of other steel products as described above. Hot rolled steel, cold rolled steel and cold finished steel are sold primarily to steel service centers, fabricators and manufacturers. Steel fasteners are sold to distributors and manufacturers, and steel grinding balls are sold primarily to the mining industry.

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

   Steel products are marketed principally through in-house sales forces. The principal competitive factors are price and service. Considerable competition exists from numerous domestic manufacturers and foreign imports. Nucor believes that the most significant factor with respect to its competitive position is its low cost and efficiency of its production processes. The markets that Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions.

   Nucor's backlog of orders was about $1,070,000,000 at December 31, 1997, and about $740,000,000 at December 31, 1996 (all of which are normally filled within one year).

   Nucor is highly decentralized and has less than 25 employees in its executive offices. All of Nucor's 6,900 employees are engaged in its steel products business.

   Additional information on Nucor's business is incorporated by reference to Nucor's 1997 annual report, pages 5, 8, 9, 10, 11 and 12.

Item 2.  Properties


   Principal operating facilities are as follows:

                                     Approximate
                                    square footage            Principal
             Location                of facilities            products
             --------                -------------            --------
Blytheville-Hickman, Arkansas         2,880,000     Steel shapes, flat-rolled steel
Norfolk-Stanton, Nebraska             2,280,000     Steel shapes, joists, deck
Brigham City-Plymouth, Utah           1,760,000     Steel shapes, joists
Darlington-Florence, South Carolina   1,610,000     Steel shapes, joists, deck
Grapeland-Jewett, Texas               1,500,000     Steel shapes, joists, deck
Crawfordsville, Indiana               1,410,000     Flat-rolled steel
Berkeley, South Carolina              1,300,000     Flat-rolled steel

   Additional operating facilities are located in Fort Payne, Alabama, Conway, Arkansas, Saint Joe and Waterloo, Indiana, Wilson, North Carolina, and Swansea, South Carolina, all engaged in the manufacture of steel products. During 1997, the average utilization rate of all operating facilities was more than 85% of production capacity.

Item 3.  Legal Proceedings

   Involvement in various judicial and administrative proceedings, as both plaintiff and defendant, is considered immaterial, and includes matters relating to contracts, torts, environment, taxes, and insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

   None during quarter ended December 31, 1997.


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

   Incorporated by reference to Nucor Corporation's 1997 annual report, pages 19 and 13, 13, and 12, respectively.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   None.

Item 8.  Financial Statements and Supplementary Data

   Incorporated by reference to Nucor Corporation's 1997 annual report, pages 14 to 18.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures

   None.

                                    PART III


Item 10.  Directors and Executive Officers
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Incorporated by reference to Nucor Corporation's proxy statement for 1998 annual stockholders' meeting, and page 19 of Nucor Corporation's 1997 Annual Report.


Item 13.  Certain Relationships and Related Transactions

   None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   Financial Statements and Supplementary Data:
     Consolidated balance sheets........................ (Incorporated       )
     Consolidated statements of earnings................ (by reference       )
     Consolidated statements of stockholders' equity.... (to Nucor           )
     Consolidated statements of cash flows.............. (Corporation's 1997 )
     Notes to consolidated financial statements......... (annual report,     )
     Independent accountants report..................... (pages 14 to 18     )

   Financial Statement Schedules:

        All schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

   Exhibits:

         3    - Restated certificate of incorporation (incorporated by reference to Form 10-K for year ended December 31, 1990)
         3(i) - Certificate of amendment dated May 14, 1992, to Restated
                Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1992)
         3(ii)- By-Laws as amended January 1, 1996 (incorporated by reference to form 10-K for year ended December 31, 1996)
         11   - Computation of net earnings per share
         13   - 1997 annual report (portions incorporated by reference)
         21   - Subsidiaries
         22   - Proxy statement for 1998 annual stockholders' meeting
         23   - Independent accountants consent
         24   - Powers of attorney (incorporated by reference to Form 10-K for years ended December 31, 1990 and December 31, 1995)
         27   - Financial data schedule

   Reports on Form 8-K:

     None filed during the quarter ended December 31, 1997.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed (1) by the Registrant, and (2) on behalf of the Registrant, by its principal executive, financial and accounting officers, and its directors.

   NUCOR CORPORATION


   By  /s/ F. KENNETH IVERSON                 *          H. DAVID AYCOCK
      ----------------------------------      ----------------------------------
      F. Kenneth Iverson                      H. David Aycock
      Chairman                                Director


    /s/ F. KENNETH IVERSON                    *        JAMES W. CUNNINGHAM
      ----------------------------------      ----------------------------------
    F. Kenneth Iverson                        James W. Cunningham
    Chairman and Director                     Director


    /s/ JOHN D. CORRENTI                      *         JAMES D. HLAVACEK
      ----------------------------------      ----------------------------------
    John D. Correnti                           James D. Hlavacek
    Vice Chairman, President,                  Director
    Chief Executive Officer and Director


    /s/ SAMUEL SIEGEL                        *By  /s/ SAMUEL SIEGEL
    ----------------------------------      ----------------------------------
    Samuel Siegel                                Samuel Siegel
    Vice Chairman,                               Attorney-in-fact
    Chief Financial Officer,
    Treasurer, Secretary and Director


    /s/ TERRY S. LISENBY
    ----------------------------------
    Terry S. Lisenby
    Vice President and
    Corporate Controller




Dated:  March 25, 1998