Form 10-Q
period 1998-04-04
NUCOR CORP
filed 1998-05-12
CIK 73309

FIRST
                                                                         QUARTER
                                                                         1998

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended    April 4, 1998          Commission file number  1-4119
                   -----------------                                ------



                                NUCOR CORPORATION
                                -----------------
                      (Exact name as specified in charter)


                  Delaware                                     13-1860817
                  --------                                     ----------
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)


2100 Rexford Road, Charlotte, North Carolina                    28211
--------------------------------------------                    -----
   (Address of principal executive offices)                   (Zip code)


Telephone number, including area code:                      (704)  366-7000
                                                        ----------------------



Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


88,054,216 shares of common stock were outstanding at April 4, 1998.

                         PART I - FINANCIAL INFORMATION


Nucor Corporation - Consolidated Condensed Statements of Earnings


                                                   Three Months (13 Weeks) Ended
                                                  April 4, 1998     April 5, 1997
                                                   (Unaudited)       (Unaudited)

Net sales........................................ $1,138,862,155   $1,010,489,815
                                                  --------------   --------------
Costs and expenses:
  Cost of products sold..........................    999,505,973      874,089,671
  Marketing, administrative and other expenses...     38,867,752       34,142,567
  Interest expense (income)......................     (1,349,083)         646,063
                                                  --------------   --------------
                                                   1,037,024,642      908,878,301
                                                  --------------   --------------
Earnings before federal income taxes.............    101,837,513      101,611,514
  Federal income taxes...........................     36,700,000       36,600,000
                                                  --------------   --------------
    Net earnings................................. $   65,137,513   $   65,011,514
                                                  ==============   ==============

Net earnings per share...........................           $.74             $.74
                                                            ====             ====

  Dividends declared per share...................           $.12             $.10
                                                            ====             ====

    Average number of shares outstanding.........     88,020,407       87,828,041

  The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Balance Sheets

                                                        April 4,         December 31,
                                                          1998               1997
Assets                                                 (Unaudited)         (Audited)
------                                                 -----------         ---------
Current assets:
  Cash and short-term investments.................   $  269,336,676     $  283,381,137
  Accounts receivable.............................      388,018,674        386,352,612
  Inventories.....................................      409,160,382        397,048,379
  Other current assets............................       61,721,908         58,726,336
                                                     --------------     --------------

    Total current assets..........................    1,128,237,640      1,125,508,464
                                                     --------------     --------------

Property, plant and equipment.....................    1,891,268,474      1,858,874,894
                                                     --------------     --------------

    Total assets..................................   $3,019,506,114     $2,984,383,358
                                                     ==============     ==============


Liabilities and stockholders' equity

Current liabilities:
  Long-term debt due within one year..............   $           --     $      250,000
  Accounts payable................................      252,184,465        260,268,115
  Salaries, wages and related accruals............       82,874,773        110,730,654
  Federal income taxes............................       46,529,769          9,988,843
  Accrued expenses and other current liabilities..      145,465,522        143,215,998
                                                     --------------     --------------

    Total current liabilities.....................      527,054,529        524,453,610
                                                     --------------     --------------

Long-term debt due after one year.................      167,950,000        167,950,000
                                                     --------------     --------------

Deferred credits and other liabilities............      141,361,449        139,361,449
                                                     --------------     --------------

Minority interests................................      249,592,588        276,192,433
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       36,016,362         35,994,843
  Additional paid-in capital......................       64,537,922         62,041,288
  Retained earnings...............................    1,849,847,461      1,795,276,453
                                                     --------------     --------------
                                                      1,950,401,745      1,893,312,584
  Treasury stock..................................      (16,854,197)       (16,886,718)
                                                     --------------     --------------

                                                      1,933,547,548      1,876,425,866
                                                     --------------     --------------
    Total liabilities and stockholders' equity....   $3,019,506,114     $2,984,383,358
                                                     ==============     ==============



  Inventories consisted of approximately 60% raw materials and supplies, and 40% finished and semi-finished products, at April 4, 1998 (60% and 40% at December 31, 1997).

  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Statements of Cash Flows


                                                                 Three Months (13 Weeks) Ended
                                                                 -----------------------------
                                                            April 4, 1998           April 5, 1997
                                                            -------------           -------------
                                                            (Unaudited)              (Unaudited)
                                                            -----------              -----------
Operating activities:
  Net earnings............................................  $ 65,137,513             $ 65,011,514
  Adjustments:
    Depreciation of plant and equipment...................    58,943,255               53,039,870
    Minority interests....................................    23,301,515               22,516,138
    Changes in:
      Current assets......................................   (16,773,637)             (68,744,490)
      Current liabilities.................................     2,850,919               25,751,655
      Other...............................................     2,007,769                1,737,922
                                                           -------------            -------------

    Cash provided by operating activities.................   135,467,334               99,312,609
                                                           -------------            -------------

Investing activities:
  Capital expenditures (net)..............................   (91,344,604)             (63,514,082)
                                                           -------------            -------------

    Cash used in investing activities.....................   (91,344,604)             (63,514,082)
                                                           -------------            -------------

Financing activities:
  Increase (decrease) in long-term debt...................      (250,000)              34,850,000
  Contributions for (distributions to) minority interests.   (49,901,360)                 706,000
  Issuance of common stock................................     2,550,674                1,431,952
  Cash dividends..........................................   (10,566,505)              (8,785,202)
                                                           -------------            -------------

    Cash provided by (used in) financing activities.......   (58,167,191)              28,202,750
                                                           -------------            -------------

Increase (decrease) in cash and short-term investments.... $ (14,044,461)           $  64,001,277
                                                           =============            =============




  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Analysis of Operations and Finances

Operations

    Net sales increased by more than 10% from the first quarter of 1997 to the first quarter of 1998, with substantially all of the net sales increase resulting from an increase in sales volume. Average sales prices decreased slightly from the first quarter of 1997 to the first quarter of 1998.

    The major component of cost of products sold is raw material costs. The average price of raw materials increased more than 5% from the first quarter of 1997.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased about 1% from the first quarter of 1997, and profit sharing costs increased about 2% compared with the 1997 first quarter. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest income, net of interest expense, increased for the first quarter of 1998 from the first quarter of 1997, due to increased earnings from short-term investments.

    Federal income taxes were at a rate of about 36% for the first quarter of 1998 and for the first quarter of 1997.

    Net earnings were substantially the same from the first quarter of 1997 to the first quarter of 1998.

    Margins were about 12% for the first quarter of 1998 and about 13% for the first quarter of 1997.

Liquidity and capital resources

    The current ratio was about 2.1 at the end of the 1998 first quarter, and also at year-end 1997. The percentage of long-term debt to total capital was about 7% at the end of the first quarter of 1998, and also at year-end 1997.

    Capital expenditures increased close to 45% during the first quarter of 1998 compared with the first quarter of 1997. Capital expenditures are projected to be in the range of $400 million for all of 1998. Funds provided from operations, existing credit facilities and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements.

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

    Exhibit 11 - Computation of net earnings per share. Reports on Form 8-K - None filed for the quarter.

Exhibit 11 - Computation of net earnings per share

                                                       Three Months (13 Weeks) Ended
                                                       -----------------------------
                                                      April 4, 1998   April 5, 1997
                                                      -------------   -------------
                                                        (Unaudited)     (Unaudited)
                                                        -----------     -----------
Basic:

  Basic net earnings.................................  $65,137,513     $65,011,514
                                                       ===========     ===========

  Average shares outstanding.........................   88,020,407      87,828,041
                                                        ==========      ==========

  Basic net earnings per share.......................       $.7400          $.7402
                                                            ======          ======
Diluted:

  Diluted net earnings...............................  $65,137,513     $65,011,514
                                                       ===========     ===========
  Diluted average shares outstanding:

    Basic shares outstanding.........................   88,020,407      87,828,041
    Dilutive effect of employee stock options........       16,146          50,811
                                                        ----------      ----------
                                                        88,036,553      87,878,852
                                                        ==========      ==========

  Diluted net earnings per share.....................       $.7399          $.7398
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

                                       NUCOR CORPORATION



                                       By:______________________________________
                                          Samuel Siegel
                                          Vice Chairman,
Dated:  May 12, 1998                      Chief Financial Officer