Form 10-Q
period 1998-07-04
NUCOR CORP
filed 1998-08-07
CIK 73309

SECOND
                                                                    QUARTER
                                                                    1998

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                    FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED         JULY 4, 1998               COMMISSION FILE NUMBER  1-4119
                   --------------------------                                ------



                                NUCOR CORPORATION
                      ------------------------------------
                      (EXACT NAME AS SPECIFIED IN CHARTER)


                  DELAWARE                                     13-1860817
      --------------------------------                      ----------------
      (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


2100 REXFORD ROAD, CHARLOTTE, NORTH CAROLINA                    28211
---------------------------------------------                 ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


TELEPHONE NUMBER, INCLUDING AREA CODE:                      (704)  366-7000
                                                     ----------------------



Indication by check mark whether nucor corporation (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: yes x no
                                      ---   ---

88,069,675 SHARES OF COMMON STOCK WERE OUTSTANDING AT JULY 4, 1998.



                          PART I - FINANCIAL INFORMATION
                          ------------------------------



NUCOR CORPORATION - CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
-----------------------------------------------------------------

                                   SIX MONTHS (26 WEEKS) ENDED      THREE MONTHS      (13 WEEKS)ENDED
                                 JULY 4, 1998      JULY 5, 1997     JULY 4, 1998        July 5, 1997
                                (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                  -----------      -------------   -------------         -----------

NET SALES ..................   $ 2,267,212,238    $ 2,045,580,423    $1,128,350,083     $1,035,090,608
                               ---------------    ---------------    --------------     --------------
COSTS AND EXPENSES:

  COST OF PRODUCTS SOLD ....     1,975,810,481      1,756,330,304       976,304,508        882,240,633

  MARKETING, ADMINISTRATIVE
    AND OTHER EXPENSES .....        78,949,401         72,234,227        40,081,649         38,091,660

  INTEREST EXPENSE (INCOME)         (2,111,167)         1,409,486          (762,084)           763,423
                               ---------------     --------------    --------------     --------------
                                 2,052,648,715      1,829,974,017     1,015,624,073        921,095,716
                               ---------------     --------------    --------------     --------------
EARNINGS BEFORE
  FEDERAL INCOME TAXES .....       214,563,523        215,606,406       112,726,010        113,994,892

  FEDERAL INCOME TAXES .....        77,200,000         77,600,000        40,500,000         41,000,000
                               ---------------    ---------------   ---------------    ---------------
    NET EARNINGS ...........   $   137,363,523    $   138,006,406   $    72,226,010    $    72,994,892
                               ===============    ===============   ===============    ===============
NET EARNINGS PER SHARE .....   $          1.56    $          1.57   $           .82    $           .83
                               ===============    ===============   ===============    ===============
  DIVIDENDS DECLARED
    PER SHARE ..............   $           .24    $           .20   $           .12    $           .10
                               ===============    ===============   ===============    ===============
      AVERAGE NUMBER OF
        SHARES OUTSTANDING .        88,042,141         87,844,262        88,064,592         87,861,195


      The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

      The information furnished has not been audited and is subject to year-end adjustments.


NUCOR CORPORATION - CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         JULY 4,         DECEMBER 31,
                                                          1998                1997
                                                     -------------    ---------------
ASSETS                                                 (UNAUDITED)        (AUDITED)

CURRENT ASSETS:
  CASH AND SHORT-TERM INVESTMENTS.................   $  291,295,000     $283,381,137
  ACCOUNTS RECEIVABLE.............................      390,396,184      386,352,612
  INVENTORIES.....................................      406,150,619      397,048,379
  OTHER CURRENT ASSETS............................       60,875,034       58,726,336
                                                     --------------   --------------
    TOTAL CURRENT ASSETS..........................    1,148,716,837    1,125,508,464
                                                     --------------   --------------
PROPERTY, PLANT AND EQUIPMENT.....................    1,963,997,110    1,858,874,894
                                                     --------------   --------------
    TOTAL ASSETS..................................   $3,112,713,947   $2,984,383,358
                                                     ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  LONG-TERM DEBT DUE WITHIN ONE YEAR..............   $           --         $250,000
  ACCOUNTS PAYABLE................................      233,113,480      260,268,115
  SALARIES, WAGES AND RELATED ACCRUALS............      108,803,422      110,730,654
  FEDERAL INCOME TAXES............................       19,684,504        9,988,843
  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES..      149,272,022      143,215,998
                                                     --------------   --------------
    TOTAL CURRENT LIABILITIES.....................      510,873,428      524,453,610
                                                     --------------   --------------
LONG-TERM DEBT DUE AFTER ONE YEAR.................      215,450,000      167,950,000
                                                     --------------   --------------
DEFERRED CREDITS AND OTHER LIABILITIES............      141,361,449      139,361,449
                                                     --------------   --------------
MINORITY INTERESTS................................      249,050,938      276,192,433
                                                     --------------   --------------
STOCKHOLDERS' EQUITY:
  COMMON STOCK....................................       36,020,714       35,994,843
  ADDITIONAL PAID-IN CAPITAL......................       65,267,667       62,041,288
  RETAINED EARNINGS...............................    1,911,505,110    1,795,276,453
                                                     --------------   --------------
                                                      2,012,793,491    1,893,312,584

  TREASURY STOCK..................................      (16,815,359)     (16,886,718)
                                                     --------------   --------------
                                                      1,995,978,132    1,876,425,866
                                                     --------------   --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....   $3,112,713,947   $2,984,383,358
                                                     ==============   ==============

  Inventories consisted of approximately 60% raw materials and supplies, and 40% finished and semi-finished products, at July 4, 1998 (60% and 40% at Dec-ember 31, 1997).

  The information furnished has not been audited and is subject to year-end adjustments.




NUCOR CORPORATION - CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                           SIX MONTHS (26 WEEKS) ENDED
                                                          ----------------------------
                                                           JULY 4, 1998    JULY 5, 1997
                                                          -------------    ------------
                                                            (UNAUDITED)     (UNAUDITED)
                                                            -----------     -----------

OPERATING ACTIVITIES:
  NET EARNINGS............................................ $137,363,523    $138,006,406
  ADJUSTMENTS:
    DEPRECIATION OF PLANT AND EQUIPMENT...................  118,748,941     105,273,959
    MINORITY INTERESTS....................................   48,188,268      41,406,373
    CHANGES IN:
      CURRENT ASSETS......................................  (15,294,510)    (80,510,987)
      CURRENT LIABILITIES.................................  (13,330,182)     51,521,973
      OTHER...............................................   (8,918,147)      3,013,727
                                                           ------------    ------------

    CASH PROVIDED BY OPERATING ACTIVITIES.................  266,757,893     258,711,451
                                                           ------------    ------------

INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES (NET).............................. (212,953,010)   (151,958,579)
                                                           ------------    ------------

    CASH USED IN INVESTING ACTIVITIES..................... (212,953,010)   (151,958,579)
                                                           ------------    ------------

FINANCING ACTIVITIES:
  INCREASE IN LONG-TERM DEBT..............................   47,250,000      14,850,000
  DISTRIBUTIONS TO MINORITY INTERESTS.....................  (75,329,763)    (65,474,465)
  ISSUANCE OF COMMON STOCK................................    3,323,609       2,298,685
  CASH DIVIDENDS..........................................  (21,134,866)    (17,572,684)
                                                           ------------    ------------

    CASH USED IN FINANCING ACTIVITIES.....................  (45,891,020)    (65,898,464)
                                                           ------------    ------------


INCREASE IN CASH AND SHORT-TERM INVESTMENTS............... $  7,913,863    $ 40,854,408
                                                           ============    ============



 The information furnished has not been audited and is subject to year-end adjustments.

NUCOR CORPORATION - ANALYSIS OF OPERATIONS AND FINANCES

OPERATIONS

    Net sales increased by about 9% from the second quarter of 1997 to the second quarter of 1998, with substantially all of the net sales increase resulting from an increase in sales volume. Net sales increased close to 11% from the first half of 1997 to the first half of 1998, primarily as a result of an increase in sales volume. Average sales prices increased about 1% from the second quarter of 1997 to the second quarter of 1998, and were unchanged from the first half of 1997 to the first half of 1998.

    The major component of cost of products sold is raw material costs. The average price of raw materials increased less than 5% in both the second quarter of 1998 compared with the second quarter of 1997, and the first half of 1998 compared with the first half of 1997.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased about 1% from both the second quarter of 1997 to the second quarter of 1998, and from the first half of 1997 to the first half of 1998. Profit sharing costs decreased about 8% from the second quarter of 1997 to the second quarter of 1998, and decreased about 3% from the first half of 1997 to the first half of 1998. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest income, net of interest expense, increased for the second quarter and first half of 1998 from the second quarter and first half of 1997, due primarily to increased earnings from short-term investments.

    Federal income taxes were at a rate of about 36% for the second quarter and first half of 1998, and the second quarter and first half of 1997.

    Net earnings were substantially the same from the second quarter of 1998 to the second quarter of 1997, and from the first half of 1998 to the first half of 1997.

    Margins were about 13% for the second quarter and first half of 1998, compared with about 15% for the second quarter of 1997 and about 14% for the first half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The current ratio was about 2.2 at the end of the first half of 1998, and about 2.1 at year-end 1997. The percentage of long-term debt to total capital was about 9% at the end of the first half of 1998, and about 7% at year-end 1997.

    Capital expenditures increased close to 40% during the first half of 1998, compared with the first half of 1997. Capital expenditures are projected to be more than $400 million for all of 1998. Funds provided from operations, existing credit facilities, and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

                            PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on May 14, 1998, two directors were elected for terms of three years expiring in 2001; 75,708,546 shares were voted for John D. Correnti (1,531,085 abstained), and 75,718,543 shares were voted for James D. Hlavacek (1,521,088 abstained). An amendment to Nucor's Certificate of Incorporation, increasing the number of authorized shares of common stock to 200,000,000, was approved; 74,008,996 shares were voted for the amendment (3,015,202 shares against and 215,433 abstained).

ITEM6 - EXHIBITS AND REPORTS ON FORM 8-K EXHIBIT 11 - COMPUTATION OF NET
    EARNINGS PER SHARE. REPORTS ON FORM 8-K - NONE FILED FOR THE QUARTER.

EXHIBIT 11 - COMPUTATION OF NET EARNINGS PER SHARE

                                  SIX MONTHS (26 WEEKS) ENDED    THREE MONTHS (13 WEEKS) ENDED
                                  ----------  ---------------    ------------  ---------------
                                JULY 4, 1998    JULY 5, 1997     JULY 4, 1998    JULY 5, 1997
                                ------------    ------------     ------------  --------------
                                   (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                    ----------    ----------      -----------      ---------
BASIC:

  BASIC NET EARNINGS.............  $137,363,523   $138,006,406    $72,226,010       $72,994,892
                                   ============   ============    ===========       ===========

  AVERAGE SHARES OUTSTANDING.....    88,042,141     87,844,262     88,064,592        87,861,195
                                   ============   ============    ===========       ===========

  BASIC NET EARNINGS PER SHARE...       $1.5602        $1.5710         $.8201            $.8308
                                   ============   ============    ===========       ===========
DILUTED:

  DILUTED NET EARNINGS...........  $137,363,523   $138,006,406    $72,226,010       $72,994,892
                                   ============   ============    ===========       ===========

  DILUTED
    AVERAGE SHARES OUTSTANDING:

    BASIC SHARES OUTSTANDING.....    88,042,141     87,844,262     88,064,592        87,861,195
    DILUTIVE EFFECT OF
      EMPLOYEE STOCK OPTIONS.....        21,564         53,382         27,160            56,067
                                     ----------     ----------     ----------       -----------
                                     88,063,705     87,897,644     88,091,752        87,917,262
                                     ==========     ==========     ==========       ===========

  DILUTED NET EARNINGS PER SHARE.       $1.5598        $1.5701         $.8199            $.8303
                                     ==========     ==========     ==========       ===========


      The information furnished has not been audited and is subject to year-end adjustments.

                                   SIGNATURES
    Pursuant to the requirements of the securities exchange act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal financial officer.

                                        NUCOR CORPORATION


                                        By:________________________________
                                            Samuel Siegel
                                            Vice Chairman,
DATED:  AUGUST 11, 1998                     Chief Financial Officer