Form 10-Q
period 1998-10-03
NUCOR CORP
filed 1998-11-10
CIK 73309

THIRD
                                                                      -----
                                                                      QUARTER
                                                                      -------
                                                                      1998
                                                                      ----
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended      October 3, 1998     Commission file number   1-4119
                    --------------------                           --------


                                NUCOR CORPORATION
--------------------------------------------------------------------------------
                      (Exact name as specified in charter)


                  Delaware                                   13-1860817
--------------------------------------------         ---------------------------
      (State or other jurisdiction of                     (I.R.S. employer
       incorporation or organization)                    identification no.)


2100 Rexford Road, Charlotte, North Carolina                    28211
--------------------------------------------         ---------------------------
   (Address of principal executive offices)                  (Zip code)


Telephone number, including area code:                     (704) 366-7000
                                                     ---------------------------



Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days:   Yes   X     No
                                        ------     ------

87,572,645 shares of common stock were outstanding at October 3, 1998.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Nucor Corporation - Consolidated Condensed Statements of Earnings
-----------------------------------------------------------------


                               Nine Months (39 Weeks) Ended    Three Months (13 Weeks) Ended
                               ----------------------------    -----------------------------
                                Oct. 3, 1998   Oct. 4, 1997    Oct. 3, 1998    Oct. 4, 1997
                                ------------   ------------    ------------    ------------
                                 (Unaudited)   (Unaudited)      (Unaudited)    (Unaudited)
                                 -----------   -----------      -----------    -----------

Net sales...................  $3,278,173,618  $3,147,201,389  $1,010,961,380  $1,101,620,966
                              --------------  --------------  --------------  --------------

Costs and expenses:

  Cost of products sold.....   2,845,263,175   2,692,579,797     869,452,694     936,249,493

  Marketing, administrative
    and other expenses......     119,581,871     112,776,041      40,632,470      40,541,814

  Interest expense (income).      (3,060,864)      1,254,821        (949,697)       (154,665)
                              --------------   -------------   -------------  --------------

                               2,961,784,182   2,806,610,659     909,135,467     976,636,642
                              --------------   -------------   -------------  --------------

Earnings before
  federal income taxes......     316,389,436     340,590,730     101,825,913     124,984,324

  Federal income taxes......     113,900,000     122,600,000      36,700,000      45,000,000
                              --------------   -------------   -------------  --------------

    Net earnings............  $  202,489,436   $ 217,990,730   $  65,125,913   $  79,984,324
                              ==============   =============   =============   =============

Net earnings per share......           $2.30           $2.48            $.74            $.91
                                       =====           =====            ====            ====

  Dividends declared
    per share...............            $.36            $.30            $.12            $.10
                                        ====            ====            ====            ====

     Average number of
       shares outstanding....     88,000,181      87,860,682      87,914,877      87,894,245


      The information furnished reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

      The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Balance Sheets
---------------------------------------------------------


                                                         Oct. 3,         December 31,
                                                          1998               1997
                                                     --------------     --------------
Assets                                                 (Unaudited)        (Audited)
------                                                 -----------        ---------

Current assets:
  Cash and short-term investments.................   $  274,283,065     $  283,381,137
  Accounts receivable.............................      319,189,974        386,352,612
  Inventories.....................................      492,135,716        397,048,379
  Other current assets............................       59,954,856         58,726,336
                                                     --------------     --------------

    Total current assets..........................    1,145,563,611      1,125,508,464
                                                     --------------     --------------

Property, plant and equipment.....................    2,054,985,913      1,858,874,894
                                                     --------------     --------------

    Total assets..................................   $3,200,549,524     $2,984,383,358
                                                     ==============     ==============

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Long-term debt due within one year..............   $           --     $      250,000
  Accounts payable................................      231,448,905        260,268,115
  Salaries, wages and related accruals............      134,316,703        110,730,654
  Federal income taxes............................       19,499,331          9,988,843
  Accrued expenses and other current liabilities..      165,186,585        143,215,998
                                                     --------------     --------------

    Total current liabilities.....................      550,451,524        524,453,610
                                                     --------------     --------------

Long-term debt due after one year.................      215,450,000        167,950,000
                                                     --------------     --------------

Deferred credits and other liabilities............      141,361,449        139,361,449
                                                     --------------     --------------

Minority interests................................      262,347,909        276,192,433
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       36,020,714         35,994,843
  Additional paid-in capital......................       65,407,997         62,041,288
  Retained earnings...............................    1,966,118,705      1,795,276,453
                                                     --------------     --------------
                                                      2,067,547,416      1,893,312,584

  Treasury stock..................................      (36,608,774)       (16,886,718)
                                                     --------------     --------------

                                                      2,030,938,642      1,876,425,866
                                                     --------------     --------------

    Total liabilities and stockholders' equity....   $3,200,549,524     $2,984,383,358
                                                     ==============     ==============


  Inventories consisted of approximately 60% raw materials and supplies, and 40% finished and semi-finished products, at October 3, 1998 (60% and 40% at December 31, 1997). Inventories valued on the last-in, first-out (LIFO) method of accounting represent approximately 90% of total inventories at October 3, 1998 (90% at December 31, 1997). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $92,855,518 higher at October 3, 1998 ($100,575,518 at December 31, 1997).

  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Statements of Cash Flows
-------------------------------------------------------------------

                                                           Nine Months (39 Weeks) Ended
                                                           ----------------------------
                                                           Oct. 3, 1998    Oct. 4, 1997
                                                           ------------    ------------
                                                            (Unaudited)     (Unaudited)
                                                            -----------     -----------

Operating activities:
  Net earnings............................................ $202,489,436    $217,990,730
  Adjustments:
    Depreciation of plant and equipment...................  178,455,588     159,434,445
    Minority interests....................................   71,838,035      63,907,106
    Changes in:
      Current assets......................................  (29,153,219)    (80,079,224)
      Current liabilities.................................   26,247,914     106,180,076
      Other...............................................   (9,173,379)     15,018,852
                                                           ------------    ------------

    Cash provided by operating activities.................  440,704,375     482,451,985
                                                           ------------    ------------

Investing activities:
  Capital expenditures (net).............................. (363,393,228)   (223,889,313)
                                                           ------------    ------------

    Cash used in investing activities..................... (363,393,228)   (223,889,313)
                                                           ------------    ------------

Financing activities:
  Increase in long-term debt..............................   47,250,000      14,850,000
  Distributions to minority interests.....................  (85,682,559)    (70,538,065)
  Issuance of common stock................................    3,516,586       3,241,450
  Acquisition of treasury stock...........................  (19,846,062)             --
  Cash dividends..........................................  (31,647,184)    (26,363,513)
                                                           ------------    ------------

    Cash used in financing activities.....................  (86,409,219)    (78,810,128)
                                                           ------------    ------------


Increase (decrease) in cash and short-term investments.... $ (9,098,072)   $179,752,544
                                                           ============    ============



  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Analysis of Operations and Finances
-------------------------------------------------------

Operations
----------

Net sales decreased by about 8% from the third quarter of 1997 to the third quarter of 1998, with substantially all of the net sales decrease resulting from a decrease in sales volume. Net sales increased close to 4% from the first nine months of 1997 to the first nine months of 1998, primarily as a result of an increase in sales volume. Average sales prices were basically unchanged in both the third quarter of 1998 compared with the third quarter of 1997, and the first nine months of 1998 compared with the first nine months of 1997.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased close to 2% from the third quarter of 1997 to the third quarter of 1998, and increased about 2% from the first nine months of 1997 to the first nine months of 1998.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased about 2% from the third quarter of 1997 to the third quarter of 1998, and were unchanged from the first nine months of 1997 to the first nine months of 1998. Profit sharing costs decreased about 22% from the third quarter of 1997 to the third quarter of 1998, and decreased about 10% from the first nine months of 1997 to the first nine months of 1998. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest income, net of interest expense, increased for the third quarter and first nine months of 1998 from the third quarter and first nine months of 1997, due primarily to increased earnings from short-term investments.

    Federal income taxes were at a rate of about 36% for the third quarter and first nine months of 1998, and the third quarter and first nine months of 1997.

    Net earnings decreased from the third quarter of 1997 to the third quarter of 1998 primarily due to decreased volume and increased pre-operating and start-up costs of new facilities, and decreased from the first nine months of 1997 to the first nine months of 1998 due to decreased margins.

    Margins were about 14% for the third quarter of 1998 and about 13% for the first nine months of 1998, compared with about 15% for the third quarter of 1997 and about 14% for the first nine months of 1997.

Liquidity and capital resources
-------------------------------

    The current ratio was about 2.1 at both the end of the first nine months of 1998 and at year-end 1997. The percentage of long-term debt to total capital was close to 9% at the end of the first nine months of 1998, and about 7% at year-end 1997.

    Capital expenditures increased close to 63% during the first nine months of 1998, compared with the first nine months of 1997. Capital expenditures are projected to be more than $400 million for all of 1998. Funds provided from operations, existing credit facilities, and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

Year 2000
---------

    Nucor has implemented a Year 2000 readiness program designed to have all significant business and manufacturing systems functioning properly with respect to the Year 2000 issue. Affected systems are being replaced or remediated, with testing performed concurrently. Nucor is also reviewing the progress of critical vendors and customers in addressing the Year 2000 issue. Failure to correct a material Year 2000 issue could result in an interruption of normal business operations.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
   Exhibit 11 - Computation of net earnings per share.
----------------
   Reports on Form 8-K - None filed for the quarter.
----------------
Exhibit 11 - Computation of net earnings per share
--------------------------------------------------


                                  Nine Months (39 Weeks) Ended   Three Months (13 Weeks) Ended
                                  ----------------------------   -----------------------------
                                  Oct. 3, 1998    Oct. 4, 1997   Oct. 3, 1998     Oct. 4, 1997
                                  ------------    ------------   ------------     ------------
                                   (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
                                   -----------    -----------     -----------      -----------
Basic:

  Basic net earnings.............  $202,489,436   $217,990,730    $65,125,913      $79,984,324
                                   ============   ============    ===========      ===========

  Average shares outstanding.....    88,000,181     87,860,682     87,914,877       87,894,245
                                     ==========     ==========     ==========       ==========

  Basic net earnings per share...       $2.3010        $2.4811         $.7408           $.9100
                                        =======        =======         ======           ======

Diluted:

  Diluted net earnings...........  $202,489,436   $217,990,730    $65,125,913      $79,984,324
                                   ============   ============    ===========      ===========

  Diluted
    average shares outstanding:

    Basic shares outstanding.....    88,000,181     87,860,682     87,914,877       87,894,245
    Dilutive effect of
      employee stock options.....        17,633         61,626          9,643           78,475
                                     ----------     ----------     ----------       ----------

                                     88,017,814     87,922,308     87,924,520       87,972,720
                                     ==========     ==========     ==========       ==========

  Diluted net earnings per share.       $2.3006        $2.4794         $.7407           $.9092
                                        =======        =======         ======           ======

      The information furnished has not been audited and is subject to year-end adjustments.

                                   SIGNATURES
                                   ----------
      Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal financial officer.

                                        NUCOR CORPORATION


                                        By: /s/ SAMUEL SIEGEL
                                            ----------------------------
                                            Samuel Siegel
                                            Vice Chairman,
Dated:  November 11, 1998                   Chief Financial Officer