Form 10-Q
period 1999-04-03
NUCOR CORP
filed 1999-05-11
CIK 73309

FIRST
                                                                         QUARTER
                                                                         1999

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED        APRIL 3, 1999            COMMISSION FILE NUMBER  1-4119
                   -----------------------                                ------



                                NUCOR CORPORATION
--------------------------------------------------------------------------------
                      (EXACT NAME AS SPECIFIED IN CHARTER)


                  DELAWARE                                     13-1860817
---------------------------------------------        ---------------------------
      (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


2100 REXFORD ROAD, CHARLOTTE, NORTH CAROLINA                    28211
---------------------------------------------        ---------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


TELEPHONE NUMBER, INCLUDING AREA CODE:                      (704)  366-7000
                                                     ---------------------------



INDICATION BY CHECK MARK WHETHER NUCOR CORPORATION (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]


87,261,331 SHARES OF COMMON STOCK WERE OUTSTANDING AT APRIL 3, 1999.

                         PART I - FINANCIAL INFORMATION




NUCOR CORPORATION - CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                 THREE MONTHS (13 WEEKS) ENDED
                                                 -----------------------------
                                                APRIL 3, 1999     APRIL 4, 1998
                                                -------------     -------------
                                                 (UNAUDITED)       (UNAUDITED)

NET SALES....................................... $893,822,996    $1,138,862,155
                                                 ------------    --------------
COSTS AND EXPENSES:
  COST OF PRODUCTS SOLD.........................  818,906,709       999,505,973
  MARKETING, ADMINISTRATIVE AND OTHER EXPENSES..   31,386,532        38,867,752
  INTEREST EXPENSE (INCOME).....................     (443,637)       (1,349,083)
                                                 ------------    --------------
                                                  849,849,604     1,037,024,642
                                                 ------------    --------------
EARNINGS BEFORE FEDERAL INCOME TAXES............   43,973,392       101,837,513
  FEDERAL INCOME TAXES..........................   15,800,000        36,700,000
                                                 ------------    --------------
    NET EARNINGS................................ $ 28,173,392    $   65,137,513
                                                 ============    ==============

NET EARNINGS PER SHARE..........................         $.32              $.74
                                                         ====              ====

  DIVIDENDS DECLARED PER SHARE..................         $.13              $.12
                                                         ====              ====

    AVERAGE NUMBER OF SHARES OUTSTANDING........   87,309,502        88,020,407


  THE INFORMATION FURNISHED REFLECTS ALL ADJUSTMENTS WHICH ARE, IN THE OPINION OF MANAGEMENT, NECESSARY TO A FAIR STATEMENT OF THE RESULTS FOR THE INTERIM PERIODS.

  THE INFORMATION FURNISHED HAS NOT BEEN AUDITED AND IS SUBJECT TO YEAR-END ADJUSTMENTS.

NUCOR CORPORATION - CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        APRIL 3,         DECEMBER 31,
                                                          1999               1998
                                                     --------------     ---------------
ASSETS                                                 (UNAUDITED)         (AUDITED)

CURRENT ASSETS:
  CASH AND SHORT-TERM INVESTMENTS.................   $  458,510,964     $  308,696,460
  ACCOUNTS RECEIVABLE.............................      293,110,179        299,244,794
  INVENTORIES.....................................      421,881,895        435,884,838
  OTHER CURRENT ASSETS............................       88,403,207         85,641,291
                                                     --------------     --------------

    TOTAL CURRENT ASSETS..........................    1,261,906,245      1,129,467,383
                                                     --------------     --------------

PROPERTY, PLANT AND EQUIPMENT.....................    2,081,053,516      2,097,078,473
                                                     --------------     --------------

    TOTAL ASSETS..................................   $3,342,959,761     $3,226,545,856
                                                     ==============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE................................   $  199,804,497     $  198,329,771
  SALARIES, WAGES AND RELATED ACCRUALS............       74,808,617        113,619,322
  FEDERAL INCOME TAXES............................       17,873,348         26,090,271
  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES..      160,806,499        148,857,793
                                                     --------------     --------------

    TOTAL CURRENT LIABILITIES.....................      453,292,961        486,897,157
                                                     --------------     --------------

LONG-TERM DEBT DUE AFTER ONE YEAR.................      390,450,000        215,450,000
                                                     --------------     --------------

DEFERRED CREDITS AND OTHER LIABILITIES............      168,250,449        169,250,449
                                                     --------------     --------------

MINORITY INTERESTS................................      245,642,300        282,396,469
                                                     --------------     --------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK....................................       36,020,714         36,020,714
  ADDITIONAL PAID-IN CAPITAL......................       67,341,161         67,252,936
  RETAINED EARNINGS...............................    2,033,685,588      2,016,856,168
                                                     --------------     --------------
                                                      2,137,047,463      2,120,129,818
  TREASURY STOCK..................................      (51,723,412)       (47,578,037)
                                                     --------------     --------------

                                                      2,085,324,051      2,072,551,781
                                                     --------------     --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....   $3,342,959,761     $3,226,545,856
                                                     ==============     ==============

  INVENTORIES CONSISTED OF APPROXIMATELY 45% RAW MATERIALS AND SUPPLIES, AND 55% FINISHED AND SEMI-FINISHED PRODUCTS, AT APRIL 3, 1999 (50% AND 50% AT DECEMBER 31, 1998). INVENTORIES VALUED ON THE LAST-IN, FIRST-OUT (LIFO) METHOD OF ACCOUNTING REPRESENT APPROXIMATELY 85% OF TOTAL INVENTORIES AS OF APRIL 3, 1999 AND AS OF DECEMBER 31, 1998. IF THE FIRST-IN, FIRST-OUT METHOD (FIFO) OF ACCOUNTING HAD BEEN USED, INVENTORIES WOULD HAVE BEEN $13,420,960 HIGHER AT APRIL 3, 1999 ($5,120,960 AT DECEMBER 31, 1998).

  THE INFORMATION FURNISHED HAS NOT BEEN AUDITED AND IS SUBJECT TO YEAR-END ADJUSTMENTS.

NUCOR CORPORATION - CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS (13 WEEKS) ENDED
                                                           -----------------------------
                                                           APRIL 3, 1999   APRIL 4, 1998
                                                           -------------   -------------
                                                            (UNAUDITED)     (UNAUDITED)

OPERATING ACTIVITIES:
  NET EARNINGS .......................................   $  28,173,392    $  65,137,513
  ADJUSTMENTS:
    DEPRECIATION OF PLANT AND EQUIPMENT ..............      61,661,474       58,943,255
    MINORITY INTERESTS ...............................      14,866,351       23,301,515
    CHANGES IN:
      CURRENT ASSETS .................................      17,375,642      (16,773,637)
      CURRENT LIABILITIES ............................     (33,604,196)       2,850,919
      OTHER ..........................................      (1,014,433)       2,007,769
                                                         -------------    -------------

    CASH PROVIDED BY OPERATING ACTIVITIES ............      87,458,230      135,467,334
                                                         -------------    -------------

INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES (NET) .........................     (45,622,084)     (91,344,604)
                                                         -------------    -------------

    CASH USED IN INVESTING ACTIVITIES ................     (45,622,084)     (91,344,604)
                                                         -------------    -------------

FINANCING ACTIVITIES:
  INCREASE (DECREASE) IN LONG-TERM DEBT ..............     175,000,000         (250,000)
  DISTRIBUTIONS TO MINORITY INTERESTS ................     (51,620,520)     (49,901,360)
  ISSUANCE OF COMMON STOCK ...........................         150,895        2,550,674
  ACQUISITION OF TREASURY STOCK ......................      (4,208,045)              --
  CASH DIVIDENDS .....................................     (11,343,972)     (10,566,505)
                                                         -------------    -------------

    CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..     107,978,358      (58,167,191)
                                                         -------------    -------------

INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS   $ 149,814,504    $ (14,044,461)
                                                         =============    =============


  THE INFORMATION FURNISHED HAS NOT BEEN AUDITED AND IS SUBJECT TO YEAR-END ADJUSTMENTS.

NUCOR CORPORATION - ANALYSIS OF OPERATIONS AND FINANCES

OPERATIONS

    Net sales decreased by more than 20% from the first quarter of 1998 to the first quarter of 1999, with about half of the net sales decrease resulting from a decrease in sales volume and about half resulting from a decrease in average sales prices.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased more than 25% from the first quarter of 1998.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased about 5% from the first quarter of 1998, and profit sharing costs decreased by more than 60% compared with the 1998 first quarter. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest income, net of interest expense, decreased for the first quarter of 1999 from the first quarter of 1998, primarily due to increased debt.

    Federal income taxes were at a rate of about 36% for the first quarter of 1999 and 1998.

    Net earnings decreased approximately 55% during the first quarter of 1999, compared with the first quarter of 1998, due to decreased margins, decreased sales volume and increased pre-operating and start-up costs.

    Margins were about 8% for the first quarter of 1999 and about 12% for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The current ratio was about 2.8 At the end of the 1999 first quarter, and about 2.3 At year-end 1998. The percentage of long-term debt to total capital was about 14% at the end of the first quarter of 1999, and about 8% at year-end 1998.

    Capital expenditures decreased close to 50% during the first quarter of 1999 compared with the first quarter of 1998. Capital expenditures are projected to be in the range of $450 million for all of 1999. Funds provided from operations, existing credit facilities and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements.

YEAR 2000 (Y2K)

    Nucor has implemented a readiness program designed to have all significant business and manufacturing systems functioning properly with respect to the Y2K issue. Affected systems are being replaced or remediated, with testing performed concurrently. Nucor anticipates that most mission-critical systems will be remediated and tested by July 1999, with the remainder to be completed by the end of 1999. Nucor is also reviewing the progress of significant vendors and customers in addressing this issue. Failure by Nucor or its vendors and customers to make material corrections could result, in some circumstances, in an interruption of normal business operations.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBIT 11 - Computation of net earnings per share.
    REPORTS ON FORM 8-K - None filed for the quarter.

EXHIBIT 11 - COMPUTATION OF NET EARNINGS PER SHARE

                                                   THREE MONTHS (13 WEEKS) ENDED
                                                   -----------------------------
                                                   APRIL 3, 1999   APRIL 4, 1998
                                                   -------------   -------------
                                                    (UNAUDITED)     (UNAUDITED)
BASIC:

  BASIC NET EARNINGS............................... $28,173,392     $65,137,513
                                                    ===========     ===========

  AVERAGE SHARES OUTSTANDING.......................  87,309,502      88,020,407
                                                     ===========     ===========

  BASIC NET EARNINGS PER SHARE.....................        $.32            $.74
                                                           ====            ====
DILUTED:

  DILUTED NET EARNINGS............................. $28,173,392     $65,137,513
                                                    ===========     ===========
  DILUTED AVERAGE SHARES OUTSTANDING:

    BASIC SHARES OUTSTANDING.......................  87,309,502      88,020,407
    DILUTIVE EFFECT OF EMPLOYEE STOCK OPTIONS......      22,144          16,146
                                                     ----------      ----------
                                                     87,331,646      88,036,553
                                                     ==========      ==========

  DILUTED NET EARNINGS PER SHARE...................        $.32            $.74
                                                            ====            ====


     The information furnished has not been audited and is subject to year-end adjustments.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

                                       NUCOR CORPORATION


                                       BY:
                                          -------------------------------
                                          TERRY S. LISENBY
                                          VICE PRESIDENT,
DATED:  MAY 12, 1999                      CORPORATE CONTROLLER