Form 10-Q
period 1999-07-03
NUCOR CORP
filed 1999-08-10
CIK 73309

SECOND
                                                                     QUARTER
                                                                     1999

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended   July 3, 1999           Commission file number   1-4119
                   -----------------                              ----------


                                 NUCOR CORPORATION
----------------------------------------------------------------------------
                      (Exact name as specified in charter)


                  Delaware                                 13-1860817
---------------------------------------------          ---------------------
      (State or other jurisdiction of                     (I.R.S. employer
       incorporation or organization)                     identification no.)


2100 Rexford Road, Charlotte, North Carolina                   28211
----------------------------------------------         ---------------------
   (Address of principal executive offices)                   (Zip code)


Telephone number, including area code:                  (704) 366-7000
                                                       ---------------------



Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days:              Yes   X       No
                                                            ---         ---

87,291,667 shares of common stock were outstanding at July 3, 1999.

                         PART I - FINANCIAL INFORMATION



Nucor Corporation - Consolidated Condensed Statements of Earnings


                              Six Months (26 Weeks) Ended    Three Months (13 Weeks) Ended
                             ------------------------------   ------------------------------
                               July 3, 1999    July 4, 1998     July 3, 1999    July 4, 1998
                             --------------   -------------   ---------------  --------------
                               (Unaudited)     (Unaudited)     (Unaudited)       (Unaudited)

Net sales...................   $1,890,989,319  $2,267,212,238    $997,166,323  $1,128,350,083
                              --------------- ----------------   ------------  ---------------
Costs and expenses:

  Cost of products sold.....    1,703,276,078   1,975,810,481     884,369,369     976,304,508

  Marketing, administrative
    and other expenses......       65,052,020      78,949,401      33,665,488      40,081,649

  Interest expense (income).         (459,384)     (2,111,167)        (15,747)       (762,084)
                               --------------   -------------     -----------   -------------

                                1,767,868,714   2,052,648,715     918,019,110   1,015,624,073
                               --------------   -------------     -----------   -------------

Earnings before
  federal income taxes......      123,120,605     214,563,523      79,147,213     112,726,010

  Federal income taxes......       44,300,000      77,200,000      28,500,000      40,500,000
                                --------------  --------------    -----------     -----------

    Net earnings............   $   78,820,605  $  137,363,523    $ 50,647,213  $   72,226,010
                               =============== ===============   ============= ==============

Net earnings per share......             $.90           $1.56           $.58             $.82
                                         ====           =====           ====             ====
  Dividends declared
    per share...............             $.26            $.24           $.13             $.12
                                         ====            ====           ====             ====

    Average number of
        shares outstanding...      87,298,950      88,042,141     87,288,165       88,064,592



      The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

      The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Balance Sheets

                                                         July 3,   December 31,
                                                           1999        1998
                                                       ----------  ------------
 Assets                                                 (Unaudited)   (Audited)
 -----                                                   ---------     -------

Current assets:
  Cash and short-term investments.................   $  517,898,884     $308,696,460
  Accounts receivable.............................      342,218,745      299,244,794
  Inventories.....................................      384,073,126      435,884,838
  Other current assets............................       87,374,704       85,641,291
                                                     --------------    -------------

    Total current assets..........................    1,331,565,459    1,129,467,383
                                                     --------------    -------------

Property, plant and equipment.....................    2,093,098,100    2,097,078,473
                                                     --------------    -------------

    Total assets..................................   $3,424,663,559   $3,226,545,856
                                                     ==============   ==============
Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Accounts payable................................   $  213,116,952   $  198,329,771
  Salaries, wages and related accruals............      103,250,836      113,619,322
  Federal income taxes............................       22,042,012       26,090,271
  Accrued expenses and other current liabilities..      180,121,265      148,857,793
                                                    ---------------   --------------

    Total current liabilities.....................      518,531,065      486,897,157
                                                     --------------   --------------

Long-term debt due after one year.................      390,450,000      215,450,000
                                                     --------------      -----------

Deferred credits and other liabilities............      144,250,449      169,250,449
                                                     --------------      -----------

Minority interests................................      245,488,216      282,396,469
                                                     --------------     ------------
Stockholders' equity:
  Common stock....................................       36,036,490       36,020,714
  Additional paid-in capital......................       68,730,351       67,252,936
  Retained earnings...............................    2,072,984,884    2,016,856,168
  Treasury stock..................................      (51,807,896)     (47,578,037)
                                                     --------------   ---------------
                                                      2,125,943,829    2,072,551,781
                                                     --------------   ---------------

    Total liabilities and stockholders' equity....   $3,424,663,559   $3,226,545,856
                                                     ==============   ==============

  Inventories consisted of approximately 40% raw materials and supplies, and 60% finished and semi-finished products, at July 3, 1999 (50% and 50% at December 31, 1998). Inventories valued on the last-in, first-out (LIFO) method of accounting represent approximately 85% of total inventories as of July 3, 1999 and as of December 31, 1998. If the first-in, first-out method (FIFO) of accounting had been used, inventories would have been $21,870,960 higher at July 3, 1999 ($5,120,960 higher at December 31, 1998).

  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Statements of Cash Flows


                                                           Six Months (26 Weeks) Ended
                                                          -----------------------------
                                                           July 3, 1999    July 4, 1998
                                                          -------------    ------------
                                                            (Unaudited)     (Unaudited)
                                                             ---------       ---------

Operating activities:
  Net earnings............................................ $ 78,820,605   $137,363,523
  Adjustments:
    Depreciation of plant and equipment...................  125,881,911    118,748,941
    Minority interests....................................   32,785,427     48,188,268
    Changes in:
      Current assets......................................    7,104,348    (15,294,510)
      Current liabilities.................................   31,633,908    (13,330,182)
      Other...............................................  (24,874,977)    (8,918,147)
                                                           ------------   ------------
    Cash provided by operating activities.................  251,351,222    266,757,893
                                                           ------------   ------------
Investing activities:
  Capital expenditures (net).............................. (122,026,561)  (212,953,010)
                                                           ------------   ------------
    Cash used in investing activities..................... (122,026,561)  (212,953,010)
                                                           ------------   ------------
Financing activities:
  Increase in long-term debt..............................  175,000,000     47,250,000
  Distributions to minority interests.....................  (69,693,680)   (75,329,763)
  Issuance of common stock................................    2,114,280      3,323,609
  Acquisition of treasury stock...........................   (4,850,948)            -
  Cash dividends..........................................  (22,691,889)   (21,134,866)
                                                           ------------   ------------
    Cash provided by (used in) financing activities.......   79,877,763    (45,891,020)
                                                           ------------   ------------

Increase in cash and short-term investments............... $209,202,424    $ 7,913,863
                                                           ============    ===========




  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Analysis of Operations and Finances

Operations

    Net sales decreased by about 12% from the second quarter of 1998 to the second quarter of 1999, with substantially all of the net sales decrease resulting from a decrease in average sales prices. Net sales decreased close to 17% from the first half of 1998 to the first half of 1999, with about 65% of the net sales decrease resulting from a decrease in average sales prices and about 35% of the decrease resulting from a decrease in sales volume. Average sales prices decreased about 11% both from the second quarter of 1998 to the second quarter of 1999, and from the first half of 1998 to the first half of 1999.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased approximately 24% in both the second quarter of 1999 compared with the second quarter of 1998, and the first half of 1999 compared with the first half of 1998.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased less than 5% from both the second quarter of 1998 to the second quarter of 1999, and from the first half of 1998 to the first half of 1999. Profit sharing costs decreased about 40% from the second quarter of 1998 to the second quarter of 1999, and decreased about 50% from the first half of 1998 to the first half of 1999. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest income, net of interest expense, decreased for the second quarter and first half of 1999 from the second quarter and first half of 1998, due primarily to increased debt.

    Federal income taxes were at a rate of about 36% for the second quarter and first half of 1999, and the second quarter and first half of 1998.

        Net earnings decreased during the second quarter and first half of 1999, compared with the second quarter and first half of 1998, due to decreased margins and increased pre-operating and start-up costs.

    Margins were about 11% for the second quarter of 1999 and about 10% for the first half of 1999, compared with about 13% for the second quarter and first half of 1998.

Liquidity and capital resources

    The current ratio was about 2.6 at the end of the first half of 1999, and about 2.3 at year-end 1998. The percentage of long-term debt to total capital was about 14% at the end of the first half of 1999, and about 8% at year-end 1998.

    Capital expenditures decreased close to 40% during the first half of 1999, compared with the first half of 1998. Capital expenditures are projected to be more than $450 million for all of 1999. Funds provided from operations, existing credit facilities, and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements.

Year 2000 (Y2K)

    Nucor has implemented a readiness program designed to have all significant business and manufacturing systems functioning properly with respect to the Y2K issue. Affected systems are being replaced or remediated, with testing performed concurrently. Most mission-critical systems have been remediated and tested, with the remainder to be completed by the end of 1999. Nucor is also reviewing the progress of significant vendors and customers in addressing this issue. Failure by Nucor or its vendors and customers to make material corrections could result, in some circumstances, in an interruption of normal business operations. Nucor has developed internal guidelines for business continuity planning and is in process of developing appropriate mitigation, contingency and recovery plans.

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on May 13, 1999, two directors were elected for terms of three years expiring in 2002; 76,752,246 shares were voted for Peter C. Browning (668,995 abstained), and 76,741,176 shares were voted for Victoria F. Haynes (680,065 abstained).

Item 6 - Exhibits and Reports on Form 8-K

    Exhibit 11 - Computation of net earnings per share.
    Reports on Form 8-K - None filed for the quarter.

Exhibit 11 - Computation of net earnings per share


                                  Six Months (26 Weeks) Ended       Three Months (13 Weeks) Ended
                                  ---------------------------       -----------------------------
                                  July 3, 1999    July 4, 1998        July 3, 1999    July 4, 1998
                                  -------------   ------------      --------------   -------------
                                   (Unaudited)    (Unaudited)         (Unaudited)      (Unaudited)
Basic:

  Basic net earnings.............   $78,820,605   $137,363,523       $50,647,213      $72,226,010
                                    ===========   ============      ============     ============

  Average shares outstanding.....    87,298,950     88,042,141        87,288,165       88,064,592
                                     ==========     ==========      ============     ============

  Basic net earnings per share...        $.9029        $1.5602            $.5802           $.8201
                                         ======        =======            ======           ======
Diluted:

  Diluted net earnings...........   $78,820,605   $137,363,523       $50,647,213      $72,226,010
                                    ===========   ============      ============     ============
  Diluted
    average shares outstanding:

    Basic shares outstanding.....    87,298,950     88,042,141        87,288,165       88,064,592

    Dilutive effect of
      employee stock options.....        39,420         21,564            57,077           27,160
                                     ----------     ----------       -----------     ------------

                                     87,338,370     88,063,705        87,345,242       88,091,752
                                     ==========     ==========       ===========     ============

  Diluted net earnings per share.        $.9025        $1.5598            $.5799           $.8199
                                         ======        =======            ======           ======

      The information furnished has not been audited and is subject to year-end adjustments.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

                                        NUCOR CORPORATION


                                        By:____________________________________
                                          Terry S. Lisenby
                                          Vice President,
Dated:  August 11, 1999                   Corporate Controller