Form 10-Q
period 1999-10-02
NUCOR CORP
filed 1999-11-10
CIK 73309

THIRD
                                                                         QUARTER
                                                                         1999

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED    OCTOBER 2, 1999             COMMISSION FILE NUMBER  1-4119
                   -----------------                                     ------



                               NUCOR CORPORATION
                               -----------------
                      (EXACT NAME AS SPECIFIED IN CHARTER)


                  DELAWARE                                     13-1860817
      --------------------------------                      -----------------
      (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


2100 REXFORD ROAD, CHARLOTTE, NORTH CAROLINA                  28211
---------------------------------------------     ------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


TELEPHONE NUMBER, INCLUDING AREA CODE:                    (704)  366-7000
                                                  ------------------------------



INDICATION BY CHECK MARK WHETHER NUCOR CORPORATION (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES X    NO
                                       ---      ---

87,213,262 SHARES OF COMMON STOCK WERE OUTSTANDING AT OCTOBER 2, 1999.

                         PART I - FINANCIAL INFORMATION



NUCOR CORPORATION - CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS



                                NINE MONTHS (39 WEEKS) ENDED    THREE MONTHS (13 WEEKS) ENDED
                                ----------------------------    -----------------------------
                                OCT. 2, 1999    OCT. 3, 1998    OCT. 2, 1999    OCT. 3, 1998
                                -------------   ------------    ------------    -------------
                                 (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
NET SALES...................  $2,917,677,212  $3,278,173,618  $1,026,687,893  $1,010,961,380
                              --------------  --------------  --------------  --------------

COSTS AND EXPENSES:

  COST OF PRODUCTS SOLD.....   2,579,603,978   2,845,263,175     876,327,900     869,452,694

  MARKETING, ADMINISTRATIVE
    AND OTHER EXPENSES......     110,695,119     119,581,871      45,643,099      40,632,470

  INTEREST EXPENSE (INCOME).      (2,204,456)     (3,060,864)     (1,745,072)       (949,697)
                              --------------  --------------  --------------  --------------

                               2,688,094,641   2,961,784,182     920,225,927     909,135,467
                              --------------  --------------  --------------  --------------

EARNINGS BEFORE
  FEDERAL INCOME TAXES......     229,582,571     316,389,436     106,461,966     101,825,913

  FEDERAL INCOME TAXES......      82,600,000     113,900,000      38,300,000      36,700,000
                              --------------  --------------  --------------  --------------

    NET EARNINGS............  $  146,982,571  $  202,489,436  $   68,161,966  $   65,125,913
                              ==============  ==============  ==============  ==============

NET EARNINGS PER SHARE......           $1.68           $2.30            $.78            $.74
                                       =====           =====            ====            ====

  DIVIDENDS DECLARED
    PER SHARE...............            $.39            $.36            $.13            $.12
                                        ====            ====            ====            ====

    AVERAGE NUMBER OF
      SHARES OUTSTANDING....      87,295,726      88,000,181      87,289,209      87,914,877


         THE INFORMATION FURNISHED REFLECTS ALL ADJUSTMENTS THAT ARE, IN THE OPINION OF MANAGEMENT, NECESSARY TO A FAIR STATEMENT OF THE RESULTS FOR THE INTERIM PERIODS.

         THE INFORMATION FURNISHED HAS NOT BEEN AUDITED AND IS SUBJECT TO YEAR-END ADJUSTMENTS.

NUCOR CORPORATION - CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       OCTOBER 2,         DECEMBER 31,
                                                          1999               1998
                                                     --------------     ---------------
ASSETS                                                 (UNAUDITED)        (AUDITED)

CURRENT ASSETS:
  CASH AND SHORT-TERM INVESTMENTS.................   $  598,982,078     $  308,696,460
  ACCOUNTS RECEIVABLE.............................      357,203,753        299,244,794
  INVENTORIES.....................................      398,804,133        435,884,838
  OTHER CURRENT ASSETS............................       86,526,122         85,641,291
                                                     --------------     --------------

    TOTAL CURRENT ASSETS..........................    1,441,516,086      1,129,467,383
                                                     --------------     --------------

PROPERTY, PLANT AND EQUIPMENT.....................    2,113,096,749      2,097,078,473
                                                     --------------     --------------

    TOTAL ASSETS..................................   $3,554,612,835     $3,226,545,856
                                                     ==============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE................................   $  221,187,345     $  198,329,771
  SALARIES, WAGES AND RELATED ACCRUALS............      132,980,920        113,619,322
  FEDERAL INCOME TAXES............................       33,272,539         26,090,271
  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES..      196,198,551        148,857,793
                                                     --------------     --------------

    TOTAL CURRENT LIABILITIES.....................      583,639,355        486,897,157
                                                     --------------     --------------

LONG-TERM DEBT DUE AFTER ONE YEAR.................      390,450,000        215,450,000
                                                     --------------     --------------

DEFERRED CREDITS AND OTHER LIABILITIES............      147,764,449        169,250,449
                                                     --------------     --------------

MINORITY INTERESTS................................      253,598,798        282,396,469
                                                     --------------     --------------

STOCKHOLDERS' EQUITY:
  COMMON STOCK....................................       36,038,230         36,020,714
  ADDITIONAL PAID-IN CAPITAL......................       69,024,713         67,252,936
  RETAINED EARNINGS...............................    2,129,812,481      2,016,856,168
  TREASURY STOCK..................................      (55,715,191)       (47,578,037)
                                                     --------------     --------------

                                                      2,179,160,233      2,072,551,781
                                                     --------------     --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....   $3,554,612,835     $3,226,545,856
                                                     ==============     ==============


  INVENTORIES CONSISTED OF APPROXIMATELY 45% RAW MATERIALS AND SUPPLIES, AND 55% FINISHED AND SEMI-FINISHED PRODUCTS, AT OCTOBER 2, 1999 (50% AND 50% AT DECEMBER 31, 1998). INVENTORIES VALUED ON THE LAST-IN, FIRST-OUT (LIFO) METHOD OF ACCOUNTING REPRESENT APPROXIMATELY 90% OF TOTAL INVENTORIES AS OF OCTOBER 2, 1999 (85% AS OF DECEMBER 31, 1998). IF THE FIRST-IN, FIRST-OUT METHOD (FIFO) OF ACCOUNTING HAD BEEN USED, INVENTORIES WOULD HAVE BEEN $30,170,960 HIGHER AT OCTOBER 2, 1999 ($5,120,960 HIGHER AT DECEMBER 31, 1998).

  THE INFORMATION FURNISHED HAS NOT BEEN AUDITED AND IS SUBJECT TO YEAR-END ADJUSTMENTS.

NUCOR CORPORATION - CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                           NINE MONTHS (39 WEEKS) ENDED
                                                           ----------------------------
                                                           OCT. 2, 1999    OCT. 3, 1998
                                                           ------------    ------------
                                                            (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES:
  NET EARNINGS............................................ $146,982,571    $202,489,436
  ADJUSTMENTS:
    DEPRECIATION OF PLANT AND EQUIPMENT...................  191,624,257     178,455,588
    MINORITY INTERESTS....................................   50,490,209      71,838,035
    CHANGES IN:
      CURRENT ASSETS......................................  (21,763,085)    (29,153,219)
      CURRENT LIABILITIES.................................   96,742,198      26,247,914
      OTHER...............................................  (20,804,992)     (9,173,379)
                                                           ------------    ------------

    CASH PROVIDED BY OPERATING ACTIVITIES.................  443,271,158     440,704,375
                                                           ------------    ------------

INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES (NET).............................. (208,323,541)   (363,393,228)
                                                           ------------    ------------

    CASH USED IN INVESTING ACTIVITIES..................... (208,323,541)   (363,393,228)
                                                           ------------    ------------

FINANCING ACTIVITIES:
  INCREASE IN LONG-TERM DEBT..............................  175,000,000      47,250,000
  DISTRIBUTIONS TO MINORITY INTERESTS.....................  (79,287,880)    (85,682,559)
  ISSUANCE OF COMMON STOCK................................    2,490,011       3,516,586
  ACQUISITION OF TREASURY STOCK...........................   (8,837,872)    (19,846,062)
  CASH DIVIDENDS..........................................  (34,026,258)    (31,647,184)
                                                           ------------    ------------

    CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......   55,338,001     (86,409,219)
                                                           ------------    ------------


INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS.... $290,285,618    $ (9,098,072)
                                                           ============    ============



  THE INFORMATION FURNISHED HAS NOT BEEN AUDITED AND IS SUBJECT TO YEAR-END ADJUSTMENTS.

NUCOR CORPORATION - ANALYSIS OF OPERATIONS AND FINANCES

OPERATIONS

    NET SALES INCREASED BY ABOUT 2% FROM THE THIRD QUARTER OF 1998 TO THE THIRD QUARTER OF 1999, WITH THE INCREASE RESULTING FROM AN INCREASE IN SALES VOLUME, PARTIALLY OFFSET BY A DECREASE IN AVERAGE SALES PRICES. NET SALES DECREASED BY 11% FROM THE FIRST NINE MONTHS OF 1998 TO THE FIRST NINE MONTHS OF 1999, PRIMARILY AS A RESULT OF A DECREASE IN SALES PRICE. AVERAGE SALES PRICES DECREASED BY APPROXIMATELY 8% FROM THE THIRD QUARTER OF 1998 TO THE THIRD QUARTER OF 1999, AND DECREASED MORE THAN 10% FROM THE FIRST NINE MONTHS OF 1998 TO THE FIRST NINE MONTHS OF 1999.

    THE MAJOR COMPONENT OF COST OF PRODUCTS SOLD IS RAW MATERIAL COSTS. THE AVERAGE PRICE OF RAW MATERIALS DECREASED APPROXIMATELY 20% FROM THE THIRD QUARTER OF 1998 TO THE THIRD QUARTER OF 1999, AND DECREASED ABOUT 23% FROM THE FIRST NINE MONTHS OF 1998 TO THE FIRST NINE MONTHS OF 1999.

    MAJOR COMPONENTS OF MARKETING, ADMINISTRATIVE AND OTHER EXPENSES ARE FREIGHT AND PROFIT SHARING COSTS. UNIT FREIGHT COSTS INCREASED LESS THAN 5% FROM THE THIRD QUARTER OF 1998 TO THE THIRD QUARTER OF 1999, AND WERE UNCHANGED FROM THE FIRST NINE MONTHS OF 1998 TO THE FIRST NINE MONTHS OF 1999. PROFIT SHARING COSTS INCREASED ABOUT 5% FROM THE THIRD QUARTER OF 1998 TO THE THIRD QUARTER OF 1999, AND DECREASED ABOUT 30% FROM THE FIRST NINE MONTHS OF 1998 TO THE FIRST NINE MONTHS OF 1999. PROFIT SHARING COSTS ARE BASED UPON AND GENERALLY FLUCTUATE WITH PRE-TAX EARNINGS.

    INTEREST INCOME, NET OF INTEREST EXPENSE, INCREASED FROM THE THIRD QUARTER OF 1998 TO THE THIRD QUARTER OF 1999, DUE PRIMARILY TO INCREASED AVERAGE SHORT-TERM INVESTMENTS, AND DECREASED FROM THE FIRST NINE MONTHS OF 1998 TO THE FIRST NINE MONTHS OF 1999, AS A RESULT OF INCREASED LONG-TERM DEBT.

    FEDERAL INCOME TAXES WERE AT A RATE OF ABOUT 36% FOR THE THIRD QUARTER AND FIRST NINE MONTHS OF 1999, AND THE THIRD QUARTER AND FIRST NINE MONTHS OF 1998.

    NET EARNINGS INCREASED FROM THE THIRD QUARTER OF 1998 TO THE THIRD QUARTER OF 1999 PRIMARILY DUE TO INCREASED VOLUME AND DECREASED PRE-OPERATING AND START-UP COSTS OF NEW FACILITIES, AND DECREASED FROM THE FIRST NINE MONTHS OF 1998 TO THE FIRST NINE MONTHS OF 1999 DUE TO DECREASED MARGINS AND INCREASED PRE-OPERATING AND START-UP COSTS OF NEW FACILITIES.

    MARGINS WERE ABOUT 15% FOR THE THIRD QUARTER OF 1999 AND ABOUT 12% FOR THE FIRST NINE MONTHS OF 1999, COMPARED WITH ABOUT 14% FOR THE THIRD QUARTER OF 1998 AND ABOUT 13% FOR THE FIRST NINE MONTHS OF 1998.

LIQUIDITY AND CAPITAL RESOURCES

    THE CURRENT RATIO WAS ABOUT 2.5 AT THE END OF THE FIRST NINE MONTHS OF 1999, AND AT ABOUT 2.3 AT YEAR-END 1998. THE PERCENTAGE OF LONG-TERM DEBT TO TOTAL CAPITAL WAS CLOSE TO 14% AT THE END OF THE FIRST NINE MONTHS OF 1999, AND ABOUT 8% AT YEAR-END 1998.

    CAPITAL EXPENDITURES DECREASED CLOSE TO 40% DURING THE FIRST NINE MONTHS OF 1999, COMPARED WITH THE FIRST NINE MONTHS OF 1998. CAPITAL EXPENDITURES ARE PROJECTED TO BE ABOUT $400 MILLION FOR ALL OF 1999. FUNDS PROVIDED FROM OPERATIONS, EXISTING CREDIT FACILITIES, AND NEW LONG-TERM DEBT ARE EXPECTED TO BE MORE THAN ADEQUATE TO MEET FUTURE CAPITAL EXPENDITURE AND WORKING CAPITAL REQUIREMENTS.

         YEAR 2000 (Y2K)

    NUCOR HAS IMPLEMENTED A READINESS PROGRAM DESIGNED TO HAVE ALL SIGNIFICANT BUSINESS AND MANUFACTURING SYSTEMS FUNCTIONING PROPERLY WITH RESPECT TO THE Y2K ISSUE. AFFECTED SYSTEMS ARE BEING REPLACED OR REMEDIATED, WITH TESTING PERFORMED CONCURRENTLY. MOST MISSION-CRITICAL SYSTEMS HAVE BEEN REMEDIATED AND TESTED, WITH THE REMAINDER TO BE COMPLETED BY THE END OF 1999. NUCOR IS ALSO REVIEWING THE PROGRESS OF SIGNIFICANT VENDORS AND CUSTOMERS IN ADDRESSING THIS ISSUE. FAILURE BY NUCOR OR ITS VENDORS AND CUSTOMERS TO MAKE MATERIAL CORRECTIONS COULD RESULT, IN SOME CIRCUMSTANCES, IN AN INTERRUPTION OF NORMAL BUSINESS OPERATIONS. NUCOR HAS DEVELOPED INTERNAL GUIDELINES FOR BUSINESS CONTINUITY PLANNING AND HAS DEVELOPED MITIGATION, CONTINGENCY AND RECOVERY PLANS.


                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBIT 11 - COMPUTATION OF NET EARNINGS PER SHARE.
    REPORTS ON FORM 8-K - NONE FILED FOR THE QUARTER.

EXHIBIT 11 - COMPUTATION OF NET EARNINGS PER SHARE

                                  NINE MONTHS (39 WEEKS) ENDED   THREE MONTHS (13 WEEKS) ENDED
                                  ----------------------------   -----------------------------
                                  OCT. 2, 1999    OCT. 3, 1998   OCT. 2, 1999     OCT. 3, 1998
                                  -------------   ------------   ------------     ------------
                                   (UNAUDITED)    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
BASIC:
  BASIC NET EARNINGS.............  $146,982,571   $202,489,436    $68,161,966      $65,125,913
                                   ============   ============    ===========      ===========

  AVERAGE SHARES OUTSTANDING.....    87,295,726     88,000,181     87,289,209       87,914,877
                                     ==========     ==========     ==========       ==========
  BASIC NET EARNINGS PER SHARE...       $1.6837        $2.3010         $.7809           $.7408
                                        =======        =======         ======           ======

DILUTED:

  DILUTED NET EARNINGS...........  $146,982,571   $202,489,436    $68,161,966      $65,125,913
                                   ============   ============    ===========      ===========

  DILUTED
    AVERAGE SHARES OUTSTANDING:

    BASIC SHARES OUTSTANDING.....    87,295,726     88,000,181     87,289,209       87,914,877
    DILUTIVE EFFECT OF
      EMPLOYEE STOCK OPTIONS.....        37,552         17,633         33,772            9,643
                                     ----------     ----------     ----------       ----------

                                     87,333,278     88,017,814     87,322,981       87,924,520
                                     ==========     ==========     ==========       ==========

  DILUTED NET EARNINGS PER SHARE.       $1.6830        $2.3006         $.7806           $.7407
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

                                                         NUCOR CORPORATION


                                             BY:______________________________
                                                 TERRY S. LISENBY
                                                 VICE PRESIDENT,
DATED:  NOVEMBER 11, 1999                        CORPORATE CONTROLLER