Form 10-K
period 1999-12-31
NUCOR CORP
filed 2000-03-23
CIK 73309

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended December 31, 1999          Commission file number 1-4119
                      -----------------                                 ------


                                NUCOR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                       13-1860817
---------------------------------------------             -------------------
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)

2100 Rexford Road, Charlotte, North Carolina                    28211
--------------------------------------------              ----------------
  (Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code:         (704)  366-7000
                                                       ----------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
           Title of each class                          on which registered
           -------------------                    -------------------------
   Common stock, par value $.40 per share             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                          None

Indication by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days:   Yes   X       No
                                         -----        -----

Indication by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ____________

Aggregate market value of common stock held by non-affiliates was $4,105,357,996 at February 29, 2000.

86,360,986 shares of common stock were outstanding at February 29, 2000.

Documents incorporated by reference include: Portions of 1999 annual report (Parts I, II, III and IV), and proxy statement for 2000 annual stockholders' meeting (Part III).

                                     PART I

Item 1.  Business
------------------

   Nucor Corporation was incorporated in Delaware in 1958.

   The business of Nucor Corporation and its subsidiaries is, and for a number of years has been, the manufacture and sale of steel products, which accounted for all of sales and earnings in 1999, 1998 and 1997. Nucor reports in one segment.

   Principal steel products are hot-rolled steel (angles, rounds, flats, channels, sheet, wide-flange beams, pilings, billets, blooms and beam blanks), cold-rolled steel, cold finished steel, steel joists and joist girders, steel deck, steel fasteners and steel grinding balls. Hot-rolled steel is manufactured principally from scrap, utilizing electric furnaces, continuous casting and automated rolling mills. Cold-rolled steel, cold finished steel, steel joists and joist girders, steel fasteners and steel grinding balls are manufactured by further processing of hot-rolled steel. Steel deck is manufactured from cold-rolled steel.

   Hot-rolled steel, cold-rolled steel, cold finished steel, steel fasteners and steel grinding balls are manufactured in standard sizes and inventories are maintained. In 1999, approximately 84% of hot and cold-rolled steel production was sold to non-affiliated customers; the remainder was used in the manufacture of other steel products as described above. Hot-rolled steel, cold-rolled steel and cold finished steel are sold primarily to steel service centers, fabricators and manufacturers. Steel fasteners are sold to distributors and manufacturers, and steel grinding balls are sold primarily to the mining industry.

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

   Steel products are marketed principally through in-house sales forces. The principal competitive factors are price and service. Considerable competition exists from numerous domestic manufacturers and foreign imports. During 1998 and the first half of 1999, imports of steel increased significantly, much of it at dumping prices. The effects of the dumped imports decreased during the latter part of 1999. Nucor believes that the most significant factor with respect to its competitive position is its low cost and efficiency of its production processes. The markets that Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions.

   Nucor's backlog of orders was about $1,033,000,000 at December 31, 1999, and about $710,000,000 at December 31, 1998 (all of which are normally filled within one year).

   Nucor is highly decentralized and has 30 employees in its executive offices. All of Nucor's 7,500 employees are engaged in its steel products business.

   Additional information on Nucor's business is incorporated by reference to Nucor's 1999 annual report, pages 5, 8, 9, 10, 11 and 12.

Item 2.  Properties
-------------------

   Principal operating facilities are as follows:

                                     Approximate
                                    square footage            Principal
            Location                of facilities             products
            --------                --------------            ---------
Blytheville-Hickman, Arkansas         3,340,000     Steel shapes, flat-rolled steel
Norfolk-Stanton, Nebraska             2,380,000     Steel shapes, joists, deck
Brigham City-Plymouth, Utah           1,910,000     Steel shapes, joists
Darlington-Florence, South Carolina   1,650,000     Steel shapes, joists, deck
Grapeland-Jewett, Texas               1,510,000     Steel shapes, joists, deck
Crawfordsville, Indiana               1,410,000     Flat-rolled steel
Berkeley, South Carolina              1,900,000     Steel shapes, flat-rolled steel

   Additional operating facilities are located in Fort Payne, Alabama, St. Joe and Waterloo, Indiana, Wilson, North Carolina and Swansea, South Carolina, all engaged in the manufacture of steel products. During 1999, the average utilization rate of all operating facilities was more than 80% of production capacity.

Item 3.  Legal Proceedings
--------------------------

   Involvement in various judicial and administrative proceedings, as both plaintiff and defendant, is considered immaterial, and includes matters relating to contracts, torts, taxes and insurance. In the fourth quarter of 1999, Nucor paid $340,000 for violation of air emissions standards at its facility in Blytheville, Arkansas. Nucor works with Federal and State Agencies in on-going assessments of environmental matters at Nucor plant sites. Nucor cannot estimate the costs to comply with any regulatory findings, but does not believe that there will be any material effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   None during quarter ended December 31, 1999.


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------
Item 6.  Selected Financial Data
--------------------------------
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
-------------------------------------------------------

   Incorporated by reference to Nucor's 1999 annual report, pages 19 and 13, 13, and 12, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

   None.

Item 8.  Financial Statements and Supplementary Data
------------------------------------------------------

   Incorporated by reference to Nucor's 1999 annual report, pages 14 to 18.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures
----------------------------------------------------------

   None.

                                    PART III


Item 10.  Directors and Executive Officers
-------------------------------------------
Item 11.  Executive Compensation
--------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

   Incorporated by reference to Nucor's proxy statement for 2000 annual stockholders' meeting, and page 19 of Nucor's 1999 Annual Report.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

   None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

   Financial Statements and Supplementary Data:
     Consolidated balance sheets........................ (Incorporated       )
     Consolidated statements of earnings................ (by reference       )
     Consolidated statements of stockholders' equity.... (to Nucor           )
     Consolidated statements of cash flows.............. (Corporation's 1999 )
     Notes to consolidated financial statements......... (annual report,     )
     Independent accountants report..................... (pages 14 to 18     )

   Financial Statement Schedules:

        All schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

   Exhibits:
      3     - Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1990)
      3(i)  - Certificate of amendment dated May 14, 1992, to Restated
              Certificate of Incorporation (incorporated by reference to
              Form 10-K for year ended December 31, 1992)
      3(ii) - By-Laws as amended January 1, 1996 (incorporated by reference to form 10-K for year ended December 31, 1996)
      3(iii)- Certificate of amendment dated May 14, 1998, to Restated
              Certificate of Incorporation (incorporated by reference to
              Form 10-K for year ended December 31, 1998)
     11     - Computation of net earnings per share
     13     - 1999 annual report (portions incorporated by reference)
     21     - Subsidiaries
     23     - Independent accountants consent
     24     - Powers of attorney
     27     - Financial data schedule

   Reports on Form 8-K:

     None filed during the quarter ended December 31, 1999.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed (1) by the Registrant, and (2) on behalf of the Registrant, by its principal executive, financial and accounting officers, and its directors.

   NUCOR CORPORATION


   By  /s/ H. David Aycock                    *        PETER C. BROWNING
      ---------------------------------       --------------------------
      H. David Aycock                         Peter C. Browning
      Chairman, President and                 Director
      Chief Executive Officer


     /s/ H. David Aycock                      *        HARVEY B. GANTT
   ------------------------------------       ------------------------
   H. David Aycock                            Harvey B. Gantt
   Chairman, President,                       Director
   Chief Executive Officer and Director


     /s/ Terry S. Lisenby                     *        VICTORIA F. HAYNES
   ------------------------------------       ---------------------------
   Terry S. Lisenby                           Victoria F. Haynes
   Chief Financial Officer, Treasurer         Director
   and Executive Vice President


     /s/ K. Rex Query                         *        JAMES D. HLAVACEK
   ------------------------------------       --------------------------
   K. Rex Query                               James D. Hlavacek
   Corporate Controller and                   Director
   General Manager


                                              *        SAMUEL SIEGEL
                                              ----------------------------
                                               Samuel Siegel
                                               Vice Chairman and Director



                                              *By /s/ Terry S. Lisenby
                                              ------------------------------
                                              Terry S. Lisenby
                                              Attorney-in-fact




Dated:  March 22, 2000