Form 10-Q
period 2000-04-01
NUCOR CORP
filed 2000-05-08
CIK 73309

                                                                           FIRST
                                                                           -----
                                                                         QUARTER
                                                                         -------
                                                                            2000
                                                                            ----

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended     April 1, 2000               Commission file number 1-4119
                  ---------------------                                  ------


                               NUCOR CORPORATION
--------------------------------------------------------------------------------
                     (Exact name as specified in charter)


                  Delaware                                  13-1860817
--------------------------------------------      ------------------------------
      (State or other jurisdiction of                    (I.R.S. employer
      incorporation or organization)                    identification no.)


2100 Rexford Road, Charlotte, North Carolina                   28211
--------------------------------------------      ------------------------------
 (Address of principal executive offices)                    (Zip code)


Telephone number, including area code:                     (704) 366-7000
                                                  ------------------------------



Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days:            Yes   X      No _____
                                                  -----


85,044,207 shares of common stock were outstanding at April 1, 2000.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------



Nucor Corporation - Consolidated Condensed Statements of Earnings
------------------------------------------------------------------



                                                                        Three Months (13 Weeks) Ended
                                                                      ---------------------------------
                                                                      April 1, 2000       April 3, 1999
                                                                      --------------      -------------
                                                                        (Unaudited)         (Unaudited)
                                                                         ---------           ---------
Net sales.........................................................    $1,199,634,778      $893,822,996
                                                                      --------------      ------------
Costs and expenses:
 Cost of products sold............................................     1,031,750,001       818,906,709
 Marketing, administrative and other expenses.....................        44,315,406        31,386,532
 Interest expense (income)........................................        (2,720,474)         (443,637)
                                                                      --------------      ------------
                                                                       1,073,344,933       849,849,604
                                                                      --------------      ------------

Earnings before federal income taxes..............................       126,289,845        43,973,392
 Federal income taxes.............................................        44,800,000        15,800,000
                                                                      --------------       -----------
  Net earnings....................................................    $   81,489,845      $ 28,173,392
                                                                      ==============      ============

Net earnings per share............................................    $          .94      $        .32
                                                                      ==============      ============

 Dividends declared per share.....................................    $          .15      $        .13
                                                                      ==============      ============

  Average number of shares outstanding............................        86,571,585        87,309,502

The information furnished in Part I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Balance Sheets
---------------------------------------------------------

                                                             April 1,       December 31,
                                                               2000             1999
                                                          --------------   --------------
Assets                                                     (Unaudited)       (Audited)
------                                                    --------------   --------------
Current assets:
  Cash and short-term investments......................   $  479,447,538   $  572,185,451
  Accounts receivable..................................      412,889,344      393,763,651
  Inventories..........................................      488,868,477      464,983,651
  Other current assets.................................      112,025,104      107,575,758
                                                          --------------   --------------

    Total current assets...............................    1,493,230,463    1,538,508,511

Property, plant and equipment..........................    2,239,304,944    2,191,339,477
                                                          --------------   --------------

    Total assets.......................................   $3,732,535,407   $3,729,847,988
                                                          ==============   ==============

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Accounts payable.....................................   $  252,361,795   $  255,229,202
  Federal income taxes.................................       44,280,865        2,455,851
  Salaries, wages and related accruals.................       97,449,540      116,749,067
  Accrued expenses and other current liabilities.......      185,891,556      156,596,778
                                                          --------------   --------------

    Total current liabilities..........................      579,983,756      531,030,898
                                                          --------------   --------------

Long-term debt due after one year......................      390,450,000      390,450,000
                                                          --------------   --------------

Deferred credits and other liabilities.................      268,702,949      265,247,949
                                                          --------------   --------------

Minority interests.....................................      264,904,762      280,871,235
                                                          --------------   --------------

Stockholders' equity:
  Common stock.........................................       36,042,522       36,041,007
  Additional paid-in capital...........................       70,912,883       70,906,567
  Retained earnings....................................    2,284,787,862    2,216,091,023
                                                          --------------   --------------
                                                           2,391,743,267    2,323,038,597
 Treasury stock........................................     (163,249,327)     (60,790,691)
                                                          --------------   --------------

                                                           2,228,493,940    2,262,247,906
                                                          --------------   --------------

  Total liabilities and stockholders' equity...........   $3,732,535,407   $3,729,847,988
                                                          ==============   ==============

Inventories consisted of approximately 50% raw materials and supplies, and 50% finished and semi-finished products, at April 1, 2000 and December 31, 1999. Inventories valued on the last-in, first-out (LIFO) method of accounting represent approximately 85% of total inventories as of April 1, 2000 and as of December 31, 1999. If the first-in, first-out method (FIFO) of accounting had been used, inventories would have been $38,040,595 higher at April 1, 2000 ($28,590,595 at December 31, 1999).

The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Statements of Cash Flows
-------------------------------------------------------------------


                                                                     Three Months (13 Weeks) Ended
                                                                   -------------------------------
                                                                   April 1, 2000       April 3, 1999
                                                                   -------------       -------------
                                                                    (Unaudited)         (Unaudited)
                                                                   -------------       -------------
Operating activities:
  Net earnings................................................     $  81,489,845       $  28,173,392
  Adjustments:
    Depreciation of plant and equipment.......................        68,552,403          61,661,474
    Minority interests........................................        38,041,327          14,866,351
    Changes in:
      Current assets..........................................       (47,459,865)         17,375,642
      Current liabilities.....................................        48,952,858         (33,604,196)
      Other...................................................         5,398,143          (1,014,433)
                                                                   -------------       -------------

    Cash provided by operating activities.....................       194,974,711          87,458,230
                                                                   -------------       -------------

Investing activities:
  Capital expenditures (net)..................................      (118,461,013)        (45,622,084)
                                                                   -------------       -------------

    Cash used in investing activities.........................      (118,461,013)        (45,622,084)
                                                                   -------------       -------------

Financing activities:
  Increase in long-term debt..................................                 -         175,000,000
  Distributions to minority interests.........................       (54,007,800)        (51,620,520)
  Issuance of common stock....................................           306,697             150,895
  Acquisition of treasury stock...............................      (102,757,502)         (4,208,045)
  Cash dividends..............................................       (12,793,006)        (11,343,972)
                                                                  --------------       -------------

    Cash provided by (used in) financing activities...........      (169,251,611)        107,978,358
                                                                   -------------       -------------

Increase (decrease) in cash and short-term investments........    $  (92,737,913)      $ 149,814,504
                                                                  ==============       =============

The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Analysis of Operations and Finances
-------------------------------------------------------

Operations
----------

     Net sales increased by 34% from the first quarter of 1999 to the first quarter of 2000, with more than half of the net sales increase resulting from an increase in sales volume and the remainder resulting from an increase in average sales prices.

     The major component of cost of products sold is raw material costs. The average price of raw materials increased about 12% from the first quarter of 1999.

     Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 5% from the first quarter of 1999, and profit sharing costs increased by more than 200% compared with the 1999 first quarter. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

     Interest income, net of interest expense, increased for the first quarter of 2000 from the first quarter of 1999, primarily due to increased short-term investments and increased average interest rates.

     Federal income taxes were at a rate of about 35.5% for the first quarter of 2000 and 36% for the first quarter of 1999.

     Net earnings increased approximately 190% during the first quarter of 2000, compared with the first quarter of 1999, due to increased sales volume, increased margins and decreased pre-operating and start-up costs.

     Margins were approximately 14% for the first quarter of 2000 and approximately 8% for the first quarter of 1999.

Liquidity and capital resources
-------------------------------

     The current ratio was 2.6 at the end of the 2000 first quarter, and 2.9 at year-end 1999. The percentage of long-term debt to total capital was about 14% at the end of the first quarter of 2000, and about 13% at year-end 1999.

     Capital expenditures increased more than 150% during the first quarter of 2000 compared with the first quarter of 1999. Capital expenditures are projected to be more than $400 million for all of 2000. Funds provided from operations, existing credit facilities and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements.

     Nucor's directors have approved the purchase of up to 5,000,000 shares of Nucor common stock. During the first quarter of 2000, Nucor repurchased approximately 2,100,000 shares at a cost of approximately $102,000,000. Since the inception of the stock repurchase program, a total of approximately 3,200,000 shares have been repurchased.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     Exhibit 11 - Computation of net earnings per share.
     ----------
     Reports on Form 8-K - None filed for the quarter.
     -------------------

Exhibit 11 - Computation of net earnings per share
--------------------------------------------------

                                                 Three Months (13 Weeks) Ended
                                                 -----------------------------
                                                 April 1, 2000   April 3, 1999
                                                 -------------   -------------
                                                  (Unaudited)     (Unaudited)
                                                 -------------   -------------
Basic:

 Basic net earnings............................  $81,489,845     $28,173,392
                                                 ===========     ===========

 Average shares outstanding....................   86,571,585      87,309,502
                                                 ===========     ===========

 Basic net earnings per share..................  $       .94     $       .32
                                                 ===========     ===========
Diluted:

 Diluted net earnings..........................  $81,489,845     $28,173,392
                                                 ===========     ===========
 Diluted average shares outstanding:

  Basic shares outstanding.....................   86,571,585      87,309,502
  Dilutive effect of employee stock options....       51,692          22,144
                                                 -----------     -----------
                                                  86,623,277      87,331,646
                                                 ===========     ===========

 Diluted net earnings per share................  $       .94     $       .32
                                                 ===========     ===========

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

                                        NUCOR CORPORATION


                                        By:___________________________________
                                           Terry S. Lisenby
                                           Chief Financial Officer, Treasurer
Dated:  May 8, 2000                        and Executive Vice President