Form 10-Q
period 2000-07-01
NUCOR CORP
filed 2000-08-11
CIK 73309

SECOND
                                                                         QUARTER
                                                                            2000

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended         July 1, 2000          Commission file number  1-4119
                   ---------------------                                ------

                                NUCOR CORPORATION
                      (Exact name as specified in charter)

                  Delaware                                13-1860817
---------------------------------------------        --------------------
      (State or other jurisdiction of                 (I.R.S. employer
       incorporation or organization)                 identification no.)

2100 Rexford Road, Charlotte, North Carolina              28211
---------------------------------------------        ----------------
(Address of principal executive offices)                (Zip code)

Telephone number, including area code:                      (704)  366-7000
                                                     ----------------------

Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days: Yes X   No
                                       --     --

81,136,631 shares of common stock were outstanding at July 1, 2000.

                         PART I - FINANCIAL INFORMATION

Nucor Corporation - Consolidated Condensed Statements of Earnings

                                 Six Months (26 Weeks) Ended    Three Months (13 Weeks) Ended
                                 -----------------------------   -----------------------------
                                 July 1, 2000    July 3, 1999    July 1, 2000    July 3, 1999
                                 ------------    ------------    ------------    ------------
                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net sales...................  $2,413,580,080  $1,890,989,319  $1,213,945,302  $  997,166,323
                              --------------  --------------  --------------  --------------
Costs and expenses:
  Cost of products sold.....   2,068,820,925   1,703,276,078   1,037,070,924     884,369,369
  Marketing, administrative
    and other expenses......      93,507,925      65,052,020      49,192,519      33,665,488
  Interest expense (income).      (1,842,308)       (459,384)        878,166         (15,747)
                              --------------  --------------  --------------  --------------
                               2,160,486,542   1,767,868,714   1,087,141,609     918,019,110
                              --------------  --------------  --------------  --------------
Earnings before
  federal income taxes......     253,093,538     123,120,605     126,803,693      79,147,213
  Federal income taxes......      89,800,000      44,300,000      45,000,000      28,500,000
                              --------------  --------------  --------------  --------------
    Net earnings............  $  163,293,538  $   78,820,605  $   81,803,693  $   50,647,213
                              ==============  ==============  ==============  ==============
Net earnings per share......           $1.92            $.90            $.98            $.58
                                       =====            ====            ====            ====
  Dividends declared
    per share...............            $.30            $.26            $.15            $.13
                                        ====            ====            ====            ====
        Average number of
        shares outstanding..      84,871,429      87,298,950      83,152,589      87,288,165


         The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

         The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Balance Sheets

                                                         July 1,         December 31,
                                                          2000               1999
                                                     --------------     -------------
Assets                                                 (Unaudited)         (Audited)
------                                                  ---------           -------
Current assets:
  Cash and short-term investments.................   $  311,734,528     $  572,185,451
  Accounts receivable.............................      426,523,598        393,763,651
  Inventories.....................................      500,165,981        464,983,651
  Other current assets............................      100,342,551        107,575,758
                                                     --------------     --------------

    Total current assets..........................    1,338,766,658      1,538,508,511

Property, plant and equipment.....................    2,293,762,738      2,191,339,477
                                                     --------------     --------------

    Total assets..................................   $3,632,529,396     $3,729,847,988
                                                     ==============     ==============
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable................................   $  262,311,208     $  255,229,202
  Federal income taxes............................        1,138,011          2,455,851
  Salaries, wages and related accruals............      127,374,616        116,749,067
  Accrued expenses and other current liabilities..      190,307,095        156,596,778
                                                     --------------     --------------
    Total current liabilities.....................      581,130,930        531,030,898
                                                     --------------     --------------
Long-term debt due after one year.................      390,450,000        390,450,000
                                                     --------------     --------------
Deferred credits and other liabilities............      255,506,385        265,247,949
                                                     --------------     --------------
Minority interests................................      268,135,630        280,871,235
                                                     --------------     --------------
Stockholders' equity:
  Common stock....................................       36,044,855         36,041,007
  Additional paid-in capital......................       71,173,047         70,906,567
  Retained earnings...............................    2,354,394,810      2,216,091,023
                                                     --------------     --------------
                                                      2,461,612,712      2,323,038,597
  Treasury stock..................................     (324,306,261)       (60,790,691)
                                                     --------------     --------------
                                                      2,137,306,451      2,262,247,906
                                                     --------------     --------------
    Total liabilities and stockholders' equity....   $3,632,529,396     $3,729,847,988
                                                     ==============     ==============

  Inventories consisted of approximately 50% raw materials and supplies, and 50% finished and semi-finished products, at July 1, 2000 and December 31, 1999. Inventories valued on the last-in, first-out (LIFO) method of accounting represent approximately 85% of total inventories as of July 1, 2000 and as of December 31, 1999. If the first-in, first-out method (FIFO) of accounting had been used, inventories would have been $46,490,595 higher at July 1, 2000 ($28,590,595 at December 31, 1999).

  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Statements of Cash Flows


                                                           Six Months (26 Weeks) Ended
                                                          -----------------------------
                                                           July 1, 2000    July 3, 1999
                                                          --------------  -------------
                                                            (Unaudited)     (Unaudited)
                                                          --------------  -------------
Operating activities:
  Net earnings............................................ $163,293,538    $ 78,820,605
  Adjustments:
    Depreciation of plant and equipment...................  134,883,717     125,881,911
    Minority interests....................................   74,827,395      32,785,427
    Changes in:
      Current assets......................................  (60,709,070)      7,104,348
      Current liabilities.................................   50,100,032      31,633,908
      Other...............................................   (7,741,472)    (24,874,977)
                                                           ------------    ------------
    Cash provided by operating activities.................  354,654,140     251,351,222
                                                           ------------    ------------
Investing activities:
  Capital expenditures (net).............................. (239,307,070)   (122,026,561)
                                                           ------------    ------------
    Cash used in investing activities..................... (239,307,070)   (122,026,561)
                                                           ------------    ------------
Financing activities:
  Increase in long-term debt..............................            -     175,000,000
  Distributions to minority interests.....................  (87,563,000)    (69,693,680)
  Issuance of common stock................................      689,573       2,114,280
  Acquisition of treasury stock........................... (263,934,815)     (4,850,948)
  Cash dividends..........................................  (24,989,751)    (22,691,889)
                                                           ------------    ------------
    Cash provided by (used in) financing activities....... (375,797,993)     79,877,763
                                                           -----------    ------------
Increase (decrease) in cash and short-term investments....$(260,450,923)   $209,202,424
                                                            ===========    ============

  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Analysis of Operations and Finances

Operations

    Net sales increased by about 22% from the second quarter of 1999 to the second quarter of 2000, with more than half of the net sales increase resulting from an increase in average sales prices and the remainder resulting from an increase in sales volume. Net sales increased close to 28% from the first half of 1999 to the first half of 2000, with more than half of the net sales increase resulting from an increase in sales volume and the remainder resulting from an increase in average sales prices. Average sales prices increased about 11% both from the second quarter of 1999 to the second quarter of 2000, and from the first half of 1999 to the first half of 2000.

    The major component of cost of products sold is raw material costs. The average price of raw materials increased approximately 17% in the second quarter of 2000 compared with the second quarter of 1999, and increased about 14% in the first half of 2000 compared with the first half of 1999.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased about 8% from the second quarter of 1999 to the second quarter of 2000, and increased about 6% from the first half of 1999 to the first half of 2000. Profit sharing costs increased about 85% from the second quarter of 1999 to the second quarter of 2000, and increased more than 140% from the first half of 1999 to the first half of 2000. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest income, net of interest expense, decreased from the second quarter of 1999 to the second quarter of 2000, due primarily to decreased average short-term investments, and increased from the first half of 1999 to the first half of 2000, mainly as a result of increased average interest rates.

    Federal income taxes were at a rate of about 35.5% for the second quarter and first half of 2000, and approximately 36% for the second quarter and first half of 1999.

           Net earnings increased during the second quarter and first half of 2000, compared with the second quarter and first half of 1999, due to increased margins and decreased pre-operating and start-up costs.

    Margins were about 15% for the second quarter of 2000 and about 14% for the first half of 2000, compared with about 11% for the second quarter and 10% for the first half of 1999.

Liquidity and capital resources

    The current ratio was 2.3 at the end of the first half of 2000, and 2.9 at year-end 1999. The percentage of long-term debt to total capital was 14% at the end of the first half of 2000, and 13% at year-end 1999.

    Capital expenditures increased more than 95% from the first half of 1999 to the first half of 2000. Capital expenditures are projected to be about $400 million for all of 2000. Funds provided from operations, existing credit facilities, and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements.

     Nucor's directors have approved the purchase of up to 10,000,000 shares of Nucor common stock. Nucor repurchased approximately 3,900,000 shares at a cost of about $161,000,000 during the second quarter of 2000, and repurchased approximately 6,000,000 shares at a cost of about $264,000,000 during the first half of 2000. Since the inception of the stock repurchase program, a total of approximately 7,100,000 shares have been repurchased at a total cost of approximately $310,000,000.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Nucor has received notices of violation from the U.S. Environmental Protection Agency (the "EPA") and its state counterparts at Nucor's facilities in Hickman, Arkansas and Norfolk, Nebraska, alleging that these facilities have violated certain federal environmental laws and regulations. Negotiations between Nucor and the EPA have been ongoing regarding a resolution of these matters. Nucor is also involved in various other judicial and administrative proceedings arising in the ordinary course of business. Nucor does not believe that any such proceedings will have a material adverse effect on its business, operating results or financial condition.

Item 4 - Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on May 11, 2000, three directors were elected for terms of three years expiring in 2003; 58,465,316 shares were voted for H. David Aycock (4,954,301 abstained), 62,767,515 shares were voted for Harvey B. Gantt (652,102 abstained), and 62,787,192 shares were voted for Samuel Siegel (632,425 abstained).

Item 6 - Exhibits and Reports on Form 8-K

    Exhibit 11 - Computation of net earnings per share.
    Reports on Form 8-K - None filed for the quarter.

Exhibit 11 - Computation of net earnings per share

                                  Six Months (26 Weeks) Ended    Three Months (13 Weeks) Ended
                                  ---------------------------    -----------------------------
                                  July 1, 2000    July 3, 1999   July 1, 2000     July 3, 1999
                                  ------------    ------------   ------------     ------------
                                   (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
                                    ---------      ---------       ---------        ---------
Basic:
  Basic net earnings.............  $163,293,538    $78,820,605    $81,803,693      $50,647,213
                                   ============    ===========    ===========      ===========
  Average shares outstanding.....    84,871,429     87,298,950     83,152,589       87,288,165
                                     ==========     ==========     ==========       ==========
  Basic net earnings per share...       $1.9240         $.9029         $.9838           $.5802
                                     ==========     ==========     ==========       ==========
Diluted:
  Diluted net earnings...........  $163,293,538    $78,820,605    $81,803,693      $50,647,213
                                    ============    ===========    ===========      ===========
  Diluted
    average shares outstanding:
    Basic shares outstanding.....    84,871,429     87,298,950     83,152,589       87,288,165
    Dilutive effect of
      employee stock options.....        29,649         39,420          7,364           57,077
                                     ----------     ----------     ----------       ----------
                                     84,901,078     87,338,370     83,159,953       87,345,242
                                     ==========     ==========     ==========       ==========
  Diluted net earnings per share.       $1.9233         $.9025         $.9837           $.5799
                                     ==========     ==========     ==========       ==========

         The information furnished has not been audited and is subject to year-end adjustments.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

                                        NUCOR CORPORATION


                                        By:____________________________________
                                           Terry S. Lisenby
                                           Chief Financial Officer, Treasurer
Dated:  August 11, 2000                    and Executive Vice President