Form 10-Q
period 2000-09-30
NUCOR CORP
filed 2000-11-09
CIK 73309

THIRD
                                                                         -----
                                                                         QUARTER
                                                                         -------
                                                                         2000
                                                                         ----

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended     September 30, 2000         Commission file number  1-4119
                   --------------------------                            ------


                                NUCOR CORPORATION
--------------------------------------------------------------------------------
                      (Exact name as specified in charter)


                  Delaware                                     13-1860817
---------------------------------------------        ---------------------------
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)


2100 Rexford Road, Charlotte, North Carolina                    28211
---------------------------------------------        ---------------------------
   (Address of principal executive offices)                   (Zip code)


Telephone number, including area code:                      (704)  366-7000
                                                     ---------------------------



Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days: Yes  X   No
                                      ----     ----

77,867,106 shares of common stock were outstanding at September 30, 2000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Nucor Corporation - Consolidated Condensed Statements of Earnings
-----------------------------------------------------------------

                                Nine Months (39 Weeks) Ended    Three Months (13 Weeks) Ended
                                -----------------------------   -----------------------------
                                Sept. 30, 2000   Oct. 2, 1999   Sept. 30, 2000   Oct. 2, 1999
                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                  ---------       ---------       ---------       ---------
Net sales...................  $3,576,668,220  $2,917,677,212  $1,163,088,140  $1,026,687,893
                              --------------  --------------  --------------  --------------

Costs and expenses:

  Cost of products sold.....   3,077,555,191   2,579,603,978   1,008,734,266     876,327,900

  Marketing, administrative
    and other expenses......     141,458,570     110,695,119      47,950,645      45,643,099

  Interest expense (income).        (633,551)     (2,204,456)      1,208,757     (1,745,072)
                              --------------  --------------  --------------  -------------

                               3,218,380,210   2,688,094,641   1,057,893,668     920,225,927
                              --------------  --------------  --------------  --------------

Earnings before
  federal income taxes......     358,288,010     229,582,571     105,194,472     106,461,966

  Federal income taxes......     127,200,000      82,600,000      37,400,000      38,300,000
                              --------------  --------------  --------------  --------------

    Net earnings............  $  231,088,010  $  146,982,571  $   67,794,472  $   68,161,966
                              ==============  ==============  ==============  ==============

Net earnings per share......           $2.78           $1.68            $.85            $.78
                                       =====           =====            ====            ====

  Dividends declared
    per share...............            $.45            $.39            $.15            $.13
                                        ====            ====            ====            ====

    Average number of
      shares outstanding..        83,149,261      87,295,726      79,686,001      87,289,209

         The information furnished reflects all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

         The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Balance Sheets
---------------------------------------------------------

                                                     September 30,       December 31,
                                                          2000               1999
                                                     --------------     ---------------
Assets                                                 (Unaudited)        (Audited)
------                                                  ---------          -------
Current assets:
  Cash and short-term investments.................   $  304,876,375     $  572,185,451
   Accounts receivable............................      405,806,512        393,763,651
  Inventories.....................................      462,765,727        464,983,651
  Other current assets............................       92,285,878        107,575,758
                                                     --------------     --------------

    Total current assets..........................    1,265,734,492      1,538,508,511

Property, plant and equipment.....................    2,313,017,082      2,191,339,477
                                                     --------------     --------------

    Total assets..................................   $3,578,751,574     $3,729,847,988
                                                     ==============     ==============

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Accounts payable................................   $  225,400,057     $  255,229,202
  Federal income taxes............................        1,390,034          2,455,851
  Salaries, wages and related accruals............      160,149,378        116,749,067
  Accrued expenses and other current liabilities..      201,417,262        156,596,778
                                                     --------------     --------------

    Total current liabilities.....................      588,356,731        531,030,898
                                                     --------------     --------------

Long-term debt due after one year.................      390,450,000        390,450,000
                                                     --------------     --------------

Deferred credits and other liabilities............      241,280,551        265,247,949
                                                     --------------     --------------

Minority interests................................      287,210,781        280,871,235
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       36,044,855         36,041,007
  Additional paid-in capital......................       71,173,879         70,906,567
  Retained earnings...............................    2,410,588,717      2,216,091,023
  Treasury stock..................................     (446,353,940)       (60,790,691)
                                                     --------------     --------------

                                                      2,071,453,511      2,262,247,906
                                                     --------------     --------------
    Total liabilities and stockholders' equity....   $3,578,751,574     $3,729,847,988
                                                     ==============     ==============

  Inventories consisted of approximately 45% raw materials and supplies, and 55% finished and semi-finished products, at September 30, 2000 (50% and 50% at December 31, 1999). Inventories valued on the last-in, first-out (LIFO) method of accounting represent approximately 85% of total inventories as of September 30, 2000 and as of December 31, 1999. If the first-in, first-out method (FIFO) of accounting had been used, inventories would have been $46,490,595 higher at September 30, 2000 ($28,590,595 higher at December 31, 1999).

  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Consolidated Condensed Statements of Cash Flows
-------------------------------------------------------------------

                                                           Nine Months (39 Weeks) Ended
                                                           ----------------------------
                                                           Sept. 30, 2000  Oct. 2, 1999
                                                           --------------  ------------
                                                            (Unaudited)     (Unaudited)
                                                            ----------      -----------
Operating activities:
  Net earnings............................................ $ 231,088,010   $146,982,571
  Adjustments:
    Depreciation of plant and equipment...................   202,271,229    191,624,257
    Minority interests....................................   110,479,246     50,490,209
    Changes in:
      Current assets......................................     5,464,943    (21,763,085)
      Current liabilities.................................    57,325,833     96,742,198
      Other...............................................   (21,973,976)   (20,804,992)
                                                           -------------   ------------

    Cash provided by operating activities.................   584,655,285    443,271,158
                                                           -------------   ------------

Investing activities:
  Capital expenditures (net)..............................  (325,942,256)  (208,323,541)
                                                           -------------   ------------

    Cash used in investing activities.....................  (325,942,256)  (208,323,541)
                                                           -------------   ------------

Financing activities:
  Increase in long-term debt..............................            -     175,000,000
  Distributions to minority interests.....................  (104,139,700)   (79,287,880)
  Issuance of common stock................................       823,946      2,490,011
  Acquisition of treasury stock...........................  (386,116,035)    (8,837,872)
  Cash dividends..........................................   (36,590,316)   (34,026,258)
                                                           -------------   ------------

    Cash provided by (used in) financing activities.......  (526,022,105)    55,338,001
                                                           --------------  -------------


Increase (decrease) in cash and short-term investments.... $(267,309,076)  $290,285,618
                                                           ==============  ============

  The information furnished has not been audited and is subject to year-end adjustments.

Nucor Corporation - Analysis of Operations and Finances
-------------------------------------------------------
Operations
----------

    Net sales increased by 13% from the third quarter of 1999 to the third quarter of 2000, with approximately 60% of the increase resulting from an increase in sales volume and approximately 40% of the increase resulting from an increase in average sales prices. Net sales increased by 23% from the first nine months of 1999 to the first nine months of 2000, with more than half of the increase resulting from an increase in sales volume and the remainder of the increase resulting from an increase in sales prices. Average sales prices increased by approximately 5% from the third quarter of 1999 to the third quarter of 2000, and increased about 9% from the first nine months of 1999 to the first nine months of 2000.

    The major component of cost of products sold is raw material costs. The average price of raw materials increased 8% from the third quarter of 1999 to the third quarter of 2000, and increased 12% from the first nine months of 1999 to the first nine months of 2000.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased less than 5% from the third quarter of 1999 to the third quarter of 2000 and from the first nine months of 1999 to the first nine months of 2000. Profit sharing costs remained unchanged from the third quarter of 1999 to the third quarter of 2000, and increased 70% from the first nine months of 1999 to the first nine months of 2000. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest expense, net of interest income, increased from the third quarter of 1999 to the third quarter of 2000, due primarily to decreased average short-term investments. Interest income, net of interest expense, decreased from the first nine months of 1999 to the first nine months of 2000, as a result of increased long-term debt and decreased average short-term investments.

    Federal income taxes were at a rate of 35.5% for the third quarter and first nine months of 2000, and 36% for the third quarter and first nine months of 1999.

    Net earnings remained unchanged from the third quarter of 1999 to the third quarter of 2000, and increased from the first nine months of 1999 to the first nine months of 2000 due to increased margins and decreased pre-operating and start-up costs of new facilities.

    Gross margins were about 13% for the third quarter of 2000 and about 14% for the first nine months of 2000, compared with about 15% for the third quarter of 1999 and about 12% for the first nine months of 1999.

Liquidity and capital resources
-------------------------------

    The current ratio was 2.2 at the end of the first nine months of 2000, and
2.9 at year-end 1999. The percentage of long-term debt to total capital was close to 14% at the end of the first nine months of 2000, and about 13% at year-end 1999.

    Capital expenditures increased more than 55% during the first nine months of 2000, compared with the first nine months of 1999. Capital expenditures are projected to be about $400 million for all of 2000. Funds provided from operations, existing credit facilities, and new long-term debt are expected to be more than adequate to meet future capital expenditure and working capital requirements.

    Nucor's directors have approved the purchase of up to 15,000,000 shares of Nucor common stock. Nucor repurchased approximately 3,300,000 shares at a cost of about $122,000,000 during the third quarter of 2000, and repurchased approximately 9,300,000 shares at a cost of about $386,000,000 during the first nine months of 2000. Since the inception of the stock repurchase program, a total of approximately 10,400,000 shares have been repurchased at a total cost of approximately $432,000,000.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 - Legal Proceedings
--------------------------

        Nucor has received notices of violation from the U.S. Environmental Protection Agency (the "EPA"), alleging that Nucor facilities have violated certain federal environmental laws and regulations. Negotiations between Nucor and the EPA have been ongoing regarding a resolution of these matters. During the third quarter of 2000, the EPA's state counterparts fined Nucor $750,000 in Nebraska for alleged Clean Air Act violations and $120,000 in Arkansas for alleged Resource Conservation and Recovery Act violations. Nucor is also involved in various other judicial and administrative proceedings arising in the ordinary course of business. Nucor does not believe that any such proceedings will have a material adverse effect on its business, operating results or financial condition.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    Exhibit 11 - Computation of net earnings per share.
    Reports on Form 8-K - None filed for the quarter.

Exhibit 11 - Computation of Net Earnings Per Share
--------------------------------------------------

                                  Nine Months (39 Weeks) Ended   Three Months (13 Weeks) Ended
                                  ----------------------------   -----------------------------
                                  Sept. 30, 2000  Oct. 2, 1999   Sept. 30, 2000   Oct. 2, 1999
                                  --------------  ------------   --------------   ------------
                                   (Unaudited)    (Unaudited)     (Unaudited)      (Unaudited)
                                    ---------      ---------       ---------        ---------
Basic:

  Basic net earnings.............  $231,088,010   $146,982,571    $67,794,472      $68,161,966
                                   ============   ============    ===========      ===========

  Average shares outstanding.....    83,149,261     87,295,726     79,686,001       87,289,209
                                     ==========     ==========     ==========       ==========
  Basic net earnings per share...       $2.7792        $1.6837         $.8508           $.7809
                                        =======        =======         ======           ======

Diluted:

  Diluted net earnings...........  $231,088,010   $146,982,571    $67,794,472      $68,161,966
                                   ============   ============    ===========      ===========

  Diluted
    average shares outstanding:

    Basic shares outstanding.....    83,149,261     87,295,726     79,686,001       87,289,209
    Dilutive effect of
      employee stock options.....        19,802         37,552            -0-           33,772
                                     ----------     ----------     ----------       ----------

                                     83,169,063     87,333,278     79,686,001       87,322,981
                                     ==========     ==========     ==========       ==========

  Diluted net earnings per share.       $2.7785        $1.6830         $.8508           $.7806
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

                                        NUCOR CORPORATION


                                        By: ___________________________________
                                            Terry S. Lisenby
                                            Chief Financial Officer, Treasurer
Dated:  November 10, 2000                   and Executive Vice President