Form 10-K
period 2000-12-31
NUCOR CORP
filed 2001-03-28
CIK 73309

2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended December 31, 2000           Commission file number 1-4119
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
                                                     ---------------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
           Title of each class                             on which registered
           -------------------                       ---------------------------
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

Indication by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
           --------

Aggregate market value of common stock held by non-affiliates was $3,380,092,375 at February 28, 2001.

77,585,508 shares of common stock were outstanding at February 28, 2001.

Documents incorporated by reference include: Portions of 2000 annual report (Parts I, II, III and IV), and proxy statement for 2001 annual stockholders' meeting (Part III).

                                     PART I

Item 1.  Business

   Nucor Corporation was incorporated in Delaware in 1958.

   The business of Nucor Corporation and its subsidiaries is, and for a number of years has been, the manufacture and sale of steel products, which accounted for all of sales and earnings in 2000, 1999 and 1998. Nucor reports in one segment.

   Principal steel products are hot-rolled steel (angles, rounds, flats, channels, sheet, wide-flange beams, pilings, billets, blooms, beam blanks and plate), cold-rolled steel, cold finished steel, steel joists and joist girders, steel deck and steel fasteners. Hot-rolled steel is manufactured principally from scrap, utilizing electric furnaces, continuous casting and automated rolling mills. Cold-rolled steel, cold finished steel, steel joists and joist girders, and steel fasteners are manufactured by further processing of hot-rolled steel. Steel deck is manufactured from cold-rolled steel.

   Hot-rolled steel, cold-rolled steel, cold finished steel and steel fasteners are manufactured in standard sizes and inventories are maintained. In 2000, approximately 87% of hot and cold-rolled steel production was sold to non-affiliated customers; the remainder was used in the manufacture of other steel products as described above. Hot-rolled steel, cold-rolled steel and cold finished steel are sold primarily to steel service centers, fabricators and manufacturers. Steel fasteners are sold to distributors and manufacturers.

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

   Steel products are marketed principally through in-house sales forces. The principal competitive factors are price and service. Considerable competition exists from numerous domestic manufacturers and foreign imports. During 1998, 1999 and 2000, imports of steel increased significantly, much of it at dumping prices. The effects of these imports decreased during the latter part of 1999, but increased during 2000. Nucor believes that the most significant factor with respect to its competitive position is its low cost and efficiency of its production processes. The markets that Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions.

   Nucor recently exited two businesses that were not core to its growth strategy, with the sale of the Grinding Ball equipment at one of the Utah facilities at the end of 2000 and the sale of the Nucor Bearing Products facility in North Carolina in February 2001. Both operations accounted for small percentages of Nucor's sales.

   Nucor is constructing a Castrip facility in Crawfordsville, Indiana to produce thin-strip sheet steel. Strip casting involves the direct casting of molten steel into final shape and thickness without further hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology.

     In March 2001, Nucor announced that it has signed a definitive agreement to purchase substantially all of the assets of Auburn Steel Company's merchant steel bar facility in Auburn, New York for approximately $115,000,000. This facility has the capacity to produce up to 400,000 tons of merchant bar quality steel shapes. The purchase is anticipated to close by April 1, after satisfactory resolution of regulatory approvals and due diligence.

   Nucor's backlog of orders was about $845,000,000 at December 31, 2000, and about $1,033,000,000 at December 31, 1999 (all of which are normally filled within one year).

   Nucor is highly decentralized and has approximately 40 employees in its executive offices. All of Nucor's 7,900 employees are engaged in its steel products business.

   Additional information on Nucor's business is incorporated by reference to Nucor's 2000 annual report, pages 8 through 14.


Item 2.  Properties

   Principal operating facilities are as follows:

                                         Approximate
                                        square footage            Principal
             Location                    of facilities            products
             --------                    -------------            --------
Blytheville-Hickman, Arkansas               3,470,000        Steel shapes, flat-rolled steel
Norfolk-Stanton, Nebraska                   2,390,000        Steel shapes, joists, deck
Brigham City-Plymouth, Utah                 1,920,000        Steel shapes, joists
Darlington-Florence, South Carolina         1,660,000        Steel shapes, joists, deck
Grapeland-Jewett, Texas                     1,510,000        Steel shapes, joists, deck
Crawfordsville, Indiana                     1,410,000        Flat-rolled steel
Berkeley County, South Carolina             1,900,000        Steel shapes, flat-rolled steel
Hertford County, North Carolina             1,000,000        Steel plate

   Additional operating facilities are located in Fort Payne, Alabama, St. Joe and Waterloo, Indiana, Swansea, South Carolina and Terrell, Texas, all engaged in the manufacture of steel products. During 2000, the average utilization rate of all operating facilities was more than 85% of production capacity.

Item 3.  Legal Proceedings

   In December 2000, the United States Environmental Protection Agency and the Department of Justice announced an agreement with Nucor and certain states that resolved alleged environmental violations. Under the terms of the agreement or Consent Decree, Nucor will pilot new air pollution control technology and will evaluate and improve, as appropriate, its water pollution control systems. Nucor will also evaluate and remediate any contamination that may be present on its sites. Nucor has also agreed to pay a $9,000,000 penalty with another $4,000,000 in Supplemental Environmental Projects under this Consent Decree. As part of the Consent Decree, Nucor will implement an Environmental Management System throughout its operations. The agreement is comprehensive and involves eight Nucor Steel Mills and six Vulcraft Facilities throughout the nation. Nucor is involved in various other judicial and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. Nucor does not believe that any such proceedings (including matters relating to contracts, torts, taxes, warranties and insurance) will have a material adverse effect on its business, operating results, financial condition or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

   None during quarter ended December 31, 2000.



                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

   Incorporated by reference to Nucor's 2000 annual report, pages 26 and 18, 18, and 15, respectively.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Some of Nucor's industrial revenue bonds have variable interest rates that are adjusted either monthly or annually. Future changes in interest rates will not significantly impact earnings. Nucor's remaining debt is at fixed rates. In addition, Nucor's investment practice is to invest in securities that are highly liquid with short maturities.


Item 8.  Financial Statements and Supplementary Data

   Incorporated by reference to Nucor's 2000 annual report, pages 19 to 24.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures

   None.



                                    PART III

Item 10.  Directors and Executive Officers
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Incorporated by reference to Nucor's proxy statement for 2001 annual stockholders' meeting, and page 25 of Nucor's 2000 Annual Report.


Item 13.  Certain Relationships and Related Transactions

   None.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   Financial Statements and Supplementary Data:
     Consolidated balance sheets........................ (Incorporated       )
     Consolidated statements of earnings................ (by reference       )
     Consolidated statements of stockholders' equity.... (to Nucor           )
     Consolidated statements of cash flows.............. (Corporation's 2000 )
     Notes to consolidated financial statements......... (annual report,     )
     Independent accountants report..................... (pages 19 to 24     )

   Financial Statement Schedules:

        All schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued

   Exhibits:
         3     - Restated Certificate of Incorporation (incorporated by
                 reference to Form 10-K for year ended December 31, 1990)
         3(i)  - Certificate of amendment dated May 14, 1992, to Restated
                 Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1992)
         3(ii) - Certificate of amendment dated May 14, 1998, to Restated
                 Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1998)
         3(iii)- By-Laws as amended January 1, 1996 (incorporated by reference to Form 10-K for year ended December 31, 1996)
        10     - Key Employees Incentive Stock Option Plan
        10(i)  - Non-Employee Director Equity Plan
        11     - Computation of net earnings per share
        13     - 2000 annual report (portions incorporated by reference)
        21     - Subsidiaries
        23     - Independent accountants consent
        24     - Powers of attorney
        99     - United States District Court, District of South Carolina,
                 Florence Division; United States of America, Plaintiff, the States of Arkansas, Nebraska, and Utah, Plaintiff-Interveners
                 v. Nucor Corporation, Defendant; Consent Decree

   Reports on Form 8-K:

     None filed during the quarter ended December 31, 2000.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed (1) by the Registrant, and (2) on behalf of the Registrant, by its principal executive, financial and accounting officers, and its directors.

   NUCOR CORPORATION


   By /s/ DANIEL R. DiMICCO                   *        PETER C. BROWNING
      ---------------------------------       ----------------------------------
      Daniel R. DiMicco                       Peter C. Browning
      President, Chief Executive Officer      Non-Executive Chairman
         and Director


      /s/ DANIEL R. DiMICCO                   *        H. DAVID AYCOCK
      ---------------------------------       ----------------------------------
      Daniel R. DiMicco                       H. David Aycock
      President,  Chief Executive Officer     Director
      and Director


      /s/ TERRY S. LISENBY                    *        HARVEY B. GANTT
      ---------------------------------       ----------------------------------
      Terry S. Lisenby                        Harvey B. Gantt
      Chief Financial Officer, Treasurer      Director
      and Executive Vice President


      /s/ K. REX QUERY                        *        VICTORIA F. HAYNES
      ---------------------------------       ----------------------------------
      K. Rex Query                            Victoria F. Haynes
      Corporate Controller and                Director
      General Manager


                                              *        JAMES D. HLAVACEK
                                              ----------------------------------
                                              James D. Hlavacek
                                              Director



                                              *        SAMUEL SIEGEL
                                              ----------------------------------
                                              Samuel Siegel
                                              Vice Chairman and Director



                                             *By  /s/ TERRY S. LISENBY
                                              ----------------------------------
                                              Terry S. Lisenby
                                              Attorney-in-fact


Dated:  March 23, 2001