Form 10-Q
period 2001-03-31
NUCOR CORP
filed 2001-05-08
CIK 73309

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended    March 31, 2001        Commission file number  1-4119
                   ------------------                              ------



                                NUCOR CORPORATION
                      (Exact name as specified in charter)


                  Delaware                                   13-1860817
---------------------------------------------        ---------------------------
      (State or other jurisdiction of                     (I.R.S. employer
       incorporation or organization)                    identification no.)


2100 Rexford Road, Charlotte, North Carolina                  28211
---------------------------------------------        ---------------------------
   (Address of principal executive offices)                 (Zip code)


Telephone number, including area code:                    (704)  366-7000
                                                     ---------------------------


Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days:              Yes   X       No
                                                    -----        -----


77,594,520 shares of common stock were outstanding at March 31, 2001.

                         PART I - FINANCIAL INFORMATION




Nucor Corporation - Consolidated Condensed Statements of Earnings


                                                   Three Months (13 Weeks) Ended
                                                  -------------------------------
                                                  March 31, 2001    April 1, 2000
                                                  --------------   --------------
                                                   (Unaudited)       (Unaudited)
                                                  --------------   --------------
Net sales........................................ $1,028,017,720   $1,199,634,778
                                                  --------------   --------------
Costs and expenses:
  Cost of products sold..........................    943,772,386    1,031,750,001
  Marketing, administrative and other expenses...     34,679,902       44,315,406
  Interest expense (income)......................       (773,544)      (2,720,474)
                                                   -------------   --------------
                                                     977,678,744    1,073,344,933
                                                   -------------   --------------
Earnings before federal income taxes.............     50,338,976      126,289,845
  Federal income taxes...........................     17,600,000       44,800,000
                                                   -------------   --------------
    Net earnings.................................  $  32,738,976   $   81,489,845
                                                   =============   ==============

Net earnings per share...........................           $.42             $.94
                                                            ====             ====

  Dividends declared per share...................           $.17             $.15
                                                            ====             ====

    Average number of shares outstanding.........     77,586,843       86,571,585


See notes to condensed consolidated financial statements.

Nucor Corporation - Consolidated Condensed Balance Sheets


                                                        March 31,        December 31,
                                                          2001               2000
                                                     --------------     ----------------
Assets                                                 (Unaudited)         (Audited)
------                                                  ---------           -------
Current assets:
  Cash and short-term investments.................   $  331,993,069     $  490,576,279
  Accounts receivable.............................      391,409,944        350,184,329
  Inventories.....................................      492,338,985        461,151,913
  Other current assets............................       81,360,926         79,534,386
                                                     --------------     --------------

    Total current assets..........................    1,297,102,924      1,381,446,907

Property, plant and equipment.....................    2,397,205,642      2,340,340,812
                                                     --------------     --------------

    Total assets..................................   $3,694,308,566     $3,721,787,719
                                                     ==============     ==============


Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Accounts payable................................   $  231,728,991     $  203,334,079
  Federal income taxes............................        7,174,944                 -
  Salaries, wages and related accruals............       83,111,217        134,953,274
  Accrued expenses and other current liabilities..      223,134,007        219,781,099
                                                     --------------     --------------

    Total current liabilities.....................      545,149,159        558,068,452
                                                     --------------     --------------

Long-term debt due after one year.................      460,450,000        460,450,000
                                                     --------------     --------------

Deferred credits and other liabilities............      268,751,254        260,054,154
                                                     --------------     --------------

Minority interests................................      269,015,075        312,263,473
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       36,047,908         36,044,855
  Additional paid-in capital......................       71,791,929         71,494,670
  Retained earnings...............................    2,498,333,617      2,478,785,710
                                                     --------------     --------------
                                                      2,606,173,454      2,586,325,235
  Treasury stock..................................     (455,230,376)      (455,373,595)
                                                     --------------     --------------

                                                      2,150,943,078      2,130,951,640
                                                     --------------     --------------

    Total liabilities and stockholders' equity....   $3,694,308,566     $3,721,787,719
                                                     ==============     ==============


See notes to condensed consolidated financial statements.

Nucor Corporation - Consolidated Condensed Statements of Cash Flows


                                                              Three Months (13 Weeks) Ended
                                                           ---------------------------------------
                                                           March 31, 2001           April 1, 2000
                                                            ------------             -------------
                                                            (Unaudited)               (Unaudited)
                                                            ------------             -------------
Operating activities:
  Net earnings............................................  $ 32,738,976             $ 81,489,845
  Adjustments:
    Depreciation of plant and equipment...................    69,087,812               68,552,403
    Minority interests....................................    31,143,402               38,041,327
    Changes in (exclusive of acquisition):
      Current assets......................................   (30,985,420)             (47,459,865)
      Current liabilities.................................   (20,504,244)              48,952,858
      Other...............................................     8,344,269                5,398,143
                                                            ------------             -------------

    Cash provided by operating activities.................    89,824,795              194,974,711
                                                            ------------             ------------

Investing activities:
  Capital expenditures (net)..............................   (62,013,064)            (118,461,013)
  Proceeds from sale of facility..........................    15,724,799                        -
  Acquisition (net of cash acquired)......................  (114,980,402)                       -
                                                            -------------           -------------

    Cash used in investing activities.....................  (161,268,667)            (118,461,013)
                                                            ------------            -------------

Financing activities:
  Increase in long-term debt..............................             -                        -
  Distributions to minority interests.....................   (74,391,800)             (54,007,800)
  Issuance of common stock................................       443,531                  306,697
  Acquisition of treasury stock...........................             -             (102,757,502)
  Cash dividends..........................................   (13,191,069)             (12,793,006)
                                                            ------------             ------------

    Cash used in financing activities.....................   (87,139,338)            (169,251,611)
                                                            ------------              -----------

Decrease in cash and short-term investments............... $(158,583,210)            $(92,737,913)
                                                           =============             ============

See notes to condensed consolidated financial statements.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements - Unaudited

1. BASIS OF INTERIM PRESENTATION: The information furnished in Part I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The information furnished has not been audited and is subject to year-end adjustments. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor's annual report for the fiscal year ended December 31, 2000.

2. INVENTORIES: Inventories consisted of approximately 40% raw materials and supplies, and 60% finished and semi-finished products, at March 31, 2001 (45% and 55% at December 31, 2000). Inventories valued on the last-in, first-out (LIFO) method of accounting represent approximately 80% of total inventories as of March 31, 2001 (85% as of December 31, 2000). If the first-in, first-out method (FIFO) of accounting had been used, inventories would have been $26,558,398 higher at March 31, 2001 ($19,358,398 at
     December 31, 2000).

3. CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities; and makes provision for the estimated costs related to compliance. In December 2000, Nucor entered into a consent decree with the United States Environmental Protection Agency and certain states in order to resolve alleged environmental violations. Under terms of this decree, Nucor will conduct testing at some of its facilities, perform corrective action where necessary, and pilot certain pollution control technologies.

4. SHAREHOLDER RIGHTS PLAN: On March 8, 2001, the Board of Directors adopted a Shareholder Rights Plan ("Plan") in which one right ("Right") was declared as a dividend for each Nucor common share outstanding. Each Right entitles Nucor common shareholders to purchase, under certain conditions, one five-thousandth of a share of newly authorized Series A Junior Participating Preferred Stock ("Preferred Stock"), with one five-thousandth of a share of Preferred Stock intended to be the economic equivalent of one share of Nucor common stock. Until the occurrence of certain events, the Rights are represented by and traded in tandem with Nucor common stock. Rights will be exercisable only if a person or group acquires beneficial ownership of 15 percent (15%) or more of the Nucor common shares or commences a tender or exchange offer, upon the consummation of which such person or group would beneficially own 15 percent (15%) or more of the common shares. Upon such an event, the Rights enable dilution of the acquiring person's or group's interest by providing that other holders of Nucor common stock may purchase, at an exercise price of $150.00, Nucor common stock, or in the discretion of the Board of Directors, Preferred Stock, having double the value of such exercise price. Nucor will be entitled to redeem the Rights at $.001 per Right under certain circumstances set forth in the Plan. The Rights themselves have no voting power and will expire on March 8, 2011, unless earlier exercised, redeemed or exchanged. Each one five-thousandth of a share of Preferred Stock has the same voting rights as one share of Nucor common stock, and each share of Preferred Stock has 5,000 times the voting power of one share of Nucor common stock.

Nucor Corporation - Analysis of Operations and Finances

Operations
----------

    Net sales decreased by 14% from the first quarter of 2000 to the first quarter of 2001, due primarily to a decrease in average sales prices.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased about 15% from the first quarter of 2000.

    Pre-operating and start-up costs of new facilities increased to $20,000,000 in the first quarter of 2001, compared with $6,600,000 in the first quarter of the prior year.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased 11% from the first quarter of 2000 to the first quarter of 2001, and profit sharing costs decreased by 66% compared with the 2000 first quarter. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

    Interest income, net of interest expense, decreased for the first quarter of 2001 from the first quarter of 2000, primarily due to increased debt and decreased short-term investments.

    Federal income taxes were at a rate of 35% for the first quarter of 2001 and 35.5% for the first quarter of 2000.

    Net earnings decreased approximately 60% from the first quarter of 2000 to the first quarter of 2001, due to decreased margins and increased pre-operating and start-up costs.

    Margins were approximately 8% for the first quarter of 2001 and approximately 14% for the first quarter of 2000.

      On March 31, 2001, Nucor purchased substantially all of the assets of Auburn Steel Company, Inc.'s steel bar facility in Auburn, New York for approximately $115,000,000. This facility has the capacity to produce up to 430,000 tons of merchant bar quality steel shapes, SBQ and rebar.

Liquidity and capital resources
-------------------------------

    The current ratio was 2.4 at the end of the 2001 first quarter, and 2.5 at year-end 2000. The percentage of long-term debt to total capital was about 16% at the end of the first quarter of 2001 and at year-end 2000.

    Capital expenditures decreased approximately 48% during the first quarter of 2001 compared with the first quarter of 2000. However, this decrease was offset by the purchase of substantially all of the assets of Auburn Steel Company, Inc.'s steel bar facility for approximately $115,000,000. Capital expenditures are projected to be more than $275 million for all of 2001. Funds provided from operations, existing credit facilities and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements.

     Nucor's directors have approved the purchase of up to 15,000,000 shares of Nucor common stock. There were no repurchases during the first quarter of 2001. Since the inception of the stock repurchase program in 1998, a total of approximately 10,800,000 shares have been repurchased at a cost of about $445,000,000.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 6 - Exhibits and Reports on Form 8-K

    a. Exhibits:

        3 - By-Laws as amended January 23, 2001
        4 - Rights Agreement, dated as of March 8, 2001, between Nucor
            Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4 to Nucor's Form 8-K filed March 9, 2001)
       11 - Computation of net earnings per share

    b. Reports on Form 8-K:

                  On March 9, 2001, Nucor filed a current report on Form 8-K under Item 5 concerning the adoption of a Shareholder Rights Plan in which rights were distributed as a dividend at the rate of one Right for each share of common stock par value, $.40 per share, of the Company held by shareholders of record as of the close of business on March 12, 2001.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

                                       NUCOR CORPORATION


                                       By:
                                          --------------------------------------
                                          Terry S. Lisenby
                                          Chief Financial Officer, Treasurer
Dated:  May 8, 2001                       and Executive Vice President