Form 10-Q
period 2001-06-30
NUCOR CORP
filed 2001-08-10
CIK 73309

                                                                          SECOND
                                                                         QUARTER
                                                                            2001

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended         June 30, 2001         Commission file number  1-4119
                   ---------------------------                          ------



                                NUCOR CORPORATION
                                -----------------
                      (Exact name as specified in charter)


                  Delaware                                     13-1860817
---------------------------------------------        ---------------------------
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)


2100 Rexford Road, Charlotte, North Carolina                    28211
---------------------------------------------        ---------------------------
   (Address of principal executive offices)                   (Zip code)


Telephone number, including area code:                      (704) 366-7000
                                                     ---------------------------



Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days: Yes   X       No
                                       -----        ----


77,763,516 shares of common stock were outstanding at June 30, 2001.

                         PART I - FINANCIAL INFORMATION



Nucor Corporation - Condensed Consolidated Statements of Earnings
-----------------------------------------------------------------

                                  Six Months (26 Weeks) Ended        Three Months (13 Weeks) Ended
                                 June 30, 2001    July 1, 2000        June 30, 2001    July 1, 2000
                                  (Unaudited)       (Unaudited)         (Unaudited)     (Unaudited)
                                ---------------   ---------------    ---------------   ---------------
Net sales ...................   $ 2,106,592,592   $ 2,413,580,080    $ 1,078,574,872   $ 1,213,945,302
                                ---------------   ---------------    ---------------   ---------------

Costs and expenses:

  Cost of products sold .....     1,922,335,525     2,068,820,925        978,563,139     1,037,070,924

  Marketing, administrative
    and other expenses ......        80,220,154        93,507,925         45,540,252        49,192,519

  Interest expense (income)           2,405,074        (1,842,308)         3,178,618           878,166
                                ---------------   ---------------    ---------------   ---------------

                                  2,004,960,753     2,160,486,542      1,027,282,009     1,087,141,609
                                ---------------   ---------------    ---------------   ---------------

Earnings before
  federal income taxes ......       101,631,839       253,093,538         51,292,863       126,803,693

  Federal income taxes ......        35,600,000        89,800,000         18,000,000        45,000,000
                                ---------------   ---------------    ---------------   ---------------

    Net earnings ............   $    66,031,839   $   163,293,538    $    33,292,863   $    81,803,693
                                ===============   ===============    ===============   ===============

Net earnings per share ......             $0.85             $1.92               $.43              $.98
                                          =====             =====               ====              ====

  Dividends declared
    per share ...............              $.34              $.30               $.17              $.15
                                           ====              ====               ====              ====

         Average number of
           shares outstanding        77,631,068        84,871,429         77,674,806        83,152,589



See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Balance Sheets
---------------------------------------------------------

                                                         June 30,        December 31,
                                                          2001               2000
Assets                                                 (Unaudited)       (Unaudited)
------                                               --------------     --------------
Current assets:
  Cash and short-term investments.................   $  385,170,638     $  490,576,279
  Accounts receivable.............................      408,713,476        350,184,329
  Inventories.....................................      502,472,269        461,151,913
  Other current assets............................       80,620,105         79,534,386
                                                     --------------     --------------

    Total current assets..........................    1,376,976,488      1,381,446,907

Property, plant and equipment.....................    2,375,681,515      2,329,420,798
                                                     --------------     --------------

    Total assets..................................   $3,752,658,003     $3,710,867,705
                                                     ==============     ==============


Liabilities and stockholders' equity

Current liabilities:
  Accounts payable................................   $  242,945,499     $  203,334,079
  Federal income taxes............................       15,185,513                 --
  Salaries, wages and related accruals............       97,417,220        134,953,274
  Accrued expenses and other current liabilities..      234,351,067        219,781,099
                                                     --------------     --------------

    Total current liabilities.....................      589,899,299        558,068,452
                                                     --------------     --------------

Long-term debt due after one year.................      460,450,000        460,450,000
                                                     --------------     --------------

Deferred credits and other liabilities............      275,724,754        260,054,154
                                                     --------------     --------------

Minority interests................................      248,539,858        301,343,459
                                                     --------------     --------------

Stockholders' equity:
  Common stock....................................       36,113,176         36,044,855
  Additional paid-in capital......................       78,556,931         71,494,670
  Retained earnings...............................    2,518,392,622      2,478,785,710
                                                     --------------     --------------
                                                      2,633,062,729      2,586,325,235
  Treasury stock..................................     (455,018,637)      (455,373,595)
                                                     --------------     --------------

                                                      2,178,044,092      2,130,951,640
                                                     --------------     --------------
    Total liabilities and stockholders' equity....   $3,752,658,003     $3,710,867,705
                                                     ==============     ==============




See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Statements of Cash Flows
-------------------------------------------------------------------

                                                            Six Months (26 Weeks) Ended_
                                                           -----------------------------
                                                           June 30, 2001   July 1, 2000_
                                                           -------------   -------------
                                                            (Unaudited)     (Unaudited)
                                                           -------------   -------------
Operating activities:
  Net earnings...........................................  $ 66,031,839    $163,293,538
  Adjustments:
    Depreciation of plant and equipment..................   143,799,820     134,883,717
    Minority interests...................................    47,582,899      74,827,395
    Changes in (exclusive of acquisition):
      Current assets.....................................   (57,681,415)    (60,709,070)
      Current liabilities................................    24,245,896      50,100,032
      Other..............................................    15,317,769      (7,741,472)
                                                           ------------    ------------

    Cash provided by operating activities................   239,296,808     354,654,140
                                                           ------------    ------------

Investing activities:
  Capital expenditures (net).............................  (126,120,959)   (239,307,070)
  Proceeds from sale of facility.........................    15,724,799              --
  Acquisition (net of cash acquired).....................  (114,980,402)             --
                                                           ------------    ------------

    Cash used in investing activities....................  (225,376,562)   (239,307,070)
                                                           ------------    ------------

Financing activities:
  Distributions to minority interests....................  (100,386,500)    (87,563,000)
  Issuance of common stock...............................     7,485,540         689,573
  Acquisition of treasury stock..........................            --    (263,934,815)
  Cash dividends.........................................   (26,424,927)    (24,989,751)
                                                           ------------    ------------

    Cash used in financing activities....................  (119,325,887)   (375,797,993)
                                                           ------------    ------------


Decrease in cash and short-term investments.............. $(105,405,641)  $(260,450,923)
                                                          =============   =============




See notes to condensed consolidated financial statements.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements
------------------------------------------------------------------------
 - Unaudited
 -----------


1. BASIS OF INTERIM PRESENTATION: The information furnished in Part I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The information furnished has not been audited and is subject to year-end adjustments. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor's annual report for the fiscal year ended December 31, 2000. The 2000 balance sheet has been reclassified to conform with the 2001 presentation.

2. INVENTORIES: Inventories consisted of approximately 45% raw materials and supplies, and 55% finished and semi-finished products, at June 30, 2001 and December 31, 2000. Inventories valued on the last-in, first-out (LIFO) method of accounting represent approximately 85% of total inventories as of June 30, 2001 and December 31, 2000. If the first-in, first-out method
     (FIFO) of accounting had been used, inventories would have been $24,508,398 higher at June 30, 2001 ($19,358,398 higher at December 31, 2000).

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

Nucor Corporation - Analysis of Operations and Finances
-------------------------------------------------------

Operations
----------

    Although the second quarter of 2001 established new tonnage records for steel shipments to outside customers, net sales dollars decreased by 11% from the second quarter of 2000 to the second quarter of 2001, due to a 20% decrease in composite sales price per ton. New tonnage records for steel shipments were also established in the first half of 2001; however, net sales dollars decreased by 13% from the first half of 2000 to the first half of 2001, due to a 19% decrease in composite sales price per ton.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased approximately 16% in the second quarter of 2001 compared with the second quarter of 2000, and decreased about 16% in the first half of 2001 compared with the first half of 2000.

    Pre-operating and start-up costs of new facilities increased to $40,000,000 in the first half of 2001, compared with $16,600,000 in the first half of 2000. For the second quarter of 2001, pre-operating and start-up costs were $20,000,000, compared with $10,000,000 in the second quarter of 2000.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased about 1% from the second quarter of 2000 to the second quarter of 2001, and increased about 6% from the first half of 2000 to the first half of 2001. Profit sharing costs decreased about 65% from the second quarter of 2000 to the second quarter of 2001, and decreased by 66% from the first half of 2000 to the first half of 2001. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings. The decrease in profit sharing costs was partially offset by additional costs for employment agreements entered into in the second quarter of 2001.

    Interest expense, net of interest income, increased from the second quarter of 2000 to the second quarter of 2001 and increased from the first half of 2000 to the first half of 2001, due primarily to increased debt, decreased short-term investments and decreased average interest rates on short-term investments.

    Federal income taxes were at a rate of 35% for the second quarter and first half of 2001, and approximately 35.5% for the second quarter and first half of 2000.

    Net earnings decreased during the second quarter and first half of 2001, compared with the second quarter and first half of 2000, due to decreased margins and increased pre-operating and start-up costs of new facilities, partially offset by decreased profit sharing costs and decreased federal income taxes.

    Margins were approximately 9% for both the second quarter and for the first half of 2001, compared with approximately 15% for the second quarter and 14% for the first half of 2000.

Liquidity and capital resources
-------------------------------

    The current ratio was 2.3 at the end of the first half of 2001, and 2.5 at year-end 2000. The percentage of long-term debt to total capital was 16% at the end of the first half of 2001 and at year-end 2000.

    Capital expenditures decreased 47% from the first half of 2000 to the first half of 2001. However, this decrease was partially offset by the purchase of substantially all of the assets of Auburn Steel Company, Inc.'s steel bar facility for approximately $115,000,000. Capital expenditures are projected to be less than $300 million for all of 2001. Funds provided from operations, existing credit facilities, and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements.

    Nucor's directors have approved the purchase of up to 15,000,000 shares of Nucor common stock. There were no repurchases during the second quarter and first half of 2001. Since the inception of the stock repurchase program in 1998, a total of approximately 10,800,000 shares have been repurchased at a total cost of about $445,000,000.






                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 - Legal Proceedings
--------------------------

        In December 2000, the United States Environmental Protection Agency and the Department of Justice announced an agreement with Nucor and certain states that resolved alleged environmental violations. Under the terms of the agreement or Consent Decree, Nucor will pilot new air pollution control technology and will evaluate and improve, as appropriate, its water pollution control systems. Nucor will also evaluate and remediate any contamination that may be present on its sites. In July 2001, Nucor paid a $9,000,000 penalty and has agreed to spend another $4,000,000 in Supplemental Environmental Projects under this Consent Decree. As part of the Consent Decree, Nucor is implementing an Environmental Management System throughout its operations. The agreement is comprehensive and involves eight Nucor Steel Mills and six Vulcraft Facilities throughout the nation. Nucor is involved in various other judicial and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. Nucor does not believe that any such proceedings (including matters relating to contracts, torts, taxes, warranties and insurance) will have a material adverse effect on its business, operating results, financial condition or cash flows.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        At the annual meeting of stockholders held on May 9, 2001, two directors were elected for terms of three years expiring in 2004; 53,085,444 shares were voted for Daniel R. DiMicco (13,290,449 abstained) and 58,134,289 shares were voted for James D. Hlavacek (8,241,604 abstained).

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a.       List of Exhibits:
--------------------------

         Exhibit No.          Description of Exhibit
         -----------          ----------------------

         10.1                 Employment Agreement of Daniel R. DiMicco
         10.2                 Employment Agreement of Terry S. Lisenby
         10.3                 Employment Agreement of Hamilton Lott, Jr.
         10.4                 Employment Agreement of D. Michael Parrish
         10.5                 Employment Agreement of Joseph A. Rutkowski
         11                   Computation of net earnings per share

b. Reports on Form 8-K:
-----------------------

        On April 5, 2001, Nucor filed a current report on Form 8-K under Item 5 concerning the purchase of substantially all of the assets of Auburn Steel Company, Inc.'s steel bar facility for approximately $115,000,000. The transaction closed on March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

                                NUCOR CORPORATION


                                By:  /s/ Terry S. Lisenby
                                   -------------------------------------------
                                    Terry S. Lisenby
                                    Chief Financial Officer, Treasurer
                                    and Executive Vice President

Dated:  August 10, 2001

                                NUCOR CORPORATION
                  List of Exhibits to Form 10-Q - June 30, 2001




         Exhibit No.          Description of Exhibit
         -----------          ----------------------

         10.1                 Employment Agreement of Daniel R. DiMicco
         10.2                 Employment Agreement of Terry S. Lisenby
         10.3                 Employment Agreement of Hamilton Lott, Jr.
         10.4                 Employment Agreement of D. Michael Parrish
         10.5                 Employment Agreement of Joseph A. Rutkowski
         11                   Computation of net earnings per share