Form 10-Q
period 2001-09-29
NUCOR CORP
filed 2001-11-09
CIK 73309

                                                                         THIRD
                                                                         -----
                                                                         QUARTER
                                                                         -------
                                                                         2001
                                                                         ----

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended   September 29, 2001           Commission file number  1-4119
                  -------------------------                              ------



                                NUCOR CORPORATION
--------------------------------------------------------------------------------
                      (Exact name as specified in charter)


                  Delaware                                     13-1860817
------------------------------------------------     ---------------------------
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)


2100 Rexford Road, Charlotte, North Carolina                    28211
------------------------------------------------     ---------------------------
   (Address of principal executive offices)                   (Zip code)


Telephone number, including area code:                      (704) 366-7000
                                                     ---------------------------



Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days: Yes  X   No
                                      -----   -----


77,784,646 shares of common stock were outstanding at September 29, 2001.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Nucor Corporation - Condensed Consolidated Statements of Earnings
-----------------------------------------------------------------

                               Nine Months (39 Weeks) Ended    Three Months  (13 Weeks) Ended
                               ----------------------------    ------------------------------
                               Sept. 29, 2001  Sept. 30, 2000  Sept. 29, 2001  Sept. 30, 2000
                               --------------  --------------  --------------  --------------
                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                 -----------     -----------     -----------     -----------

Net sales ..................  $3,159,680,631  $3,576,668,220  $1,053,088,039  $1,163,088,140
                              --------------  --------------  --------------  --------------

Costs and expenses:

  Cost of products sold ....   2,900,511,722   3,077,555,191     978,176,197   1,008,734,266

  Marketing, administrative
    and other expenses .....     121,795,461     141,458,570      41,575,307      47,950,645

  Interest expense (income).       4,378,332        (633,551)      1,973,258       1,208,757
                              --------------  --------------  --------------  --------------

                               3,026,685,515   3,218,380,210   1,021,724,762   1,057,893,668
                              --------------  --------------  --------------  --------------

Earnings before
  federal income taxes .....     132,995,116     358,288,010      31,363,277     105,194,472

  Federal income taxes .....      46,500,000     127,200,000      10,900,000      37,400,000
                              --------------  --------------  --------------  --------------

    Net earnings ...........  $   86,495,116  $  231,088,010  $   20,463,277  $   67,794,472
                              ==============  ==============  ==============  ==============

Net earnings per share .....           $1.11           $2.78            $.26            $.85
                                       =====           =====            ====            ====

  Dividends declared
    per share ..............            $.51            $.45            $.17            $.15
                                        ====            ====            ====            ====

    Average number of
      shares outstanding ...      77,679,151      83,149,261      77,774,788      79,686,001

See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Balance Sheets
---------------------------------------------------------

                                                     September 29,       December 31,
                                                          2001               2000
                                                     --------------     ---------------
                                                      (Unaudited)        (Unaudited)
                                                      -----------        -----------
Assets
------

Current assets:
  Cash and short-term investments ................  $  471,141,480     $  490,576,279
  Accounts receivable ............................     391,004,080        350,184,329
  Inventories ....................................     500,297,737        461,151,913
  Other current assets ...........................      80,830,513         79,534,386
                                                    --------------     --------------

    Total current assets .........................   1,443,273,810      1,381,446,907

Property, plant and equipment ....................   2,368,604,586      2,329,420,798
                                                    --------------     --------------

    Total assets .................................  $3,811,878,396     $3,710,867,705
                                                    ==============     ==============

Liabilities and stockholders' equity
------------------------------------

Current liabilities:

  Accounts payable ...............................  $  260,157,484     $  203,334,079
  Federal income taxes ...........................      29,570,657                 -
  Salaries, wages and related accruals ...........     115,641,286        134,953,274
  Accrued expenses and other current liabilities .     222,900,560        219,781,099
                                                    --------------     --------------

    Total current liabilities ....................     628,269,987        558,068,452
                                                    --------------     --------------

Long-term debt due after one year ................     460,450,000        460,450,000
                                                    --------------     --------------

Deferred credits and other liabilities ...........     270,817,071        260,054,154
                                                    --------------     --------------

Minority interests ...............................     266,136,376        301,343,459
                                                    --------------     --------------

Stockholders' equity:

  Common stock ...................................      36,119,602         36,044,855

  Additional paid-in capital .....................      79,327,476         71,494,670
  Retained earnings ..............................   2,525,646,570      2,478,785,710
  Treasury stock .................................    (454,888,686)      (455,373,595)
                                                    --------------     --------------

                                                     2,186,204,962      2,130,951,640
                                                    --------------     --------------

    Total liabilities and stockholders' equity ...  $3,811,878,396     $3,710,867,705
                                                    ==============     ==============


See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Statements of Cash Flows
-------------------------------------------------------------------

                                                           Nine Months (39 Weeks) Ended
                                                           ----------------------------
                                                          Sept. 29, 2001  Sept. 30, 2000
                                                          --------------  --------------
                                                            (Unaudited)    (Unaudited)
                                                            -----------    -----------
Operating activities:
  Net earnings .......................................    $  86,495,116  $ 231,088,010
  Adjustments:
    Depreciation of plant and equipment ..............      219,620,932    202,271,229
    Minority interests ...............................       72,504,917    110,479,246
    Changes in (exclusive of acquisition):
      Current assets .................................      (38,007,895)     5,464,943
      Current liabilities ............................       62,616,584     57,325,833
      Other ..........................................       10,367,380    (21,973,976)
                                                          -------------  -------------

    Cash provided by operating activities ............      413,597,034    584,655,285
                                                          -------------  -------------

Investing activities:

  Capital expenditures (net) .........................     (194,822,436)  (325,942,256)
  Proceeds from sale of facility .....................       15,724,799             --
  Acquisition (net of cash acquired) .................     (114,980,402)            --
                                                          -------------  -------------
    Cash used in investing activities ................     (294,078,039)  (325,942,256)
                                                          -------------  -------------

Financing activities:

  Distributions to minority interests ................     (107,712,000)  (104,139,700)
  Issuance of common stock ...........................        8,392,462        823,946
  Acquisition of treasury stock ......................               --   (386,116,035)
  Cash dividends .....................................      (39,634,256)   (36,590,316)
                                                          -------------  -------------

    Cash used in financing activities ................     (138,953,794)  (526,022,105)
                                                          -------------  -------------

Decrease in cash and short-term investments ..........    $ (19,434,799) $(267,309,076)
                                                          =============  =============

See notes to condensed consolidated financial statements.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements -
--------------------------------------------------------------------------
Unaudited
---------

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

2. INVENTORIES: Inventories consisted of approximately 45% raw materials and supplies, and 55% finished and semi-finished products, at September 29, 2001 and December 31, 2000. Inventories valued on the last-in, first-out
      (LIFO) method of accounting represent approximately 85% of total inventories as of September 29, 2001 and December 31, 2000. If the first-in, first-out method (FIFO) of accounting had been used, inventories would have been $24,508,398 higher at September 29, 2001 ($19,358,398 higher at December 31, 2000).

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

Nucor Corporation - Analysis of Operations and Finances
-------------------------------------------------------

Operations
----------

    Although Nucor established new third quarter tonnage records for steel shipments to outside customers in 2001, net sales dollars decreased by 9% from the third quarter of 2000 to the third quarter of 2001, due to a 16% decrease in composite sales price per ton. New tonnage records for steel shipments to outside customers were also established in the first nine months of 2001; however, net sales dollars decreased by 12% from the first nine months of 2000 to the first nine months of 2001, due to an 18% decrease in composite sales price per ton.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased approximately 12% from the third quarter of 2000 to the third quarter of 2001, and decreased 15% from the first nine months of 2000 to the first nine months of 2001.

    Pre-operating and start-up costs of new facilities increased to $26,800,000 in the third quarter of 2001, compared with $13,400,000 in the third quarter of 2000. For the first nine months of 2001, pre-operating and start-up costs increased to $66,800,000, compared with $30,000,000 in the first nine months of 2000.

    Gross margins were about 7% for the third quarter of 2001 and about 8% for the first nine months of 2001, compared with about 13% for the third quarter of 2000 and about 14% for the first nine months of 2000.

         Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased about 5% from the third quarter of 2000 to the third quarter of 2001 and about 6% from the first nine months of 2000 to the first nine months of 2001. Profit sharing costs decreased 74% from the third quarter of 2000 to the third quarter of 2001, and decreased 68% from the first nine months of 2000 to the first nine months of 2001. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings. The decrease in profit sharing costs was partially offset by additional costs for employment agreements entered into in the second quarter of 2001.

    Interest expense, net of interest income, increased from the third quarter of 2000 to the third quarter of 2001, due primarily to increased debt and decreased average interest rates on short-term investments. Interest expense, net of interest income, increased from the first nine months of 2000 to the first nine months of 2001, as a result of increased debt, decreased short-term investments and decreased average interest rates on short-term investments.

    Federal income taxes were at a rate of approximately 35% for the third quarter and first nine months of 2001, and approximately 35.5% for the third quarter and first nine months of 2000.

    Net earnings decreased during the third quarter and first nine months of 2001, compared with the third quarter and first nine months of 2000, due to decreased margins and increased pre-operating and start-up costs of new facilities, partially offset by decreased profit sharing costs and decreased federal income taxes.

Liquidity and capital resources
-------------------------------

    The current ratio was 2.3 at the end of the first nine months of 2001, and
2.5 at year-end 2000. The percentage of long-term debt to total capital was 16% at the end of the first nine months of 2001 and at year-end 2000.

    Capital expenditures decreased 40% from the first nine months of 2000 to the first nine months of 2001. However, this decrease was partially offset by the purchase of substantially all of the assets of Auburn Steel Company, Inc.'s steel bar facility for approximately $115,000,000. Capital expenditures are projected to be less than $275 million for all of 2001. Funds provided from operations, existing credit facilities, and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements.

    Nucor's directors have approved the purchase of up to 15,000,000 shares of Nucor common stock. There were no repurchases during the third quarter and first nine months of 2001. Since the inception of the stock repurchase program in 1998, a total of approximately 10,800,000 shares have been repurchased at a total cost of about $445,000,000.

Forward-looking Statements
--------------------------

    Certain statements made in this Form 10-Q are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company's best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that other factors will not affect the accuracy of such forward-looking information. Factors that might cause the company's actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) changes in the supply and cost of raw materials, including steel scrap; (2) availability and cost of electricity and natural gas; (3) competitive pressure on sales and pricing; (4) uncertainties surrounding the global economy; (5) U.S. and foreign trade policy affecting steel imports or exports; and (6) changes in significant government regulations affecting environmental compliance.


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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a. List of Exhibits:
   -----------------

            Exhibit No.                    Description of Exhibit
            -----------                    ----------------------

                 11                        Computation of net earnings per share

b. Reports on Form 8-K:
   --------------------

           None filed for the quarter.



                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

                                       NUCOR CORPORATION

                                       By:________________________________
                                           Terry S. Lisenby
                                           Chief Financial Officer, Treasurer
                                           and Executive Vice President


Dated:  November 9, 2001

                                NUCOR CORPORATION
               List of Exhibits to Form 10-Q - September 29, 2001

            Exhibit No.              Description of Exhibit
            -----------              ----------------------

                11                   Computation of net earnings per share