Form 10-K
period 2001-12-31
NUCOR CORP
filed 2002-03-22
CIK 73309

                                                                           2001
                                                                           ----

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001           Commission file number 1-4119
                      -----------------                                  ------

                                 NUCOR CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                       13-1860817
----------------------------------------------      ---------------------------
      (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)

2100 Rexford Road, Charlotte, North Carolina                    28211
----------------------------------------------      ---------------------------
  (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:         (704)  366-7000
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

Indication by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
                              -----------

Aggregate market value of common stock held by non-affiliates was $4,378,908,200 at February 28, 2002.

77,967,994 shares of common stock were outstanding at February 28, 2002.

Documents incorporated by reference include: Portions of 2001 annual report (Parts I, II, III and IV), and proxy statement for 2002 annual stockholders' meeting (Part III).

                                     PART I
                                     ------

Item 1.  Business
-----------------

     Nucor Corporation was incorporated in Delaware in 1958.

     The business of Nucor Corporation and its subsidiaries is the manufacture and sale of steel products, which accounted for all of the sales and the majority of the earnings in 2001, and all of the sales and earnings in 2000 and 1999. The earnings of 2001 also include a pre-tax gain of $20,200,000 from the sale of Nucor Iron Carbide, Inc. in Trinidad. Nucor reports in one segment.

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

     Hot-rolled and cold-rolled sheet steel are produced to customer orders. Other hot-rolled steel, cold-rolled steel, cold finished steel and steel fasteners are manufactured in standard sizes and inventories are maintained. In 2001, approximately 90% of hot and cold-rolled steel production was sold to non-affiliated customers; the remainder was used in the manufacture of other steel products as described above. Hot-rolled steel, cold-rolled steel and cold finished steel are sold primarily to steel service centers, fabricators and manufacturers throughout the United States. Steel fasteners are sold to distributors and manufacturers.

     Steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm-fixed-price contracts and are normally competitively bid against other suppliers.

     The primary raw material is ferrous scrap, which is acquired from numerous sources throughout the country. The operating facilities are large consumers of electricity and gas. Nucor sometimes uses natural gas purchase contracts to partially manage its exposure to price risk of natural gas that is used during the manufacturing process. Supplies of raw materials and energy have been, and are expected to be, adequate to operate the facilities.

     Steel products are marketed principally through in-house sales forces. The principal competitive factors are price and service. Considerable competition exists from numerous domestic manufacturers and foreign imports. During 1999, 2000 and 2001, imports of steel increased significantly, much of it at dumping prices. In March 2002, President Bush imposed a series of tariffs over a three-year period that should reduce illegal imports. The tariffs begin at 30% for many steel products, then gradually decline in years two and three.

     Nucor believes that the most significant factor with respect to its competitive position is its low cost and efficiency of its production processes. The markets that Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions.

---------------------------

     On March 31, 2001, Nucor purchased substantially all of the assets of Auburn Steel Company, Inc.'s steel bar facility in Auburn, New York for approximately $115,000,000. This facility has the capacity to produce up to 430,000 tons of merchant bar quality steel shapes, special bar quality steel shapes and rebar. Nucor Steel-Auburn, Inc. is an important addition to Nucor's operations as it gives Nucor a merchant bar presence in the Northeast and can serve our new Vulcraft facility in New York. On November 19, 2001, Nucor acquired ITEC Steel, Inc. and its wholly-owned subsidiary, Steel Truss and Frame Corp., with facilities in Texas and Georgia, for approximately $11,000,000, including liabilities assumed. The ITEC facilities produce light gauge steel framing. The acquisitions of the assets of Auburn Steel Company, Inc. and of ITEC Steel, Inc. were not material to the consolidated financial statements and did not result in material goodwill or other intangible assets.

     Nucor recently exited two businesses that were not core to its growth strategy. Nucor finalized the sale of the Bearing Products facility in North Carolina in February 2001. In November 2001, Nucor sold Nucor Iron Carbide, Inc. in Trinidad. These operations in the aggregate accounted for a small percentage of Nucor's sales.

     In January 2002, the Delaware bankruptcy court approved Nucor's purchase of substantially all of the assets of Trico Steel Company, LLC for approximately $120,000,000. The Trico sheet mill facility, which originally began operations in 1997, is located in Decatur, Alabama and has an annual capacity of approximately 1,900,000 tons. Closing of the transaction is expected to occur in the third quarter of 2002, after satisfactory resolution of various regulatory and tax matters. Start-up of the sheet mill will commence after Nucor has completed improvements to the facility.

     In February 2002, Nucor made an offer of $500,000,000 to purchase substantially all of the assets of Birmingham Steel Corporation. Nucor is awaiting a response from the company.

     Nucor is constructing a Castrip/R/ facility in Crawfordsville, Indiana to produce thin-strip sheet steel. Strip casting involves the direct casting of molten steel into final shape and thickness without further hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology. Nucor holds exclusive rights to the Castrip technology in the United States and Brazil. Start-up of the Castrip facility is expected to be in the second quarter of 2002.

     Nucor continues to investigate the commercialization of the HIsmelt technology with Rio Tinto, the leading iron ore supplier from Australia. HIsmelt utilizes iron ore fines and coal to directly produce liquid iron. The HIsmelt technology would offer an alternative supply of high-quality iron units as a scrap substitute.

     Nucor's backlog of orders was about $794,000,000 at December 31, 2001, and about $845,000,000 at December 31, 2000 (all of which are normally filled within one year).

     Nucor is highly decentralized and has approximately 45 employees in its executive offices. All of Nucor's 8,400 employees are engaged in its steel products business.

     Additional information on Nucor's business is incorporated by reference to Nucor's 2001 annual report, pages 7 through 15.

Item 2.  Properties
-------------------

     Principal operating facilities are as follows:

                                      Approximate
                                    square footage            Principal
             Location                of facilities            products
             --------               --------------            ---------

Blytheville-Hickman, Arkansas           3,520,000     Steel shapes, flat-rolled
                                                         steel
Norfolk-Stanton, Nebraska               2,390,000     Steel shapes, joists, deck
Brigham City-Plymouth, Utah             1,920,000     Steel shapes, joists
Berkeley County, South Carolina         1,900,000     Steel shapes, flat-rolled
                                                         steel
Crawfordsville, Indiana                 1,790,000     Flat-rolled steel
Darlington-Florence, South Carolina     1,660,000     Steel shapes, joists, deck
Grapeland-Jewett, Texas                 1,510,000     Steel shapes, joists, deck
Hertford County, North Carolina         1,000,000     Steel plate
Auburn-Chemung, New York                  950,000     Steel shapes, joists, deck

     Additional operating facilities are located in Fort Payne, Alabama; St. Joe and Waterloo, Indiana; Swansea, South Carolina; and Terrell, Texas. All of these facilities are engaged in the manufacture of steel products. During 2001, the average utilization rate of all operating facilities was approximately 87% of production capacity.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None during quarter ended December 31, 2001.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

     Incorporated by reference to Nucor's 2001 annual report, pages 30 and 21.

Item 6.  Selected Financial Data
--------------------------------

     Incorporated by reference to Nucor's 2001 annual report, page 21.

Item 7.  Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

     Incorporated by reference to Nucor's 2001 annual report, pages 16 and 17.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     Some of Nucor's industrial revenue bonds have variable interest rates that are adjusted either weekly or annually. Future changes in interest rates are not expected to significantly impact earnings. Nucor's remaining debt is at fixed rates. In addition, Nucor's investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     Incorporated by reference to Nucor's 2001 annual report, pages 22 to 28.

Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosures
         ------------------------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers
------------------------------------------
Item 11.  Executive Compensation
--------------------------------
Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Incorporated by reference to Nucor's proxy statement for 2002 annual stockholders' meeting, and page 29 of Nucor's 2001 Annual Report.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     Financial Statements and Supplementary Data:
       Consolidated balance sheets....................... (Incorporated       )
       Consolidated statements of earnings............... (by reference       )
       Consolidated statements of stockholders' equity... (to Nucor           )
       Consolidated statements of cash flows............. (Corporation's 2001 )
       Notes to consolidated financial statements........ (annual report,     )
       Report of independent accountants................. (pages 22 to 28     )

     Financial Statement Schedules:
     -----------------------------

          All schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

     Exhibits:
     --------
       3       - Restated Certificate of Incorporation (incorporated by
                 reference to Form 10-K for year ended December 31, 1990)
       3(i)    - Certificate of amendment dated May 14, 1992, to
                 Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1992)
       3(ii)   - Certificate of amendment dated May 14, 1998, to
                 Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1998)
       3(iii)* - Certificate of Designations dated March 8, 2001 to Restated
                 Certificate of Incorporation
       3(iv) * - By-Laws as amended December 4, 2001
       4       - Rights Agreement, dated as of March 8, 2001, between Nucor
                 Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4 to Nucor's Form 8-K filed March 9, 2001)
      10       - Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000)
      10(i)    - Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000)
      10(ii)   - Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) 10(iii) - Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-Q for quarter ended June 30, 2001)
      10(iv)   - Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001)
      10(v)    - Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001)
      10(vi)   - Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) 10(vii)* - Employment Agreement of John J. Ferriola
      11     * - Computation of net earnings per share
      13     * - 2001 annual report (portions incorporated by reference)
      21     * - Subsidiaries
      23     * - Consent of independent accountants
      24     * - Powers of attorney

     -------------------

      99       - United States District Court, District of South Carolina,
                 Florence Division; United States of America, Plaintiff, the States of Arkansas, Nebraska, and Utah, Plaintiff-Interveners
                 v. Nucor Corporation, Defendant; Consent Decree (incorporated by reference to Form 10-K for year ended December 31, 2000)

------------------------

*    Filed herewith.

     Reports on Form 8-K:
     -------------------

         None filed during the quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed (1) by the Registrant, and (2) on behalf of the Registrant, by its principal executive, financial and accounting officers, and its directors.

NUCOR CORPORATION

By    /s/ DANIEL R. DIMICCO              *        PETER C. BROWNING
  ----------------------------------     ------------------------------------
  Daniel R. DiMicco                      Peter C. Browning
  Vice Chairman, President and           Non-Executive Chairman
  Chief Executive Officer

    /s/ DANIEL R. DIMICCO                *        CLAYTON C. DALEY, JR.
------------------------------------     ------------------------------------
Daniel R. DiMicco                        Clayton C. Daley, Jr.
Vice Chairman, President and             Director
Chief Executive Officer

    /s/ TERRY S. LISENBY                 *        HARVEY B. GANTT
------------------------------------     ------------------------------------
Terry S. Lisenby                         Harvey B. Gantt
Chief Financial Officer, Treasurer       Director
and Executive Vice President

    /s/ JAMES D. FRIAS                   *        VICTORIA F. HAYNES
------------------------------------     ------------------------------------
James D. Frias                           Victoria F. Haynes
Corporate Controller and                 Director
General Manager

                                         *        JAMES D. HLAVACEK
                                         ------------------------------------
                                           James D. Hlavacek
                                           Director

                                        *By   /s/ TERRY S. LISENBY
                                           ----------------------------------
                                           Terry S. Lisenby
                                           Attorney-in-fact

Dated:  March 21, 2002