Form 10-Q
period 2002-03-30
NUCOR CORP
filed 2002-05-07
CIK 73309

                                                                         FIRST
                                                                         QUARTER
                                                                         2002

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended     March 30, 2002          Commission file number  1-4119
                   -------------------                                ------



                                NUCOR CORPORATION
--------------------------------------------------------------------------------
                      (Exact name as specified in charter)

             Delaware                                         13-1860817
---------------------------------------------        ---------------------------
    (State or other jurisdiction of                        (I.R.S. employer
     incorporation or organization)                        identification no.)


2100 Rexford Road, Charlotte, North Carolina                   28211
---------------------------------------------        ---------------------------
   (Address of principal executive offices)                  (Zip code)


Telephone number, including area code:                     (704)  366-7000
                                                     ---------------------------


Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days:     Yes    X     No
                                           -------     ------

78,031,870 shares of common stock were outstanding at March 30, 2002.

                         PART I - FINANCIAL INFORMATION

Nucor Corporation - Condensed Consolidated Statements of Earnings

                                                            Three Months (13 Weeks) Ended
                                                            -----------------------------
                                                           March 30, 2002    March 31, 2001
                                                           --------------    --------------
                                                             (Unaudited)       (Unaudited)
                                                              ---------         ---------


Net sales                                                   $1,028,164,467   $1,028,017,720
                                                            --------------   --------------

Costs and expenses:

  Cost of products sold                                        957,016,353      943,772,386

  Marketing, administrative and other expenses                  37,273,774       34,679,902

  Interest expense (income)                                      2,912,045         (773,544)
                                                             -------------    -------------
                                                               997,202,172      977,678,744
                                                             -------------    -------------
Earnings before federal income taxes                            30,962,295       50,338,976

  Federal income taxes                                          10,700,000       17,600,000
                                                             -------------    -------------
    Net earnings                                             $  20,262,295    $  32,738,976
                                                             =============    =============
Net earnings per share                                                $.26             $.42
                                                                      ====             ====
  Dividends declared per share                                        $.19             $.17
                                                                      ====             ====
    Average number of shares outstanding                        77,917,864       77,586,843


See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Balance Sheets

                                                        March 30,        December 31,
                                                          2002               2001
                                                        ---------        ------------
Assets                                                 (Unaudited)         (Audited)
------                                                  ---------           -------

Current assets:

  Cash and short-term investments                  $  456,216,914     $  462,348,547
  Accounts receivable                                 360,466,468        330,855,074
  Inventories                                         469,952,379        466,690,217
  Other current assets                                108,794,130        113,772,078
                                                      -----------        -----------
    Total current assets                            1,395,429,891      1,373,665,916

Property, plant and equipment                       2,338,032,543      2,365,655,061

Other assets                                           22,343,430         20,027,199
                                                       ----------         ----------
    Total assets                                   $3,755,805,864     $3,759,348,176
                                                   ==============     ==============

Liabilities and stockholders' equity
------------------------------------

Current liabilities:

  Accounts payable                                 $  250,909,703     $  189,235,046
  Federal income taxes                                  7,572,670                 -
  Salaries, wages and related accruals                 82,002,427         92,769,688
  Accrued expenses and other current liabilities      209,521,231        202,153,992
                                                      -----------        -----------

    Total current liabilities                         550,006,031        484,158,726
                                                      -----------        -----------

Long-term debt due after one year                     460,450,000        460,450,000
                                                   --------------     --------------

Deferred credits and other liabilities                323,923,838        329,392,145
                                                   --------------     --------------

Minority interests                                    204,563,228        283,886,976
                                                      -----------        -----------

Stockholders' equity:
  Common stock                                         36,216,304         36,130,556
  Additional paid-in capital                           90,961,920         81,190,155
  Retained earnings                                 2,544,320,233      2,538,883,994
                                                    -------------      -------------
                                                    2,671,498,457      2,656,204,705
  Treasury stock                                     (454,635,690)      (454,744,376)
                                                    -------------      -------------
                                                    2,216,862,767      2,201,460,329
                                                    -------------      -------------
    Total liabilities and stockholders' equity     $3,755,805,864     $3,759,348,176
                                                   ==============     ==============


See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Statements of Cash Flows

                                                           Three Months (13 Weeks) Ended
                                                           -----------------------------
                                                         March 30, 2002     March 31, 2001
                                                         --------------     --------------
                                                          (Unaudited)         (Unaudited)
                                                          -----------         -----------

Operating activities:

  Net earnings                                            $  20,262,295     $  32,738,976
  Adjustments:
    Depreciation                                             75,715,271        69,087,812
    Minority interests                                       29,750,252        31,143,402
    Changes in (exclusive of acquisition):
      Current assets                                        (27,895,608)      (30,985,420)
      Current liabilities                                    65,847,305       (20,504,244)
      Other                                                  (7,779,982)        8,344,269
                                                            -----------        ---------
      Cash provided by operating activities                 155,899,533        89,824,795
                                                            -----------        ----------

Investing activities:

  Capital expenditures (net)                                (48,097,309)      (62,013,064)
  Proceeds from sale of facility                                      -        15,724,799
  Acquisition (net of cash acquired)                                  -      (114,980,402)
                                                           -------------   --------------

      Cash used in investing activities                     (48,097,309)     (161,268,667)
                                                          -------------     --------------
Financing activities:
  Distributions to minority interests                      (109,074,000)      (74,391,800)
  Issuance of common stock                                    9,966,199           443,531
  Cash dividends                                            (14,826,056)      (13,191,069)
                                                           ------------      ------------

      Cash used in financing activities                    (113,933,857)      (87,139,338)
                                                          -------------     -------------

Decrease in cash and short-term investments               $  (6,131,633)     $(158,583,210)
                                                          =============      =============




See notes to condensed consolidated financial statements.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements
                    - Unaudited
--------------------------------------------------------------------------------

1. BASIS OF INTERIM PRESENTATION: The information furnished in Part I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The information furnished has not been audited. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor's annual report for the fiscal year ended December 31, 2001.

2. Inventories: Inventories consist of approximately 45% raw materials and supplies, and 55% finished and semi-finished products, at March 30, 2002 (40% and 60% at December 31, 2001). Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 85% of total inventories as of March 30, 2002 and as of December 31, 2001. If the first-in, first-out method (FIFO) of accounting had been used, inventories would have been $13,571,126 higher at March 30, 2002 ($8,291,126 at
     December 31, 2001). Use of the lower of cost or market reduced inventories by $6,089,725 at March 30, 2002 ($6,319,664 at December 31, 2001).

3. CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities; and makes provision for the estimated costs related to compliance. Of the undiscounted total $98,065,000 of accrued environmental costs at March 30, 2002 ($104,960,000 at December 31, 2001), $50,315,000 was classified in accrued expenses and other current liabilities ($49,210,000 at December 31, 2001) and $47,750,000 was classified in deferred credits and other liabilities ($55,750,000 at December 31, 2001). In December 2000, the United States Environmental Protection Agency and the Department of Justice announced an agreement with Nucor and certain states that resolved alleged environmental violations. Under the terms of the agreement or Consent Decree, Nucor will pilot new air pollution control technology and will evaluate and improve, as appropriate, its water pollution control systems.

     Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

Nucor Corporation - Analysis of Operations and Finances
-------------------------------------------------------

Operations
----------

      Net sales for the first quarter of 2002 remained unchanged at $1,028,000,000, compared with the first quarter of 2001. Although Nucor established a new tonnage record for steel sales to outside customers in the first quarter of 2002, net sales dollars remained unchanged compared with the first quarter of 2001, due to an 8% decrease in composite sales price per ton from $345 per ton to $316 per ton. Total steel shipments were 3,272,000 tons, compared with 2,980,000 tons in last year's first quarter. Steel sales to outside customers were 3,023,000 tons, compared with 2,678,000 tons in the year-earlier quarter. Steel joist production during the first quarter was 94,000 tons, compared with 127,000 tons in the first quarter of 2001. Steel deck sales were 61,000 tons, compared with 76,000 tons in last year's first quarter. Cold finished steel sales were 51,000 tons, compared with 58,000 tons in the first quarter of 2001.

    The major component of cost of products sold is raw material costs. The average price of raw materials decreased about 6% from the first quarter of 2001. The average scrap and scrap substitute cost per ton used was $96 in the first quarter of 2002, compared with $103 in the first quarter of 2001.

    Margins were approximately 7% for the first quarter of 2002 and approximately 8% for the first quarter of 2001.

    Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased about 1% from the first quarter of 2001 to the first quarter of 2002, and profit sharing costs decreased by 39% compared with the 2001 first quarter. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings. The decrease in profit sharing costs was offset by additional costs for employment agreements entered into in the first quarter of 2002.

    Interest expense, net of interest income, increased for the first quarter of 2002 from the first quarter of 2001, primarily due to decreased average interest rates on short-term investments and decreased short-term investments.

    Federal income taxes were at a rate of 34.5% for the first quarter of 2002 and 35% for the first quarter of 2001.

    Net earnings decreased approximately 38% from the first quarter of 2001 to the first quarter of 2002, due to decreased margins, increased interest expense and increased marketing, administrative and other expenses.

   Unfairly traded, illegally dumped steel imports have devastated the U.S. steel industry and its workers. Nucor's recent involvement in trade issues is a critical part of our efforts to support the long-term success of our steel-making operations. The Section 201 tariffs announced in March 2002 by the Bush Administration and the reduction in domestic steel capacity in recent months have had a positive effect on the markets for our products.

------------------------------------------------------------------

Liquidity and capital resources
-------------------------------

    The current ratio was 2.5 at the end of the 2002 first quarter, and 2.8 at year-end 2001. The percentage of long-term debt to total capital was about 16% at the end of the first quarter of 2002 and at year-end 2001. Nucor has a simple capital structure with no off-balance sheet financing arrangements or relationships with special purpose entities.

    Capital expenditures decreased approximately 22% during the first quarter of 2002 compared with the first quarter of 2001. In addition, at the end of the first quarter of 2001, Nucor purchased substantially all of the assets of Auburn Steel Company, Inc.'s steel bar facility for approximately $115,000,000. The acquisition was not material to the consolidated financial statements and did not result in material goodwill or other intangible assets. Capital expenditures are projected to be less than $200,000,000 for all of 2002. Funds provided from operations, existing credit facilities and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements for existing operations on both a short and long-term basis. Nucor has the financial ability to borrow significant additional funds and still maintain reasonable leverage in order to finance major acquisitions.

    In January 2002, the Delaware bankruptcy court approved Nucor's purchase of substantially all of the assets of Trico Steel Company, LLC for less than $120,000,000. The Trico sheet mill facility, which originally began operations in 1997, is located in Decatur, Alabama and has an annual capacity of approximately 1,900,000 tons. Closing of the transaction is expected to occur in the third quarter of 2002, after satisfactory resolution of various regulatory and tax matters. Start-up of the sheet mill will commence after Nucor has completed improvements to the facility.

    Nucor has made an offer of $500,000,000 to purchase substantially all of the assets of Birmingham Steel Corporation.

    Nucor's directors have approved the purchase of up to 15,000,000 shares of Nucor common stock. There were no repurchases during the first quarter of 2002. Since the inception of the stock repurchase program in 1998, a total of approximately 10,800,000 shares have been repurchased at a cost of about $445,000,000.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 - Legal Proceedings
--------------------------

    In December 2000, the United States Environmental Protection Agency and the Department of Justice announced an agreement with Nucor and certain states that resolved alleged environmental violations. Under the terms of the agreement or Consent Decree, Nucor will pilot new air pollution control technology and will evaluate and improve, as appropriate, its water pollution control systems. Nucor will also evaluate and remediate any contamination that may be present on its sites. In July 2001, Nucor paid a $9,000,000 penalty and has agreed to spend another $4,000,000 in Supplemental Environmental Projects under this Consent Decree. As part of the Consent Decree, Nucor is implementing an Environmental Management System throughout its operations. The agreement is comprehensive and involves eight Nucor Steel Mills and six Vulcraft Facilities throughout the nation. Nucor is involved in various other judicial and administrative proceedings, as both plaintiff and defendant, arising in the ordinary course of business. Nucor does not believe that any such proceedings (including matters relating to contracts, torts, taxes, warranties and insurance) will have a material adverse effect on its business, operating results, financial condition or cash flows.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a. List of Exhibits:
   -----------------


     Exhibit No.                    Description of Exhibit
     -----------                    ----------------------

        11                          Computation of net earnings per share

b. Reports on Form 8-K:
   -------------------
     None filed for the quarter.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

                                       NUCOR CORPORATION

                                       By: /s/ Terry S. Lisenby
                                          --------------------------------------
                                          Terry S. Lisenby
                                          Chief Financial Officer, Treasurer
                                          and Executive Vice President

Dated:  May 7, 2002