Form 10-Q
period 2002-06-29
NUCOR CORP
filed 2002-08-08
CIK 73309

                                                                         SECOND
                                                                         QUARTER
                                                                         2002

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended     June 29, 2002               Commission file number  1-4119
                   -------------------                                    ------



                                NUCOR CORPORATION
--------------------------------------------------------------------------------
                      (Exact name as specified in charter)

                  Delaware                                 13-1860817
--------------------------------------------     -------------------------------
      (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                   identification no.)


2100 Rexford Road, Charlotte, North Carolina                28211
--------------------------------------------    --------------------------------
   (Address of principal executive offices)               (Zip code)


Telephone number, including area code:                  (704) 366-7000
                                                --------------------------------



Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days:         Yes   X       No _____
                                               -----


78,170,121 shares of common stock were outstanding at June 29, 2002.

                         PART I - FINANCIAL INFORMATION


Nucor Corporation - Condensed Consolidated Statements of Earnings

                                                       Six Months (26 Weeks) Ended                 Three Months (13 Weeks) Ended
                                                 --------------------------------------       --------------------------------------
                                                  June 29, 2002          June 30, 2001         June 29, 2002          June 30, 2001
                                                  -------------          -------------         -------------          -------------
                                                   (Unaudited)            (Unaudited)           (Unaudited)            (Unaudited)
                                                    ---------              ---------             ---------              ---------
Net sales ................................       $ 2,169,841,947        $ 2,106,592,592       $ 1,141,677,480        $ 1,078,574,872
                                                 ---------------        ---------------       ---------------        ---------------

Costs, expenses and other:

  Cost of products sold ..................         1,993,235,247          1,922,335,525         1,036,218,894            978,563,139

  Marketing, administrative
    and other expenses ...................            78,480,294             80,220,154            41,206,520             45,540,252

  Interest expense (net) .................             5,915,809              2,405,074             3,003,764              3,178,618

  Other income ...........................           (29,900,000)                    --           (29,900,000)                    --
                                                 ---------------        ---------------       ---------------        ---------------

                                                   2,047,731,350          2,004,960,753         1,050,529,178          1,027,282,009
                                                 ---------------        ---------------       ---------------        ---------------
Earnings before
  federal income taxes ...................           122,110,597            101,631,839            91,148,302             51,292,863

  Federal income taxes ...................            42,100,000             35,600,000            31,400,000             18,000,000
                                                 ---------------        ---------------       ---------------        ---------------

    Net earnings .........................       $    80,010,597        $    66,031,839       $    59,748,302        $    33,292,863
                                                 ===============        ===============       ===============        ===============

Net earnings per share:
         Basic ...........................       $          1.03        $           .85       $           .77        $           .43
                                                 ===============        ===============       ===============        ===============
         Diluted .........................       $          1.02        $           .85       $           .76        $           .43
                                                 ===============        ===============       ===============        ===============

Average shares outstanding:
         Basic ...........................            78,002,299             77,631,068            78,084,879             77,674,806
                                                 ===============        ===============       ===============        ===============
         Diluted .........................            78,244,881             77,715,913            78,358,436             77,796,959
                                                 ===============        ===============       ===============        ===============
Dividends declared
    per share ............................       $           .38        $           .34       $           .19        $           .17
                                                 ===============        ===============       ===============        ===============


See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Balance Sheets

                                                                      June 29,           December 31,
                                                                        2002                 2001
                                                                   ---------------     ---------------
Assets                                                               (Unaudited)         (Unaudited)
------                                                                ---------           ---------
Current assets:
  Cash and short-term investments ........................         $   537,578,352     $   462,348,547
  Accounts receivable ....................................             382,416,154         330,855,074
  Inventories ............................................             523,354,618         466,690,217
  Other current assets ...................................             117,141,635         113,772,078
                                                                   ---------------     ---------------

    Total current assets .................................           1,560,490,759       1,373,665,916

Property, plant and equipment ............................           2,290,122,715       2,365,655,061

Other assets .............................................              24,347,756          20,027,199
                                                                   ---------------     ---------------

    Total assets .........................................         $ 3,874,961,230     $ 3,759,348,176
                                                                   ===============     ===============
Liabilities and stockholders' equity
------------------------------------
Current liabilities:
  Accounts payable .......................................         $   281,648,306     $   189,235,046
  Federal income taxes ...................................              20,805,319                  --
  Salaries, wages and related accruals ...................              99,894,135          92,769,688
  Accrued expenses and other current liabilities .........             224,106,841         202,153,992
                                                                   ---------------     ---------------

    Total current liabilities ............................             626,454,601         484,158,726
                                                                   ---------------     ---------------

Long-term debt due after one year ........................             458,550,000         460,450,000
                                                                   ---------------     ---------------

Deferred credits and other liabilities ...................             317,012,731         329,392,145
                                                                   ---------------     ---------------

Minority interests .......................................             204,626,700         283,886,976
                                                                   ---------------     ---------------

Stockholders' equity:
  Common stock ...........................................              36,269,946          36,130,556
  Additional paid-in capital .............................              97,315,976          81,190,155
  Retained earnings ......................................           2,589,216,295       2,538,883,994
                                                                   ---------------     ---------------
                                                                     2,722,802,217       2,656,204,705
  Treasury stock .........................................            (454,485,019)       (454,744,376)
                                                                   ---------------     ---------------

                                                                     2,268,317,198       2,201,460,329
                                                                   ---------------     ---------------

    Total liabilities and stockholders' equity ...........         $ 3,874,961,230     $ 3,759,348,176
                                                                   ===============     ===============


See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Statements of Cash Flows

                                                                           Six Months (26 Weeks) Ended
                                                                        --------------------------------
                                                                        June 29, 2002      June 30, 2001
                                                                        -------------      -------------
                                                                         (Unaudited)        (Unaudited)
                                                                          ---------          ---------
Operating activities:
  Net earnings ....................................................     $  80,010,597      $  66,031,839
  Adjustments:
    Depreciation of plant and equipment ...........................       152,019,727        143,799,820
    Minority interests ............................................        54,215,724         47,582,899
    Changes in (exclusive of acquisition):
      Current assets ..............................................      (111,595,038)       (57,681,415)
      Current liabilities .........................................       142,295,875         24,245,896
      Other .......................................................       (13,290,487)        15,317,769
                                                                        -------------      -------------

    Cash provided by operating activities .........................       303,656,398        239,296,808
                                                                        -------------      -------------

Investing activities:
  Capital expenditures (net) ......................................       (76,491,618)      (126,120,959)
  Investment in affiliates ........................................        (3,405,247)                --
  Proceeds from sale of facility ..................................                --         15,724,799
  Acquisition (net of cash acquired) ..............................                --       (114,980,402)
                                                                        -------------      -------------

    Cash used in investing activities .............................       (79,896,865)      (225,376,562)
                                                                        -------------      -------------

Financing activities:
  Decrease in long-term debt ......................................        (1,900,000)                --
  Distributions to minority interests .............................      (133,476,000)      (100,386,500)
  Issuance of common stock ........................................        16,524,568          7,485,540
  Cash dividends ..................................................       (29,678,296)       (26,424,927)
                                                                        -------------      -------------

    Cash used in financing activities .............................      (148,529,728)      (119,325,887)
                                                                        -------------      -------------

Increase (decrease) in cash and short-term investments ............     $  75,229,805      $(105,405,641)
                                                                        =============      =============



See notes to condensed consolidated financial statements.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements - Unaudited

1. BASIS OF INTERIM PRESENTATION: The information furnished in Part I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The information furnished has not been audited; however, the December 31, 2001 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor's annual report for the fiscal year ended December 31, 2001.

2. INVENTORIES: Inventories consisted of approximately 45% raw materials and supplies, and 55% finished and semi-finished products, at June 29, 2002 (40% and 60%, respectively, at December 31, 2001). Inventories valued on the last-in, first-out (LIFO) method of accounting represent approximately 87% of total inventories as of June 29, 2002 (approximately 85% at December 31, 2001). If the first-in, first-out method (FIFO) of accounting had been used, inventories would have been $19,291,126 higher at June 29, 2002 ($8,291,126 higher at December 31, 2001). Use of the lower of cost or market reduced inventories by $602,474 at June 29, 2002 ($6,319,664 at December 31, 2001).

3. CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total $87,913,000 of accrued environmental costs at June 29, 2002 ($104,960,000 at December 31, 2001), $49,163,000 was classified in accrued expenses and other current liabilities ($49,210,000 at December 31, 2001) and $38,750,000 was classified in deferred credits and other liabilities ($55,750,000 at December 31, 2001). In December 2000, the United States Environmental Protection Agency and the Department of Justice announced an agreement with Nucor and certain states that resolved alleged environmental violations. Nucor continues to implement the various components of the consent decree which involve air and water pollution control technology demonstrations along with other environmental management practices.

     Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

4. OTHER INCOME: In the second quarter of 2002, Nucor received $29,900,000 related to a graphite electrodes anti-trust settlement.

5. SUBSEQUENT EVENT: On July 22, 2002, Nucor's wholly-owned subsidiary, Nucor Steel Decatur, LLC, purchased substantially all of the assets of Trico Steel Company, LLC ("Trico") for a purchase price of $116,700,000. The purchase price included approximately $86,000,000 of Trico's debt that was assumed by Nucor. The solid waste disposal revenue bonds assumed are due from 2026 to 2027 and have a variable interest rate that was 2.05% on July 22, 2002.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements, continued

6.   EARNINGS PER SHARE:

                                Six Months (26 Weeks) Ended    Three Months (13 Weeks) Ended
                                ----------------------------   -----------------------------
                                June 29,2002   June 30, 2001    June 29, 2002  June 30,2001
                                ------------   -------------    -------------  ------------
                                (Unaudited)     (Unaudited)      (Unaudited)   (Unaudited)
                                 ---------       ---------        ---------     ---------
     Basic:

     Basic net earnings .....   $80,010,597    $66,031,839      $59,748,302    $33,292,863
                                ===========    ===========      ===========    ===========
     Average shares
       outstanding ..........    78,002,299     77,631,068       78,084,879     77,674,806
                                ===========    ===========      ===========    ===========
     Basic net earnings
       per share ............   $      1.03    $       .85      $       .77    $       .43
                                ===========    ===========      ===========    ===========

     Diluted:

     Diluted net earnings ...   $80,010,597    $66,031,839      $59,748,302    $33,292,863
                                ===========    ===========      ===========    ===========

     Diluted average
       shares outstanding:

       Basic shares
         outstanding ........    78,002,299     77,631,068       78,084,879     77,674,806
       Dilutive effect of
         employee stock
         options ............       242,582         84,845          273,557        122,153
                                -----------    -----------      -----------    -----------

                                 78,244,881     77,715,913       78,358,436     77,796,959
                                ===========    ===========      ===========    ===========

     Diluted net earnings
       per share ............   $      1.02    $       .85      $       .76    $       .43
                                ===========    ===========      ===========    ===========

Nucor Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect our best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that other factors will not affect the accuracy of such forward-looking information. Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) changes in the supply and cost of raw materials, including steel scrap; (2) availability and cost of electricity and natural gas; (3) competitive pressure on sales and pricing; (4) uncertainties surrounding the global economy; (5) U.S. and foreign trade policy affecting steel imports or exports; (6) changes in significant government regulations affecting environmental compliance; and (7) other factors described in the Company's filings with the Securities and Exchange Commission.

Operations

       Net sales for the second quarter of 2002 increased 6% from the second quarter of 2001 primarily due to a 5% increase in total tons shipped to outside customers. Composite sales price remained relatively unchanged at $334 per ton in the second quarter of 2002 compared to $333 per ton in the second quarter of 2001.

       Net sales for the first half of 2002 increased 3% from the first half of 2001. Composite sales price per ton decreased 4% from $339 in the first half of 2001 to $325 in the first half of 2002, while total tons shipped to outside customers increased 7%. The second quarter and first half of 2002 established new tonnage records for steel production, total steel shipments and steel shipments to outside customers. In the first half of 2002, steel production was 6,754,000 tons, compared with 6,206,000 tons produced in the first half of 2001. Total steel shipments were 6,665,000 tons in the first half of 2002, compared with 6,163,000 tons in last year's first half. Steel shipments to outside customers were 6,156,000 tons, compared with 5,594,000 tons in the year earlier half. Steel joist production during the first half of 2002 was 210,000 tons, compared with 265,000 tons a year earlier. Steel deck sales were 137,000 tons, compared with 168,000 tons in last year's first half. Cold finished steel sales were 113,000 tons, compared with 115,000 tons in the first half of 2001.

       The major component of cost of products sold is raw material costs. The average price of raw materials increased approximately 3% in the second quarter of 2002 compared with the second quarter of 2001, and decreased about 1% in the first half of 2002 compared with the first half of 2001. The average scrap and scrap substitute cost per ton used increased from $102 in the second quarter of 2001 to $107 in the second quarter of 2002, and remained unchanged at $102 for both the first half of 2002 and the first half of 2001.

       Margins were approximately 9% for the second quarter of 2002 and about 8% for the first half of 2002, compared with approximately 9% for both the second quarter and for the first half of 2001.

Nucor Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

       Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased about 2% from the second quarter of 2001 to the second quarter of 2002, and increased about 1% from the first half of 2001 to the first half of 2002. Profit sharing costs increased about 78% from the second quarter of 2001 to the second quarter of 2002, and increased by 20% from the first half of 2001 to the first half of 2002. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings. In the second quarter of 2001, marketing, administrative and other expenses also included additional costs for employment agreements entered into during the period.

       Interest expense, net of interest income, decreased slightly from the second quarter of 2001 to the second quarter of 2002. Interest expense, net of interest income, increased from the first half of 2001 to the first half of 2002, due primarily to decreased average interest rates on short-term investments.

       In the second quarter of 2002, Nucor received $29,900,000 related to a graphite electrodes anti-trust settlement.

       Federal income taxes were at a rate of 34.5% for the second quarter and first half of 2002, and approximately 35% for the second quarter and first half of 2001.

       Net earnings increased during the second quarter of 2002 compared with the second quarter of 2001 due to increased sales volume and increased other income related to the graphite electrodes anti-trust settlement. Net earnings increased during the first half of 2002 compared with the first half of 2001 due to the graphite electrodes anti-trust settlement.

Liquidity and capital resources

       The current ratio was 2.5 at the end of the first half of 2002, and 2.8 at year-end 2001. The percentage of long-term debt to total capital was 16% at the end of the first half of 2002 and at year-end 2001. Nucor has a simple capital structure with no off-balance sheet financing arrangements or relationships with special purpose entities.

       Capital expenditures decreased 39% from the first half of 2001 to the first half of 2002. In addition, during the first half of 2001, Nucor purchased substantially all of the assets of Auburn Steel Company, Inc.'s steel bar facility for approximately $115,000,000. The acquisition was not material to the consolidated financial statements and did not result in material goodwill or other intangible assets. Capital expenditures are projected to be less than $200,000,000 for all of 2002. Funds provided from operations, existing credit facilities, and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements for existing operations on both a short and long-term basis. Nucor has the financial ability to borrow significant additional funds and still maintain reasonable leverage in order to finance major acquisitions.

       In May 2002, Nucor and Birmingham Steel Corporation ("Birmingham Steel") signed a definitive agreement for Nucor's acquisition of substantially all of Birmingham Steel's assets for $615,000,000 in cash. The assets to be purchased include an estimated $120,000,000 of accounts receivable and inventory. Birmingham Steel has filed for Chapter 11 bankruptcy pursuant to a pre-arranged plan, which has been agreed to by Nucor, Birmingham Steel and its secured creditors. Closing will occur after receiving the approval of the Delaware bankruptcy court and required regulatory approvals. We expect closing to occur late in the fourth quarter of 2002.

Nucor Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

       Assets to be included in the purchase are Birmingham Steel's four operating mills in Birmingham, Alabama, Kankakee, Illinois, Seattle, Washington and Jackson, Mississippi, with an estimated combined annual capacity of approximately 2,000,000 tons. Other included assets are the corporate office located in Birmingham, Alabama; the mill in Memphis, Tennessee, which is currently not operating; the assets of Port Everglades Steel Corporation; the assets of the Klean Steel Division; Birmingham Steel's ownership in Richmond Steel Recycling Limited; as well as all inventory and receivables related to the acquired assets.

       Nucor's directors have approved the purchase of up to 15,000,000 shares of Nucor common stock. There were no repurchases during the first half of 2002 or 2001. Since the inception of the stock repurchase program in 1998, a total of approximately 10,800,000 shares have been repurchased at a total cost of about $444,500,000.

       On July 22, 2002, Nucor's wholly-owned subsidiary, Nucor Steel Decatur, LLC, purchased substantially all of the assets of Trico Steel Company, LLC ("Trico") for a purchase price of $116,700,000. The purchase price included approximately $86,000,000 of Trico's debt that was assumed by Nucor. Located in Decatur, Alabama, the sheet steel facility originally began operations in 1997 and has an annual capacity of approximately 1,900,000 tons, which will increase Nucor's capacity for sheet production by about 30%. Start-up of the sheet mill will commence after Nucor has completed improvements to the facility.

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

Item 4 - Submission of Matters to a Vote of Security Holders

       At the annual meeting of stockholders held on May 9, 2002, two directors were elected for terms of three years expiring in 2005; 58,046,710 shares were voted for Peter C. Browning (862,150 abstained) and 58,040,351 shares were voted for Victoria F. Haynes (868,509 abstained).

Item 5 - Other Information

       Nucor's chief executive officer, chief financial officer and executive vice presidents have signed agreements not to compete with Nucor for two years after cessation of employment, under which they will receive as consideration their base salary multiplied by a factor of 3.36 for each year of the non-compete agreement. These agreements were filed as exhibits to the Form 10-Q for the quarter ended June 30, 2001 and to the Form 10-K for the year ended December 31, 2001, based on the dates on which the agreements were executed.

Item 6 - Exhibits and Reports on Form 8-K

a. List of Exhibits:

       Exhibit No.         Description of Exhibits

          99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
          99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

       On June 7, 2002, Nucor filed a current report on Form 8-K under Item 5 concerning the definitive agreement with Birmingham Steel Corporation ("Birmingham Steel") providing for Nucor to acquire substantially all of Birmingham Steel's assets for $615,000,000 in cash. The definitive agreement was announced on May 30, 2002.

       On July 29, 2002, Nucor filed a current report on Form 8-K under Item 5 concerning the purchase of substantially all of the assets of Trico Steel Company, LLC for a purchase price of $116,700,000 by Nucor's wholly-owned subsidiary, Nucor Steel Decatur, LLC. The transaction closed on July 22, 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

                                        NUCOR CORPORATION


                                        By: /s/ Terry S. Lisenby
                                            ------------------------------------
                                            Terry S. Lisenby
                                            Chief Financial Officer, Treasurer
                                            and Executive Vice President

Dated: August 8, 2002

                                NUCOR CORPORATION
                  List of Exhibits to Form 10-Q - June 29, 2002



Exhibit No.       Description of Exhibits

   99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002