Form 10-Q
period 2002-09-28
NUCOR CORP
filed 2002-11-08
CIK 73309

                                                                         THIRD
                                                                         QUARTER
                                                                         2002

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended     September 28, 2002          Commission file number  1-4119
                   --------------------------                             ------


                                 NUCOR CORPORATION
--------------------------------------------------------------------------------
                      (Exact name as specified in charter)


               Delaware                                      13-1860817
------------------------------------------        ------------------------------
   (State or other jurisdiction of                       (I.R.S. employer
    incorporation or organization)                      identification no.)


2100 Rexford Road, Charlotte, North Carolina                     28211
---------------------------------------------        ---------------------------
   (Address of principal executive offices)                   (Zip code)


Telephone number, including area code:                      (704) 366-7000
                                                     ---------------------------


Indication by check mark whether Nucor Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days: Yes  X      No ___
                                       ---

78,173,676 shares of common stock were outstanding at September 28, 2002.

                         PART I - FINANCIAL INFORMATION

Nucor Corporation - Condensed Consolidated Statements of Earnings

                                         Nine Months (39 Weeks) Ended               Three Months (13 Weeks) Ended
                                   --------------------------------------     -----------------------------------------
                                    Sept. 28, 2002         Sept. 29, 2001      Sept. 28, 2002            Sept. 29, 2001
                                   ---------------        ---------------     ---------------           ---------------
                                     (Unaudited)            (Unaudited)         (Unaudited)               (Unaudited)
                                     -----------            -----------         -----------               -----------
Net sales                          $ 3,335,483,401        $ 3,159,680,631     $ 1,165,641,454           $ 1,053,088,039
                                   ---------------        ---------------     ---------------           ---------------
Costs, expenses and other:

   Cost of products sold             2,982,440,284          2,828,001,884       1,043,424,047               953,254,544

   Marketing, administrative
     and other expenses                126,153,609            121,795,461          47,673,315                41,575,307

   Interest expense (net)                8,576,091              4,378,332           2,660,282                 1,973,258

   Minority interests                   66,224,020             72,509,838          12,005,010                24,921,653

   Other income                        (29,900,000)                     -                   -                         -
                                   ---------------        ---------------     ---------------           ---------------

                                     3,153,494,004          3,026,685,515       1,105,762,654             1,021,724,762
                                   ---------------        ---------------     ---------------           ---------------

Earnings before
   federal income taxes                181,989,397            132,995,116          59,878,800                31,363,277

     Federal income taxes               62,800,000             46,500,000          20,700,000                10,900,000
                                   ---------------        ---------------     ---------------           ---------------

        Net earnings               $   119,189,397        $    86,495,116     $    39,178,800           $    20,463,277
                                   ===============        ===============     ===============           ===============

Net earnings per share:

   Basic                           $          1.53        $          1.11     $          0.50           $          0.26
                                   ===============        ===============     ===============           ===============
   Diluted                         $          1.52        $          1.11     $          0.50           $          0.26
                                   ===============        ===============     ===============           ===============
Average shares outstanding:

   Basic                                78,059,305             77,679,151          78,172,063                77,774,788
                                   ===============        ===============     ===============           ===============
   Diluted                              78,265,914             77,759,240          78,307,517                77,845,418
                                   ===============        ===============     ===============           ===============

Dividends declared
   per share                       $          0.57        $          0.51     $          0.19           $          0.17
                                   ===============        ===============     ===============           ===============

See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Balance Sheets

                                                     September 28,       December 31,
                                                         2002                2001
                                                    ---------------    ---------------
                                                      (Unaudited)        (Unaudited)
Assets
------

Current assets:
   Cash and short-term investments                  $   523,007,447    $   462,348,547
   Accounts receivable                                  425,346,753        330,855,074
   Inventories                                          536,236,633        466,690,217
   Other current assets                                 125,909,139        113,772,078
                                                    ---------------    ---------------
     Total current assets                             1,610,499,972      1,373,665,916

Property, plant and equipment                         2,395,322,823      2,365,655,061

Other assets                                             14,666,615         20,027,199
                                                    ---------------    ---------------

     Total assets                                   $ 4,020,489,410    $ 3,759,348,176
                                                    ===============    ===============

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
   Accounts payable                                 $   301,926,342    $   189,235,046
   Federal income taxes                                  28,805,319                  -
   Salaries, wages and related accruals                 114,105,926         92,769,688
   Accrued expenses and other current liabilities       224,244,418        202,153,992
                                                    ---------------    ---------------

        Total current liabilities                       669,082,005        484,158,726
                                                    ---------------    ---------------

Long-term debt due after one year                       544,550,000        460,450,000
                                                    ---------------    ---------------

Deferred credits and other liabilities                  307,478,524        329,392,145
                                                    ---------------    ---------------

Minority interests                                      206,537,710        283,886,976
                                                    ---------------    ---------------

Stockholders' equity:
   Common stock                                          36,269,946         36,130,556
   Additional paid-in capital                            97,382,265         81,190,155
   Retained earnings                                  2,613,544,755      2,538,883,994
                                                    ---------------    ---------------
                                                      2,747,196,966      2,656,204,705
   Treasury stock                                      (454,355,795)      (454,744,376)
                                                    ---------------    ---------------

                                                      2,292,841,171      2,201,460,329
                                                    ---------------    ---------------

     Total liabilities and stockholders' equity     $ 4,020,489,410    $ 3,759,348,176
                                                    ===============    ===============

See notes to condensed consolidated financial statements.

Nucor Corporation - Condensed Consolidated Statements of Cash Flows

                                                                 Nine Months (39 Weeks) Ended
                                                              ----------------------------------
                                                               Sept. 28, 2002    Sept. 29, 2001
                                                              ----------------  ----------------
                                                                 (Unaudited)         (Unaudited)
Operating activities:
   Net earnings                                                $ 119,189,397       $  86,495,116
   Adjustments:
        Depreciation of plant and equipment                      228,185,797         219,620,932
        Minority interests                                        66,220,734          72,504,917
        Changes in (exclusive of acquisitions):
          Current assets                                        (176,175,156)        (38,007,895)
          Current liabilities                                    184,319,697          62,616,584
          Other                                                   (9,517,118)         10,367,380
                                                              --------------       -------------

   Cash provided by operating acitivities                        412,223,351         413,597,034
                                                              --------------       -------------
Investing activities:
   Capital expenditures (net)                                   (141,767,128)       (194,822,436)
   Investment in affiliates                                       (5,453,720)                  -
   Proceeds from sale of facility                                          -          15,724,799
   Acquisitions (net of cash acquired)                           (31,065,048)       (114,980,402)
                                                              --------------       -------------

   Cash used in investing activities                            (178,285,896)       (294,078,039)
                                                              --------------       -------------
Financing activities:
   Repayment of long-term debt                                    (1,900,000)                  -
   Distributions to minority interests                          (143,570,000)       (107,712,000)
   Issuance of common stock                                       16,720,081           8,392,462
   Cash dividends                                                (44,528,636)        (39,634,256)
                                                              --------------       -------------

   Cash used in financing activities                            (173,278,555)       (138,953,794)
                                                              --------------       -------------

Increase (decrease) in cash and short-term investments         $  60,658,900       $ (19,434,799)
                                                              ==============       =============

See notes to condensed consolidated financial statements.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements - Unaudited

1. BASIS OF INTERIM PRESENTATION: The information furnished in Part I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The information furnished has not been audited; however, the December 31, 2001 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor's annual report for the fiscal year ended December 31, 2001. Certain amounts for the prior year have been reclassified to conform to the 2002 presentation.

2. SUPPLEMENTAL NON-CASH DISCLOSURE: Non-cash investing and financing activities in the first nine months of 2002 included the assumption of $86,000,000 of bonds and $603,582 of other liabilities acquired with the purchase of substantially all of the assets of Trico Steel Company, LLC ("Trico").

3. INVENTORIES: Inventories consisted of approximately 50% raw materials and supplies, and 50% finished and semi-finished products, at September 28, 2002 (40% and 60%, respectively, at December 31, 2001). Inventories valued on the last-in, first-out (LIFO) method of accounting represent approximately 85% of total inventories as of September 28, 2002 and December 31, 2001. If the first-in, first-out method (FIFO) of accounting had been used, inventories would have been $26,971,126 higher at September 28, 2002 ($8,291,126 higher at December 31, 2001). Use of the lower of cost or market reduced inventories by $528,706 at September 28, 2002 ($6,319,664 at December 31, 2001).

4. CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated probable costs related to compliance. Of the undiscounted total of $75,640,000 in accrued environmental costs at September 28, 2002 ($104,960,000 at December 31, 2001), $47,190,000 was classified in accrued expenses and other current liabilities ($49,210,000 at December 31, 2001) and $28,450,000 was classified in deferred credits and other liabilities ($55,750,000 at December 31, 2001). During the quarter and the nine months ended September 28, 2002, Nucor revised estimates as additional information was obtained. Environmental reserves included in deferred credits and other liabilities decreased by $10,300,000 and $24,313,000, during the quarter and nine months ended September 28, 2002, respectively. In December 2000, the United States Environmental Protection Agency and the Department of Justice announced an agreement with Nucor and certain states that resolved alleged environmental violations. Nucor continues to implement the various components of the consent decree, which involve air and water pollution control technology demonstrations along with other environmental management practices. The accrued environmental costs include the expenses that we expect to incur as a result of the consent decree.

     Contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements, continued

5. OTHER INCOME: In the second quarter of 2002, Nucor received $29,900,000 related to a graphite electrodes anti-trust settlement.

6. AQUISITION: On July 22, 2002, Nucor's wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased substantially all of the assets of Trico for a purchase price of $116,700,000. The purchase price included approximately $86,000,000 of Trico's debt that was assumed by Nucor and is supported by a standby letter of credit. The solid waste disposal revenue bonds assumed are due from 2026 to 2027 and have a variable interest rate that was 2.2% on September 28, 2002.

7. SUBSEQUENT EVENTS - On October 1, 2002, Nucor issued $350,000,000 of 4.875% notes due in 2012. The notes are unsecured and rank equally with all of Nucor's unsecured senior indebtedness. On October 4, 2002, Nucor entered into a new unsecured revolving credit facility with a group of seven banks that provides for up to $425,000,000 in revolving loans (nothing has been borrowed). The credit facility consists of (a) a $125,000,000 364-day revolver with an option to convert amounts outstanding under this facility to a one-year term loan, and (b) a $300,000,000 five-year multi-currency revolver. The new revolving credit facility replaces the previous credit facilities that provided up to $248,000,000 in revolving loans.

     On October 24, 2002, Nucor entered into an interest rate swap agreement with a notional amount of $175,000,000 under which Nucor pays a variable rate of interest and receives a fixed rate of interest over the term of the agreement without the exchange of the underlying notional amounts. The interest rate swap agreement converts Nucor's $175,000,000 6% note payable due in 2009 from a fixed rate obligation to a variable rate obligation. The variable interest rate is the six month LIBOR rate in arrears plus 1.495%.

     On October 29, 2002, the Anti-Trust Division of the Department of Justice granted early termination of the Hart-Scott-Rodino waiting period regarding Nucor's acquisition of substantially all the assets of Birmingham Steel Corporation ("Birmingham Steel"). The Delaware Bankruptcy Court had previously approved the sale of Birmingham Steel's assets to Nucor for $615,000,000. Primary assets to be included in the purchase are Birmingham Steel's four operating mills in Birmingham, Alabama; Kankakee, Illinois; Seattle, Washington and Jackson, Mississippi, with an estimated annual capacity of approximately 2,000,000 tons. Other included assets are the corporate office located in Birmingham, Alabama; the mill in Memphis, Tennessee, which is currently not operating; the assets of Port Everglades Steel Corporation; the assets of the Klean Steel Division; and Birmingham Steel's ownership interest in Richmond Steel Recycling Limited. The purchase also includes approximately $120,000,000 in inventory and receivables. The closing is tentatively scheduled for early December 2002.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements, continued

8.  EARNINGS PER SHARE:

                        Nine Months (39 Weeks) Ended  Three Months (13 Weeks) Ended
                        ----------------------------- -----------------------------
                        Sept. 28, 2002 Sept. 29, 2001 Sept. 28, 2002 Sept. 29, 2001
                        -------------- -------------- -------------- --------------
                          (Unaudited)    (Unaudited)   (Unaudited)     (Unaudited)
                           ---------      ---------     ---------       ---------
Basic:
------

Basic net earnings       $119,189,397   $ 86,495,116   $ 39,178,800   $ 20,463,277
                         ============   ============   ============   ============

Average shares
   outstanding             78,059,305     77,679,151     78,172,063     77,774,788
                         ============   ============   ============   ============

Basic net earnings
   per share             $       1.53   $       1.11   $       0.50   $       0.26
                         ============   ============   ============   ============

Diluted:
--------

Diluted net earnings     $119,189,397   $ 86,495,116   $ 39,178,800   $ 20,463,277
                         ============   ============   ============   ============

Diluted average
   shares outstanding:

   Basic shares
     outstanding           78,059,305     77,679,151     78,172,063     77,774,788
   Dilutive effect of
     employee stock
     options                  206,609         80,089        135,454         70,630
                         ------------   ------------   ------------   ------------

                           78,265,914     77,759,240     78,307,517     77,845,418
                         ============   ============   ============   ============

Diluted net earnings
   per share             $       1.52   $       1.11   $       0.50   $       0.26
                         ============   ============   ============   ============

Nucor Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect our best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) changes in the supply and cost of raw materials, including steel scrap; (2) availability and cost of electricity and natural gas; (3) competitive pressure on sales and pricing; (4) uncertainties surrounding the global economy; (5) U.S. and foreign trade policy affecting steel imports or exports; (6) changes in significant government regulations affecting environmental compliance; and (7) other factors described in the Company's filings with the Securities and Exchange Commission.

Operations

     Net sales for the third quarter of 2002 increased 11% from the third quarter of 2001 primarily due to a 7% increase in total tons shipped to outside customers and to a 3% increase in average sales price per ton from $345 in the third quarter of 2001 to $355 in the third quarter of 2002.

     Net sales for the first nine months of 2002 increased 6% from the first nine months of 2001. Average sales price per ton decreased 2% from $341 in the first nine months of 2001 to $335 in the first nine months of 2002, while total tons shipped to outside customers increased 7%. Nucor established new third quarter and nine-month tonnage records for steel production, total steel shipments and steel shipments to outside customers in 2002. In the first nine months of 2002, steel production was 10,034,000 tons, compared with 9,313,000 tons produced in the first nine months of 2001. Total steel shipments were 9,986,000 tons in the first nine months of 2002, compared with 9,252,000 tons in last year's first nine months. Steel shipments to outside customers were 9,118,000 tons, compared with 8,347,000 tons in the year earlier nine months. Steel joist production during the first nine months of 2002 was 343,000 tons, compared with 404,000 tons a year earlier. Steel deck sales were 235,000 tons, compared with 260,000 tons in last year's first nine months. Cold finished steel sales were 169,000 tons, compared with 161,000 tons in the first nine months of 2001.

     The major component of cost of products sold is raw material costs. The average price of raw materials increased approximately 14% from the third quarter of 2001 to the third quarter of 2002, and increased 4% from the first nine months of 2001 to the first nine months of 2002. The average scrap and scrap substitute cost per ton used increased from $101 in the third quarter of 2001 to $118 in the third quarter of 2002, and increased from $102 in the first nine months of 2001 to $107 in the first nine months of 2002. State income taxes (benefit) of $(287,000) and $(1,827,000) for the third quarter and first nine months of 2002, respectively, have been recorded in cost of products sold ($568,000 and $1,438,000 for the third quarter and first nine months of 2001, respectively).

     Pre-operating, start-up and acquisition expenses of new facilities decreased to $21,700,000 in the third quarter of 2002, compared with $26,900,000 in the third quarter of 2001. For the first nine months of 2002, pre-operating, start-up and acquisition costs decreased to $54,300,000, compared with $67,000,000 in the first nine months of 2001. In 2002, these costs primarily related to the start-up of the Castrip(R) facility in Crawfordsville, Indiana; the new Vulcraft facility in Chemung, New York; and the start-up of Nucor Steel Decatur, LLC. Nucor is now producing prime, saleable coils at the new Crawfordsville facility

Nucor Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

that uses the Castrip technology. Nucor's team in Crawfordsville has also successfully broadened the product capability of the Castrip technology to include both electrical and stainless steels. We continue to make significant progress towards achieving full commercialization of the Castrip process. In the third quarter of 2002, Nucor incurred costs associated with the accelerated start-up of Nucor Steel Decatur, which successfully produced its first heat and cast its first slabs the week of September 16 - less than 60 days after the acquisition. The facility is now regularly processing picked and oiled product for customers on a toll basis and producing hot-rolled steel coils for outside customers. Approximately $10,000,000 of Nucor's third quarter of 2002 pre-operating and start-up costs was attributable to Nucor Steel Decatur. In 2001, pre-operating, start-up and acquisition costs primarily related to the start-up of the new plate mill in Hertford County, North Carolina and the new Vulcraft facility in Chemung, New York.

     During the third quarter and the first nine months of 2002, Nucor revised estimates for environmental reserves as additional information was obtained. Environmental reserves included in deferred credits and other liabilities decreased by $10,300,000 and $24,313,000, during the third quarter and the first nine months of 2002, respectively.

     Gross margins were about 10% for the third quarter of 2002 and about 11% for the first nine months of 2002, compared with about 9% for the third quarter of 2001 and about 10% for the first nine months of 2001.

     Major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased about 8% from the third quarter of 2001 to the third quarter of 2002 and about 2% from the first nine months of 2001 to the first nine months of 2002. Profit sharing costs increased 91% from the third quarter of 2001 to the third quarter of 2002, and increased 37% from the first nine months of 2001 to the first nine months of 2002. Profit sharing costs are based upon and generally fluctuate with pre-tax earnings.

     Interest expense, net of interest income, increased from the third quarter of 2001 to the third quarter of 2002, and increased from the first nine months of 2001 to the first nine months of 2002, due primarily to increased debt and decreased average interest rates on short-term investments.

     Minority interests represent the income attributable to the minority partners of Nucor's less than 100% owned joint venture, Nucor-Yamato Steel Company.

     In the second quarter of 2002, Nucor received $29,900,000 related to a graphite electrodes anti-trust settlement.

     Federal income taxes were at a rate of approximately 34.5% for the third quarter and first nine months of 2002, and approximately 35% for the third quarter and first nine months of 2001.

     Net earnings increased during the third quarter of 2002 compared with the third quarter of 2001 and increased during the first nine months of 2002 compared with the first nine months of 2001 due to increased sales volume, increased margins and decreased pre-operating, start-up and acquisition costs. In addition, the increase in net earnings during the first nine months of 2002 compared to 2001 was attributable to increased other income related to the graphite electrodes anti-trust settlement.

Nucor Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

     The current ratio was 2.4 at the end of the first nine months of 2002, and
2.8 at year-end 2001. The percentage of long-term debt to total capital was 18% at the end of the first nine months of 2002, and 16% at year-end 2001.

     During 2000, we negotiated an agreement with the Environmental Protection Agency. We paid a $9,000,000 penalty in July 2001 and agreed to spend another $4,000,000 in Supplemental Environmental Projects under the agreement. We do not anticipate that the cost of complying with the terms of this decree will materially impact our liquidity.

     Capital expenditures decreased 27% from the first nine months of 2001 to the first nine months of 2002. In addition, during the first quarter of 2001, Nucor purchased substantially all of the assets of Auburn Steel Company, Inc.'s steel bar facility for approximately $115,000,000. On July 22, 2002, Nucor's wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased substantially all of the assets of Trico for a purchase price of $117,700,000. The purchase price included approximately $86,604,000 of Trico's debt and other current liabilities that were assumed by Nucor. Located in Decatur, Alabama, the sheet steel facility originally began operations in 1997; its annual capacity of approximately 1,900,000 tons will increase Nucor's capacity for sheet production by about 30%. The acquisitions were not material to the consolidated financial statements and did not result in material goodwill or other intangible assets. Capital expenditures are projected to be less than $200,000,000 for all of 2002.

     Funds provided from operations, existing credit facilities, and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. On October 1, 2002, Nucor issued $350,000,000 of 4.875% notes due in 2012. The notes are unsecured and rank equally with all of Nucor's unsecured senior indebtedness. Also in October 2002, Nucor entered into a new revolving unsecured credit facility that will provide for up to $425,000,000 in revolving loans (nothing has been borrowed). The new revolving credit facility replaces the previous credit facilities that provided up to $248,000,000 in revolving loans.

     In May 2002, Nucor signed a definitive agreement to purchase substantially all of the assets of Birmingham Steel for $615,000,000 in cash. Primary assets to be included in the purchase are Birmingham Steel's four operating mills in Birmingham, Alabama; Kankakee, Illinois; Seattle, Washington and Jackson, Mississippi, with a combined annual capacity of approximately 2,000,000 tons. Other included assets are the corporate office located in Birmingham, Alabama; the mill in Memphis, Tennessee, which is currently not operating; the assets of Port Everglades Steel Corporation; the assets of the Klean Steel Division; and Birmingham Steel's ownership in Richmond Steel Recycling Limited. The purchase also includes approximately $120,000,000 in inventory and receivables.

     As required by the definitive agreement, Birmingham Steel filed for Chapter 11 Bankruptcy pursuant to a pre-arranged plan, which was agreed to by us, Birmingham Steel and a substantial majority of its secured creditors. In September of 2002, the United States Bankruptcy Court for the District of Delaware approved the sale of substantially all of the assets of Birmingham to Nucor. On October 29, 2002, the Anti-Trust Division of the Department of Justice granted early termination of the Hart-Scott-Rodino waiting period regarding Nucor's acquisition of such assets. The closing of the transaction is tentatively scheduled for early December 2002.

Nucor Corporation - Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

     Nucor's directors have approved the purchase of up to 15,000,000 shares of Nucor common stock. There were no repurchases during the first nine months of 2002 or 2001. Since the inception of the stock repurchase program in 1998, a total of approximately 10,800,000 shares have been repurchased at a total cost of about $444,500,000.

Item 4 - Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation or any corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     Nucor is involved in various legal and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. Nucor does not believe that any such proceedings (including matters relating to contracts, torts, taxes, warranties and insurance) will have a material adverse effect on its business, operating results, financial condition or cash flows.

Item 5 - Other Information

       In March 2002, the Board of Directors adopted a severance policy covering its senior officers, including the Company's Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer, that will provide them with additional compensation upon retirement, resignation, or termination of their employment, contingent upon the senior officer entering into a two-year covenant not to compete. Those senior officers under the age of 55 at termination will receive the greater of one month of their base salary for each year of service or the value of their forfeitable stock at termination. Those senior officers 55 or older at termination are fully vested in their forfeitable stock and will receive one month of their base salary for each year of service.

Item 6 - Exhibits and Reports on Form 8-K

a. List of Exhibits:

         Exhibit No.       Description of Exhibit
         ----------        ----------------------

            10 Senior Officers Severance Policy as Adopted by the Board of Directors

            99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

            99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

        On August 8, 2002, Nucor filed a current report on Form 8-K under Item 9 reporting that the Principal Executive Officer, Daniel R. DiMicco, and the Principal Financial Officer, Terry S. Lisenby, had submitted statements required by United States Securities and Exchange Commission Order No. 4-460.

        On October 3, 2002, Nucor filed a current report on Form 8-K under Item 5 concerning the issuance of $350,000,000 of 4.875% Notes due 2012. The notes are unsecured and rank equally with all of the Company's unsecured senior indebtedness outstanding from time to time. The notes were not registered under the Securities Act of 1933, as amended (the "Securities Act") or any state securities laws; however, the Company has agreed to offer to exchange the notes for a new issue of substantially identical notes that will be registered under the Securities Act. The notes were sold only to qualified institutional buyers in the United States and to non-U.S. persons in offshore transactions. The notes may not be resold in the United States absent registration or an applicable exemption from registration requirements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

                                   NUCOR CORPORATION

                                   By:    /s/ Terry S. Lisenby
                                     ------------------------------------------
                                       Terry S. Lisenby
                                       Chief Financial Officer, Treasurer
                                       and Executive Vice President


Dated:  November 8, 2002

                                NUCOR CORPORATION
                           Section 302 Certifications

Certification of Principal Executive Officer

I, Daniel R. DiMicco, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Nucor Corporation;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002                                    /s/ Daniel R. DiMicco
                                                    -----------------------
                                                    Daniel R. DiMicco
                                                    Vice Chairman, President and
                                                    Chief Executive Officer

Certification of Principal Financial Officer

I, Terry S. Lisenby, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Nucor Corporation;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of or most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002                            /s/ Terry S. Lisenby
                                            ----------------------
                                            Terry S. Lisenby
                                            Chief Financial Officer, Treasurer
                                            and Executive Vice President

                                NUCOR CORPORATION
               List of exhibits to Form 10-Q - September 28, 2002

Exhibit No.       Description of Exhibit
----------        ----------------------

   10             Senior Officers Severance Policy as Adopted by the Board of
                  Directors

   99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002