Form 10-K
period 2002-12-31
NUCOR CORP
filed 2003-03-25
CIK 73309

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

Commission file number 1-4119

NUCOR CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1860817 (I.R.S. employer identification no.)

2100 Rexford Road, Charlotte, North Carolina (Address of principal executive offices)	28211 (Zip code)

Registrant’s telephone number, including area code: (704) 366-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, par value $.40 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indication by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indication by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):Yes ☒ No ☐

Aggregate market value of common stock held by non-affiliates was $ 5,054,773,192 based upon the closing sales price of the Registrant’s common stock on June 28, 2002.

78,182,838 shares of common stock were outstanding at February 28, 2003.

Documents incorporated by reference include: Portions of 2002 Annual Report (Parts I, II, and IV), and Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003 (Parts II and III).

PART I

Item 1.            Business

Nucor Corporation was incorporated in Delaware in 1958. The business of Nucor Corporation and its subsidiaries is the manufacture and sale of steel and steel products, which accounted for all of the sales and the majority of the earnings in 2002 and 2001, and all of the sales and earnings in 2000. The earnings in 2002 include a pre-tax gain of $29,900,000 related to a graphite electrodes anti-trust settlement. The earnings of 2001 include a pre-tax gain of $20,200,000 from the sale of Nucor Iron Carbide, Inc. in Trinidad.

Nucor reports its results in two segments, steel mills and steel products. Net sales to external customers, intercompany sales, depreciation expense, earnings before income taxes, assets and capital expenditures by segment for each of the three years in the period ended December 31, 2002, are set forth in Note 14 of Notes to Consolidated Financial Statements of the 2002 Annual Report, which note is hereby incorporated by reference.

Principal products from the steel mills segment are hot-rolled steel (angles, rounds, flats, channels, sheet, wide-flange beams, pilings, billets, blooms, beam blanks and plate) and cold-rolled steel. Principal products from the steel products segment are steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. Hot-rolled steel is manufactured principally from scrap, utilizing electric arc furnaces, continuous casting and automated rolling mills. Cold-rolled steel, cold finished steel, steel joists and joist girders, and steel fasteners are manufactured by further processing of hot-rolled steel. Steel deck is manufactured from cold-rolled steel.

In the steel mills segment, hot-rolled and cold-rolled sheet steel are produced to customer orders. In addition, other hot-rolled and cold-rolled steel are manufactured in standard sizes and inventories are maintained. In 2002, approximately 90% of the steel mills segment production was sold to non-affiliated customers; the remainder was used internally by the steel products segment. Hot-rolled steel and cold-rolled steel are sold primarily to steel service centers, fabricators and manufacturers throughout the United States.

In the steel products segment, steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm fixed-price contracts and are normally competitively bid against other suppliers. Cold finished steel and steel fasteners are manufactured in standard sizes and inventories are maintained. Cold finished steel and steel fasteners are sold primarily to distributors and manufacturers throughout the United States.

The primary raw material for the steel mills segment is ferrous scrap, which is acquired from numerous sources throughout the country. The steel mills are large consumers of electricity and gas. Nucor sometimes uses natural gas purchase contracts to partially manage its exposure to price risk of natural gas that is used during the manufacturing process. The primary raw material for the steel products segment is steel, which is primarily purchased from the steel mills segment. Supplies of raw materials and energy have been, and are expected to be, adequate to operate the facilities.

Products from both segments are marketed principally through in-house sales forces. The principal competitive factors are price and service. Considerable competition exists from numerous domestic manufacturers and foreign imports. During 2000 and 2001, imports of steel increased significantly, much of it at illegally dumped prices. In March 2002, President Bush imposed a series of tariffs for many products over a three-year period that helped reduce the flood of imports. The tariffs range from 8% to 30% in the first year, then decline to 7% to 24% in the second year and 6% to 18% in the third year. The International Trade Commission (“ITC”) has scheduled a section 204 mid-term review of the tariffs to evaluate their effectiveness. The Bush administration will then make a final decision on whether to maintain the tariffs, reduce them more quickly or end the tariffs prior to their scheduled expiration. The steel industry has advanced several additional trade actions against dumped imports; however, since the implementation of

Item 1.            Business, continued

the tariffs in March 2002, the ITC generally has ruled against the U.S. steel industry regarding incremental duties and tariffs.

Nucor believes that the most significant factors with respect to its competitive position are the low cost and efficiency of its production processes. The markets that Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions.

On July 22, 2002, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased substantially all of the assets of Trico Steel Company, LLC (“Trico”) for a purchase price of $117,700,000. The purchase price included approximately $86,000,000 of Trico’s debt that was assumed by Nucor. Located in Decatur, Alabama, the sheet steel facility originally began operations in 1997 and has an annual capacity of approximately 1,900,000 tons. This acquisition was not material to the consolidated financial statements and did not result in goodwill or other intangible assets.

On December 9, 2002, Nucor and certain of its wholly owned subsidiaries purchased substantially all of the assets of Birmingham Steel Corporation (“Birmingham Steel”) for a cash purchase price, excluding transaction costs, of approximately $615,000,000, including $116,900,000 in inventory and receivables. Primary assets purchased were Birmingham Steel’s four operating mills in Birmingham, Alabama; Kankakee, Illinois; Seattle, Washington; and Jackson, Mississippi, with a combined annual capacity of approximately 2,000,000 tons. This acquisition did not result in goodwill or other intangible assets.

Nucor began operations of its 100% owned Castrip® facility in Crawfordsville, Indiana, in May 2002. This facility uses the breakthrough technology of strip casting, to which Nucor holds exclusive rights in the United States and Brazil. Strip casting involves the direct casting of molten steel into final shape and thickness without further hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology. This process also reduces the overall environmental impact of producing steel through significantly lower emissions, particularly NOx. Our team in Crawfordsville has succeeded in producing prime, saleable coils, and the plant is now staffed to operate 24 hours a day, seven days a week.

In April 2002, Nucor entered a joint venture with The Rio Tinto Group, Mitsubishi Corporation and Chinese steel maker, Shougang Corporation, to construct a commercial HIsmelt plant in Kwinana, Western Australia. Demolition of the pilot plant is completed and construction of the commercial facility has begun. The HIsmelt process converts iron ore fines and coal fines directly to liquid metal eliminating the need for a blast furnace, sinter/pellet plants and coke ovens. The HIsmelt technology would offer an alternative supply of high-quality iron units as a scrap substitute. Nucor has a 25% interest in the joint venture that owns the HIsmelt commercial plant.

Nucor’s backlog of orders at December 31, 2002 was about $816,000,000 ($628,000,000 in the steel mills segment and $188,000,000 in the steel products segment). Nucor’s backlog of orders at December 31, 2001 was about $794,000,000 ($632,000,000 in the steel mills segment and $162,000,000 in the steel products segment). These backlogs are normally filled within one year.

Nucor is highly decentralized and has approximately 48 employees in its executive offices. All of Nucor’s 9,800 employees are engaged in its steel mills and steel products businesses.

Additional information on Nucor’s business is incorporated by reference to Nucor’s 2002 annual report, pages 9 through 17.

Nucor’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available without charge through Nucor’s website, www.nucor.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2.            Properties

Our principal operating facilities by segment are as follows:

Location	Approximate square footage of facilities	Principal products

Steel mills:
Blytheville, Arkansas	2,180,000	Steel shapes
Berkeley, South Carolina	1,940,000	Flat-rolled steel, steel shapes
Crawfordsville, Indiana	1,800,000	Flat-rolled steel
Norfolk, Nebraska	1,420,000	Steel shapes
Hickman, Arkansas	1,360,000	Flat-rolled steel
Plymouth, Utah	1,170,000	Steel shapes
Darlington, South Carolina	1,130,000	Steel shapes
Hertford County, North Carolina	1,000,000	Steel plate
Jewett, Texas	950,000	Steel shapes
Decatur, Alabama	670,000	Flat-rolled steel
Seattle, Washington	660,000	Steel shapes
Auburn, New York	400,000	Steel shapes
Kankakee, Illinois	370,000	Steel shapes
Jackson, Mississippi	340,000	Steel shapes
Birmingham, Alabama	290,000	Steel shapes
Steel products:
Norfolk, Nebraska	970,000	Joists, deck
Brigham City, Utah	750,000	Joists
Grapeland, Texas	570,000	Joists, deck
Chemung, New York	550,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Florence, South Carolina	530,000	Joists, deck
Fort Payne, Alabama	460,000	Joists, deck

Our steel mills segment also includes a distribution center in Pompano Beach, Florida. In the steel products segment, we have additional operating facilities in St. Joe and Waterloo, Indiana; Terrell, Texas; Dallas, Georgia; and Swansea, South Carolina. During 2002, the average utilization rate of all operating facilities in the steel mills and steel products segments were approximately 91% and 68% of production capacity, respectively.

Item 3.            Legal Proceedings

In December 2000, the United States Environmental Protection Agency and the Department of Justice announced an agreement with Nucor and certain states that resolved alleged environmental violations. Under the terms of the agreement or Consent Decree, Nucor will pilot new air pollution control technology and will evaluate and improve, as appropriate, its water pollution control systems. Nucor will also evaluate and remediate any contamination that may be present on its sites. In July 2001, Nucor paid a $9,000,000 penalty and has agreed to spend another $4,000,000 in Supplemental Environmental Projects under this Consent Decree. As part of the Consent Decree, Nucor is implementing an Environmental Management System throughout its operations. The agreement is comprehensive and involves eight Nucor steel mills and six Vulcraft facilities throughout the nation. Nucor is involved in various judicial and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. Nucor does not believe that any such proceedings (including matters relating to contracts, torts, taxes, warranties and insurance) will have a material adverse effect on its business, operating results, financial condition or cash flows.

Item 4.            Submission of Matters to a Vote of Security Holders

None during quarter ended December 31, 2002.

Executive Officers of the Registrant

The names, ages and positions held by the executive officers of Nucor as of the date of this Form 10-K are as follows:

Daniel R. DiMicco (52) - Mr. DiMicco has been a director of Nucor since 2000 and was elected as Vice Chairman in June 2001. Mr. DiMicco’s term as director expires at the 2004 annual meeting. Mr. DiMicco has served as Nucor’s President and Chief Executive Officer since September 2000. He previously served as Nucor’s Executive Vice President from 1999 to 2000 and Vice President from 1992 to 1999.

Terry S. Lisenby (51) - Mr. Lisenby has been Chief Financial Officer, Treasurer and Executive Vice President since January 2000. He previously served as Nucor’s Vice President and Corporate Controller from 1991 to 1999. Mr. Lisenby began his career with Nucor as Corporate Controller in 1985.

John J. Ferriola (50) - Mr. Ferriola has been an Executive Vice President of Nucor since January 2002 and a Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

Hamilton Lott, Jr. (53) - Mr. Lott has been an Executive Vice President of Nucor since September 1999 and a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

D. Michael Parrish (50) - Mr. Parrish has been an Executive Vice President of Nucor since November 1998 and a Vice President from 1990 to 1998. He was General Manager of Nucor Steel, Hickman, Arkansas from 1995 to 1998; General Manager of Nucor Steel, Jewett, Texas from 1991 to 1995; General Manager of Vulcraft, Brigham City, Utah from 1989 to 1991; Production Manager of Vulcraft, Fort Payne, Alabama from 1986 to 1989; Engineering Manager of Vulcraft, Brigham City, Utah from 1981 to 1986; and Engineer at Vulcraft, Saint Joe, Indiana from 1975 to 1981.

Joseph A. Rutkowski (48) - Mr. Rutkowski has been an Executive Vice President of Nucor since November 1998 and a Vice President from 1993 to 1998. He was General Manager of Nucor Steel, Hertford, North Carolina, from August 1998 to November 1998; General Manager of Nucor Steel, Darlington, South Carolina from 1992 to 1998; Manager of Melting and Casting of Nucor Steel, Plymouth, Utah from 1991 to 1992; and Manager of Nucor Cold Finish, Norfolk, Nebraska from 1989 to 1991.

James M. Coblin (59) - Mr. Coblin has been Vice President of Human Resources since January 2000. He previously served as Nucor’s General Manager of Human Resources from 1996 to 1999. Mr. Coblin began his career with Nucor as Manager of Personnel Service in 1986.

PART II

Item 5.            Market for Registrant’s Common Stock and Related Stockholder Matters

The information regarding the market of Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2002 Annual Report, pages 25 and 42. The information regarding the number of securities issuable under equity compensation plans and the related weighted-average exercise price is incorporated by reference to Nucor’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003 (the “Proxy Statement”).

Item 6.            Selected Financial Data

Incorporated by reference to Nucor’s 2002 Annual Report, page 25.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to Nucor’s 2002 Annual Report, page 2 and pages 18 through 21.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Some of Nucor’s industrial revenue bonds have variable interest rates that are adjusted weekly, monthly or annually. Additionally, Nucor entered into an interest rate swap agreement, converting a note payable of $175,000,000 from a fixed rate obligation to a variable rate obligation. Nucor’s remaining debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

Item 8.            Financial Statements and Supplementary Data

Incorporated by reference to Nucor’s 2002 Annual Report, pages 26 through 39.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.          Directors and Executive Officers

The information regarding Nucor’s directors contained on page 3 of the Proxy Statement under the caption “Election of Directors” and the information regarding Nucor’s directors and executive officers contained on page 12 of the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Pursuant to Item 401(b) of Regulation S-K, executive officers of Nucor are reported in Part I of this report.

Item 11.          Executive Compensation

Incorporated by reference to Nucor’s Proxy Statement

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Nucor’s Proxy Statement.

Item 13.          Certain Relationships and Related Transactions

None.

Item 14.          Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation or any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:

The following consolidated financial statements and the report of independent accountants are incorporated herein by reference to Nucor Corporation’s 2002 Annual Report, pages 26 through 39:

•         Consolidated balance sheets - December 31, 2002 and 2001

•         Consolidated statements of earnings - Years ended December 31, 2002, 2001 and 2000

•         Consolidated statements of stockholders’ equity - Years ended December 31, 2002, 2001 and 2000

•         Consolidated statements of cash flows - Years ended December 31, 2002, 2001 and 2000

•         Notes to consolidated financial statements

•         Report of independent accountants

Financial Statement Schedules:

All schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

2

Asset Purchase Agreement, dated May 30, 2002, by and between JAR Acquisition Corp., the Company, Birmingham Steel, Birmingham Southeast, LLC and Port Everglades Steel Corporation (incorporated by reference to Form 8-K dated December 20, 2002)

2(i)

Purchase Agreement, dated as of September 26, 2002, between Nucor Corporation and Banc of America Securities LLC, Wachovia Securities, Inc., Banc One Capital Markets, Inc., CIBC World Markets Corp. and BNY Capital Markets, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

2(ii)*	Asset Purchase Agreement by and among Trico Steel Company, L.L.C., Nucor Steel Decatur, LLC (formerly Nucor Steel Alabama, LLC) and Nucor Corporation, dated as of November 9, 2001
3	Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1990)
3(i)	Certificate of amendment dated May 14, 1992, to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1992)
3(ii)	Certificate of amendment dated May 14, 1998, to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1998)
3(iii)	Certificate of Designations dated March 8, 2001 to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 2001)
3(iv)	By-Laws as amended December 4, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2001)
4	Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4 to Nucor’s Form 8-K filed March 9, 2001)
4(i)	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee. (incorporated by reference to Form S-4 filed December 13, 2002)
4(ii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee. (incorporated by reference to Form S-4 filed December 13, 2002)
4(iii)

Exchange and Registration Rights Agreement, dated as of October 1, 2002, by and among Nucor Corporation, Banc of America Securities LLC and Wachovia Securities, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

4(iv)	Form of 4.875% Note due 2012 (included in Exhibit 4(ii) above) (incorporated by reference to Form S-4 filed December 13, 2002)
10	Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)
10(i)	Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)
10(ii)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)
10(iii)	Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)
10(iv)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)
10(v)	Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)
10(vi)	Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)
10(vii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)
10(viii)	Multi-Year Revolving Credit Agreement, dated as of October 4, 2002 (incorporated by reference to Form S-4/A dated February 28, 2003)
10(ix)	364-Day Revolving Credit Agreement, dated as of October 4, 2002 (incorporated by reference to Form S-4/A dated February 28, 2003)

Exhibits, continued:

10(x) *	Senior Officers Severance Policy as Adopted by the Board of Directors, as amended on December 10, 2002 (1)
13 *	2002 Annual Report (portions incorporated by reference)
21 *	Subsidiaries
23 *	Consent of independent accountants
24 *	Powers of attorney
99(i)

United States District Court, District of South Carolina, Florence Division; United States of America, Plaintiff, the States of Arkansas, Nebraska, and Utah, Plaintiff-Interveners v. Nucor Corporation, Defendant; Consent Decree (incorporated by reference to Form 10-K for year ended December 31, 2000)

99(ii) *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(iii) *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

      *    Filed herewith.

   (1)    Indicates a management contract or compensatory plan or arrangement.

Reports on Form 8-K:

On October 3, 2002, Nucor filed a current report on Form 8-K under Item 5 concerning the issuance of $350,000,000 of 4.875% Notes due 2012. The notes are unsecured and rank equally with all of the Company’s unsecured senior indebtedness outstanding from time to time.

On December 20, 2002, Nucor filed a current report on Form 8-K under Item 2 concerning the purchase of substantially all of the assets of Birmingham Steel Corporation (“Birmingham Steel”) for a cash purchase price of approximately $615,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed (1) by the Registrant, and (2) on behalf of the Registrant, by its principal executive, financial and accounting officers, and its directors.

NUCOR CORPORATION

By:	/s/ DANIEL R. DIMICCO		* PETER C. BROWNING

	Daniel R. DiMicco Vice Chairman, President and Chief Executive Officer		Peter C. Browning Non-Executive Chairman

	/s/ DANIEL R. DIMICCO		* CLAYTON C. DALEY, JR

	Daniel R. DiMicco Vice Chairman, President and Chief Executive Officer		Clayton C. Daley, Jr. Director

	/s/ TERRY S. LISENBY		* HARVEY B. GANTT

	Terry S. Lisenby Chief Financial Officer, Treasurer and Executive Vice President		Harvey B. Gantt Director

	/s/ JAMES D. FRIAS		* VICTORIA F. HAYNES

	James D. Frias Corporate Controller and General Manager		Victoria F. Haynes Director

* JAMES D. HLAVACEK

James D. Hlavacek Director

* RAYMOND J. MILCHOVICH

Raymond J. Milchovich Director

* THOMAS A. WALTERMIRE

Thomas A. Waltermire Director

		*By	/s/ TERRY S. LISENBY

Terry S. Lisenby Attorney-in-fact

Dated: March 24, 2003

NUCOR CORPORATION
Section 302 Certifications

Certification of Principal Executive Officer

I, Daniel R. DiMicco, certify that:

1.        I have reviewed this annual report on Form 10-K of Nucor Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003	/s/ Daniel R. DiMicco

Daniel R. DiMicco Vice Chairman, President and Chief Executive Officer

Certification of Principal Financial Officer

I, Terry S. Lisenby, certify that:

1.        I have reviewed this annual report on Form 10-K of Nucor Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003	/s/ Terry S. Lisenby

Terry S. Lisenby Chief Financial Officer, Treasurer and Executive Vice President

NUCOR CORPORATION
List of exhibits to Form 10-K – December 31, 2002

Exhibit No	Description of Exhibit

2(ii)	Asset Purchase Agreement by and among Trico Steel Company, L.L.C., Nucor Steel Decatur, LLC (formerly Nucor Steel Alabama, LLC) and Nucor Corporation, dated as of November 9, 2001

10(x)	Senior Officers Severance Policy as Adopted by the Board of Directors, as amended on December 10, 2002

13	2002 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of independent accountants

24	Powers of attorney

99(ii)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(iii)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002