Form 10-Q
period 2003-04-05
NUCOR CORP
filed 2003-05-07
CIK 73309

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 5, 2003

Commission file number 1-4119

NUCOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1860817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Rexford Road, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

(704) 366-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):  Yes  ☒.  No  ☐.

78,184,573 shares of common stock were outstanding at April 5, 2003.

NUCOR CORPORATION

FORM 10-Q

APRIL 5, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months (13 Weeks) Ended
	April 5, 2003	March 30, 2002
Net sales	$1,480,270,987	$1,080,636,981

Costs, expenses and other:
Cost of products sold	1,406,424,888	979,737,617
Marketing, administrative and other expenses	40,190,832	37,273,774
Interest expense, net	7,067,283	2,912,045
Minority interests	6,239,080	29,750,250
Other income	(2,300,855)	—

	1,457,621,228	1,049,673,686

Earnings before income taxes	22,649,759	30,963,295
Provision for income taxes	4,868,000	10,701,000

Net earnings	$17,781,759	$20,262,295

Net earnings per share:
Basic	$0.23	$0.26

Diluted	$0.23	$0.26

Average shares outstanding:
Basic	78,182,200	77,917,864
Diluted	78,197,421	78,128,774
Dividends declared per share	$0.20	$0.19

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

	April 5, 2003	Dec. 31, 2002
Assets
Current assets:
Cash and short-term investments	$181,710,401	$219,004,868
Accounts receivable	483,462,648	483,607,972
Inventories	624,714,969	588,989,548
Other current assets	136,073,129	123,759,260

Total current assets	1,425,961,147	1,415,361,648
Property, plant and equipment	2,917,969,839	2,932,058,102
Other assets	38,399,819	33,581,467

Total assets	$4,382,330,805	$4,381,001,217

Liabilities and stockholders’ equity
Current liabilities:
Long-term debt due within one year	$—	$16,000,000
Accounts payable	326,768,615	247,229,067
Federal income taxes	11,111,039	8,948,999
Salaries, wages and related accruals	92,375,170	116,246,817
Accrued expenses and other current liabilities	203,333,108	203,110,945

Total current liabilities	633,587,932	591,535,828

Long-term debt due after one year	878,550,000	878,550,000

Deferred credits and other liabilities	371,277,976	371,271,399

Minority interests	173,598,425	216,654,501

Stockholders’ equity:
Common stock	36,271,453	36,271,453
Additional paid-in capital	99,415,642	99,395,806
Retained earnings	2,643,725,996	2,641,581,152

	2,779,413,091	2,777,248,411
Treasury stock	(454,096,619)	(454,258,922)

Total stockholders’ equity	2,325,316,472	2,322,989,489

Total liabilities and stockholders’ equity	$4,382,330,805	$4,381,001,217

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months (13 Weeks) Ended
	April 5, 2003	March 30, 2002
Operating activities:
Net earnings	$17,781,759	$20,262,295
Adjustments:
Depreciation of plant and equipment	91,459,693	75,715,271
Deferred income taxes	6,100,000	—
Minority interests	6,237,924	29,750,252
Changes in (exclusive of acquisitions and dispositions):
Current assets	(47,956,766)	(27,895,608)
Current liabilities	58,052,104	65,847,305
Other	(3,873,828)	(5,449,482)

Cash provided by operating activities	127,800,886	158,230,033

Investing activities:
Capital expenditures	(42,296,476)	(48,097,309)
Investment in affiliates	(7,108,690)	(2,330,500)
Acquisitions (net of cash acquired)	(34,941,411)	—

Cash used in investing activities	(84,346,577)	(50,427,809)

Financing activities:
Repayment of long-term debt	(16,000,000)	—
Issuance of common stock	182,139	9,966,199
Distributions to minority interests	(49,294,000)	(109,074,000)
Cash dividends	(15,636,915)	(14,826,056)

Cash used in financing activities	(80,748,776)	(113,933,857)

Decrease in cash and short-term investments	$(37,294,467)	$(6,131,633)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2002 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2002. Certain amounts for the prior year have been reclassified to conform to the 2003 presentation.

2.	INVENTORIES: Inventories consist of approximately 43% raw materials and supplies, and 57% finished and semi-finished products, at April 5, 2003 (40% and 60%, respectively at December 31, 2002). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 79% of total inventories as of April 5, 2003 and 77% of total inventories as of December 31, 2002. If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $49,028,000 higher at April 5, 2003 ($42,608,000 at December 31, 2002). Use of the lower of cost or market reduced inventories by $1,283,000 at April 5, 2003 ($1,319,000 at December 31, 2002).

3.	ACCOUNTING FOR STOCK OPTIONS: Nucor accounts for stock options granted to employees and directors using the intrinsic value method, under which no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, net earnings and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended
	April 5, 2003	March 30, 2002
Net earnings – as reported	$17,781,759	$20,262,295

Pro forma stock-based compensation cost	(1,537,565)	(1,170,513)

Net earnings – pro forma	$16,244,194	$19,091,782

Net earnings per share – as reported:
Basic	$0.23	$0.26
Diluted	0.23	0.26
Net earnings per share – pro forma:
Basic	0.21	0.25
Diluted	0.21	0.24

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

4.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities, and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $63,597,000 of accrued environmental costs at April 5, 2003 ($82,768,000 at December 31, 2002), $25,497,000 was classified in accrued expenses and other current liabilities ($37,418,000 at December 31, 2002) and $38,100,000 was classified in deferred credits and other liabilities ($45,350,000 at December 31, 2002). The decrease in accrued environmental costs is primarily due to a cash payment of $15,000,000 in the first quarter for settlement of a lawsuit. This amount had previously been accrued. During the quarter ended April 5, 2003, Nucor revised estimates as additional information was obtained. Environmental reserves decreased by $2,670,000 during the three months ended April 5, 2003 as a result of the revised estimates. The majority of the change in estimate related to Nucor-Yamato Steel Company, of which Nucor owns 51%.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

5.	OTHER INCOME: In the first quarter of 2003, Nucor received $2,300,000 related to a graphite electrodes anti-trust settlement.

6.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense (income), minority interests, other income and certain marketing, administrative and other expenses, such as changes in the LIFO reserve and environmental accruals, are shown under Corporate/eliminations/other. Corporate assets primarily include cash and short-term investments, deferred income tax assets and investment in affiliates.

	Three Months (13 Weeks) Ended
	April 5, 2003	March 30, 2002
Net sales to external customers:
Steel mills	$1,297,879,486	$927,038,746
Steel products	182,391,501	153,598,235

	$1,480,270,987	$1,080,636,981

Intercompany sales:
Steel mills	$111,065,795	$73,712,507
Steel products	859,028	859,819
Corporate/eliminations/other	(111,924,823)	(74,572,326)

	$—	$—

Earnings before income taxes:
Steel mills	$54,568,451	$78,276,940
Steel products	(9,147,654)	(3,126,290)
Corporate/eliminations/other	(22,771,038)	(44,187,355)

	$22,649,759	$30,963,295

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	April 5, 2003	Dec. 31, 2002
Segment assets:
Steel mills	$3,960,809,282	$4,017,013,672
Steel products	312,411,438	302,444,958
Corporate/eliminations/other	109,110,085	61,542,587

	$4,382,330,805	$4,381,001,217

7.	ACQUISITION: On March 24, 2003, Nucor’s wholly owned subsidiary, Nucor Steel Kingman, LLC, purchased substantially all of the assets of the Kingman, Arizona steel facility of North Star Steel (“North Star”) for approximately $35,000,000. The purchase price did not include working capital and Nucor assumed no material liabilities of the North Star operation.

8.	EARNINGS PER SHARE: The computations of basic and diluted earnings per share are as follows:

	Three Months (13 Weeks) Ended
	April 5, 2003	March 30, 2002
Basic earnings per share:
Basic net earnings	$17,781,759	$20,262,295

Average shares outstanding	78,182,200	77,917,864

Basic earnings per share	$0.23	$0.26

Diluted earnings per share:
Diluted net earnings	$17,781,759	$20,262,295

Diluted average shares outstanding:
Basic shares outstanding	78,182,200	77,917,864
Dilutive effect of stock options	15,221	210,910

	78,197,421	78,128,774

Diluted earnings per share	$0.23	$0.26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that other factors will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed herein. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and the changes in the supply and cost of raw materials, including steel scrap; (2) availability and cost of electricity and natural gas; (3) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (4) uncertainties surrounding the global economy, including excess world capacity for steel production; (5) U.S. and foreign trade policy affecting steel imports or exports, including adjustments, repeals or lapses of existing U.S. tariffs on imported steel and adverse outcomes of pending and future trade cases alleging unlawful practices in connection with the importing of steel into the U.S.; (6) changes in significant government regulations affecting environmental compliance; (7) the cyclical nature of the domestic steel industry; (8) capital investments and their impact on the Company’s performance; (9) our safety performance; and (10) other factors described in the Company’s filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed financial statements included elsewhere in this report, as well as the audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2002.

Operations

Net sales for the first quarter of 2003 increased 37% to $1,480,300,000, compared with $1,080,600,000 in the first quarter of 2002. The increase was primarily due to a 33% increase in total tons shipped to outside customers and to a 3% increase in average sales price per ton from $332 in the first quarter of 2002 to $342 in the first quarter of 2003. The increase in total tons shipped was driven by the acquisitions of the assets of Trico Steel Company, LLC in July 2002 and the assets of Birmingham Steel Corporation in December 2002. Excluding the increases resulting from these acquisitions, total tons shipped to outside customers increased 7% from the first quarter of 2002 to the first quarter of 2003.

During the first quarter, Nucor established new records in its steel mills segment for steel production, total steel shipments and steel sales to outside customers. Steel production was 4,258,000 tons in the first quarter, compared with 3,237,000 tons produced in the first quarter of 2002. Total steel shipments were 4,346,000 tons, compared with 3,272,000 tons in last year’s first quarter. Steel sales to outside customers were 4,040,000 tons, compared with 3,023,000 tons in last year’s first quarter. In the steel products segment, steel joist production during the first quarter was 107,000 tons, compared with 94,000 tons in the first quarter of 2002. Steel deck sales were 80,000 tons, compared with 61,000 tons in last year’s first quarter. Cold finished steel sales were 69,000 tons, compared with 51,000 tons in the first quarter of 2002.

The major component of cost of products sold is raw material costs. In the first quarter of 2003, the average price of raw materials increased 22% from the first quarter of 2002. The average prices of raw materials used in the steel mills segment and the steel products segment increased 24% and 10%, respectively, from the first quarter of 2002. The average scrap and scrap substitute cost per ton used in our steel mills segment was $122 in the first quarter of 2003, an increase of 27% from $96 in the first quarter of 2002. Another component of costs of products sold is energy costs. Total energy costs increased approximately $4 per ton from the first quarter of 2002 to the first quarter of 2003.

Pre-operating and start-up costs of new facilities increased to $26,700,000 in the first quarter of 2003, compared with $23,500,000 in the first quarter of 2002. For the first quarter of 2003, these costs primarily related to the start-up of the sheet mill in Decatur, Alabama (formerly Trico Steel Company, LLC) and the

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

new Castrip® facility at our sheet mill in Crawfordsville, Indiana. In the first quarter of 2002, these costs primarily related to the start-up of the plate mill in Hertford County, North Carolina and the Vulcraft facility in Chemung, New York.

During the quarter ended April 5, 2003, Nucor revised estimates for environmental reserves as additional information was obtained. Environmental reserves decreased by $2,670,000 during the three months ended April 5, 2003 as a result of the revised estimates. The majority of the change in estimate related to Nucor-Yamato Steel Company, of which Nucor owns 51%; therefore, the effect on consolidated net earnings after taxes and profit sharing was approximately $800,000.

Gross margins were approximately 5% for the first quarter of 2003 and approximately 9% for the first quarter of 2002.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 1% from the first quarter of 2002 to the first quarter of 2003. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, decreased by 27% from the first quarter of 2002 to the first quarter of 2003.

Interest expense, net of interest income, increased for the first quarter of 2003 from the first quarter of 2002, primarily due to an increase in long-term debt and a decrease in short-term investments.

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2003 and 2002, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the first quarter of 2003, Nucor reported other income of $2,300,000 related to a graphite electrodes anti-trust settlement.

Nucor had an effective tax rate of 21.5% in the first quarter of 2003, compared with 34.6% in the first quarter of 2002. The decrease in the effective tax rate is primarily due to state income tax credits, resolution of certain tax issues and the effect of reduced pre-tax earnings.

Net earnings decreased during the first quarter of 2003 compared with the first quarter of 2002 due to decreased margins, increased pre-operating and start-up costs and increased interest expense. The decrease in net earnings was partially offset by increased other income related to the graphite electrodes anti-trust settlement and by a decrease in the effective tax rate.

Liquidity and capital resources

The current ratio was 2.3 at the end of the 2003 first quarter, and 2.4 at year-end 2002. The percentage of long-term debt to total capital was 26% at the end of the first quarter of 2003 and at year-end 2002. Nucor has a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities.

Capital expenditures decreased approximately 12% during the first quarter of 2003 compared with the first quarter of 2002. In addition, during the first quarter of 2003, Nucor Steel Kingman, LLC, a wholly owned subsidiary of Nucor Corporation, purchased substantially all of the assets of the Kingman, Arizona steel facility of North Star Steel for approximately $35,000,000. The acquisition was not material to the consolidated financial statements and did not result in goodwill or other intangible assets. Capital expenditures are projected to be less than $300,000,000 for all of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Funds provided from operations, existing credit facilities and new borrowings are expected to be more than adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor has the financial ability to borrow significant additional funds to finance major acquisitions and still maintain reasonable leverage.

Nucor’s directors have approved the purchase of up to 15,000,000 shares of Nucor common stock. There were no repurchases during the first quarter of 2003 or 2002. Since the inception of the stock repurchase program in 1998, a total of approximately 10,800,000 shares have been repurchased at a cost of about $445,000,000.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. List of Exhibits:

Exhibit No.	Description of Exhibit
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

On April 1, 2003, Nucor filed a current report on Form 8-K under Item 5 concerning its subsidiary, Nucor Steel Kingman, LLC (“Nucor Kingman”), acquiring substantially all of the operating assets of the Kingman, Arizona steel facility of North Star Steel company for $35,000,000 in cash. Pursuant to the terms of an asset purchase agreement dated as of March 17, 2003, Nucor Kingman acquired substantially all of the property, plant and equipment used in the manufacturing process at the facility. Nucor Kingman also assumed certain operating contracts, which Nucor believes will not have a material effect on the operations of the facility.

On April 24, 2003, Nucor filed a current report on Form 8-K under Item 9, pursuant to Item 12, concerning the issuance of the news release reporting its financial results for the fiscal quarter ended April 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned, who is (1) a duly authorized officer, and (2) the principal accounting officer.

NUCOR CORPORATION

By:	/s/ TERRY S. LISENBY
Terry S. Lisenby Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 7, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DANIEL R. DIMICCO
Daniel R. DiMicco Vice Chairman, President and Chief Executive Officer

May 7, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TERRY S. LISENBY
Terry S. Lisenby Chief Financial Officer, Treasurer and Executive Vice President

May 7, 2003

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 5, 2003

Exhibit No.	Description of Exhibit
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002