Form 10-Q
period 2003-07-05
NUCOR CORP
filed 2003-08-07
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 5, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

78,206,291 shares of common stock were outstanding at July 5, 2003.

Nucor Corporation

Form 10-Q

July 5, 2003

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002
Net sales	$3,000,731,871	$2,278,669,187	$1,520,460,884	$1,198,032,206

Costs, expenses and other:
Cost of products sold	2,860,570,376	2,049,383,477	1,454,145,488	1,069,645,860
Marketing, administrative and other expenses	86,128,949	78,480,294	45,938,117	41,206,520
Interest expense, net	13,614,346	5,915,809	6,547,063	3,003,764
Minority interests	10,585,206	54,219,010	4,346,126	24,468,760
Other income	(2,300,855)	(29,900,000)	—	(29,900,000)

	2,968,598,022	2,158,098,590	1,510,976,794	1,108,424,904

Earnings before income taxes	32,133,849	120,570,597	9,484,090	89,607,302
Provision for income taxes	5,927,000	40,560,000	1,059,000	29,859,000

Net earnings	$26,206,849	$80,010,597	$8,425,090	$59,748,302

Net earnings per share:
Basic	$0.34	$1.03	$0.11	$0.77

Diluted	$0.33	$1.02	$0.11	$0.76

Average shares outstanding:
Basic	78,187,447	78,002,299	78,192,924	78,084,879
Diluted	78,282,109	78,244,881	78,316,413	78,358,436
Dividends declared per share	$0.40	$0.38	$0.20	$0.19

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

	July 5, 2003	Dec. 31, 2002
Assets
Current assets:
Cash and short-term investments	$182,276,227	$219,004,868
Accounts receivable	527,286,836	483,607,972
Inventories	582,828,408	588,989,548
Other current assets	134,808,709	123,759,260

Total current assets	1,427,200,180	1,415,361,648
Property, plant and equipment	2,877,998,324	2,932,058,102
Other assets	45,220,938	33,581,467

Total assets	$4,350,419,442	$4,381,001,217

Liabilities and stockholders’ equity
Current liabilities:
Long-term debt due within one year	$—	$16,000,000
Accounts payable	290,630,011	247,229,067
Federal income taxes	4,105,981	8,948,999
Salaries, wages and related accruals	106,990,449	116,246,817
Accrued expenses and other current liabilities	201,561,120	203,110,945

Total current liabilities	603,287,561	591,535,828

Long-term debt due after one year	878,550,000	878,550,000

Deferred credits and other liabilities	381,436,481	371,271,399

Minority interests	168,097,467	216,654,501

Stockholders’ equity:
Common stock	36,277,592	36,271,453
Additional paid-in capital	100,125,457	99,395,806
Retained earnings	2,636,509,954	2,641,581,152

	2,772,913,003	2,777,248,411
Treasury stock	(453,865,070)	(454,258,922)

Total stockholders’ equity	2,319,047,933	2,322,989,489

Total liabilities and stockholders’ equity	$4,350,419,442	$4,381,001,217

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months (26 Weeks) Ended
	July 5, 2003	June 29, 2002
Operating activities:
Net earnings	$26,206,849	$80,010,597
Adjustments:
Depreciation of plant and equipment	183,038,613	152,019,727
Minority interests	10,577,391	54,215,724
Changes in (exclusive of acquisitions):
Current assets	(48,580,089)	(111,595,038)
Current liabilities	27,751,733	142,295,875
Other	7,777,356	(13,290,487)

Cash provided by operating activities	206,771,853	303,656,398

Investing activities:
Capital expenditures	(94,074,891)	(76,491,618)
Investment in affiliates	(9,201,362)	(3,405,247)
Acquisitions	(34,941,411)	—

Cash used in investing activities	(138,217,664)	(79,896,865)

Financing activities:
Repayment of long-term debt	(16,000,000)	(1,900,000)
Issuance of common stock	1,129,642	16,524,568
Distributions to minority interests	(59,134,425)	(133,476,000)
Cash dividends	(31,278,047)	(29,678,296)

Cash used in financing activities	(105,282,830)	(148,529,728)

Increase (decrease) in cash and short-term investments	$(36,728,641)	$75,229,805

See notes to condensed consolidated financial statements.

Nucor Corporation— Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2002 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2002. Certain amounts for the prior year have been reclassified to conform to the 2003 presentation.

2.	INVENTORIES: Inventories consist of approximately 42% raw materials and supplies, and 58% finished and semi-finished products, at July 5, 2003 (40% and 60%, respectively at December 31, 2002). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 77% of total inventories as of July 5, 2003 and December 31, 2002. If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $55,528,000 higher at July 5, 2003 ($42,608,000 at December 31, 2002). Use of the lower of cost or market reduced inventories by $1,147,000 at July 5, 2003 ($1,319,000 at December 31, 2002).

3.	ACCOUNTING FOR STOCK OPTIONS: Nucor accounts for stock options granted to employees and directors using the intrinsic value method, under which no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, net earnings and earnings per share would have been reduced to the following pro forma amounts:

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002
Net earnings—as reported	$26,206,849	$80,010,597	$8,425,090	$59,748,302
Pro forma stock-based compensation cost	(3,483,946)	(2,505,334)	(1,946,381)	(1,334,821)

Net earnings—pro forma	$22,722,903	$77,505,263	$6,478,709	$58,413,481

Net earnings per share—as reported:
Basic	$0.34	$1.03	$0.11	$0.77
Diluted	$0.33	$1.02	$0.11	$0.76
Net earnings per share—pro forma:
Basic	$0.29	$0.99	$0.08	$0.75
Diluted	$0.29	$0.99	$0.08	$0.75

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Nucor Corporation—Notes to Condensed Consolidated Financial Statements (Unaudited), continued

4.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities, and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $62,084,000 of accrued environmental costs at July 5, 2003 ($82,768,000 at December 31, 2002), $23,984,000 was classified in accrued expenses and other current liabilities ($37,418,000 at December 31, 2002) and $38,100,000 was classified in deferred credits and other liabilities ($45,350,000 at December 31, 2002). The decrease in accrued environmental costs is primarily due to a cash payment of $15,000,000 in the first quarter of 2003 for settlement of a lawsuit. During the second quarter and first half of 2003, Nucor revised estimates as additional information was obtained, reducing environmental reserves by $397,000 and $3,067,000, respectively. The majority of the change in estimate in the first half of 2003 occurred in the first quarter and related to Nucor-Yamato Steel Company, of which Nucor owns 51%.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

5.	OTHER INCOME: In the first quarter of 2003 and the second quarter of 2002, Nucor received $2,300,000 and $29,900,000, respectively, related to graphite electrodes anti-trust settlements.

6.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense (income), minority interests, other income and certain marketing, administrative and other expenses, such as changes in the LIFO reserve and environmental accruals, are shown under Corporate/eliminations/other. Corporate assets primarily include cash and short-term investments, deferred income tax assets and investment in affiliates.

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002
Net sales to external customers:
Steel mills	$2,618,182,211	$1,942,843,345	$1,320,302,725	$1,015,804,601
Steel products	382,549,660	335,825,842	200,158,159	182,227,605

	$3,000,731,871	$2,278,669,187	$1,520,460,884	$1,198,032,206

Intercompany sales:
Steel mills	$238,833,487	$153,113,243	$127,767,692	$79,400,736
Steel products	2,094,063	2,417,335	1,235,035	1,557,516
Corporate/eliminations/other	(240,927,550)	(155,530,578)	(129,002,727)	(80,958,252)

	$—	$—	$—	$—

Earnings (loss) before income taxes:
Steel mills	$102,385,932	$181,796,596	$47,817,481	$103,519,656
Steel products	(12,246,688)	(1,278,145)	(3,099,034)	1,848,145
Corporate/eliminations/other	(58,005,395)	(59,947,854)	(35,234,357)	(15,760,499)

	$32,133,849	$120,570,597	$9,484,090	$89,607,302

Nucor Corporation—Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	July 5, 2003	Dec. 31, 2002
Segment assets:
Steel mills	$3,897,914,109	$4,017,013,672
Steel products	320,547,092	302,444,958
Corporate/eliminations/other	131,958,241	61,542,587

	$4,350,419,442	$4,381,001,217

7.	ACQUISITION: On March 24, 2003, Nucor’s wholly owned subsidiary, Nucor Steel Kingman, LLC, purchased substantially all of the assets of the Kingman, Arizona steel facility of North Star Steel (“North Star”) for approximately $35,000,000. The purchase price did not include working capital and Nucor assumed no material liabilities of the North Star operation. The acquisition was not material to the consolidated financial statements and did not result in goodwill or other intangible assets.

8.	EARNINGS PER SHARE: The computations of basic and diluted earnings per share are as follows:

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002
Basic earnings per share:
Basic net earnings	$26,206,849	$80,010,597	$8,425,090	$59,748,302

Average shares outstanding	78,187,447	78,002,299	78,192,924	78,084,879

Basic net earnings per share	$0.34	$1.03	$0.11	$0.77

Diluted earnings per share:
Diluted net earnings	$26,206,849	$80,010,597	$8,425,090	$59,748,302

Diluted average shares outstanding:
Basic shares outstanding	78,187,447	78,002,299	78,192,924	78,084,879
Dilutive effect of stock options and other	94,662	242,582	123,489	273,557

	78,282,109	78,244,881	78,316,413	78,358,436

Diluted net earnings per share	$0.33	$1.02	$0.11	$0.76

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2002.

Operations

Net sales for the second quarter of 2003 increased 27% from the second quarter of 2002 primarily due to a 25% increase in total tons shipped to outside customers and to a 2% increase in average sales price per ton from $351 in the second quarter of 2002 to $357 in the second quarter of 2003. The increase in total tons shipped was driven by the acquisitions of the assets of Trico Steel Company, LLC in July 2002 and the assets of Birmingham Steel Corporation in December 2002. Excluding the increases resulting from these acquisitions, total tons shipped to outside customers increased 1% from the second quarter of 2002 to the second quarter of 2003 and increased 4% from the first half of 2002 to the first half of 2003.

Net sales for the first half of 2003 increased 32% from the first half of 2002. Average sales price per ton increased 2% from $342 in the first half of 2002 to $350 in the first half of 2003, while total tons shipped to outside customers increased 29%. In the steel mills segment in the first half of 2003, steel production was 8,545,000 tons, compared with 6,754,000 tons produced in the first half of 2002. Total steel shipments were 8,643,000 tons in the first half of 2003, compared with 6,665,000 tons in last year’s first half. Steel shipments to outside customers were 7,993,000 tons in the first half of 2003, compared with 6,156,000 tons in the first half of 2002. In the steel products segment, steel joist production during the first half of 2003 was 235,000 tons, compared with 210,000 tons in the first half of 2002. Steel deck sales were 172,000 tons, compared with 137,000 tons in last year’s first half. Cold finished steel sales were 128,000 tons, compared with 113,000 tons in the first half of 2002.

The major component of cost of products sold is raw material costs. In the second quarter of 2003, the average price of raw materials increased approximately 19% from the second quarter of 2002, and increased approximately 21% in the first half of 2003 compared with the first half of 2002. The average prices of raw materials used in the steel mills segment and the steel products segment increased approximately 21% and 7%, respectively, from the second quarter of 2002 and increased approximately 22% and 8%, respectively, from the first half of 2002. The average scrap and scrap substitute cost per ton used in our steel mills segment was $131 in the second quarter of 2003, an increase of 22% from $107 in the second quarter of 2002, and was $127 in the first half of 2003, an increase of 25% from $102 in the first half of 2002. Another component of costs of products sold is energy costs. Total energy costs increased approximately $3 per ton from the second quarter of 2002 to the second quarter of 2003 and increased approximately $4 per ton from the first half of 2002 to the first half of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Pre-operating and start-up costs of new facilities increased to $33,500,000 in the second quarter of 2003, compared with $8,900,000 in the second quarter of 2002. For the first half of 2003, pre-operating and start-up costs increased to $60,200,000, compared with $32,400,000 in the first half of 2002. In 2003, these costs primarily related to the start-up of the sheet mill in Decatur, Alabama (formerly Trico Steel Company, LLC) and the Castrip® facility at our sheet mill in Crawfordsville, Indiana. In 2002, these costs primarily related to the start-up of the plate mill in Hertford County, North Carolina, the Vulcraft facility in Chemung, New York and the Castrip facility.

Pre-operating and start-up costs were higher than expected in the second quarter of 2003 primarily due to the failure to realize projected improvements in the operating performance of the sheet mill in Decatur, Alabama. Equipment failures resulted in the shutdown of the mill for two days in May and reduced the production capacity for this facility by 50% for most of the quarter. These equipment problems also reduced the range of products that could be produced and negatively impacted yield during May and June. The equipment failures are being addressed and are not expected to require significant additional expenditures to correct.

Additionally, the second quarter was negatively impacted by six days of unanticipated downtime at the plate mill in Hertford County, North Carolina. Costs related to this downtime, which include a power outage and caster and rolling mill modifications, were greater than anticipated.

During the second quarter and first half of 2003, Nucor revised estimates for environmental reserves as additional information was obtained, reducing environmental reserves by $397,000 and $3,067,000, respectively. The majority of the change in estimate occurred during the first quarter of 2003 and related to Nucor-Yamato Steel Company, of which Nucor owns 51%.

Gross margins were approximately 4% for the second quarter of 2003 and approximately 5% for the first half of 2003, compared with approximately 11% for the second quarter of 2002 and approximately 10% for the first half of 2002.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased approximately 5% from the second quarter of 2002 to the second quarter of 2003, and decreased approximately 2% in the first half of 2003 compared with the first half of 2002.

Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, decreased approximately 19% from the second quarter of 2002 to the second quarter of 2003, and decreased approximately 20% in the first half of 2003 compared with the first half of 2002. Nucor accrued $6,700,000 ($4,400,000 after tax and profit sharing) during the second quarter of 2003 in compensation expense anticipated to be paid under the new incentive compensation plans that Nucor’s stockholders approved at the Company’s annual meeting of stockholders in May 2003. Of this amount, approximately 40% was actually attributable to compensation expense for the first quarter of 2003 that, under generally accepted accounting principles, the Company could not accrue before the stockholders approved the new incentive compensation plans.

Interest expense, net of interest income, increased from the second quarter of 2002 to the second quarter of 2003, and increased from the first half of 2002 to the first half of 2003, primarily due to an increase in long-term debt and a decrease in short-term investments.

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the second quarter and first half of 2003 and 2002, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Nucor reported other income of $2,300,000 and $29,900,000 in the first half of 2003 and 2002, respectively, related to graphite electrodes anti-trust settlements.

Nucor had an effective tax rate of 11.2% in the second quarter of 2003 compared with 33.3% in the second quarter of 2002 and had an effective tax rate of 18.4% in the first half of 2003, compared with 33.6% in the first half of 2002. The decrease in the effective tax rate is primarily due to state income tax credits, resolution of certain tax issues and the effect of reduced pre-tax earnings.

Net earnings decreased during the second quarter and first half of 2003 compared with the second quarter and first half of 2002 due to decreased margins, increased pre-operating and start-up costs, increased expense associated with new incentive compensation plans, decreased income from graphite electrodes anti-trust settlements and increased interest expense. The decrease in net earnings was partially offset by a decrease in the effective tax rate.

Liquidity and capital resources

The current ratio was 2.4 at the end of the first half of 2003 and at year-end 2002. The percentage of long-term debt to total capital was 26% at the end of the first half of 2003 and at year-end 2002. Nucor has a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities.

Capital expenditures increased approximately 23% from the first half of 2002 to the first half of 2003. In addition, during the first quarter of 2003, Nucor Steel Kingman, LLC, a wholly owned subsidiary of Nucor Corporation, purchased substantially all of the assets of the Kingman, Arizona steel facility of North Star Steel for approximately $35,000,000. The acquisition was not material to the consolidated financial statements and did not result in goodwill or other intangible assets. Capital expenditures are projected to be less than $300,000,000 for all of 2003.

Funds provided from operations, existing credit facilities and new borrowings are expected to be sufficient to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor has the financial ability to borrow additional funds to finance major acquisitions and still maintain reasonable leverage.

Nucor’s directors have approved the purchase of up to 15,000,000 shares of Nucor common stock. There were no repurchases during the first half of 2003 or 2002. Since the inception of the stock repurchase program in 1998, a total of approximately 10,800,000 shares have been repurchased at a cost of about $445,000,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2002 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

Item 4.   Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 8, 2003, the following actions were taken:

Two directors were elected for terms of three years expiring in 2006: 65,005,778 shares were voted for Clayton C. Daley, Jr. (1,550,348 abstained) and 64,993,195 shares were voted for Harvey B. Gantt (1,562,931 abstained). Peter C. Browning, Daniel R. DiMicco, Victoria F. Haynes, James D. Hlavacek, Raymond J. Milchovich and Thomas A. Waltermire continue to serve as directors of the Company.

The 2003 Key Employees Incentive Stock Option Plan was approved by a vote of 52,075,021 votes for, 5,729,411 votes against and 740,680 votes abstaining. The Annual and Long-Term Senior Officers Incentive Compensation Plans were approved by a vote of 55,343,187 votes for, 2,410,307 votes against and 791,620 votes abstaining.

Item 6.   Exhibits and Reports on Form 8-K

a. List of Exhibits:

Exhibit No.	Description of Exhibit

10.1	2003 Key Employees Incentive Stock Option Plan (1)

10.2	Senior Officers Annual Incentive Plan (1)

10.3	Senior Officers Long-Term Incentive Plan (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates a management compensatory plan.

b. Reports on Form 8-K:

On July 25, 2003, Nucor filed a current report on Form 8-K under Item 9, pursuant to Item 12, concerning the issuance of the news release reporting its financial results for the fiscal quarter ended July 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

Date: August 7, 2003	By:	/s/ TERRY S. LISENBY
Terry S. Lisenby Chief Financial Officer, Treasurer and Executive Vice President

NUCOR CORPORATION

List of Exhibits to Form 10-Q—July 5, 2003

Exhibit No.	Description of Exhibit

10.1	2003 Key Employees Incentive Stock Option Plan

10.2	Senior Officers Annual Incentive Plan

10.3	Senior Officers Long-Term Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002