Form 10-Q
period 2003-10-04
NUCOR CORP
filed 2003-11-05
CIK 73309

Third

Quarter

2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 4, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒.  No  ☐.

78,290,522 shares of common stock were outstanding at October 4, 2003.

Nucor Corporation

Form 10-Q

October 4, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 4, 2003	Sept. 28, 2002	Oct. 4, 2003	Sept. 28, 2002
Net sales	$4,604,743,215	$3,507,198,610	$1,604,011,344	$1,228,529,423

Costs, expenses and other:
Cost of products sold	4,393,427,743	3,155,982,493	1,532,857,367	1,106,599,016
Marketing, administrative and other expenses	130,626,166	126,153,609	44,497,217	47,673,315
Interest expense, net	19,983,665	8,576,091	6,369,319	2,660,282
Minority interests	16,783,102	66,224,020	6,197,896	12,005,010
Other income	(7,135,089)	(29,900,000)	(4,834,234)	—

	4,553,685,587	3,327,036,213	1,585,087,565	1,168,937,623

Earnings before income taxes	51,057,628	180,162,397	18,923,779	59,591,800
Provision for income taxes	8,829,000	60,973,000	2,902,000	20,413,000

Net earnings	$42,228,628	$119,189,397	$16,021,779	$39,178,800

Net earnings per share:
Basic	$0.54	$1.53	$0.20	$0.50

Diluted	$0.54	$1.52	$0.20	$0.50

Average shares outstanding:
Basic	78,206,035	78,059,305	78,244,030	78,172,063
Diluted	78,329,713	78,265,914	78,373,217	78,307,517

Dividends declared per share	$0.60	$0.57	$0.20	$0.19

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

	Oct. 4, 2003	Dec. 31, 2002
Assets

Current assets:
Cash and short-term investments	$284,939,813	$219,004,868
Accounts receivable	546,546,340	483,607,972
Inventories	581,537,740	588,989,548
Other current assets	132,640,546	123,759,260

Total current assets	1,545,664,439	1,415,361,648

Property, plant and equipment	2,840,330,724	2,932,058,102

Other assets	54,557,472	33,581,467

Total assets	$4,440,552,635	$4,381,001,217

Liabilities and stockholders’ equity

Current liabilities:
Long-term debt due within one year	$—	$16,000,000
Accounts payable	339,308,235	247,229,067
Federal income taxes	4,105,981	8,948,999
Salaries, wages and related accruals	115,204,353	116,246,817
Accrued expenses and other current liabilities	207,685,389	203,110,945

Total current liabilities	666,303,958	591,535,828

Long-term debt due after one year	903,550,000	878,550,000

Deferred credits and other liabilities	375,190,118	371,271,399

Minority interests	172,693,064	216,654,501

Stockholders’ equity:
Common stock	36,307,998	36,271,453
Additional paid-in capital	103,243,522	99,395,806
Retained earnings	2,636,873,868	2,641,581,152

	2,776,425,388	2,777,248,411

Treasury stock	(453,609,893)	(454,258,922)

Total stockholders’ equity	2,322,815,495	2,322,989,489

Total liabilities and stockholders’ equity	$4,440,552,635	$4,381,001,217

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months (39 Weeks) Ended
	Oct. 4, 2003	Sept. 28, 2002
Operating activities:
Net earnings	$42,228,628	$119,189,397
Adjustments:
Depreciation of plant and equipment	273,903,479	228,185,797
Minority interests	16,775,287	66,220,734
Changes in (exclusive of acquisitions):
Current assets	(64,387,808)	(176,175,156)
Current liabilities	90,768,130	184,319,697
Other	8,365,971	(9,517,118)

Cash provided by operating activities	367,653,687	412,223,351

Investing activities:
Capital expenditures	(147,256,435)	(141,767,128)
Investment in affiliates	(18,639,842)	(5,453,720)
Acquisitions	(34,941,411)	(31,065,048)
Other investing activities	(6,741,708)	—

Cash used in investing activities	(207,579,396)	(178,285,896)

Financing activities:
Repayment of long-term debt	(16,000,000)	(1,900,000)
Proceeds from long-term debt	25,000,000	—
Issuance of common stock	4,533,290	16,720,081
Distributions to minority interests	(60,736,724)	(143,570,000)
Cash dividends	(46,935,912)	(44,528,636)

Cash used in financing activities	(94,139,346)	(173,278,555)

Increase in cash and short-term investments	$65,934,945	$60,658,900

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2002 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2002. Certain amounts for the prior year have been reclassified to conform to the 2003 presentation.

2.	SUPPLEMENTAL NON-CASH DISCLOSURE: Non-cash investing and financing activities in the first nine months of 2002 included the assumption of $86,000,000 of bonds and $603,582 of other liabilities acquired with the purchase of substantially all of the assets of Trico Steel Company, LLC (“Trico”).

3.	INVENTORIES: Inventories consist of approximately 43% raw materials and supplies and 57% finished and semi-finished products at October 4, 2003 (40% and 60%, respectively at December 31, 2002). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 76% of total inventories as of October 4, 2003 (77% as of December 31, 2002). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $82,133,000 higher at October 4, 2003 ($42,608,000 at December 31, 2002). Use of the lower of cost or market reduced inventories by $1,624,000 at October 4, 2003 ($1,319,000 at December 31, 2002).

4.	LONG-TERM DEBT: In August 2003, $16,200,000 aggregate principal amount of the fixed rate industrial revenue bonds outstanding at December 31, 2002 was redeemed and reissued in the form of new variable rate industrial revenue bonds in like principal amount. The maturity date of these bonds was extended from 2023 to 2029. In addition, $86,000,000 aggregate principal amount of the variable rate industrial revenue bonds outstanding at December 31, 2002 was redeemed and reissued in the form of new variable rate industrial revenue bonds in like principal amount, extending the maturity from 2026 and 2027 to 2036. Also, in August 2003, Nucor issued $25,000,000 aggregate principal amount of variable rate industrial revenue bonds, maturing in 2038. The interest rate for these three issuances was 1.1% at October 4, 2003.

5.	ACCOUNTING FOR STOCK OPTIONS: Nucor accounts for stock options granted to employees and directors using the intrinsic value method, under which no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, net earnings and earnings per share would have been reduced to the following pro forma amounts:

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 4, 2003	Sept. 28, 2002	Oct. 4, 2003	Sept. 28, 2002
Net earnings - as reported	$42,228,628	$119,189,397	$16,021,779	$39,178,800
Pro forma stock-based compensation cost	(5,430,170)	(3,839,600)	(1,946,224)	(1,334,266)

Net earnings - pro forma	$36,798,458	$115,349,797	$14,075,555	$37,844,534

Net earnings per share - as reported:
Basic	$0.54	$1.53	$0.20	$0.50
Diluted	$0.54	$1.52	$0.20	$0.50
Net earnings per share - pro forma:
Basic	$0.47	$1.48	$0.18	$0.48
Diluted	$0.47	$1.47	$0.18	$0.48

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities, and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $55,891,000 of accrued environmental costs at October 4, 2003 ($82,768,000 at December 31, 2002), $22,791,000 was classified in accrued expenses and other current liabilities ($37,418,000 at December 31, 2002) and $33,100,000 was classified in deferred credits and other liabilities ($45,350,000 at December 31, 2002). The decrease in accrued environmental costs is primarily due to a cash payment of $15,000,000 in the first quarter of 2003 for settlement of a lawsuit. During the third quarter and first nine months of 2003, Nucor revised estimates as additional information was obtained, reducing environmental reserves by $5,066,000 and $8,133,000, respectively. In the third quarter and first nine months of 2002, Nucor reduced estimates for environmental reserves by $10,300,000 and $24,313,000, respectively.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

7.	OTHER INCOME: In the third quarter of 2003, Nucor received $4,800,000 related to a graphite electrodes anti-trust settlement. Nucor received graphite electrodes anti-trust settlements of $7,100,000 in the first nine months of 2003 and $29,900,000 in the first nine months of 2002.

8.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense (income), minority interests, other income and certain marketing, administrative and other expenses, such as changes in the LIFO reserve and environmental accruals, are shown under Corporate/eliminations/other. Corporate assets primarily include cash and short-term investments, deferred income tax assets and investment in affiliates.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 4, 2003	Sept. 28, 2002	Oct. 4, 2003	Sept. 28, 2002
Net sales to external customers:
Steel mills	$4,002,041,825	$2,965,200,848	$1,383,859,614	$1,022,357,503
Steel products	602,701,390	541,997,762	220,151,730	206,171,920

	$4,604,743,215	$3,507,198,610	$1,604,011,344	$1,228,529,423

Intercompany sales:
Steel mills	$384,020,240	$264,633,465	$145,186,753	$111,520,222
Steel products	4,208,471	4,257,000	2,114,408	1,839,665
Corporate/eliminations/other	(388,228,711)	(268,890,465)	(147,301,161)	(113,359,887)

	$—	$—	$—	$—

Earnings (loss) before income taxes:
Steel mills	$156,806,876	$285,688,384	$54,420,944	$103,891,788
Steel products	(15,719,174)	(2,708,706)	(3,472,486)	(1,430,561)
Corporate/eliminations/other	(90,030,074)	(102,817,281)	(32,024,679)	(42,869,427)

	$51,057,628	$180,162,397	$18,923,779	$59,591,800

	Oct. 4, 2003	Dec. 31, 2002
Segment assets:
Steel mills	$3,898,875,627	$4,017,013,672
Steel products	340,541,922	302,444,958
Corporate/eliminations/other	201,135,086	61,542,587

	$4,440,552,635	$4,381,001,217

9.	ACQUISITIONS: On March 24, 2003, Nucor’s wholly owned subsidiary, Nucor Steel Kingman, LLC, purchased substantially all of the assets of the Kingman, Arizona steel facility of North Star Steel (“North Star”) for approximately $35,000,000. The purchase price did not include working capital and Nucor assumed no material liabilities of the North Star operation. On July 22, 2002, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased substantially all of the assets of Trico for a purchase price of $117,700,000. The purchase price included approximately $86,604,000 of Trico’s debt and other current liabilities that were assumed by Nucor. These acquisitions were not material to the consolidated financial statements and did not result in goodwill or other intangible assets.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

10.	EARNINGS PER SHARE: The computations of basic and diluted earnings per share are as follows:

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 4, 2003	Sept. 28, 2002	Oct. 4, 2003	Sept. 28, 2002
Basic earnings per share:
Basic net earnings	$42,228,628	$119,189,397	$16,021,779	$39,178,800

Average shares outstanding	78,206,035	78,059,305	78,244,030	78,172,063

Basic net earnings per share	$0.54	$1.53	$0.20	$0.50

Diluted earnings per share:
Diluted net earnings	$42,228,628	$119,189,397	$16,021,779	$39,178,800

Diluted average shares outstanding:
Basic shares outstanding	78,206,035	78,059,305	78,244,030	78,172,063
Dilutive effect of stock options and other	123,678	206,609	129,187	135,454

	78,329,713	78,265,914	78,373,217	78,307,517

Diluted net earnings per share	$0.54	$1.52	$0.20	$0.50

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

Operations

Net sales for the third quarter of 2003 increased 31% from the third quarter of 2002 primarily due to a 37% increase in total tons shipped to outside customers, slightly offset by a decrease in average sales price per ton of 5% from $375 in the third quarter of 2002 to $358 in the third quarter of 2003. The increase in total tons shipped was driven by the additional production capacity we realized from the acquisitions of the assets of Trico Steel Company, LLC in July 2002 and the assets of Birmingham Steel Corporation in December 2002. Excluding the increases resulting from these acquisitions, total tons shipped to outside customers increased 10% from the third quarter of 2002 to the third quarter of 2003 and increased 6% from the first nine months of 2002 to the first nine months of 2003.

Net sales for the first nine months of 2003 increased 31% from the first nine months of 2002. Average sales price per ton remained basically unchanged at $352 in the first nine months of 2003 and $353 in the first nine months of 2002, while total tons shipped to outside customers increased 31%. Nucor established new quarter and nine-month tonnage records for steel production, total steel shipments and steel shipments to outside customers in 2003. In the steel mills segment in the first nine months of 2003, steel production was 13,015,000 tons, compared with 10,034,000 tons produced in the first nine months of 2002. Total steel shipments were 13,189,000 tons in the first nine months of 2003, compared with 9,986,000 tons in the first nine months of last year. Steel shipments to outside customers were 12,155,000 tons in the first nine months of 2003, compared with 9,118,000 tons in the first nine months of 2002. In the steel products segment, steel joist production during the first nine months of 2003 was 378,000 tons, compared with 343,000 tons in the first nine months of 2002. Steel deck sales were 266,000 tons, compared with 235,000 tons in 2002’s first nine months. Cold finished steel sales were 182,000 tons, compared with 169,000 tons in the first nine months of 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The major component of cost of products sold is raw material costs. In the third quarter of 2003, the average price of raw materials increased approximately 15% from the third quarter of 2002, and increased approximately 19% in the first nine months of 2003 compared with the first nine months of 2002. The average prices of raw materials used in the steel mills segment and the steel products segment increased approximately 17% and 3%, respectively, from the third quarter of 2002 and increased approximately 20% and 6%, respectively, from the first nine months of 2002. The average scrap and scrap substitute cost per ton used in our steel mills segment was $137 in the third quarter of 2003, an increase of 16% from $118 in the third quarter of 2002, and was $130 in the first nine months of 2003, an increase of 21% from $107 in the first nine months of 2002. As a result of these increases, Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $26,600,000 in the third quarter of 2003 (including a LIFO charge of $6,200,000 for Nucor-Yamato Steel Company, of which Nucor owns 51%), compared with a charge of $7,700,000 in the third quarter of 2002 (including a LIFO charge of $500,000 for Nucor-Yamato Steel Company). In the first nine months of 2003, the LIFO charge was $39,500,000 (including a LIFO charge of $8,700,000 for Nucor-Yamato Steel Company), compared with a charge of $18,700,000 in the first nine months of 2002 (including a LIFO charge of $1,500,000 for Nucor-Yamato Steel Company). Another component of costs of products sold is energy costs. Total energy costs increased approximately $4 per ton from the third quarter of 2002 to the third quarter of 2003 and from the first nine months of 2002 to the first nine months of 2003.

Pre-operating and start-up costs of new facilities increased to $31,300,000 in the third quarter of 2003, compared with $20,800,000 in the third quarter of 2002. For the first nine months of 2003, pre-operating and start-up costs increased to $91,500,000, compared with $53,200,000 in the first nine months of 2002. In 2003, these costs primarily related to the start-up of the Nucor Steel Decatur, LLC sheet mill in Decatur, Alabama (formerly Trico Steel Company, LLC) and the Castrip® facility at our sheet mill in Crawfordsville, Indiana. In 2002, these costs primarily related to the start-up of the Castrip facility, the Vulcraft facility in Chemung, New York and Nucor Steel Decatur. The operating performance of Nucor Steel Decatur has improved significantly during the third quarter, and the impact of this mill on start-up costs is expected to continue to decline in the fourth quarter.

During the third quarter and first nine months of 2003, Nucor revised estimates for environmental reserves as additional information was obtained, reducing environmental reserves by $5,066,000 and $8,133,000, respectively. In the third quarter and first nine months of 2002, Nucor reduced estimates for environmental reserves by $10,300,000 and $24,313.000, respectively.

Gross margins were approximately 4% for the third quarter of 2003 and approximately 5% for the first nine months of 2003, compared with approximately 10% for the third quarter and first nine months of 2002 due to the aforementioned factors.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 1% from the third quarter of 2002 to the third quarter of 2003, and decreased approximately 1% in the first nine months of 2003 compared with the first nine months of 2002.

Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, decreased approximately 30% from the third quarter of 2002 to the third quarter of 2003, and decreased approximately 23% in the first nine months of 2003 compared with the first nine months of 2002. Nucor accrued $2,300,000 and $9,000,000 during the third quarter of 2003 and the first nine months of 2003, respectively, in compensation expense anticipated to be paid under the new incentive compensation plans that Nucor’s stockholders approved at the Company’s annual meeting of stockholders in May 2003.

Interest expense, net of interest income, increased from the third quarter of 2002 to the third quarter of 2003, and increased from the first nine months of 2002 to the first nine months of 2003, primarily due to an increase in long-term debt and a decrease in short-term investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2003 and 2002, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the third quarter of 2003, Nucor received $4,800,000, related to a graphite electrodes anti-trust settlement. Nucor received graphite electrodes anti-trust settlements of $7,100,000 in the first nine months of 2003 and $29,900,000 in the first nine months of 2002.

Nucor had an effective tax rate of 15.3% and 17.3% in the third quarter and first nine months of 2003, respectively, compared with 34.3% and 33.8% in the third quarter and first nine months of 2002, respectively. The decrease in the effective tax rate is primarily due to state income tax credits, resolution of certain tax issues and the effect of reduced pre-tax earnings.

Net earnings decreased during the third quarter of 2003 compared with the third quarter of 2002 due to decreased margins, increased LIFO charges, increased pre-operating and start-up costs, decreased reduction in environmental reserves and increased interest expense. The decrease in net earnings was partially offset by decreased profit-sharing costs and a decrease in the effective tax rate. The decrease in net earnings from the first nine months of 2002 to the first nine months of 2003 was due to the same factors, as well as to decreased income from graphite electrodes anti-trust settlements.

Liquidity and capital resources

The current ratio was 2.3 at the end of the first nine months of 2003 and 2.4 at year-end 2002. The percentage of long-term debt to total capital was 27% at the end of the first nine months of 2003 and 26% at year-end 2002. Nucor has a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities.

Capital expenditures increased approximately 4% from the first nine months of 2002 to the first nine months of 2003. In addition, during the first quarter of 2003, Nucor Steel Kingman, LLC, a wholly owned subsidiary of Nucor Corporation, purchased substantially all of the assets of the Kingman, Arizona steel facility of North Star Steel for approximately $35,000,000. During the third quarter of 2002, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased substantially all of the assets of Trico for a purchase price of $117,700,000. The purchase price included approximately $86,604,000 of Trico’s debt and other current liabilities that were assumed by Nucor. These acquisitions were not material to the consolidated financial statements and did not result in goodwill or other intangible assets. Capital expenditures are projected to be approximately $210,000,000 for all of 2003.

Funds provided from operations, existing credit facilities and new borrowings are expected to be sufficient to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor has the financial ability to borrow additional funds to finance major acquisitions and still maintain reasonable leverage.

Nucor’s directors have previously approved the purchase of up to 15,000,000 outstanding shares of Nucor common stock. There were no repurchases during the first nine months of 2003 or 2002. Since the inception of the stock repurchase program in 1998, Nucor has repurchased approximately 10,800,000 shares at a cost of approximately $445,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management does not believe Nucor’s exposure to market risk has significantly changed since December 31, 2002 and does not believe that market risks will result in significant adverse impacts to our financial condition or results of operations.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level of achieving Nucor’s disclosure control objectives.

Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period covered by this report, and has concluded that there was no change that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. List of Exhibits:

Exhibit No.	Description of Exhibit
10	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates a management compensatory plan.

b. Reports on Form 8-K:

On July 25, 2003, Nucor filed a current report on Form 8-K under Item 9, pursuant to Item 12, furnishing the issuance of the news release reporting its financial results for the fiscal quarter ended July 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

Date: November 5, 2003	By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

NUCOR CORPORATION

List of Exhibits to Form 10-Q – October 4, 2003

Exhibit No.	Description of Exhibit
10	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002