Form 10-K
period 2003-12-31
NUCOR CORP
filed 2004-03-12
CIK 73309

2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-4119

NUCOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1860817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Rexford Road, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 366-7000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.40 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indication by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☒    No  ☐

Aggregate market value of common stock held by non-affiliates was $3,860,295,174 based upon the closing sales price of the registrant’s common stock on the last day of our most recently completed second fiscal quarter, July 3, 2003.

78,774,706 shares of common stock were outstanding at February 29, 2004.

Documents incorporated by reference include: Portions of 2003 Annual Report (Parts I, II and IV), and Notice of 2004 Annual Meeting of Stockholders and Proxy Statement (Part III).

PART I

Item 1. Business

Nucor Corporation was incorporated in Delaware in 1958. The business of Nucor Corporation and its subsidiaries is the manufacture and sale of steel and steel products, which accounted for all of the sales and the majority of the earnings in 2003, 2002 and 2001. The earnings in 2003 include other income of $4,400,000 related to a pre-tax gain on sale of equipment. The earnings in 2003 and 2002 include a pre-tax gain of $7,100,000 and $29,900,000, respectively, related to graphite electrodes anti-trust settlements. The earnings of 2001 include a pre-tax gain of $20,200,000 from the sale of Nucor Iron Carbide, Inc. in Trinidad.

Nucor reports its results in two segments, steel mills and steel products. Net sales to external customers, intercompany sales, depreciation expense, earnings (loss) before income taxes, assets and capital expenditures by segment for each of the three years in the period ended December 31, 2003, are set forth in Note 14 of Notes to Consolidated Financial Statements of the 2003 Annual Report, which note is hereby incorporated by reference.

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

In the steel mills segment, hot-rolled and cold-rolled sheet steel are produced to customer orders. In addition, other hot-rolled and cold-rolled steel are manufactured in standard sizes and inventories are maintained. In 2003, approximately 93% of the steel mills segment production was sold to non-affiliated customers; the remainder was used internally by the steel products segment. Hot-rolled steel and cold-rolled steel are sold primarily to steel service centers, fabricators and manufacturers throughout the United States.

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

The primary raw material for the steel mills segment is ferrous scrap, which is acquired from numerous sources throughout the country. Scrap prices increased $65 (57%) per ton from December 2002 to December 2003. In response to this increase, Nucor implemented a raw material surcharge that was effective in January 2004. This surcharge will help provide increased margins for our products and will help ensure that we will be able to purchase the scrap needed to fill our customers’ needs. The steel mills are also large consumers of electricity and gas. Nucor uses natural gas purchase contracts to partially manage its exposure to price risk of natural gas that is used during the manufacturing process. The primary raw material for the steel products segment is steel, which is primarily purchased from the steel mills segment. Supplies of raw materials and energy have been, and are expected to be, adequate to operate the facilities.

Item 1. Business, continued

Products from both segments are marketed principally through in-house sales forces. The principal competitive factors are price and service. Considerable competition exists from numerous domestic manufacturers and foreign imports. During 2000 and 2001, imports of steel increased significantly, much of it at illegally dumped prices. In March 2002, the Bush Administration imposed a series of tariffs for many products over a three-year period that helped reduce the flood of imports. In December 2003, the Administration chose to end the temporary steel safeguard tariffs, known as Section 201, prior to their scheduled expiration; however, we are encouraged by the Bush Administration’s commitment to strengthen existing U.S. trade laws by closing the loopholes that permit import surges, circumvention of existing laws and repetitive dumping.

Nucor believes that the most significant factors with respect to its competitive position are the low cost and efficiency of its production processes. The markets that Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions.

In March 2001, Nucor purchased substantially all of the assets of Auburn Steel Company, Inc.’s steel bar facility in Auburn, New York for approximately $115,000,000. This facility has the capacity to produce up to 450,000 tons of merchant bar quality steel shapes, special bar quality steel shapes and rebar. In November 2001, Nucor acquired ITEC Steel, Inc. and its wholly owned subsidiary, Steel Truss and Frame Corp., with facilities in Texas and Georgia, for approximately $11,000,000, including liabilities assumed. These facilities, now known as Nucon Steel, produce light gauge steel framing. The acquisitions were not material to the consolidated financial statements and did not result in material goodwill or other intangible assets.

In April 2002, Nucor entered a joint venture with The Rio Tinto Group, Mitsubishi Corporation and Chinese steelmaker, Shougang Corporation, to construct a commercial HIsmelt™ plant in Kwinana, Western Australia. The HIsmelt process converts iron ore fines and coal fines directly to liquid metal eliminating the need for a blast furnace, sinter/pellet plants and coke ovens. The HIsmelt technology would offer an alternative supply of high-quality iron units as a scrap substitute. Nucor has a 25% interest in the joint venture that owns the HIsmelt commercial plant. Construction is approximately 50% completed and production is scheduled to begin in the fourth quarter of 2004. This plant will have an annual capacity of 800,000 metric tons.

Nucor began operations of its 100% owned Castrip® facility in Crawfordsville, Indiana, in May 2002. This facility uses the breakthrough technology of strip casting, to which Nucor holds exclusive rights in the United States and Brazil. Strip casting involves the direct casting of molten steel into final shape and thickness without further hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology. This process also reduces the overall environmental impact of producing steel through significantly lower emissions, particularly NOx. During the second half of 2003, process improvements were made that increased the output of the Castrip facility, improved product quality and improved the life of key consumables. Multi-ladle casting sequences are now part of routine production. Increased production and improved product quality are expected to continue in 2004.

In July 2002, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased substantially all of the assets of Trico Steel Company, LLC for a purchase price of $117,700,000. Located in Decatur, Alabama, the sheet steel facility originally began operations in 1997 and has an annual capacity of approximately 1,900,000 tons. The purchase strategy called for a major renovation of the facility. Capital expenditures for this facility were approximately $68,000,000 in 2002 and $17,000,000 in 2003. Nucor Steel Decatur experienced equipment problems during start-up in the second quarter of 2003; however, we have overcome these issues to build volume rapidly and improve quality. This acquisition was not material to the consolidated financial statements and did not result in goodwill or other intangible assets.

Item 1. Business, continued

In December 2002, Nucor and certain of its wholly owned subsidiaries purchased substantially all of the assets of Birmingham Steel Corporation (“Birmingham Steel”) for a cash purchase price, excluding transaction costs, of approximately $615,000,000, including $116,900,000 in inventory and receivables. Primary assets purchased were Birmingham Steel’s four operating mills in Birmingham, Alabama; Kankakee, Illinois; Seattle, Washington; and Jackson, Mississippi, with a combined annual capacity of approximately 2,200,000 tons. This acquisition did not result in goodwill or other intangible assets.

In March 2003, Nucor’s wholly owned subsidiary, Nucor Steel Kingman, LLC, purchased substantially all of the assets of the Kingman, Arizona steel facility of North Star Steel (“North Star”) for approximately $35,000,000. The purchase price did not include working capital and Nucor assumed no material liabilities of the North Star operation. This acquisition was not material to the consolidated financial statements and did not result in goodwill or other intangible assets.

In April 2003, Nucor entered a joint venture with Companhia Vale do Rio Doce (“CVRD”) to construct and operate an environmentally friendly pig iron project in northern Brazil. The project will utilize two conventional mini-blast furnaces to produce about 380,000 metric tons of pig iron per year in its initial phase, using CVRD iron ore from its Carajas mine in northern Brazil. The charcoal source will be exclusively from eucalyptus trees grown in a cultivated forest of 82,000 acres with the total forest encompassing approximately 200,000 acres in northern Brazil. The cultivated forest removes more carbon dioxide than the blast furnace process emits. It is anticipated that Nucor will purchase all of the production of the plant. Production is scheduled to begin in late 2004.

In January 2004, Nucor entered into an agreement with Harris Steel Group, Inc., for the purchase of a one-half interest in its wholly owned subsidiary, Harris Steel, Inc., for a cash purchase price of approximately $21,000,000. In addition, Harris Steel Group may receive up to an additional $6,000,000 upon the achievement of certain operating results of the venture over the next five years.

Nucor’s backlog of orders at December 31, 2003 was about $1,431,000,000 ($1,197,000,000 in the steel mills segment and $234,000,000 in the steel products segment). Nucor’s backlog of orders at December 31, 2002 was about $816,000,000 ($628,000,000 in the steel mills segment and $188,000,000 in the steel products segment). These backlogs are normally filled within one year.

Nucor is highly decentralized and has approximately 55 employees in its executive offices. All of Nucor’s 9,900 employees are engaged in its steel mills and steel products businesses.

Additional information on Nucor’s business is incorporated by reference to Nucor’s 2003 Annual Report, pages 9 through 17.

Nucor’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available without charge through Nucor’s website, www.nucor.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.

Item 2. Properties

Our principal operating facilities by segment are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,180,000	Steel shapes
Berkeley County, South Carolina	1,940,000	Flat-rolled steel, steel shapes
Crawfordsville, Indiana	1,810,000	Flat-rolled steel
Norfolk, Nebraska	1,420,000	Steel shapes
Hickman, Arkansas	1,360,000	Flat-rolled steel
Plymouth, Utah	1,170,000	Steel shapes
Darlington, South Carolina	1,170,000	Steel shapes
Hertford County, North Carolina	1,000,000	Steel plate
Jewett, Texas	950,000	Steel shapes
Decatur, Alabama	740,000	Flat-rolled steel
Seattle, Washington	650,000	Steel shapes
Auburn, New York	400,000	Steel shapes
Kankakee, Illinois	370,000	Steel shapes
Jackson, Mississippi	340,000	Steel shapes
Birmingham, Alabama	290,000	Steel shapes

Steel products:
Norfolk, Nebraska	970,000	Joists, deck
Brigham City, Utah	750,000	Joists
Grapeland, Texas	570,000	Joists, deck
Chemung, New York	550,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Florence, South Carolina	530,000	Joists, deck
Fort Payne, Alabama	460,000	Joists, deck

Our steel mills segment also includes a distribution center in Pompano Beach, Florida. In the steel products segment, we have additional operating facilities in St. Joe and Waterloo, Indiana; Terrell and Denton, Texas; Dallas, Georgia; and Swansea, South Carolina. During 2003, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 94% and 72% of production capacity, respectively.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

None during quarter ended December 31, 2003.

Executive Officers of the Registrant

The executive officers of Nucor are set forth below. Each holds the offices indicated until his successor is elected and qualified at the regular meeting of the Board of Directors to be held immediately following the 2004 Annual Meeting of Stockholders.

Daniel R. DiMicco (53) - Mr. DiMicco has been a director of Nucor since 2000 and was elected as Vice Chairman in June 2001. Mr. DiMicco’s term as director expires at the 2004 annual meeting. Mr. DiMicco has served as Nucor’s President and Chief Executive Officer since September 2000. He previously served as an Executive Vice President of Nucor from 1999 to 2000 and Vice President from 1992 to 1999.

Terry S. Lisenby (52) - Mr. Lisenby has been Chief Financial Officer, Treasurer and Executive Vice President since January 2000. He previously served as a Vice President and Corporate Controller of Nucor from 1991 to 1999. Mr. Lisenby began his career with Nucor as Corporate Controller in 1985.

John J. Ferriola (51) - Mr. Ferriola has been an Executive Vice President of Nucor since January 2002 and was a Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

Hamilton Lott, Jr. (54) - Mr. Lott has been an Executive Vice President of Nucor since September 1999 and was a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager of Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

D. Michael Parrish (51) - Mr. Parrish has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1990 to 1998. He was General Manager of Nucor Steel, Hickman, Arkansas from 1995 to 1998; General Manager of Nucor Steel, Jewett, Texas from 1991 to 1995; General Manager of Vulcraft, Brigham City, Utah from 1989 to 1991; Production Manager of Vulcraft, Fort Payne, Alabama from 1986 to 1989; Engineering Manager of Vulcraft, Brigham City, Utah from 1981 to 1986; and Engineer at Vulcraft, St. Joe, Indiana from 1975 to 1981.

Joseph A. Rutkowski (49) - Mr. Rutkowski has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1993 to 1998. He was General Manager of Nucor Steel, Hertford County, North Carolina, from August 1998 to November 1998; General Manager of Nucor Steel, Darlington, South Carolina from 1992 to 1998; Manager of Melting and Casting of Nucor Steel, Plymouth, Utah from 1991 to 1992; and Manager of Nucor Cold Finish, Norfolk, Nebraska from 1989 to 1991.

James M. Coblin (60) - Mr. Coblin has been Vice President of Human Resources since January 2000. He previously served as Nucor’s General Manager of Human Resources from 1996 to 1999. Mr. Coblin began his career with Nucor as Manager of Personnel Service in 1986.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

The information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2003 Annual Report, pages 30 and 46.

Item 6. Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2003 Annual Report, page 30.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2003 Annual Report, page 2 (Forward-looking Statements) and pages 18 through 25.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Nucor’s industrial revenue bonds have variable interest rates that are adjusted weekly or annually. Nucor’s remaining debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. From time to time, Nucor makes use of interest rate swaps to manage interest rate risk. As of December 31, 2003, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2003 Annual Report, pages 31 through 43.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation or any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding Nucor’s directors contained in the Notice of 2004 Annual Meeting of Stockholders and Proxy Statement (the “Proxy Statement”) under the heading Election of Directors and the information regarding Nucor’s directors and executive officers contained in the Proxy Statement under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference. Pursuant to Item 401(b) of Regulation S-K, executive officers of Nucor are reported in Part I of this report. Information regarding the audit committee and the audit committee financial expert appearing under the heading Committees and Meetings of the Board of Directors in the Proxy Statement is incorporated by reference.

Nucor has adopted a Code of Ethics for Senior Financial Professionals (“Code of Ethics”) that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior financial professionals, as well as Corporate Governance Principles and charters for our board committees. These documents are publicly available on our website, www.nucor.com. Copies of these documents are also available without charge upon written request to A. Rae Eagle, General Manager and Corporate Secretary, at our principal executive offices. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference to Nucor’s Proxy Statement under the headings Executive Officer Compensation, Director Compensation, Report of the Compensation and Executive Development Committee on Senior Officer Compensation and Stock Performance Graph.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to Nucor’s Proxy Statement under the heading Security Ownership of Management and Certain Beneficial Owners.

The information regarding the number of securities issuable under equity compensation plans and the related weighted average exercise price is incorporated by reference to the Proxy Statement under the heading Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Information about the fees in 2003 and 2002 for professional services rendered by our independent auditors is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Auditors. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is also incorporated by reference from the section of the Proxy Statement captioned Fees Paid to Independent Auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:

The following consolidated financial statements and the report of independent auditors are incorporated by reference to Nucor Corporation’s 2003 Annual Report, pages 31 through 43:

•	Consolidated balance sheets - December 31, 2003 and 2002

•	Consolidated statements of earnings - Years ended December 31, 2003, 2002 and 2001

•	Consolidated statements of stockholders’ equity - Years ended December 31, 2003, 2002 and 2001

•	Consolidated statements of cash flows - Years ended December 31, 2003, 2002 and 2001

•	Notes to consolidated financial statements

•	Report of independent auditors

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Auditors on Financial Statement Schedule	14

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2003, 2002 and 2001	15

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:
2	Asset Purchase Agreement, dated May 30, 2002, by and between JAR Acquisition Corp., the Company, Birmingham Steel, Birmingham Southeast, LLC and Port Everglades Steel Corporation (incorporated by reference to Form 8-K dated December 20, 2002)

2(i)	Purchase Agreement, dated as of September 26, 2002, between Nucor Corporation and Banc of America Securities LLC, Wachovia Securities, Inc., Banc One Capital Markets, Inc., CIBC World Markets Corp. and BNY Capital Markets, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

2(ii)	Asset Purchase Agreement by and among Trico Steel Company, L.L.C., Nucor Steel Decatur, LLC (formerly Nucor Steel Alabama, LLC) and Nucor Corporation, dated as of November 9, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2002)

3	Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1990)

3(i)	Certificate of amendment dated May 14, 1992, to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1992)

3(ii)	Certificate of amendment dated May 14, 1998, to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1998)

3(iii)	Certificate of Designations dated March 8, 2001 to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 2001)

3(iv)	By-Laws as amended December 4, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2001)

Exhibits, continued:
4	Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4 to Nucor’s Form 8-K filed March 9, 2001)

4(i)	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iii)	Exchange and Registration Rights Agreement, dated as of October 1, 2002, by and among Nucor Corporation, Banc of America Securities LLC and Wachovia Securities, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

4(iv)	Form of 4.875% Note due 2012 (included in Exhibit 4(ii) above) (incorporated by reference to Form S-4 filed December 13, 2002)

10	1997 Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(i)	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (incorporated by reference to Form 10-Q for quarter ended October 4, 2003) (1)

10(ii)	Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(iii)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(iv)	Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(v)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(vi)	Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(vii)	Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(viii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)

10(ix)	Multi-Year Revolving Credit Agreement, dated as of October 4, 2002 (incorporated by reference to Amendment to Form S-4 dated February 28, 2003)

10(x)	364-Day Revolving Credit Agreement, dated as of October 4, 2002 (incorporated by reference to Amendment to Form S-4 dated February 28, 2003)

10(xi)	Senior Officers Severance Policy as Adopted by the Board of Directors, as amended on December 10, 2002 (incorporated by reference to Form 10-K for year ended December 31, 2002) (1)

10(xii)	Senior Officers Annual Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xiii)	Senior Officers Long-Term Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xiv)*	Senior Officers Long-Term Incentive Plan, Amendment No. 1 (1)

13*	2003 Annual Report (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of independent auditors

24*	Powers of attorney

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits, continued:
32	(i)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed (1) by the registrant, and (2) on behalf of the registrant, by its principal executive, financial and accounting officers, and its directors.

NUCOR CORPORATION

By	/s/ Daniel R. DiMicco	* PETER C. BROWNING
Daniel R. DiMicco	Peter C. Browning
Vice Chairman, President and	Non-Executive Chairman
Chief Executive Officer

/s/ Daniel R. DiMicco	* CLAYTON C. DALEY, JR.
Daniel R. DiMicco	Clayton C. Daley, Jr.
Vice Chairman, President and	Director
Chief Executive Officer

/s/ Terry S. Lisenby	* HARVEY B. GANTT
Terry S. Lisenby	Harvey B. Gantt
Chief Financial Officer, Treasurer	Director
and Executive Vice President

/s/ James D. Frias	* VICTORIA F. HAYNES
James D. Frias	Victoria F. Haynes
Corporate Controller and General Manager	Director

* JAMES D. HLAVACEK
James D. Hlavacek
Director

* RAYMOND J. MILCHOVICH
Raymond J. Milchovich
Director

* THOMAS A. WALTERMIRE
Thomas A. Waltermire
Director

*By	/s/ Terry S. Lisenby
Terry S. Lisenby
Attorney-in-fact

Dated:  March 12, 2004

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Auditors on Financial Statement Schedule	14

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2003, 2002 and 2001	15

Report of Independent Auditors on Financial Statement Schedule

Stockholders and Board of Directors

Nucor Corporation

Our audits of the consolidated financial statements referred to in our report dated February 9, 2004 appearing in the December 31, 2003 Annual Report to Stockholders of Nucor Corporation and its subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 9, 2004

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2003
LIFO Reserve	$42,607,667	$114,978,429	$—	$157,586,096
Year ended December 31, 2002
LIFO Reserve	$8,291,126	$34,316,541	$—	$42,607,667
Year ended December 31, 2001
LIFO Reserve	$19,358,398	$—	$11,067,272	$8,291,126

NUCOR CORPORATION

List of Exhibits to Form 10-K – December 31, 2003

Exhibit No.	Description of Exhibit
10(xiv)	Senior Officers Long-Term Incentive Plan, Amendment No. 1

13	2003 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of independent auditors

24	Powers of attorney

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002