Form 10-Q
period 2004-04-03
NUCOR CORP
filed 2004-05-05
CIK 73309

First Quarter 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 3, 2004

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

78,931,707 shares of common stock were outstanding at April 3, 2004.

Nucor Corporation

Form 10-Q

April 3, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 3, 2004	April 5, 2003
Net sales	$2,286,416	$1,480,271

Costs, expenses and other:
Cost of products sold	2,016,369	1,406,425
Marketing, administrative and other expenses	77,399	40,191
Interest expense, net	6,662	7,067
Minority interests	10,798	6,239
Other income	(1,596)	(2,301)

	2,109,632	1,457,621

Earnings before income taxes	176,784	22,650
Provision for income taxes	63,546	4,868

Net earnings	$113,238	$17,782

Net earnings per share:
Basic	$1.44	$0.23

Diluted	$1.43	$0.23

Average shares outstanding:
Basic	78,748	78,182
Diluted	79,186	78,197

Dividends declared per share	$0.21	$0.20

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 3, 2004	Dec. 31, 2003
Assets

Current assets:
Cash and short-term investments	$397,914	$350,332
Accounts receivable	762,567	572,479
Inventories	641,516	560,396
Other current assets	146,344	137,353

Total current assets	1,948,341	1,620,560

Property, plant and equipment	2,787,271	2,817,135

Other assets	93,456	54,658

Total assets	$4,829,068	$4,492,353

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$486,803	$329,863
Federal income taxes	59,753	—
Salaries, wages and related accruals	120,425	91,187
Accrued expenses and other current liabilities	226,926	208,545

Total current liabilities	893,907	629,595

Long-term debt due after one year	903,550	903,550

Deferred credits and other liabilities	438,416	439,852

Minority interests	138,689	177,279

Stockholders’ equity:
Common stock	36,553	36,427
Additional paid-in capital	132,562	117,399
Retained earnings	2,738,373	2,641,708
Unearned compensation	(492)	—

	2,906,996	2,795,534

Treasury stock	(452,490)	(453,457)

Total stockholders’ equity	2,454,506	2,342,077

Total liabilities and stockholders’ equity	$4,829,068	$4,492,353

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 3, 2004	April 5, 2003
Operating activities:
Net earnings	$113,238	$17,782
Adjustments:
Depreciation	96,298	91,460
Gain on sale of facility and equipment	(1,596)	—
Deferred income taxes	(4,400)	6,100
Minority interests	10,797	6,238
Changes in (exclusive of acquisitions and dispositions):
Current assets	(286,679)	(47,957)
Current liabilities	270,759	58,052
Other	3,034	(3,874)

Cash provided by operating activities	201,451	127,801

Investing activities:
Capital expenditures	(66,189)	(42,483)
Investment in affiliates	(39,631)	(7,109)
Disposition of plant and equipment	1,655	187
Acquisitions (net of cash acquired)	—	(34,941)

Cash used in investing activities	(104,165)	(84,346)

Financing activities:
Repayment of long-term debt	—	(16,000)
Issuance of common stock	16,256	182
Distributions to minority interests	(49,387)	(49,294)
Cash dividends	(16,573)	(15,637)

Cash used in financing activities	(49,704)	(80,749)

Increase (decrease) in cash and short-term investments	$47,582	$(37,294)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2003 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2003. Certain amounts for the prior year have been reclassified to conform to the 2004 presentation.

2.	INVENTORIES: Inventories consist of approximately 44% raw materials and supplies and 56% finished and semi-finished products at April 3, 2004 (42% and 58%, respectively, at December 31, 2003). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 74% of total inventories as of April 3, 2004 (75% of total inventories as of December 31, 2003). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $189.7 million higher at April 3, 2004 ($157.6 million at December 31, 2003).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $2,610.3 million at April 3, 2004 ($2,513.7 million at December 31, 2003).

4.	ACCOUNTING FOR STOCK OPTIONS: Nucor accounts for stock options granted to employees and directors using the intrinsic value method, under which no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 3, 2004	April 5, 2003
Net earnings - as reported	$113,238	$17,782
Pro forma stock-based compensation cost	(1,761)	(1,538)

Net earnings - pro forma	$111,477	$16,244

Net earnings per share - as reported:
Basic	$1.44	$0.23
Diluted	1.43	0.23
Net earnings per share - pro forma:
Basic	1.42	0.21
Diluted	1.41	0.21

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

5.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities; and makes provision for the estimated costs related to compliance. Of the undiscounted total of $55.0 million of accrued environmental costs at April 3, 2004 ($54.9 million at December 31, 2003), $22.1 million was classified in accrued expenses and other current liabilities ($22.0 million at December 31, 2003) and $32.9 million was classified in deferred credits and other liabilities ($32.9 million at December 31, 2003). During the first quarter of 2004, Nucor revised estimates as additional information was obtained, increasing environmental reserves by $155,000. In the first quarter of 2003, Nucor reduced estimates for environmental reserves by $2.7 million.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

6.	OTHER INCOME: In the first quarter of 2004, Nucor realized a pre-tax gain of $1.6 million on the sale of equipment. In the first quarter of 2003, Nucor received $2.3 million related to a graphite electrodes anti-trust settlement.

7.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense, minority interests, other income and certain marketing, administrative and other expenses, such as changes in the LIFO reserve and environmental accruals, are shown under Corporate/eliminations/other. Corporate assets primarily include cash and short-term investments, deferred income tax assets and investment in affiliates. The company’s segment results are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2004	April 5, 2003
Net sales to external customers:
Steel mills	$2,064,069	$1,297,879
Steel products	222,347	182,392

	$2,286,416	$1,480,271

Intercompany sales:
Steel mills	$189,733	$111,066
Steel products	1,353	859
Corporate/eliminations/other	(191,086)	(111,925)

	$—	$—

Earnings (loss) before income taxes:
Steel mills	$235,267	$54,569
Steel products	5,836	(9,148)
Corporate/eliminations/other	(64,319)	(22,771)

	$176,784	$22,650

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	April 3, 2004	Dec. 31, 2003
Segment assets:
Steel mills	$4,075,816	$3,927,391
Steel products	373,713	324,235
Corporate/eliminations/other	379,539	240,727

	$4,829,068	$4,492,353

8.	ACQUISITIONS: In February 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc., for a cash purchase price of approximately $21.0 million. In addition, Harris Steel Group may receive up to an additional $6.0 million upon the achievement of certain operating results of the venture over the next five years.

In March 2003, Nucor’s wholly owned subsidiary, Nucor Steel Kingman, LLC, purchased substantially all of the assets of the Kingman, Arizona steel facility of North Star Steel (“North Star”) for approximately $35.0 million. The purchase price did not include working capital and Nucor assumed no material liabilities of the North Star operation. Nucor Steel Kingman is currently not operating.

9.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 3, 2004	April 5, 2003
Basic net earnings per share:
Basic net earnings	$113,238	$17,782

Average shares outstanding	78,748	78,182

Basic net earnings per share	$1.44	$0.23

Diluted net earnings per share:
Diluted net earnings	$113,238	$17,782

Diluted average shares outstanding:
Basic shares outstanding	78,748	78,182
Dilutive effect of stock options and other	438	15

	79,186	78,197

Diluted net earnings per share	$1.43	$0.23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed herein. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and the changes in the supply and cost of raw materials, including scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the domestic steel industry; (9) capital investments and their impact on our performance; (10) our safety performance; and (11) other factors described in the Company’s filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2003.

Operations

Net sales for the first quarter of 2004 increased 54% to $2,286.4 million, compared with $1,480.3 million in the first quarter of 2003. The increase was primarily due to a 16% increase in total tons shipped to outside customers and to a 33% increase in average sales price per ton from $342 in the first quarter of 2003 to $455 in the first quarter of 2004. Net sales increased due to increased demand for our products and the resulting increase in base prices, as well as the effective implementation of a raw material surcharge in the first quarter of 2004 to address historically high scrap costs.

During the first quarter of 2004, Nucor established new records in its steel mills segment for steel production, total steel shipments and steel sales to outside customers. The steel mills operated substantially at capacity in the first quarter of 2004 versus 94% in the first quarter of 2003. Steel production was 4,960,000 tons, compared with 4,258,000 tons produced in the first quarter of 2003. Total steel shipments were 5,145,000 tons, compared with 4,346,000 tons in last year’s first quarter. Steel sales to outside customers were 4,726,000 tons, compared with 4,040,000 tons in last year’s first quarter. In the steel products segment, steel joist production during the first quarter was 116,000 tons, compared with 107,000 tons in the first quarter of 2003. Steel deck sales were 74,000 tons, compared with 80,000 tons in last year’s first quarter. Cold finished steel sales were 74,000 tons, compared with 69,000 tons in the first quarter of 2003.

The major component of cost of products sold is raw material costs. In the first quarter of 2004, the average price of raw materials increased 55% from the first quarter of 2003. The average scrap and scrap substitute cost per ton used in our steel mills segment was $200 in the first quarter of 2004, an increase of 64% from $122 in the first quarter of 2003. Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $32.2 million in the first quarter of 2004 (including a LIFO charge of $7.2 million for Nucor-Yamato Steel Company, of which Nucor owns 51%), compared with a charge of $6.4 million in the first quarter of 2003 (including a LIFO charge of $1.2 million for Nucor-Yamato Steel Company).

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Pre-operating and start-up costs of new facilities decreased to $9.2 million in the first quarter of 2004, compared with $26.7 million in the first quarter of 2003. For the first quarter of 2004, these costs primarily related to the start-up of the Castrip® facility at our sheet mill in Crawfordsville, Indiana. In the first quarter of 2003, these costs primarily related to the start-up of the sheet mill in Decatur, Alabama (formerly Trico Steel Company, LLC) and the Castrip facility.

Gross margins improved to approximately 12% for the first quarter of 2004 from approximately 5% for the first quarter of 2003 due to the events and trends discussed above as well as to the significant turnaround achieved at our two newest mills – the sheet mill in Decatur, Alabama and the plate mill in Hertford County, North Carolina.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs decreased approximately 8% from the first quarter of 2003 to the first quarter of 2004. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, increased twelvefold from the first quarter of 2003 to the first quarter of 2004.

Interest expense, net of interest income, decreased for the first quarter of 2004 from the first quarter of 2003, primarily due to call premiums expensed in the first quarter of 2003 when fixed rate industrial revenue bonds were redeemed and reissued in the form of new variable rate industrial revenue bonds. There were no such call premiums incurred in the first quarter of 2004.

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2004 and 2003, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the first quarter of 2004, Nucor realized a $1.6 million gain on the sale of equipment. In the first quarter of 2003, Nucor reported other income of $2.3 million related to a graphite electrodes anti-trust settlement.

Nucor had an effective tax rate of 35.9% in the first quarter of 2004, compared with 21.5% in the first quarter of 2003. The increase in the effective tax rate is primarily due to the effect of increased pre-tax earnings. Nucor recorded state income tax credits of $2.1 million in the first quarter of 2004 and the first quarter of 2003.

Net earnings increased during the first quarter of 2004 compared with the first quarter of 2003 due to increased margins and decreased pre-operating and start-up costs, partially offset by increased LIFO charges, increased profit-sharing costs and increased income taxes.

Liquidity and capital resources

The current ratio was 2.2 at the end of the first quarter of 2004 and 2.6 at year-end 2003. The percentage of long-term debt to total capital was 26% at the end of the first quarter of 2004 and at year-end 2003. Nucor has a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities.

Capital expenditures increased approximately 56% during the first quarter of 2004 compared with the first quarter of 2003. Capital expenditures are projected to be approximately $230.0 million for all of 2004. Starting with the May 11, 2004 dividend payment, Nucor’s regular quarterly cash dividend rate is being increased from $0.20 to $0.21 per share. Nucor has increased its cash dividend every year since it began paying dividends in 1973 and intends to increase cash dividends in the future as financial conditions and earnings permit.

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

Nucor’s directors have approved the purchase of up to 15 million shares of Nucor common stock. There were no repurchases during the first quarter of 2004 or 2003. Since the inception of the stock repurchase program in 1998, Nucor has repurchased approximately 10.8 million shares at a cost of about $444.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management does not believe Nucor’s exposure to market risk has significantly changed since December 31, 2003 and does not believe that market risks will result in significant adverse impacts to our financial condition or results of operations.

Item 4. Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Form 10-Q quarterly report has been appropriately recorded, processed, summarized and reported within the period covered by this report. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level of achieving Nucor’s disclosure control objectives.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the first quarter of 2004, Nucor reached agreement with the Texas Commission of Environmental Quality regarding alleged past environmental violations. To resolve this matter, Nucor has agreed to pay a civil penalty of $100,000 and to spend an additional $100,000 on Supplemental Environmental Projects in the neighboring community.

Item 6. Exhibits and Reports on Form 8-K

a. List of Exhibits:

Exhibit No.	Description of Exhibit
31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 5, 2004

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 3, 2004

Exhibit No.	Description of Exhibit
31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002