Form 10-Q
period 2004-07-03
NUCOR CORP
filed 2004-08-04
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 3, 2004

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

79,267,678 shares of common stock were outstanding at July 3, 2004.

Nucor Corporation

Form 10-Q

July 3, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Net sales	$5,048,238	$3,000,732	$2,761,822	$1,520,461

Costs, expenses and other:
Cost of products sold	4,250,285	2,860,571	2,233,916	1,454,146
Marketing, administrative and other expenses	187,405	86,129	110,006	45,938
Interest expense, net	12,778	13,614	6,116	6,547
Minority interests	26,286	10,585	15,488	4,346
Other income	(1,596)	(2,301)	—	—

	4,475,158	2,968,598	2,365,526	1,510,977

Earnings before income taxes	573,080	32,134	396,296	9,484
Provision for income taxes	208,400	5,927	144,854	1,059

Net earnings	$364,680	$26,207	$251,442	$8,425

Net earnings per share:
Basic	$4.62	$0.34	$3.18	$0.11

Diluted	$4.59	$0.33	$3.17	$0.11

Average shares outstanding:
Basic	78,874	78,187	79,006	78,193
Diluted	79,397	78,282	79,436	78,316

Dividends declared per share	$0.42	$0.40	$0.21	$0.20

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 3, 2004	Dec. 31, 2003
Assets

Current assets:
Cash and short-term investments	$502,050	$350,332
Accounts receivable	900,915	572,479
Inventories	730,349	560,396
Other current assets	145,407	137,353

Total current assets	2,278,721	1,620,560

Property, plant and equipment	2,721,028	2,817,135

Other assets	111,117	54,658

Total assets	$5,110,866	$4,492,353

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$412,595	$329,863
Federal income taxes	75,353	—
Salaries, wages and related accruals	201,242	91,187
Accrued expenses and other current liabilities	247,053	208,545

Total current liabilities	936,243	629,595

Long-term debt due after one year	903,550	903,550

Deferred credits and other liabilities	418,877	439,852

Minority interests	146,601	177,279

Stockholders’ equity:
Common stock	36,684	36,427
Additional paid-in capital	148,499	117,399
Retained earnings	2,973,167	2,641,708
Unearned compensation	(492)	—

	3,157,858	2,795,534
Treasury stock	(452,263)	(453,457)

Total stockholders’ equity	2,705,595	2,342,077

Total liabilities and stockholders’ equity	$5,110,866	$4,492,353

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 3, 2004	July 5, 2003
Operating activities:
Net earnings	$364,680	$26,207
Adjustments:
Depreciation	193,679	183,039
Gain on sale of facility and equipment	(1,596)	—
Impairment of assets	13,200	—
Deferred income taxes	(32,600)	8,700
Minority interests	26,285	10,577
Changes in (exclusive of acquisitions and dispositions):
Current assets	(512,413)	(48,580)
Current liabilities	313,094	27,752
Other	7,585	(923)

Cash provided by operating activities	371,914	206,772

Investing activities:
Capital expenditures	(111,524)	(94,275)
Investment in affiliates	(53,495)	(9,201)
Disposition of plant and equipment	2,456	199
Acquisitions (net of cash acquired)	—	(34,941)

Cash used in investing activities	(162,563)	(138,218)

Financing activities:
Repayment of long-term debt	—	(16,000)
Issuance of common stock	32,551	1,130
Distributions to minority interests	(56,963)	(59,135)
Cash dividends	(33,221)	(31,278)

Cash used in financing activities	(57,633)	(105,283)

Increase (decrease) in cash and short-term investments	$151,718	$(36,729)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2003 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2003. Certain amounts for the prior year have been reclassified to conform to the 2004 presentation.

2.	INVENTORIES: Inventories consist of approximately 44% raw materials and supplies, and 56% finished and semi-finished products, at July 3, 2004 (42% and 58%, respectively at December 31, 2003). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 77% of total inventories as of July 3, 2004 (75% of total inventories as of December 31, 2003). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $256.9 million higher at July 3, 2004 ($157.6 million at December 31, 2003).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $2,706.2 million at July 3, 2004 ($2,513.7 million at December 31, 2003).

4.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS: At July 3, 2004, Nucor had an interest rate swap agreement of $175.0 million outstanding that is accounted for as a fair value hedge. Under the agreement, Nucor pays a variable rate of interest and receives a fixed rate of interest over the term of the interest rate swap agreement. The interest rate swap agreement converts Nucor’s $175.0 million 6% note payable due in 2009 from a fixed rate obligation to a variable rate obligation. The change in the fair value of this agreement is recorded in earnings as an equal offset to the change in fair value of the underlying debt obligation. Since this fair value hedge is 100% effective, there is no impact to net earnings. The variable rate is the six-month LIBOR rate in arrears plus 1.25%.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

5.	ACCOUNTING FOR STOCK OPTIONS: Nucor accounts for stock options granted to employees and directors using the intrinsic value method, under which no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Net earnings - as reported	$364,680	$26,207	$251,442	$8,425
Pro forma stock-based compensation cost	(3,156)	(3,484)	(1,395)	(1,946)

Net earnings - pro forma	$361,524	$22,723	$250,047	$6,479

Net earnings per share - as reported:
Basic	$4.62	$0.34	$3.18	$0.11
Diluted	$4.59	$0.33	$3.17	$0.11
Net earnings per share - pro forma:
Basic	$4.58	$0.29	$3.16	$0.08
Diluted	$4.55	$0.29	$3.15	$0.08

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities, and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $55.2 million of accrued environmental costs at July 3, 2004 ($54.9 million at December 31, 2003), $22.3 million was classified in accrued expenses and other current liabilities ($22.0 million at December 31, 2003) and $32.9 million was classified in deferred credits and other liabilities ($32.9 million at December 31, 2003). During the second quarter and first half of 2004, Nucor revised estimates as additional information was obtained, increasing environmental reserves by $323,000 and $478,000, respectively. In the second quarter and first half of 2003, Nucor reduced estimates for environmental reserves by $397,000 and $3.1 million, respectively.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

7.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $43.3 and $63.0 million in the second quarter and first half of 2004, respectively, and $2.3 million and $5.3 million in the second quarter and first half of 2003, respectively.

8.	OTHER INCOME: In the first quarter of 2004, Nucor realized a pre-tax gain of $1.6 million on the sale of equipment. In the first quarter of 2003, Nucor received $2.3 million related to a graphite electrodes anti-trust settlement.

9.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

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

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Net sales to external customers:
Steel mills	$4,525,143	$2,618,182	$2,461,074	$1,320,303
Steel products	523,095	382,550	300,748	200,158

	$5,048,238	$3,000,732	$2,761,822	$1,520,461

Intercompany sales:
Steel mills	$399,166	$238,833	$209,433	$127,767
Steel products	3,103	2,094	1,750	1,235
Corporate/eliminations/other	(402,269)	(240,927)	(211,183)	(129,002)

	$—	$—	$—	$—

Earnings (loss) before income taxes:
Steel mills	$768,015	$102,386	$532,748	$47,817
Steel products	37,368	(12,247)	31,532	(3,099)
Corporate/eliminations/other	(232,303)	(58,005)	(167,984)	(35,234)

	$573,080	$32,134	$396,296	$9,484

	July 3, 2004	Dec. 31, 2003
Segment assets:
Steel mills	$4,173,718	$3,927,391
Steel products	444,870	324,235
Corporate/eliminations/other	492,278	240,727

	$5,110,866	$4,492,353

10.	ACQUISITIONS: In February 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc., for a cash purchase price of approximately $21.0 million. In addition, Harris Steel Group may receive up to an additional $6.0 million upon the achievement of certain operating results of the venture over the next five years.

In March 2003, Nucor’s wholly owned subsidiary, Nucor Steel Kingman, LLC, purchased substantially all of the assets of the Kingman, Arizona steel facility of North Star Steel (“North Star”) for approximately $35.0 million. The purchase price did not include working capital and Nucor assumed no material liabilities of the North Star operation. Nucor Steel Kingman is currently not operating. After evaluating options for this facility, Nucor decided not to restart the melt shop. Accordingly, the value of this asset was reduced by $13.2 million in the second quarter of 2004, which has been reflected in cost of products sold.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

11.	EARNINGS PER SHARE: The computations of basic and diluted earnings per share are as follows (in thousands except per share amounts):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Basic earnings per share:
Basic net earnings	$364,680	$26,207	$251,442	$8,425

Average shares outstanding	78,874	78,187	79,006	78,193

Basic net earnings per share	$4.62	$0.34	$3.18	$0.11

Diluted earnings per share:
Diluted net earnings	$364,680	$26,207	$251,442	$8,425

Diluted average shares outstanding:
Basic shares outstanding	78,874	78,187	79,006	78,193
Dilutive effect of stock options and other	523	95	430	123

	79,397	78,282	79,436	78,316

Diluted net earnings per share	$4.59	$0.33	$3.17	$0.11

12.	SUBSEQUENT EVENT: On July 17, 2004, Nucor’s wholly owned subsidiary, Nucor Steel Tuscaloosa, Inc., purchased substantially all of the steelmaking assets of Corus Tuscaloosa for a price of approximately $89.7 million. The facility is a coiled plate mill that manufactures pressure vessel steel coil, discrete plate and cut-to-length plate products with an annual capacity of approximately 800,000 tons.

On August 1, 2004, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased certain assets of Worthington Industries, Inc. cold rolling mill in Decatur Alabama for a cash purchase price of approximately $80.3 million. The assets purchased include all of the buildings, the pickle line, four-stand tandem cold mill, temper mill and annealing furnaces adjacent to the current Nucor Steel Decatur, LLC steel plant. This 1,000,000-ton cold mill facility has 600,000 tons of annealing capacity. The purchase does not include the slitting and cut-to-length equipment, which Worthington will continue to operate.

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

Operations

Net sales for the second quarter of 2004 increased 82% from the second quarter of 2003 primarily due to a 61% increase in average sales price per ton from $357 in the second quarter of 2003 to $575 in the second quarter of 2004 and to a 13% increase in total tons shipped to outside customers. Net sales for the first half of 2004 increased 68% from the first half of 2003. Average sales price per ton increased 47% from $350 in the first half of 2003 to $514 in the first half of 2004, while total tons shipped to outside customers increased 15%. Net sales increased due to increased demand for our products and the resulting increase in base prices, as well as the continuation of a raw material surcharge that was initiated in the first quarter of 2004 to address historically high scrap costs.

During the first half of 2004, Nucor established records in the steel mills segment for steel production, total steel shipments and steel sales to outside customers. The steel mills operated substantially at capacity in the first half of 2004 versus 96% in the first half of 2003. In the first half of 2004, steel production was 10,081,000 tons, compared with 8,545,000 tons produced in the first half of 2003. Total steel shipments were 10,050,000 tons in the first half of 2004, compared with 8,643,000 tons in last year’s first half. Steel shipments to outside customers were 9,182,000 tons in the first half of 2004, compared with 7,993,000 tons in the first half of 2003. In the steel products segment, steel joist production during the first half of 2004 was 252,000 tons, compared with 235,000 tons in the first half of 2003. Steel deck sales were 168,000 tons, compared with 172,000 tons in last year’s first half. Cold finished steel sales were 145,000 tons, compared with 128,000 tons in the first half of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The major component of cost of products sold is raw material costs. In the second quarter of 2004, the average price of raw materials increased approximately 65% from the second quarter of 2003, and increased approximately 60% in the first half of 2004 compared with the first half of 2003. The average prices of raw materials used in the steel mills segment and the steel products segment increased approximately 70% and 17%, respectively, from the second quarter of 2003 and increased approximately 65% and 10%, respectively, from the first half of 2003. The average scrap and scrap substitute cost per ton used in our steel mills segment was $227 in the second quarter of 2004, an increase of 73% from $131 in the second quarter of 2003, and was $214 in the first half of 2004, an increase of 69% from $127 in the first half of 2003. As a result of these increases, Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $67.1 million in the second quarter of 2004 (including a LIFO charge of $12.1 million for Nucor Yamato Steel Company, of which Nucor owns 51%), compared with a charge of $6.5 million in the second quarter of 2003 (including a LIFO charge of $1.3 million for Nucor-Yamato Steel Company). In the first half of 2004, the LIFO charge was $99.3 million (including a LIFO charge of $19.3 million for Nucor-Yamato Steel Company), compared with a charge of $12.9 million in the first half of 2003 (including a LIFO charge of $2.5 million for Nucor-Yamato Steel Company). Interim LIFO charges are based on estimates of inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

After evaluating options for the steel mill in Kingman, Arizona, which is currently not operating, it was determined that the melt shop would not be restarted. Accordingly, the value of this asset was reduced by $13.2 million in the second quarter of 2004, which is reflected in cost of products sold. The net book value as of July 3, 2004 of $20.6 million represents management’s best estimate of the remaining assets’ fair value and such estimates may be revised.

Pre-operating and start-up costs of new facilities decreased to $7.6 million in the second quarter of 2004, compared with $33.5 million in the second quarter of 2003. For the first half of 2004, pre-operating and start-up costs decreased to $16.8 million, compared with $60.2 million in the first half of 2003. In 2004, these costs primarily related to the start-up of the Castrip® facility at our sheet mill in Crawfordsville, Indiana. In 2003, these costs primarily related to the start-up of the sheet mill in Decatur, Alabama (formerly Trico Steel Company, LLC) and the Castrip facility.

Gross margins improved to approximately 19% for the second quarter of 2004 and approximately 16% for the first half of 2004, compared with approximately 4% for the second quarter of 2003 and approximately 5% for the first half of 2003. The improvement is due to the events and trends discussed above as well as to the turnaround achieved at our sheet mill in Decatur, Alabama and the plate mill in Hertford County, North Carolina.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs remained flat from the second quarter of 2003 to the second quarter of 2004, and decreased approximately 4% in the first half of 2004 compared with the first half of 2003. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, increased approximately eightfold from the second quarter of 2003 to the second quarter of 2004, and increased approximately ninefold from the first half of 2004 compared with the first half of 2003. In the second quarter and first half of 2004, profit sharing costs included $7.5 million and $10.0 million, respectively, for an extraordinary bonus paid to employees for the achievement of record earnings through the first half of 2004. Every employee except for senior officers received $1,000 in July 2004.

Interest expense, net of interest income, decreased from the second quarter of 2003 to the second quarter of 2004, and decreased from the first half of 2003 to the first half of 2004, primarily due to an increase in short-term investments and to call premiums expensed in the first quarter of 2003 when fixed rate industrial revenue bonds were redeemed and reissued in the form of new variable rate industrial revenue bonds. There were no such call premiums incurred in the first half of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first half of 2004 and 2003, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the first half of 2004, Nucor realized a $1.6 million gain on the sale of equipment. In the first half of 2003, Nucor reported other income of $2.3 million related to graphite electrodes anti-trust settlements.

Nucor had an effective tax rate of 36.6% in the second quarter of 2004 compared with 11.2% in the second quarter of 2003, and had an effective tax rate of 36.4% in the first half of 2004 compared with 18.4% in the first half of 2003. The increase in the effective tax rate is primarily due to the effect of increased pre-tax earnings.

Net earnings increased during the second quarter and first half of 2004 compared with the second quarter and first half of 2003 due to increased margins and decreased pre-operating and start-up costs, partially offset by increased LIFO charges, increased profit-sharing costs, the write-off of certain idled assets and increased income taxes.

Liquidity and capital resources

The current ratio was 2.4 at the end of the first half of 2004 and 2.6 at year-end 2003. The percentage of long-term debt to total capital was 24% at the end of the first half of 2004 and 26% at year-end 2003. Nucor has a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities.

Capital expenditures increased approximately 18% from the first half of 2003 to the first half of 2004. Capital expenditures are projected to be approximately $230.0 million for all of 2004.

Funds provided from operations and existing credit facilities are expected to be sufficient to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor has the financial ability to borrow additional funds to finance major acquisitions and still maintain reasonable leverage.

Nucor’s directors have approved the purchase of up to 15.0 million shares of Nucor common stock. There were no repurchases during the first half of 2004 or 2003. Since the inception of the stock repurchase program in 1998, Nucor has repurchased approximately 10.8 million shares at a cost of about $444.5 million

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the disclosure that appears under Legal Proceedings in Item 1. of Part II of our Report on Form 10-Q for the quarter ended April 3, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 13, 2004, the following actions were taken:

Three directors were elected for terms of three years expiring in 2007: 65,933,538 shares were voted for Daniel R. DiMicco (833,707 withheld), 65,935,181 shares were voted for James D. Hlavacek (832,064 withheld) and 65,942,431 shares were voted for Raymond J. Milchovich (824,814 withheld). Peter C. Browning, Clayton C. Daley, Jr., Harvey B. Gantt, Victoria F. Haynes, and Thomas A. Waltermire continue to serve as directors of the Company.

The Audit Committee’s selection of PricewaterhouseCoopers LLP to serve as Nucor’s independent auditors for the year ending December 31, 2004 was ratified by a vote of 65,058,576 for, 1,322,729 against and 385,931 abstaining.

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

NUCOR CORPORATION

Date: August 4, 2004	By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

NUCOR CORPORATION

List of Exhibits to Form 10-Q – July 3, 2004

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