Form 10-Q
period 2004-10-02
NUCOR CORP
filed 2004-11-03
CIK 73309

Third Quarter 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 2, 2004

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

159,090,824 shares of common stock were outstanding at October 2, 2004, as adjusted for the stock split described in Note 2 to Nucor’s condensed consolidated financial statements.

Nucor Corporation

Form 10-Q

October 2, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 2, 2004	Oct. 4, 2003	Oct. 2, 2004	Oct. 4, 2003
Net sales	$8,287,830	$4,604,743	$3,239,592	$1,604,011

Costs, expenses and other:
Cost of products sold	6,683,803	4,393,428	2,433,518	1,532,857
Marketing, administrative and other expenses	318,978	130,626	131,573	44,497
Interest expense, net	17,831	19,983	5,053	6,369
Minority interests	60,347	16,783	34,061	6,198
Other income	(1,596)	(7,135)	—	(4,834)

	7,079,363	4,553,685	2,604,205	1,585,087

Earnings before income taxes	1,208,467	51,058	635,387	18,924
Provision for income taxes	428,400	8,829	220,000	2,902

Net earnings	$780,067	$42,229	$415,387	$16,022

Net earnings per share:
Basic	$4.93	$0.27	$2.62	$0.10

Diluted	$4.90	$0.27	$2.59	$0.10

Average shares outstanding:
Basic	158,094	156,412	158,796	156,488
Diluted	159,347	156,659	160,229	156,746

Dividends declared per share	$0.34	$0.30	$0.13	$0.10

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 2, 2004	Dec. 31, 2003
Assets
Current assets:
Cash and short-term investments	$758,152	$350,332
Accounts receivable	1,048,238	572,479
Inventories	950,594	560,396
Other current assets	178,027	137,353

Total current assets	2,935,011	1,620,560

Property, plant and equipment, net	2,825,446	2,817,135

Other assets	124,959	54,658

Total assets	$5,885,416	$4,492,353

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$565,616	$329,863
Federal income taxes payable	169,353	—
Salaries, wages and related accruals	293,870	91,187
Accrued expenses and other current liabilities	251,941	208,545

Total current liabilities	1,280,780	629,595

Long-term debt due after one year	923,550	903,550

Deferred credits and other liabilities	400,617	439,852

Minority interests	165,849	177,279

Stockholders’ equity:
Common stock	73,587	36,427
Additional paid-in capital	125,580	117,399
Retained earnings	3,367,874	2,641,708
Unearned compensation	(392)	—

	3,566,649	2,795,534
Treasury stock	(452,029)	(453,457)

Total stockholders’ equity	3,114,620	2,342,077

Total liabilities and stockholders’ equity	$5,885,416	$4,492,353

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Oct. 2, 2004	Oct. 4, 2003
Operating activities:
Net earnings	$780,067	$42,229
Adjustments:
Depreciation	291,805	273,903
Gain on sale of facility and equipment	(1,596)	—
Impairment of assets	13,200	—
Deferred income taxes	(52,900)	13,800
Minority interests	60,345	16,775
Changes in (exclusive of acquisitions and dispositions):
Current assets	(832,629)	(64,388)
Current liabilities	631,457	90,768
Other	5,568	(5,433)

Cash provided by operating activities	895,317	367,654

Investing activities:
Capital expenditures	(198,007)	(147,610)
Investment in affiliates	(68,550)	(18,640)
Disposition of plant and equipment	2,813	354
Acquisitions (net of cash acquired)	(169,646)	(34,941)
Other investing activities	—	(6,742)

Cash used in investing activities	(433,390)	(207,579)

Financing activities:
Repayment of long-term debt	—	(16,000)
Proceeds from long-term debt	20,000	25,000
Issuance of common stock	46,769	4,533
Distributions to minority interests	(71,775)	(60,737)
Cash dividends	(53,901)	(46,936)
Termination of interest rate swap agreement	4,800	—

Cash used in financing activities	(54,107)	(94,140)

Increase in cash and short-term investments	$407,820	$65,935

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2003 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2003. Certain amounts for the prior year have been reclassified to conform to the 2004 presentation.

2.	STOCK SPLIT: In September 2004, Nucor’s Board of Directors approved a two-for-one stock split of common stock in the form of a stock dividend. As a result, stockholders of record received one additional share on October 15, 2004 for each share held as of the record date of September 30, 2004. The par value of Nucor’s common stock remains $.40 per share. All share and per share amounts have been restated to reflect the two-for-one stock split.

3.	INVENTORIES: Inventories consist of approximately 49% raw materials and supplies, and 51% finished and semi-finished products, at October 2, 2004 (42% and 58%, respectively at December 31, 2003). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 74% of total inventories as of October 2, 2004 (75% of total inventories as of December 31, 2003). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $380.9 million higher at October 2, 2004 ($157.6 million at December 31, 2003).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $2,803.3 million at October 2, 2004 ($2,513.7 million at December 31, 2003).

5.	LONG-TERM DEBT AND FINANCING ARRANGEMENTS: At July 3, 2004, Nucor had an interest rate swap agreement in the notional principal amount of $175.0 million that was accounted for as a fair value hedge. Under the agreement, Nucor paid a variable rate of interest and received a fixed rate of interest over the term of the interest rate swap agreement. The interest rate swap agreement converted Nucor’s $175.0 million 6% note payable due in 2009 from a fixed rate obligation to a variable rate obligation. The change in the fair value of this agreement was recorded in earnings as an equal offset to the change in fair value of the underlying debt obligation. Since the fair value hedge was 100% effective, there was no impact to net earnings. The variable interest rate was the six-month LIBOR rate in arrears plus 1.25%. In the third quarter of 2004, Nucor terminated this interest rate swap agreement. The $4.8 million gain on the terminated swap agreement will be amortized over the remaining life of the debt as an adjustment to interest expense.

In September 2004, Nucor issued $20.0 million aggregate principal amount of variable rate solid waste disposal revenue bonds, maturing in 2020. The interest rate for this issue was 1.75% at October 2, 2004.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

6.	ACCOUNTING FOR STOCK OPTIONS: Nucor accounts for stock options granted to employees and directors using the intrinsic value method, under which no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 2, 2004	Oct. 4, 2003	Oct. 2, 2004	Oct. 4, 2003
Net earnings - as reported	$780,067	$42,229	$415,387	$16,022
Pro forma stock-based compensation cost	(4,613)	(5,430)	(1,457)	(1,946)

Net earnings - pro forma	$775,454	$36,799	$413,930	$14,076

Net earnings per share - as reported:
Basic	$4.93	$0.27	$2.62	$0.10
Diluted	$4.90	$0.27	$2.59	$0.10
Net earnings per share - pro forma:
Basic	$4.91	$0.24	$2.61	$0.09
Diluted	$4.87	$0.23	$2.58	$0.09

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

7.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities, and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $45.1 million of accrued environmental costs at October 2, 2004 ($54.9 million at December 31, 2003), $22.6 million was classified in accrued expenses and other current liabilities ($22.0 million at December 31, 2003) and $22.5 million was classified in deferred credits and other liabilities ($32.9 million at December 31, 2003). During the third quarter and first nine months of 2004, Nucor revised estimates as additional information was obtained, decreasing environmental reserves by $10.3 million and $9.8 million, respectively. In the third quarter and first nine months of 2003, Nucor reduced estimates for environmental reserves by $5.0 million and $8.1 million, respectively.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

8.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $69.5 million and $132.5 million in the third quarter and first nine months of 2004, respectively, and $2.9 million and $8.2 million in the third quarter and first nine months of 2003, respectively.

9.	OTHER INCOME: In the first quarter of 2004, Nucor realized a pre-tax gain of $1.6 million on the sale of equipment. In the third quarter and first nine months of 2003, Nucor received $4.8 million and $7.1 million, respectively, related to graphite electrodes anti-trust settlements.

10.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

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

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 2, 2004	Oct. 4, 2003	Oct. 2, 2004	Oct. 4, 2003
Net sales to external customers:
Steel mills	$7,393,626	$4,002,042	$2,868,483	$1,383,860
Steel products	894,204	602,701	371,109	220,151

	$8,287,830	$4,604,743	$3,239,592	$1,604,011

Intercompany sales:
Steel mills	$654,076	$384,020	$254,910	$145,187
Steel products	6,140	4,208	3,037	2,114
Corporate/eliminations/other	(660,216)	(388,228)	(257,947)	(147,301)

	$—	$—	$—	$—

Earnings (loss) before income taxes:
Steel mills	$1,563,449	$156,807	$795,434	$54,421
Steel products	93,550	(15,719)	56,182	(3,472)
Corporate/eliminations/other	(448,532)	(90,030)	(216,229)	(32,025)

	$1,208,467	$51,058	$635,387	$18,924

	Oct. 2, 2004	Dec. 31, 2003
Segment assets:
Steel mills	$4,702,970	$3,927,391
Steel products	509,696	324,235
Corporate/eliminations/other	672,750	240,727

	$5,885,416	$4,492,353

11.	INVESTMENTS AND ACQUISITIONS: In February 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc., for a cash purchase price of approximately $21.0 million. In addition, Harris Steel Group may receive up to an additional $6.0 million upon the achievement of certain operating results of the venture over the next five years.

In July 2004, Nucor’s wholly owned subsidiary, Nucor Steel Tuscaloosa, Inc., purchased substantially all of the steelmaking assets of Corus Tuscaloosa for a price of approximately $89.4 million. The facility is a coiled plate mill that manufactures pressure vessel steel coil, discrete plate and cut-to-length plate products with an annual capacity of approximately 800,000 tons.

In August 2004, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased certain assets of Worthington Industries, Inc. cold rolling mill in Decatur, Alabama for a cash purchase price of approximately $80.3 million. The assets purchased include all of the buildings, the pickle line, four-stand tandem cold mill, temper mill and annealing furnaces adjacent to the current Nucor Steel Decatur, LLC steel plant. This 1,000,000-ton cold mill facility has 600,000 tons of annealing capacity.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

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

12.	EARNINGS PER SHARE: The computations of basic and diluted earnings per share are as follows (in thousands except per share amounts):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 2, 2004	Oct. 4, 2003	Oct. 2, 2004	Oct. 4, 2003
Basic earnings per share:
Basic net earnings	$780,067	$42,229	$415,387	$16,022

Average shares outstanding	158,094	156,412	158,796	156,488

Basic net earnings per share	$4.93	$0.27	$2.62	$0.10

Diluted earnings per share:
Diluted net earnings	$780,067	$42,229	$415,387	$16,022

Diluted average shares outstanding:
Basic shares outstanding	158,094	156,412	158,796	156,488
Dilutive effect of stock options and other	1,253	247	1,433	258

	159,347	156,659	160,229	156,746

Diluted net earnings per share	$4.90	$0.27	$2.59	$0.10

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

Operations

Net sales for the third quarter of 2004 increased 102% from the third quarter of 2003 primarily due to an 87% increase in average sales price per ton from $358 in the third quarter of 2003 to $668 in the third quarter of 2004 and to an 8% increase in total tons shipped to outside customers. Net sales for the first nine months of 2004 increased 80% from the first nine months of 2003. Average sales price per ton increased 61% from $352 in the first nine months of 2003 to $565 in the first nine months of 2004, while total tons shipped to outside customers increased 12%. Net sales increased due to increased demand for our products and the resulting increase in base prices, as well as the continuation of a raw material surcharge that was initiated in the first quarter of 2004 to address historically high scrap costs.

During the first nine months of 2004, Nucor established records in the steel mills segment for steel production, total steel shipments and steel sales to outside customers. The steel mills operated substantially at capacity in the first nine months of 2004 versus 91% in the first nine months of 2003. In the first nine months of 2004, steel production was 15,153,000 tons, compared with 13,015,000 tons produced in the first nine months of 2003. Total steel shipments were 15,018,000 tons in the first nine months of 2004, compared with 13,189,000 tons in last year’s first nine months. Steel shipments to outside customers were 13,674,000 tons in the first nine months of 2004, compared with 12,155,000 tons in the first nine months of 2003. In the steel products segment, steel joist production during the first nine months of 2004 was 396,000 tons, compared with 378,000 tons in the first nine months of 2003. Steel deck sales were 271,000 tons, compared with 266,000 tons in last year’s first nine months. Cold finished steel sales were 211,000 tons, compared with 182,000 tons in the first nine months of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The major component of cost of products sold is raw material costs. In the third quarter of 2004, the average price of raw materials increased approximately 72% from the third quarter of 2003, and increased approximately 64% in the first nine months of 2004 compared with the first nine months of 2003. The average prices of raw materials used in the steel mills segment and the steel products segment increased approximately 75% and 31%, respectively, from the third quarter of 2003 and increased approximately 69% and 17%, respectively, from the first nine months of 2003. The average scrap and scrap substitute cost per ton used in our steel mills segment was $248 in the third quarter of 2004, an increase of 81% from $137 in the third quarter of 2003, and was $225 in the first nine months of 2004, an increase of 73% from $130 in the first nine months of 2003. As a result of these rising scrap prices and because Nucor values inventories using the last-in, first-out (LIFO) method of accounting, Nucor incurred a charge (a “LIFO charge”) that had the effect of increasing cost of products sold by $124.1 million in the third quarter of 2004 (including a LIFO charge of $6.1 million for Nucor Yamato Steel Company, of which Nucor owns 51%). This compares with a LIFO charge of $26.6 million in the third quarter of 2003 (including a LIFO charge of $6.2 million for Nucor-Yamato Steel Company). In the first nine months of 2004, the LIFO charge was $223.4 million (including a LIFO charge of $25.4 million for Nucor-Yamato Steel Company). This compares with a charge of $39.5 million in the first nine months of 2003 (including a LIFO charge of $8.7 million for Nucor-Yamato Steel Company). The LIFO charges for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

Pre-operating and start-up costs of new facilities decreased to $4.5 million in the third quarter of 2004, compared with $31.3 million in the third quarter of 2003. For the first nine months of 2004, pre-operating and start-up costs decreased to $21.3 million, compared with $91.5 million in the first nine months of 2003. In 2004, these costs primarily related to the start-up of the Castrip® facility at our sheet mill in Crawfordsville, Indiana. In 2003, these costs primarily related to the start-up of the sheet mill in Decatur, Alabama (formerly Trico Steel Company, LLC) and the Castrip facility.

During the third quarter and first nine months of 2004, Nucor revised estimates for environmental reserves as additional information was obtained, reducing environmental reserves by $10.3 million and $9.8 million, respectively. In the third quarter and first nine months of 2003, Nucor reduced estimates for environmental reserves by $5.0 million and $8.1 million, respectively.

Gross margins improved to approximately 25% for the third quarter of 2004 and approximately 19% for the first nine months of 2004, compared with approximately 4% for the third quarter of 2003 and approximately 5% for the first nine months of 2003. The improvement is due to the events and trends discussed above as well as to the turnaround achieved at our sheet mill in Decatur, Alabama and the plate mill in Hertford County, North Carolina and to the acquisitions finalized in the third quarter. Although we anticipate that underlying demand will remain strong, we expect average sales prices and our gross margins to decrease slightly in the fourth quarter.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 5% from the third quarter of 2003 to the third quarter of 2004, and decreased approximately 1% in the first nine months of 2004 compared to the first nine months of 2003. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, increased approximately twentyfold from the third quarter of 2003 to the third quarter of 2004, and increased approximately twelvefold from the first nine months of 2004 compared with the first nine months of 2003.

Interest expense, net of interest income, decreased from the third quarter of 2003 to the third quarter of 2004, and decreased from the first nine months of 2003 to the first nine months of 2004, primarily due to an increase in short-term investments and to call premiums expensed in the first quarter of 2003 when fixed rate industrial revenue bonds were redeemed and reissued in the form of new variable rate industrial revenue bonds. There were no such call premiums incurred in the first nine months of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2004 and 2003, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the first nine months of 2004, Nucor realized a $1.6 million gain on the sale of equipment. In the third quarter and first nine months of 2003, Nucor reported other income of $4.8 million and $7.1 million, respectively, related to graphite electrodes anti-trust settlements.

Nucor had an effective tax rate of 34.6% in the third quarter of 2004 compared with 15.3% in the third quarter of 2003, and had an effective tax rate of 35.4% in the first nine months of 2004 compared with 17.3% in the first nine months of 2003. The increase in the effective tax rate is primarily due to the effect of increased pre-tax earnings in 2004, partially offset by resolution of certain tax issues in the third quarter of 2004.

Net earnings increased during the third quarter and first nine months of 2004 compared with the third quarter and first nine months of 2003 due to increased shipments, higher average selling prices, increased margins and decreased pre-operating and start-up costs, partially offset by increased LIFO charges, increased profit-sharing costs and increased income taxes.

Liquidity and capital resources

The current ratio was 2.3 at the end of the first nine months of 2004 and 2.6 at year-end 2003. The percentage of long-term debt to total capital was 22% at the end of the first nine months of 2004 and 26% at year-end 2003. Nucor has a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities.

Capital expenditures increased approximately 34% from the first nine months of 2003 to the first nine months of 2004. Capital expenditures are projected to be approximately $230.0 million for all of 2004.

During the third quarter of 2004, Nucor’s wholly owned subsidiary, Nucor Steel Tuscaloosa, Inc. purchased substantially all of the steelmaking assets of Corus Tuscaloosa for a price of approximately $89.4 million. Also in the third quarter of 2004, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC purchased certain assets of Worthington Industries, Inc. cold rolling mill in Decatur, Alabama for a cash purchase price of approximately $80.3 million. These acquisitions were not material to the consolidated financial statements and did not result in goodwill or other intangible assets.

Funds provided from operations and existing credit facilities are expected to be sufficient to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor has the financial ability to borrow additional funds to finance major acquisitions and still maintain reasonable leverage.

Nucor’s directors have approved the purchase of up to 30.0 million shares of Nucor common stock. There were no repurchases during the first nine months of 2004 or fiscal 2003. Since the inception of the stock repurchase program in 1998, Nucor has repurchased approximately 21.6 million shares at a cost of about $444.5 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2003.

Commodity Price Risk – In the ordinary course of its business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In the first quarter of 2004, Nucor initiated a raw material surcharge designed to pass through the historically high cost of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the time lag in passing through higher raw material costs so that we can maintain our gross margins.

We use natural gas purchase contracts to partially manage our exposure to fluctuations in the cost of our supply of natural gas. The use of these contracts has not been significant in relation to Nucor’s overall business activity.

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

Item 6. Exhibits

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

NUCOR CORPORATION

Date: November 3, 2004	By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

NUCOR CORPORATION

List of Exhibits to Form 10-Q – October 2, 2004

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