Form 10-K
period 2004-12-31
NUCOR CORP
filed 2005-03-08
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 1-4119

NUCOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1860817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Rexford Road, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 366-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.40 per share	New York Stock Exchange

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

Aggregate market value of common stock held by non-affiliates was approximately $5.84 billion based upon the closing sales price of the registrant’s common stock on the last day of our most recently completed second fiscal quarter, July 3, 2004.

159,768,892 shares of common stock were outstanding at February 28, 2005.

Documents incorporated by reference include: Portions of 2004 Annual Report (Parts I, II and IV), and Notice of 2005 Annual Meeting of Stockholders and Proxy Statement (Part III).

PART I

Item 1.	Business

Nucor Corporation was incorporated in Delaware in 1958. The business of Nucor Corporation and its subsidiaries is the manufacture and sale of steel and steel products, which accounted for all of the sales and the majority of the earnings in 2004, 2003 and 2002. The earnings in 2004 and 2003 include other income of $1.6 million and $4.4 million, respectively, related to pre-tax gains on the sale of equipment. The earnings in 2003 and 2002 include a pre-tax gain of $7.1 million and $29.9 million, respectively, related to graphite electrodes anti-trust settlements.

Nucor is the nation’s largest recycler, using scrap steel as the primary material in producing our products. In 2004, we recycled over 17 million tons of scrap steel.

Nucor reports its results in two segments, steel mills and steel products. Net sales to external customers, intercompany sales, depreciation expense, earnings (loss) before income taxes, assets and capital expenditures by segment for each of the three years in the period ended December 31, 2004, are set forth in Note 15 of Notes to Consolidated Financial Statements of the 2004 Annual Report, which note is hereby incorporated by reference.

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

In the steel mills segment, hot-rolled and cold-rolled sheet steel are produced to customer orders. In addition, other hot-rolled and cold-rolled steel are manufactured in standard sizes and inventories are maintained. In 2004, approximately 90% of the steel mills segment production was sold to non-affiliated customers; the remainder was used internally by the steel products segment. Hot-rolled steel and cold-rolled steel are sold primarily to steel service centers, fabricators and manufacturers throughout the United States. In 2004, approximately 50% of our sheet steel sales were made to contract customers with the balance of sales made in the spot market at prevailing prices at the time of sale. These contracts permit price adjustments to reflect changes in prevailing raw material costs and typically have terms ranging from six to twelve months. In the steel mills segment, Nucor’s backlog of orders was approximately $1.63 billion and $1.24 billion at December 31, 2004 and 2003, respectively. These orders are normally filled within one year.

In the steel products segment, steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm fixed-price contracts and are normally competitively bid against other suppliers. Cold finished steel and steel fasteners are manufactured in standard sizes and inventories are maintained. Cold finished steel and steel fasteners are sold primarily to distributors and manufacturers throughout the United States. Nucor’s backlog of orders in the steel products segment was approximately $408.4 million and $234.5 million at December 31, 2004 and 2003, respectively. These orders are normally filled within one year.

The primary raw material for the steel mills segment is ferrous scrap, which is acquired from numerous sources throughout the country. The average scrap cost per ton purchased increased $99 (55%) from December 2003 to December 2004. In response to escalating scrap steel prices, Nucor successfully implemented a raw material sales price surcharge in 2004. This surcharge has helped offset the impact of significantly higher scrap prices and has ensured that we were able to purchase the scrap needed to fill our customers’ orders. The steel mills are also large consumers of electricity and natural gas. Nucor uses cash flow hedges and natural gas purchase contracts to partially manage its exposure to price risk of natural gas that is used during the manufacturing process. The primary raw material for the steel products segment is steel, which is primarily purchased from the steel mills segment. Supplies of raw materials and energy have been, and are expected to be, adequate to operate the facilities.

Products from both segments are marketed mainly through in-house sales forces. The principal competitive factors are price and service. The markets that Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions. Considerable competition exists from numerous domestic manufacturers and foreign imports. Unfairly traded, illegally dumped steel imports have devastated the U.S. steel industry and its workers. In March 2002, the Bush Administration imposed a series of tariffs, known as Section 201, to help the domestic steel industry recover from the illegal and predatory trading practices of foreign trading competitors. In December 2003, the Administration chose to end the temporary steel safeguard tariffs prior to their scheduled expiration; however, we are optimistic about the Bush Administration’s commitment to strengthen and enforce existing U.S. trade laws and the President’s promise to work with Congress to achieve a long-term solution to illegal dumping and other unfair trade practices that necessitated Section 201. There can be no assurance that such solutions will be achieved. Nucor actively supports several organizations that promote free and fair trade and that oppose currency manipulation.

Nucor has historically focused on optimizing existing operations to ensure that they are among the most productive and efficient facilities in the United States. In recent years, however, our focus has expanded to include growing profitably through acquisitions, particularly in the steel mills segment.

In July 2002, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased substantially all of the assets of Trico Steel Company, LLC for a purchase price of $117.7 million. Located in Decatur, Alabama, the sheet steel facility originally began operations in 1997 and has an annual capacity of approximately 1,900,000 tons. The purchase strategy called for a major renovation of the facility. Capital expenditures for this facility have exceeded $100.0 million from acquisition through 2004. Although we experienced equipment problems early in 2003, we overcame these issues and generated an operating profit at this sheet mill in 2004. In August 2004, Nucor Steel Decatur, LLC purchased certain assets of Worthington Industries, Inc.’s cold rolling mill located adjacent to our steel mill for a cash purchase price of approximately $80.3 million. The assets purchased include all of the buildings, the pickle line, four-stand tandem cold mill, temper mill and annealing furnaces adjacent to the current Nucor Steel Decatur, LLC steel plant. This 1,000,000-ton cold mill facility has 600,000 tons of annealing capacity and provides expanded value-added products to our customers in the Southeast.

In December 2002, Nucor and certain of its wholly owned subsidiaries purchased substantially all of the assets of Birmingham Steel Corporation (“Birmingham Steel”) for a cash purchase price, excluding transaction costs, of approximately $615.0 million, including $116.9 million in inventory and receivables. Primary assets purchased were Birmingham Steel’s four operating mills in Birmingham, Alabama; Kankakee, Illinois; Seattle, Washington; and Jackson, Mississippi, with a combined annual capacity of approximately 2,200,000 tons. These mills made significant contributions to Nucor’s sales and earnings in 2003 and 2004.

In July 2004, Nucor’s wholly owned subsidiary, Nucor Steel Tuscaloosa, Inc., purchased substantially all of the steelmaking assets of Corus Tuscaloosa for a price of approximately $89.4 million. The facility is a coiled plate mill that manufactures pressure vessel steel coil, discrete plate and cut-to-length plate products with an annual capacity of approximately 800,000 tons. This acquisition was immediately accretive to earnings and made a significant operating contribution in the second half of 2004.

In February 2005, Nucor purchased the assets of Fort Howard Steel, Inc.’s operations in Oak Creek, Wisconsin, for a cash purchase price of approximately $44.2 million. This facility produces cold finished bar product and has approximately 140,000 tons of annual capacity.

Also in February 2005, Nucor announced plans for the addition of vacuum degassers at the sheet mills in Hickman, Arkansas, and Decatur, Alabama. The investment in these vacuum degassers will enable Nucor to produce higher grades of sheet steel for automotive and appliance customers in the southern United States and Mexico. The capital cost to install each of the degassers is estimated to be less than $20.0 million. The new vacuum degassers should be operational by the first half of 2006 and will increase total high quality, value-added annual capacity at the mills by an estimated 1,000,000 tons.

Nucor is also growing through “greenfield” projects using new technologies and growing globally through joint ventures.

Nucor began operations of its 100% owned Castrip® facility in Crawfordsville, Indiana, in 2002. This facility uses the breakthrough technology of strip casting, to which Nucor holds exclusive rights in the United States and Brazil. Strip casting involves the direct casting of molten steel into final shape and thickness without further hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology. This process also reduces the overall environmental impact of producing steel by generating significantly lower emissions, particularly NOx. The Castrip process has achieved commercial viability and we are in the process of selecting a site for our second Castrip operation in the United States. We also plan to establish at least one joint venture with a partner overseas in 2005 to utilize the Castrip technology.

In 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc., for a cash purchase price of approximately $21.0 million. In addition, Harris Steel Group may receive up to an additional $6.0 million upon the achievement of certain operating results of the venture through 2008. The investment in this rebar fabricator complements our existing facilities by adding downstream integration from our bar mills into the value-added process.

Nucor’s raw materials strategy includes the goal of controlling approximately one-third of our iron units consumption, which currently equates to between 6,000,000 and 7,000,000 tons per year of high quality scrap substitutes. Three projects in particular represent Nucor’s initial steps towards achieving this goal: the HIsmelt® facility in Australia, the sustainable pig iron project in Brazil, and the direct reduced iron plant in Trinidad.

In 2002, Nucor entered a joint venture with The Rio Tinto Group, Mitsubishi Corporation and Chinese steelmaker, Shougang Corporation, to construct a commercial HIsmelt plant in Kwinana, Western Australia. The HIsmelt process converts iron ore fines and coal fines directly to liquid metal eliminating the need for a blast furnace, sinter/pellet plants and coke ovens. The HIsmelt technology would offer an alternative supply of high-quality iron units as a scrap substitute. Nucor has a 25% interest in the joint venture that owns the HIsmelt commercial plant. Construction is substantially completed and production is scheduled to begin in the second quarter of 2005. This plant will have an initial annual capacity of 800,000 metric tons.

In 2003, Nucor entered a joint venture with Companhia Vale do Rio Doce (“CVRD”) to construct and operate an environmentally responsible pig iron project in northern Brazil. The project, named Ferro Gusa Carajás S.A., will utilize two conventional mini-blast furnaces to produce about 380,000 metric tons of pig iron per year in its initial phase, using iron ore from CVRD’s Carajas mine in northern Brazil. The charcoal source will be exclusively from eucalyptus trees grown in a cultivated forest of 82,000 acres with the total forest encompassing approximately 200,000 acres in northern Brazil. The cultivated forest removes more carbon dioxide than the blast furnace process emits. It is anticipated that Nucor will purchase all of the production of the plant. Production is scheduled to begin in the third quarter of 2005.

In September 2004, Nucor exercised its option to acquire the idled assets of American Iron Reduction’s direct reduced iron (“DRI”) plant located in Convent, Louisiana. Nucor began dismantling and refurbishing the plant for relocation to Trinidad and to expand annual capacity to 1,800,000 metric tons per year. The Trinidad site will benefit from a low cost supply of natural gas and favorable logistics for receipt of Brazilian iron ore and shipment of DRI to the United States. Capital expenditures for this facility are expected to be approximately $225.0 million, and operations are expected to begin in early 2006.

Nucor is subject to environmental laws and regulations established by federal, state and local authorities. In December 2000, Nucor entered into a consent decree with the United States Environmental Protection Agency and certain states in order to resolve alleged environmental violations. Under the terms of this decree, Nucor is conducting tests at some of its facilities, performing corrective action where necessary, and piloting certain pollution control technologies.

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and to be innovative. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. Only 59 employees are located in our executive offices. All of Nucor’s 10,600 employees are engaged in its steel mills and steel products businesses. None of our employees are represented by labor unions.

Additional information on Nucor’s business is incorporated by reference to Nucor’s 2004 Annual Report, pages 7 through 15.

Nucor’s annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, are available without charge through Nucor’s website, www.nucor.com, as soon as reasonably practicable after Nucor files these reports electronically or furnishes them to the Securities and Exchange Commission (SEC). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the Securities and Exchange Commission.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website, www.sec.gov.

Item 2.	Properties

Our principal operating facilities by segment are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,180,000	Steel shapes
Berkeley County, South Carolina	1,920,000	Flat-rolled steel, steel shapes
Crawfordsville, Indiana	1,830,000	Flat-rolled steel
Decatur, Alabama	1,500,000	Flat-rolled steel
Norfolk, Nebraska	1,420,000	Steel shapes
Hickman, Arkansas	1,360,000	Flat-rolled steel
Plymouth, Utah	1,170,000	Steel shapes
Darlington, South Carolina	1,170,000	Steel shapes
Jewett, Texas	1,080,000	Steel shapes
Hertford County, North Carolina	1,000,000	Steel plate
Seattle, Washington	650,000	Steel shapes
Auburn, New York	400,000	Steel shapes
Kankakee, Illinois	370,000	Steel shapes
Jackson, Mississippi	340,000	Steel shapes
Tuscaloosa, Alabama	310,000	Steel plate
Birmingham, Alabama	290,000	Steel shapes

Steel products:
Norfolk, Nebraska	980,000	Joists, deck
Brigham City, Utah	750,000	Joists
Grapeland, Texas	660,000	Joists, deck
Chemung, New York	550,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Florence, South Carolina	530,000	Joists, deck
Fort Payne, Alabama	460,000	Joists, deck

Our steel mills segment also includes a distribution center in Pompano Beach, Florida. In the steel products segment, we have additional operating facilities in St. Joe and Waterloo, Indiana; Terrell and Denton, Texas; Dallas, Georgia; and Swansea, South Carolina. During 2004, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 97% and 79% of production capacity, respectively.

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

None during the quarter ended December 31, 2004.

Executive Officers of the Registrant

The executive officers of Nucor as of February 28, 2005 are set forth below. Each holds the offices indicated until his successor is elected and qualified at the regular meeting of the Board of Directors to be held immediately following the 2005 Annual Meeting of Stockholders.

Daniel R. DiMicco (54) - Mr. DiMicco has been a director of Nucor since 2000 and was elected as Vice Chairman in June 2001. Mr. DiMicco’s term as director expires at the 2007 annual meeting. Mr. DiMicco has served as Nucor’s President and Chief Executive Officer since September 2000. He was an Executive Vice President of Nucor from 1999 to 2000 and Vice President from 1992 to 1999, serving as General Manager of Nucor-Yamato Steel Company. Mr. DiMicco began his career with Nucor in 1982 at Nucor Steel, Plymouth, Utah.

Terry S. Lisenby (53) - Mr. Lisenby has been Chief Financial Officer, Treasurer and Executive Vice President since January 2000. He previously served as a Vice President and Corporate Controller of Nucor from 1991 to 1999. Mr. Lisenby began his career with Nucor as Corporate Controller in 1985.

John J. Ferriola (52) - Mr. Ferriola has been an Executive Vice President of Nucor since January 2002 and was a Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

Hamilton Lott, Jr. (55) - Mr. Lott has been an Executive Vice President of Nucor since September 1999 and was a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager of Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

D. Michael Parrish (52) - Mr. Parrish has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1990 to 1998. He was General Manager of Nucor Steel, Hickman, Arkansas from 1995 to 1998; General Manager of Nucor Steel, Jewett, Texas from 1991 to 1995; General Manager of Vulcraft, Brigham City, Utah from 1989 to 1991; Production Manager of Vulcraft, Fort Payne, Alabama from 1986 to 1989; Engineering Manager of Vulcraft, Brigham City, Utah from 1981 to 1986; and Engineer at Vulcraft, St. Joe, Indiana from 1975 to 1981.

Joseph A. Rutkowski (50) - Mr. Rutkowski has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1993 to 1998. He was General Manager of Nucor Steel, Hertford County, North Carolina, from August 1998 to November 1998; General Manager of Nucor Steel, Darlington, South Carolina from 1992 to 1998; Manager of Melting and Casting of Nucor Steel, Plymouth, Utah from 1991 to 1992; and Manager of Nucor Cold Finish, Norfolk, Nebraska from 1989 to 1991.

James M. Coblin (61) - Mr. Coblin has been Vice President of Human Resources since January 2000. He previously served as Nucor’s General Manager of Human Resources from 1996 to 1999. Mr. Coblin began his career with Nucor as Manager of Personnel Service in 1986.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Nucor’s common stock is traded on the New York Stock Exchange under the ticker symbol NUE. In September 2004, Nucor’s Board of Directors approved a two-for-one stock split of common stock in the form of a stock dividend. As a result, on October 15, 2004, stockholders of record received one additional share for each share held as of the record date of September 30, 2004. The par value of Nucor’s common stock remains $0.40 per share. All share and per share amounts have been restated to reflect the two-for-one stock split.

Nucor has increased its cash dividend every year since it began paying dividends in 1973. We increased dividends twice in 2004, paying at the rate of $0.10 per share in the first quarter, $0.105 per share in the second and third quarters and $0.13 per share in the fourth quarter. On February 24, 2005, Nucor’s board of directors announced an increase in the base dividend to $0.15 per share and a supplemental dividend of $0.25 per share payable on May 11, 2005 to stockholders of record on March 31, 2005 for a total dividend of $0.40 per share. This additional dividend is the first installment of a total estimated supplemental dividend of $1.00 per share to be paid over four consecutive quarters. Nucor’s board of directors stated that it intends to increase the base cash dividend amount in the future as financial conditions and earnings permit. The payment of any future supplemental dividends will depend upon many factors, including Nucor’s earnings, cash flows and financial position.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2004 Annual Report, pages 28 and 46.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2004 Annual Report, page 28.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2004 Annual Report, page 2 (Forward-looking Statements) and pages 16 through 24.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2004, 43% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly or annually. The remaining 57% of Nucor’s debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. From time to time, Nucor makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2004, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, electricity and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In the first quarter of 2004, Nucor initiated a raw material surcharge designed to pass through the historically high cost of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the time lag in passing through higher raw material costs so that we can maintain our gross margins.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when it is deemed prudent to do so by management. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2004, accumulated other comprehensive loss includes $1.2 million in unrealized net-of-tax losses for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $11.7 million and $29.1 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive loss, net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2004 Annual Report, pages 29 through 43.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation or any corrective actions with regard to significant deficiencies or material weaknesses.

Changes in Internal Control Over Financial Reporting – There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are incorporated by reference to Nucor’s 2004 Annual Report, pages 29 through 30.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding Nucor’s directors contained in the Notice of 2005 Annual Meeting of Stockholders and Proxy Statement (the “Proxy Statement”) under the heading Election of Directors and the information regarding Nucor’s directors and executive officers contained in the Proxy Statement under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference. Pursuant to Item 401(b) of Regulation S-K, executive officers of Nucor are reported in Part I of this report. Information regarding the audit committee and the audit committee financial expert appearing under the heading Committees and Meetings of the Board of Directors in the Proxy Statement is incorporated by reference.

Nucor has adopted a Code of Ethics for Senior Financial Professionals (“Code of Ethics”) that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior financial professionals, as well as Corporate Governance Principles for our Board of Directors and charters for our board committees. These documents are publicly available on our website, www.nucor.com. Copies of these documents are also available without charge upon written request to A. Rae Eagle, General Manager and Corporate Secretary, at our principal executive offices. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website.

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

Information about the fees in 2004 and 2003 for professional services rendered by our independent registered public accounting firm is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference from the section of the Proxy Statement captioned Fees Paid to Independent Registered Public Accounting Firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

The following consolidated financial statements and the report of independent registered public accounting firm are incorporated by reference to Nucor Corporation’s 2004 Annual Report, pages 29 through 43:

•	Management’s report on internal control over financial reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated statements of earnings - Years ended December 31, 2004, 2003 and 2002

•	Consolidated statements of stockholders’ equity - Years ended December 31, 2004, 2003 and 2002

•	Consolidated balance sheets - December 31, 2004 and 2003

•	Consolidated statements of cash flows - Years ended December 31, 2004, 2003 and 2002

•	Notes to consolidated financial statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	16

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2004, 2003 and 2002	17

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

2	Asset Purchase Agreement, dated May 30, 2002, by and between JAR Acquisition Corp., the Company, Birmingham Steel, Birmingham Southeast, LLC and Port Everglades Steel Corporation (incorporated by reference to Form 8-K dated December 20, 2002)

2(i)	Purchase Agreement, dated as of September 26, 2002, between Nucor Corporation and Banc of America Securities LLC, Wachovia Securities, Inc., Banc One Capital Markets, Inc., CIBC World Markets Corp. and BNY Capital Markets, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

2(ii)	Asset Purchase Agreement by and among Trico Steel Company, L.L.C., Nucor Steel Decatur, LLC (formerly Nucor Steel Alabama, LLC) and Nucor Corporation, dated as of November 9, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2002)

3	Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1990)

3(i)	Certificate of amendment dated May 14, 1992, to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1992)

3(ii)	Certificate of amendment dated May 14, 1998, to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 1998)

3(iii)	Certificate of Designations dated March 8, 2001 to Restated Certificate of Incorporation (incorporated by reference to Form 10-K for year ended December 31, 2001)

Exhibits, continued:

3(iv)	By-Laws as amended December 4, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2001)

4	Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4 to Nucor’s Form 8-K filed March 9, 2001)

4(i)	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iii)	Exchange and Registration Rights Agreement, dated as of October 1, 2002, by and among Nucor Corporation, Banc of America Securities LLC and Wachovia Securities, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

4(iv)	Form of 4.875% Note due 2012 (included in Exhibit 4(ii) above) (incorporated by reference to Form S-4 filed December 13, 2002)

10	1997 Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(i)	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (incorporated by reference to Form 10-Q for quarter ended October 4, 2003) (1)

10(ii)	Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(iii)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(iv)	Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(v)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(vi)	Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(vii)	Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(viii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)

10(ix)	Multi-Year Revolving Credit Agreement, dated as of October 4, 2002 (incorporated by reference to Amendment to Form S-4 dated February 28, 2003)

10(x) *	364-Day Revolving Credit Agreement, dated as of October 1, 2004

10(xi)	Senior Officers Severance Policy as Adopted by the Board of Directors, as amended on December 10, 2002 (incorporated by reference to Form 10-K for year ended December 31, 2002) (1)

10(xii)	Senior Officers Annual Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xiii)	Senior Officers Long-Term Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xiv)	Senior Officers Long-Term Incentive Plan, Amendment No. 1 (incorporated by reference to Form 10-K for the year ended December 31, 2003) (1)

Exhibits, continued:

13 *	2004 Annual Report (portions incorporated by reference)

21 *	Subsidiaries

23 *	Consent of Independent Registered Public Accounting Firm

24 *	Powers of attorney

31 *	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i) *	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i) *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed (1) by the registrant, and (2) on behalf of the registrant, by its principal executive, financial and accounting officers, and its directors.

NUCOR CORPORATION

By	/s/ DANIEL R. DIMICCO	* PETER C. BROWNING
	Daniel R. DiMicco	Peter C. Browning
	Vice Chairman, President and Chief Executive Officer	Non-Executive Chairman

/S/ DANIEL R. DIMICCO	* CLAYTON C. DALEY, JR.
Daniel R. DiMicco	Clayton C. Daley, Jr.
Vice Chairman, President and Chief Executive Officer	Director

/s/ TERRY S. LISENBY	* HARVEY B. GANTT
Terry S. Lisenby	Harvey B. Gantt
Chief Financial Officer, Treasurer and Executive Vice President	Director

/s/ JAMES D. FRIAS	* VICTORIA F. HAYNES
James D. Frias	Victoria F. Haynes
Corporate Controller and General Manager	Director

* JAMES D. HLAVACEK
James D. Hlavacek
Director

* RAYMOND J. MILCHOVICH
Raymond J. Milchovich
Director

* THOMAS A. WALTERMIRE
Thomas A. Waltermire
Director

*By	/s/ TERRY S. LISENBY
Terry S. Lisenby
Attorney-in-fact

Dated: March 8, 2005

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	16

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2004, 2003 and 2002	17

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2005 appearing in the December 31, 2004 Annual Report to Stockholders of Nucor Corporation and its subsidiaries (which report, consolidated financial statements, and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 1, 2005

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2004
LIFO Reserve	$157,586	$375,898	$—	$533,484
Year ended December 31, 2003
LIFO Reserve	$42,608	$114,978	$—	$157,586
Year ended December 31, 2002
LIFO Reserve	$8,291	$34,317	$—	$42,608

NUCOR CORPORATION

List of Exhibits to Form 10-K – December 31, 2004

Exhibit No.	Description of Exhibit

10(x)	364-Day Revolving Credit Agreement, dated as of October 1, 2004

13	2004 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of attorney

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002