Form 10-Q
period 2005-04-02
NUCOR CORP
filed 2005-05-05
CIK 73309

First Quarter 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

160,195,774 shares of common stock were outstanding at April 2, 2005.

Nucor Corporation

Form 10-Q

April 2, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 2, 2005	April 3, 2004
Net sales	$3,322,621	$2,286,416

Costs, expenses and other:
Cost of products sold	2,620,628	2,016,369
Marketing, administrative and other expenses	125,429	77,399
Interest expense, net	4,133	6,662
Minority interests	31,165	10,798
Other income	(9,200)	(1,596)

	2,772,155	2,109,632

Earnings before income taxes	550,466	176,784
Provision for income taxes	195,800	63,546

Net earnings	$354,666	$113,238

Net earnings per share:
Basic	$2.22	$0.72

Diluted	$2.20	$0.72

Average shares outstanding:
Basic	159,708	157,495
Diluted	161,246	158,371

Dividends declared per share	$0.40	$0.105

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 2, 2005	Dec. 31, 2004
Assets

Current assets:
Cash and short-term investments	$1,202,711	$779,049
Accounts receivable	1,021,430	962,755
Inventories	1,192,686	1,239,888
Other current assets	194,514	193,256

Total current assets	3,611,341	3,174,948

Property, plant and equipment	2,818,761	2,818,307

Other assets	183,032	139,952

Total assets	$6,613,134	$6,133,207

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$524,656	$471,549
Federal income taxes payable	195,153	28,957
Salaries, wages and related accruals	185,902	320,276
Accrued expenses and other current liabilities	297,904	245,008

Total current liabilities	1,203,615	1,065,790

Long-term debt due after one year	923,550	923,550

Deferred credits and other liabilities	498,061	514,569

Minority interests	202,293	173,313

Stockholders’ equity:
Common stock	73,932	73,753
Additional paid-in capital	168,011	147,206
Retained earnings	3,979,141	3,688,555
Unearned compensation	(4,987)	(392)
Accumulated other comprehensive income (loss), net of income taxes	17,200	(1,177)

	4,233,297	3,907,945

Treasury stock	(447,682)	(451,960)

Total stockholders’ equity	3,785,615	3,455,985

Total liabilities and stockholders’ equity	$6,613,134	$6,133,207

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 2, 2005	April 3, 2004
Operating activities:
Net earnings	$354,666	$113,238
Adjustments:
Depreciation	91,290	96,298
Deferred income taxes	(16,200)	(4,400)
Minority interests	31,161	10,797
Changes in (exclusive of acquisition):
Current assets	2,802	(286,679)
Current liabilities	137,066	270,759
Other	(12,847)	1,438

Cash provided by operating activities	587,938	201,451

Investing activities:
Capital expenditures	(71,259)	(66,189)
Investment in affiliates	(8,176)	(39,631)
Disposition of plant and equipment	294	1,655
Acquisition (net of cash acquired)	(44,136)	—

Cash used in investing activities	(123,277)	(104,165)

Financing activities:
Issuance of common stock	25,262	16,256
Distributions to minority interests	(2,181)	(49,387)
Cash dividends	(64,080)	(16,573)

Cash used in financing activities	(40,999)	(49,704)

Increase in cash and short-term investments	$423,662	$47,582

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2004 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2004. Certain amounts for the prior year have been reclassified to conform to the 2005 presentation.

2.	STOCK SPLIT: In September 2004, Nucor’s Board of Directors approved a two-for-one stock split of common stock in the form of a stock dividend. As a result, stockholders of record received one additional share on October 15, 2004 for each share held as of the record date of September 30, 2004. The par value of Nucor’s common stock remains $0.40 per share. All share and per share amounts have been restated to reflect the two-for-one stock split.

3.	INVENTORIES: Inventories consist of approximately 56% raw materials and supplies and 44% finished and semi-finished products at April 2, 2005 (55% and 45%, respectively, at December 31, 2004). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 77% of total inventories as of April 2, 2005 (78% of total inventories as of December 31, 2004). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $507.4 million higher at April 2, 2005 ($533.5 million higher at December 31, 2004).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $2.96 billion at April 2, 2005 ($2.88 billion at December 31, 2004).

5.	DIVIDENDS PAYABLE: Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $64.2 million at April 2, 2005 ($20.9 million at December 31, 2004).

6.	STOCK-BASED COMPENSATION: Nucor accounts for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded, other than for restricted stock grants, since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	Three Months (13 Weeks) Ended
	April 2, 2005	April 3, 2004
Net earnings - as reported	$354,666	$113,238
Add: Stock-based employee compensation expense included in reported net earnings, net of income taxes	3,150	2,231
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(5,475)	(3,992)

Net earnings - pro forma	$352,341	$111,477

Net earnings per share - as reported:
Basic	$2.22	$0.72
Diluted	2.20	0.72
Net earnings per share - pro forma:
Basic	2.21	0.71
Diluted	2.19	0.70

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

7.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $44.5 million of accrued environmental costs at April 2, 2005 ($44.7 million at December 31, 2004), $22.0 million was classified in accrued expenses and other current liabilities ($22.2 million at December 31, 2004) and $22.5 million was classified in deferred credits and other liabilities ($22.5 million at December 31, 2004).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

8.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $57.4 million and $19.7 million in the first quarter of 2005 and 2004, respectively.

9.	OTHER INCOME: In the first quarter of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. Nucor has made claims for reimbursement of additional amounts. No amounts have been recorded for such settlements, if any, that may be received. In the first quarter of 2004, Nucor realized a pre-tax gain of $1.6 million on the sale of equipment.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

10.	COMPREHENSIVE INCOME: The components of comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2005	April 3, 2004
Net earnings	$354,666	$113,238
Net unrealized gain on hedging derivatives, net of income taxes	18,377	—

Total comprehensive income	$373,043	$113,238

The only items of comprehensive income for Nucor were net unrealized cash flow hedging gains on derivatives, which are presented net of tax.

11.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations/other. Corporate assets primarily include cash and short-term investments, deferred income tax assets and investments in affiliates. The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2005	April 3, 2004
Net sales to external customers:
Steel mills	$2,950,918	$2,064,069
Steel products	371,703	222,347

	$3,322,621	$2,286,416

Intercompany sales:
Steel mills	$205,464	$189,733
Steel products	3,954	1,353
Corporate/eliminations/other	(209,418)	(191,086)

	$—	$—

Earnings before income taxes:
Steel mills	$658,135	$235,267
Steel products	46,615	5,836
Corporate/eliminations/other	(154,284)	(64,319)

	$550,466	$176,784

	April 2, 2005	Dec. 31, 2004
Segment assets:
Steel mills	$5,002,375	$4,978,616
Steel products	558,600	488,571
Corporate/eliminations/other	1,052,159	666,020

	$6,613,134	$6,133,207

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

12.	INVESTMENTS AND ACQUISITIONS: In February 2005, Nucor purchased the assets of Fort Howard Steel, Inc.’s operations in Oak Creek, Wisconsin, for a cash purchase price of approximately $44.1 million. This facility produces cold finish bar product.

In February 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc., for a cash purchase price of approximately $21.0 million. In addition, Harris Steel Group may receive up to an additional $6.0 million upon the achievement of certain operating results of the venture through 2008.

13.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 2, 2005	April 3, 2004
Basic net earnings per share:
Basic net earnings	$354,666	$113,238

Average shares outstanding	159,708	157,495

Basic net earnings per share	$2.22	$0.72

Diluted net earnings per share:
Diluted net earnings	$354,666	$113,238

Diluted average shares outstanding:
Basic shares outstanding	159,708	157,495
Dilutive effect of stock options and other	1,538	876

	161,246	158,371

Diluted net earnings per share	$2.20	$0.72

14.	SUBSEQUENT EVENT: In April 2005, Nucor announced that it had entered into an agreement to purchase substantially all of the assets of Marion Steel Company for a cash purchase price of approximately $113.0 million. Finalization of the acquisition is scheduled to occur by mid-June after satisfactory resolution of regulatory approvals, transfer of appropriate permits and other contracts, and other closing conditions. This facility produces bar products.

15.	RECENT ACCOUNTING PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for reporting periods beginning after December 15, 2005. Accordingly, we are required to adopt SFAS 123(R) in the first quarter of 2006. Management is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and the changes in the supply and cost of raw materials, including scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the domestic steel industry; (9) capital investments and their impact on our performance; and (10) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2004.

Operations

Net sales for the first quarter of 2005 increased 45% to $3.32 billion, compared with $2.29 billion in the first quarter of 2004. The increase was primarily due to a 46% increase in average sales price per ton from $455 in the first quarter of 2004 to $663 in the first quarter of 2005. Total tons shipped to outside customers remained flat from the first quarter of 2004 to the first quarter of 2005.

In the steel mills segment, steel production was 5,108,000 tons in the first quarter of 2005, compared with 4,960,000 tons produced in the first quarter of 2004. Total steel shipments were 5,043,000 tons, compared with 5,145,000 tons in last year’s first quarter. Steel sales to outside customers were 4,688,000 tons, compared with 4,726,000 tons in last year’s first quarter. In the steel products segment, steel joist production during the first quarter was 123,000 tons, compared with 116,000 tons in the first quarter of 2004. Steel deck sales were 80,000 tons, compared with 74,000 tons in last year’s first quarter. Cold finished steel sales were 89,000 tons, compared with 74,000 tons in the first quarter of 2004. During the first quarter of 2005, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 95% and 72%, respectively.

The major component of cost of products sold is raw material costs. In the first quarter of 2005, the average price of raw materials increased 39% from the first quarter of 2004. The average scrap and scrap substitute cost per ton used in our steel mills segment was $272 in the first quarter of 2005, an increase of 36% from $200 in the first quarter of 2004 and a decrease of 2% from $278 in the fourth quarter of 2004. As a result of the decreasing scrap prices in the first quarter of 2005, Nucor incurred a credit to value inventories using the last-in, first-out (LIFO) method of accounting of $26.1 million (including a LIFO credit of $8.1 million for Nucor-Yamato Steel Company, of which Nucor owns 51%), compared with a charge of $32.2 million in the first quarter of 2004 when scrap prices were increasing (including a LIFO charge of $7.2 million for Nucor-Yamato Steel Company). The LIFO charges for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Pre-operating and start-up costs of new facilities decreased to $3.4 million in the first quarter of 2005, compared with $9.2 million in the first quarter of 2004. For the first quarter of 2005, these costs primarily related to the dismantling of the direct reduced iron plant located in Louisiana and preparing it for relocation to Trinidad, as well as for the modernization of rolling mill #2 at the bar mill in Darlington, South Carolina. In the first quarter of 2004, these costs primarily related to the start-up of the Castrip® facility at our sheet mill in Crawfordsville, Indiana. Since the Castrip process achieved commercial viability at the end of 2004, the costs associated with this facility are no longer included in start-up costs.

Gross margins improved to approximately 21% for the first quarter of 2005 from approximately 12% for the first quarter of 2004 due to the events and trends discussed above.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 11% from the first quarter of 2004 to the first quarter of 2005. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, doubled from the first quarter of 2004 to the first quarter of 2005.

Interest expense, net of interest income, decreased for the first quarter of 2005 from the first quarter of 2004 primarily due to an increase in average short-term investments, partially offset by an increase in average long-term debt.

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2004, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the first quarter of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. In the first quarter of 2004, Nucor realized a $1.6 million gain on the sale of equipment.

Nucor had an effective tax rate of 35.6% in the first quarter of 2005, compared with 35.9% in the first quarter of 2004.

Net earnings increased during the first quarter of 2005 compared with the first quarter of 2004 due to higher average selling prices, increased margins, decreased pre-operating and start-up costs, decreased LIFO charges and decreased interest expense, partially offset by increased freight and profit-sharing costs and increased income taxes. The increase in net earnings is also attributable to the successful integration of acquisitions and investments made in the past year, including the purchase of a one-half interest in the rebar fabricator, Harris Steel, Inc.; the steelmaking assets of Corus Tuscaloosa; the cold rolling mill of Worthington Industries; and the assets of the cold finish bar producer, Fort Howard Steel, Inc.

Overall consumption of steel has remained strong in the economy and demand for Nucor products should continue to strengthen with continued improvements in the economy for the remainder of the year. Nucor continues to benefit from product line diversification and the fact that approximately 65% of our sheet mill volume is committed to contract customers. Although excess inventories were built up in the second half of 2004, we expect that steel inventories will decline to more normal levels as we move through the second quarter and that steel prices will firm and possibly begin to recover by mid-year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and capital resources

The current ratio was 3.0 at the end of the first quarter of 2005 and year-end 2004. The percentage of long-term debt to total capital was 19% and 20% at the end of the first quarter of 2005 and at year-end 2004, respectively. Nucor has a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities.

Capital expenditures increased approximately 8% during the first quarter of 2005 compared with the first quarter of 2004. Capital expenditures are projected to be approximately $415.0 million for all of 2005.

In February 2005, Nucor’s Board of Directors increased the regular quarterly cash dividend on Nucor’s common stock to $0.15 per share, from $0.13 per share. In addition to the $0.15 per share base dividend amount, the Board of Directors approved the payment of a supplemental dividend of $0.25 per share, for a total dividend of $0.40 per share, payable on May 11, 2005 to stockholders of record on March 31, 2005.

Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor has the financial ability to borrow significant additional funds to finance major acquisitions and still maintain reasonable leverage.

Nucor’s directors have approved the purchase of up to 30.0 million shares of Nucor common stock. There were no repurchases during the first quarter of 2005 or 2004. Since the inception of the stock repurchase program in 1998, Nucor has repurchased approximately 21.5 million shares at a cost of about $444.5 million. Nucor has reactivated the stock repurchase program in the second quarter of 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2004.

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirement and to obtain prices for our steel products that match market price movements in response to supply and demand. In the first quarter of 2004, Nucor initiated a raw material surcharge designed to pass through the historically high cost of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so we can maintain our gross margins.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when it is deemed prudent to do so by management. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At April 2, 2005, accumulated other comprehensive income (loss) includes $17.2 million in unrealized net-of-tax income for the fair value of these derivative instruments. Any changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Management does not believe that Nucor’s exposure to changes in the price of natural gas has significantly changed since December 31, 2004.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the first quarter of 2005, Nucor reached agreement with the Texas Commission on Environmental Quality regarding eight alleged past environmental violations. To resolve these matters, Nucor has agreed to pay a fine of $327,500.

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
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: May 5, 2005

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 2, 2005

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