Form 10-Q
period 2005-07-02
NUCOR CORP
filed 2005-08-04
CIK 73309

Second Quarter 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 2, 2005

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

156,234,619 shares of common stock were outstanding at July 2, 2005.

Nucor Corporation

Form 10-Q

July 2, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$6,467,624	$5,048,238	$3,145,003	$2,761,822

Costs, expenses and other:
Cost of products sold	5,140,720	4,250,285	2,520,092	2,233,916
Marketing, administrative and other expenses	228,048	187,405	102,619	110,006
Interest expense, net	6,474	12,778	2,341	6,116
Minority interests	51,680	26,286	20,515	15,488
Other income	(9,200)	(1,596)	—	—

	5,417,722	4,475,158	2,645,567	2,365,526

Earnings before income taxes	1,049,902	573,080	499,436	396,296
Provision for income taxes	372,529	208,400	176,729	144,854

Net earnings	$677,373	$364,680	$322,707	$251,442

Net earnings per share:
Basic	$4.26	$2.31	$2.04	$1.59

Diluted	$4.23	$2.30	$2.03	$1.58

Average shares outstanding:
Basic	158,875	157,749	158,000	158,011
Diluted	160,303	158,794	159,317	158,872

Dividends declared per share	$0.80	$0.21	$0.40	$0.105

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 2, 2005	Dec. 31, 2004
Assets

Current assets:
Cash and short-term investments	$1,060,755	$779,049
Accounts receivable	933,667	962,755
Inventories	1,149,454	1,239,888
Other current assets	231,106	193,256

Total current assets	3,374,982	3,174,948

Property, plant and equipment	2,867,878	2,818,307

Other assets	219,645	139,952

Total assets	$6,462,505	$6,133,207

Liabilities and stockholders’ equity

Current liabilities:
Long-term debt due within one year	$1,250	$—
Accounts payable	447,211	471,549
Federal income taxes payable	—	28,957
Salaries, wages and related accruals	258,711	320,276
Accrued expenses and other current liabilities	308,162	245,008

Total current liabilities	1,015,334	1,065,790

Long-term debt due after one year	922,300	923,550

Deferred credits and other liabilities	484,461	514,569

Minority interests	195,210	173,313

Stockholders’ equity:
Common stock	73,946	73,753
Additional paid-in capital	169,041	147,206
Retained earnings	4,239,326	3,688,555
Unearned compensation	(4,387)	(392)
Accumulated other comprehensive income (loss), net of income taxes	20,700	(1,177)

	4,498,626	3,907,945

Treasury stock	(653,426)	(451,960)

Total stockholders’ equity	3,845,200	3,455,985

Total liabilities and stockholders’ equity	$6,462,505	$6,133,207

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 2, 2005	July 3, 2004
Operating activities:
Net earnings	$677,373	$364,680
Adjustments:
Depreciation	185,271	193,679
Impairment of assets	—	13,200
Deferred income taxes	(33,071)	(32,600)
Minority interests	51,669	26,285
Changes in (exclusive of acquisitions):
Current assets	146,258	(512,413)
Current liabilities	(67,945)	313,094
Other	(10,163)	5,989

Cash provided by operating activities	949,392	371,914

Investing activities:
Capital expenditures	(147,098)	(111,524)
Investment in affiliates	(32,523)	(53,495)
Disposition of plant and equipment	611	2,456
Acquisitions (net of cash acquired)	(152,864)	—

Cash used in investing activities	(331,874)	(162,563)

Financing activities:
Issuance of common stock	26,400	32,551
Distributions to minority interests	(29,772)	(56,963)
Cash dividends	(126,602)	(33,221)
Acquisition of treasury stock	(205,838)	—

Cash used in financing activities	(335,812)	(57,633)

Increase in cash and short-term investments	281,706	151,718

Cash and short-term investments-beginning of year	779,049	350,332

Cash and short-term investments-end of six months	$1,060,755	$502,050

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2004 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2004. Certain amounts for the prior year have been reclassified to conform to the 2005 presentation.

2.	STOCK SPLIT: In September 2004, Nucor’s Board of Directors approved a two-for-one stock split of common stock in the form of a stock dividend. As a result, stockholders of record received one additional share on October 15, 2004 for each share held as of the record date of September 30, 2004. The par value of Nucor’s common stock remains $0.40 per share. All share and per share amounts have been restated to reflect the two-for-one stock split.

3.	INVENTORIES: Inventories consist of approximately 54% raw materials and supplies and 46% finished and semi-finished products at July 2, 2005 (55% and 45%, respectively, at December 31, 2004). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 72% of total inventories as of July 2, 2005 (78% of total inventories as of December 31, 2004). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $437.5 million higher at July 2, 2005 ($533.5 million higher at December 31, 2004).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $3.03 billion at July 2, 2005 ($2.88 billion at December 31, 2004).

5.	REVOLVING CREDIT FACILITY: On June 17, 2005, Nucor entered into a new five-year unsecured revolving credit facility that provides for up to $700.0 million in revolving loans. Up to the equivalent of $600.0 million of the new credit facility will be available for foreign currency loans, and up to $450.0 million will be available for the issuance of letters of credit. The new credit facility may be increased by up to $300.0 million at the election of the Company in accordance with the terms set forth in the credit agreement. No borrowings were outstanding under the credit facility as of July 2, 2005. The new credit facility provides for grid-based interest pricing based upon the credit rating of Nucor’s senior unsecured long-term debt and, alternatively, interest rates quoted by lenders in connection with competitive bidding. The credit facility includes customary financial and other covenants, including a limit on the ratio of debt to total capital of 60%, a limit on Nucor’s ability to pledge the Company’s assets, and a limit on consolidations, mergers and sales of assets.

In connection with the new credit facility, on June 17, 2005, Nucor terminated (a) a $125.0 million 364-day revolver maturing in September 2005, and (b) a $300.0 million multi-currency revolver maturing in October 2007. At June 17, 2005, there were no borrowings under either terminated credit facility.

6.	DIVIDENDS PAYABLE: Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $62.6 million at July 2, 2005 ($20.9 million at December 31, 2004).

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

7.	STOCK-BASED COMPENSATION: Nucor accounts for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded, other than for restricted stock grants, since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings-as reported	$677,373	$364,680	$322,707	$251,442
Add: Stock-based employee compensation expense included in reported net earnings, net of income taxes	3,067	5,543	(83)	3,312
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(9,095)	(8,699)	(3,620)	(4,707)

Net earnings-pro forma	$671,345	$361,524	$319,004	$250,047

Net earnings per share-as reported:
Basic	$4.26	$2.31	$2.04	$1.59
Diluted	4.23	2.30	2.03	1.58
Net earnings per share-pro forma:
Basic	4.23	2.29	2.02	1.58
Diluted	4.19	2.28	2.00	1.57

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect changing market conditions and experience.

8.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $40.5 million of accrued environmental costs at July 2, 2005 ($44.7 million at December 31, 2004), $21.5 million was classified in accrued expenses and other current liabilities ($22.2 million at December 31, 2004) and $19.0 million was classified in deferred credits and other liabilities ($22.5 million at December 31, 2004).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

9.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $51.0 million and $43.3 million in the second quarter of 2005 and 2004, respectively, and was $108.4 million and $63.0 million in the first half of 2005 and 2004, respectively.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

10.	OTHER INCOME: In the first quarter of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. Nucor has made claims for reimbursement of additional amounts. No amounts have been recorded for such reimbursements, if any, that may be received. In the first quarter of 2004, Nucor realized a pre-tax gain of $1.6 million on the sale of equipment.

11.	COMPREHENSIVE INCOME: The components of comprehensive income are as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net earnings	$677,373	$364,680	$322,707	$251,442
Net unrealized gain on hedging derivatives, net of income taxes	21,877	—	3,500	—

Total comprehensive income	$699,250	$364,680	$326,207	$251,442

The only items of comprehensive income for Nucor were net unrealized cash flow hedging gains on derivatives, which are presented net of tax.

12.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment. Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations/other. Corporate assets primarily include cash and short-term investments, deferred income tax assets and investments in affiliates. The company’s results by segment were as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales to external customers:
Steel mills	$5,667,595	$4,525,143	$2,716,677	$2,461,074
Steel products	800,029	523,095	428,326	300,748

	$6,467,624	$5,048,238	$3,145,003	$2,761,822

Intercompany sales:
Steel mills	$428,887	$399,166	$223,423	$209,433
Steel products	8,362	3,103	4,408	1,750
Corporate/eliminations/other	(437,249)	(402,269)	(227,831)	(211,183)

	$—	$—	$—	$—

Earnings before income taxes:
Steel mills	$1,182,374	$768,015	$524,239	$532,748
Steel products	92,371	37,368	45,756	31,532
Corporate/eliminations/other	(224,843)	(232,303)	(70,559)	(167,984)

	$1,049,902	$573,080	$499,436	$396,296

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	July 2, 2005	Dec. 31, 2004
Segment assets:
Steel mills	$4,865,680	$4,978,616
Steel products	575,550	488,571
Corporate/eliminations/other	1,021,275	666,020

	$6,462,505	$6,133,207

13.	INVESTMENTS AND ACQUISITIONS: In June 2005, Nucor’s wholly owned subsidiary, Nucor Steel Marion, Inc., purchased substantially all of the assets of Marion Steel Company for a cash purchase price of approximately $108.7 million. This facility produces angles, flats, rebar, rounds and signposts.

In February 2005, Nucor purchased the assets of Fort Howard Steel, Inc.’s operations in Oak Creek, Wisconsin, for a cash purchase price of approximately $44.1 million. This facility produces cold finish bar product.

In January 2005, Nucor entered into an agreement with Ambassador Steel Corporation to form Nufab Rebar LLC (“Nufab”), a rebar fabrication joint venture. Nucor owns 49% of the joint venture. At July 2, 2005, Nucor held a note receivable from Nufab in the amount of $12.7 million. This note receivable bears interest, determined and payable quarterly, at a rate of LIBOR plus 120 basis points. The note was classified in Other Assets.

In February 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc., for a cash purchase price of approximately $21.0 million. In addition, Harris Steel Group may receive up to an additional $6.0 million upon the achievement of certain operating results of the venture through 2008.

14.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Basic net earnings per share:
Basic net earnings	$677,373	$364,680	$322,707	$251,442

Average shares outstanding	158,875	157,749	158,000	158,011

Basic net earnings per share	$4.26	$2.31	$2.04	$1.59

Diluted net earnings per share:
Diluted net earnings	$677,373	$364,680	$322,707	$251,442

Diluted average shares outstanding:
Basic shares outstanding	158,875	157,749	158,000	158,011
Dilutive effect of stock options and other	1,428	1,045	1,317	861

	160,303	158,794	159,317	158,872

Diluted net earnings per share	$4.23	$2.30	$2.03	$1.58

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

15.	RECENT ACCOUNTING PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for reporting periods beginning after December 15, 2005. Accordingly, we are required to adopt SFAS 123(R) in the first quarter of 2006. Management is currently evaluating the financial statement impact of the adoption of SFAS 123(R).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to volatility in steel prices and changes in the supply and cost of raw materials, particularly scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the domestic steel industry; (9) capital investments and their impact on our performance; and (10) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2004.

Operations

Net sales for the second quarter of 2005 increased 14% to $3.15 billion, compared with $2.76 billion in the second quarter of 2004. The increase was primarily due to an 8% increase in average sales price per ton from $575 in the second quarter of 2004 to $621 in the second quarter of 2005. Total tons shipped to outside customers increased 5% from the second quarter of 2004 to the second quarter of 2005. Net sales for the first half of 2005 increased 28% to $6.47 billion, compared with $5.05 billion in last year’s first half. Average sales price per ton increased 25% from $514 in the first half of 2004 to $642 in the first half of 2005, while total tons shipped to outside customers increased 3%. Average sales price per ton decreased 6% from $663 in the first quarter of 2005 to $621 in the second quarter of 2005, while total tons shipped to outside customers increased 1%.

In the steel mills segment, steel production was 10,051,000 tons in the first half of 2005, compared with 10,081,000 tons produced in the first half of 2004. Total steel shipments were 10,146,000 tons in the first half of 2005, compared with 10,050,000 tons in last year’s first half. Steel sales to outside customers were 9,381,000 tons in the first half of 2005, compared with 9,182,000 tons in last year’s first half. In the steel products segment, steel joist production during the first half was 262,000 tons, compared with 252,000 tons in the first half of 2004. Steel deck sales were 181,000 tons in the first half of 2005, compared with 168,000 tons in last year’s first half. Cold finished steel sales were 176,000 tons in the first half of 2005, compared with 145,000 tons in the first half of 2004. During the first half of 2005, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 93% and 77%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The major component of cost of products sold is raw material costs. In the second quarter of 2005, the average price of raw materials increased approximately 11% from the second quarter of 2004, and increased approximately 24% in the first half of 2005 compared with the first half of 2004. The average prices of raw materials used in the steel mills segment and the steel products segment increased approximately 10% and 35%, respectively, from the second quarter of 2004 and increased approximately 23% and 43%, respectively, from the first half of 2004. The average scrap and scrap substitute cost per ton used in our steel mills segment was $246 in the second quarter of 2005, an increase of 8% from $227 in the second quarter of 2004, and was $259 in the first half of 2005, an increase of 21% from $214 in the first half of 2004. As a result of the 10% decrease in average scrap and scrap substitute cost in the second quarter of 2005 from $272 in the first quarter of 2005, Nucor incurred a credit of $69.9 million in the second quarter to value inventories using the last-in, first-out (LIFO) method of accounting, compared with a charge of $67.1 million in the second quarter of 2004 when scrap prices were increasing. In the first half of 2005, the LIFO credit was $96.0 million, compared with a charge of $99.3 million in the first half of 2004. The LIFO charges (credits) for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

Total energy costs increased approximately $5 (17%) per ton from the second quarter of 2004 to the second quarter of 2005 and increased approximately $4 (12%) per ton from the first half of 2004 to the first half of 2005.

Pre-operating and start-up costs of new facilities decreased to $2.2 million in the second quarter of 2005, compared with $7.6 million in the second quarter of 2004. For the first half of 2005, pre-operating and start-up costs decreased to $5.6 million, compared with $16.8 million in the first half of 2004. In 2005, these costs primarily related to the dismantling of the direct reduced iron plant located in Louisiana and its relocation to Trinidad, as well as for the modernization of rolling mill #2 at the bar mill in Darlington, South Carolina. In 2004, these costs primarily related to the start-up of the Castrip® facility at our sheet mill in Crawfordsville, Indiana. Since the Castrip process achieved commercial viability at the end of 2004, the costs associated with this facility are no longer included in start-up costs.

In the second quarter of 2004, after evaluating options for the steel mill in Kingman, Arizona, which is currently not operating, it was determined that the melt shop would not be restarted. Accordingly, the value of this asset was reduced by $13.2 million in the second quarter of 2004, which was reflected in cost of products sold. The net book value as of July 2, 2005 of $17.0 million represents management’s best estimate of the remaining assets’ fair value, which may be revised.

Gross margins were approximately 20% for the second quarter of 2005 and approximately 21% for the first half of 2005 compared with approximately 19% for the second quarter of 2004 and approximately 16% for the first half of 2004.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 20% from the second quarter of 2004 to the second quarter of 2005, and increased approximately 16% in the first half of 2005 compared with the first half of 2004. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, decreased approximately 14% from the second quarter of 2004 to the second quarter of 2005, and increased approximately 25% in the first half of 2005 compared with the first half of 2004. In the second quarter and first half of 2004, profit sharing costs included $7.5 million and $10.0 million, respectively, for an extraordinary bonus paid to employees for the achievement of record earnings through the first half of 2004. No extraordinary bonus expense was incurred in the second quarter or first half of 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Interest expense, net of interest income, decreased for the second quarter and first half of 2005 from the second quarter and first half of 2004 primarily due to an increase in average short-term investments and the increase in average interest rates on these investments, partially offset by an increase in average long-term debt and the increase in the average interest rate on long-term debt.

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first half of 2004, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the first half of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. In the first half of 2004, Nucor realized a $1.6 million gain on the sale of equipment.

Nucor had an effective tax rate of 35.4% in the second quarter of 2005, compared with 36.6% in the second quarter of 2004 and had an effective tax rate of 35.5% in the first half of 2005 compared with 36.4% in the first half of 2004.

Net earnings increased during the second quarter and first half of 2005 compared with the second quarter and first half of 2004 due to higher average selling prices, increased margins, decreased pre-operating and start-up costs, decreased LIFO charges and decreased interest expense, partially offset by increased income taxes. The increase in net earnings is also attributable to the successful integration of acquisitions and investments made in the past year, including the purchase of a one-half interest in the rebar fabricator, Harris Steel, Inc.; the steelmaking assets of Corus Tuscaloosa; the cold rolling mill of Worthington Industries; and the assets of the cold finish bar producer, Fort Howard Steel, Inc.

Although conditions in the sheet market softened during the second quarter of 2005, we are currently seeing improvements in that market and expect this developing trend to continue. Approximately 58% of our sheet mill volume is committed to contract customers, which limits our exposure during the terms of those contracts to the volatility of prices in the spot market. We are also encouraged by the increasing level of non-residential construction activity, which generates demand for products manufactured by both segments of our business. Additionally, Nucor continues to benefit from the breadth of our product diversity and the relatively more stable pricing of some of our steel bar products.

Liquidity and capital resources

The current ratio was 3.3 at the end of the first half of 2005 and 3.0 at year-end 2004. The percentage of long-term debt to total capital was 19% at the end of the first half of 2005 and 20% at year-end 2004. Nucor has a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities.

Capital expenditures increased approximately 32% from the first half of 2005 compared with the first half of 2004. Capital expenditures are projected to be approximately $415.0 million for all of 2005.

During the second quarter of 2005, Nucor’s wholly owned subsidiary, Nucor Steel Marion, Inc., purchased substantially all of the assets of Marion Steel Company for a cash purchase price of approximately $108.7 million. In February 2005, Nucor purchased the assets of Fort Howard Steel, Inc.’s operations in Oak Creek, Wisconsin, for a cash purchase price of approximately $44.1 million. These acquisitions were not material to the consolidated financial statements and did not result in material goodwill or other intangible assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In June 2005, Nucor’s Board of Directors declared the regular quarterly cash dividend on Nucor’s common stock of $0.15 per share. The Board of Directors also approved the payment of a supplemental dividend of $0.25 per share, for a total dividend of $0.40 per share, payable on August 11, 2005 to stockholders of record on June 30, 2005.

During the second quarter of 2005, Nucor reactivated the stock repurchase program, repurchasing 4.0 million shares of Nucor’s common stock at a cost of approximately $205.8 million. There were no repurchases during the second quarter and first half of 2004. Approximately 4.5 million shares remain authorized for repurchase under the current program.

Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor has the financial ability to borrow significant additional funds to finance major acquisitions and still maintain reasonable leverage. In June 2005, Nucor entered into a new five-year unsecured revolving credit facility that provides for up to $700.0 million in revolving loans (nothing has been borrowed). The new revolving credit facility replaces two previous credit facilities that provided for up to an aggregate of $425.0 million in revolving loans.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At July 2, 2005, accumulated other comprehensive income (loss) includes $20.7 million in unrealized net-of-tax income for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $15.9 million and $39.2 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the disclosure that appears under Legal Proceedings in Item 1. Part II of our Report on Form 10-Q for the quarter ended April 2, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended July 2, 2005 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 3, 2005 - April 30, 2005	658	$50.58	658	7,818
May 1, 2005 - May 28, 2005	2,433	51.13	2,433	5,385
May 29, 2005 - July 2, 2005	909	52.97	909	4,476

For the Quarter Ended July 2, 2005	4,000	$51.46	4,000	4,476

(1)	Includes commissions of $0.02 per share.
(2)	On September 5, 2000, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to 5 million shares of the Company’s common stock. On September 8, 2004, the Board of Directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of October 15, 2004. At that time, the number of remaining shares authorized for repurchase increased from 4,237,900 shares to 8,475,800 shares. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. This repurchase authorization does not have a scheduled expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 12, 2005, the following actions were taken:

Three directors were elected for terms of three years expiring in 2008: 137,187,966 shares were voted for Peter C. Browning (3,543,527 withheld), 138,625,910 shares were voted for Victoria F. Haynes (2,105,583 withheld), 138,744,940 shares were voted for Thomas A. Waltermire (1,986,553 withheld). Clayton C. Daley, Jr., Daniel R. DiMicco, Harvey B. Gantt, James D. Hlavacek and Raymond J. Milchovich continue to serve as directors of the Company.

The Audit Committee’s selection of PricewaterhouseCoopers LLP to serve as Nucor’s independent auditors for the year ending December 31, 2005 was ratified by a vote of 136,668,499 for, 3,076,771 against and 986,225 abstaining.

The amendment to Nucor’s Restated Certificate of Incorporation increasing its authorized common stock from 200,000,000 shares to 400,000,000 shares was approved by a vote of 126,218,715 for, 13,425,151 against and 1,087,628 abstaining.

The 2005 Stock Option and Award Plan was approved by a vote of 106,680,488 for, 16,531,740 against and 17,519,267 abstaining.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: August 4, 2005

NUCOR CORPORATION

List of Exhibits to Form 10-Q – July 2, 2005

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002