Form 10-Q
period 2005-10-01
NUCOR CORP
filed 2005-11-03
CIK 73309

Third Quarter 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

155,618,850 shares of common stock were outstanding at October 1, 2005.

Nucor Corporation

Form 10-Q

October 1, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Net sales	$9,493,535	$8,287,830	$3,025,911	$3,239,592

Costs, expenses and other:
Cost of products sold	7,575,996	6,683,803	2,435,276	2,433,518
Marketing, administrative and other expenses	346,178	318,978	118,130	131,573
Interest expense, net	7,396	17,831	922	5,053
Minority interests	76,595	60,347	24,915	34,061
Other income	(9,200)	(1,596)	—	—

	7,996,965	7,079,363	2,579,243	2,604,205

Earnings before income taxes	1,496,570	1,208,467	446,668	635,387
Provision for income taxes	527,320	428,400	154,791	220,000

Net earnings	$969,250	$780,067	$291,877	$415,387

Net earnings per share:
Basic	$6.14	$4.93	$1.87	$2.62

Diluted	$6.08	$4.90	$1.86	$2.59

Average shares outstanding:
Basic	157,865	158,094	155,832	158,796
Diluted	159,316	159,347	157,236	160,229

Dividends declared per share	$1.20	$0.34	$0.40	$0.13

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	October 1, 2005	Dec. 31, 2004
Assets

Current assets:
Cash and short-term investments	$1,607,238	$779,049
Accounts receivable	1,017,900	962,755
Inventories	951,143	1,239,888
Other current assets	228,729	193,256

Total current assets	3,805,010	3,174,948

Property, plant and equipment, net	2,845,587	2,818,307

Other assets	308,278	139,952

Total assets	$6,958,875	$6,133,207

Liabilities and stockholders’ equity

Current liabilities:
Long-term debt due within one year	$1,250	$—
Accounts payable	573,477	471,549
Federal income taxes payable	—	28,957
Salaries, wages and related accruals	336,032	320,276
Accrued expenses and other current liabilities	348,836	245,008

Total current liabilities	1,259,595	1,065,790

Long-term debt due after one year	922,300	923,550

Deferred credits and other liabilities	517,971	514,569

Minority interests	169,257	173,313

Stockholders’ equity:
Common stock	73,987	73,753
Additional paid-in capital	172,241	147,206
Retained earnings	4,468,930	3,688,555
Unearned compensation	(3,887)	(392)
Accumulated other comprehensive income (loss), net of income taxes	71,100	(1,177)

	4,782,371	3,907,945

Treasury stock	(692,619)	(451,960)

Total stockholders’ equity	4,089,752	3,455,985

Total liabilities and stockholders’ equity	$6,958,875	$6,133,207

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Oct. 1, 2005	Oct. 2, 2004
Operating activities:
Net earnings	$969,250	$780,067
Adjustments:
Depreciation	281,499	291,805
Impairment of assets	—	13,200
Deferred income taxes	(44,910)	(52,900)
Minority interests	76,583	60,345
Changes in (exclusive of acquisitions):
Current assets	280,213	(832,629)
Current liabilities	176,316	631,457
Other	(11,624)	3,972

Cash provided by operating activities	1,727,327	895,317

Investing activities:
Capital expenditures	(222,629)	(198,007)
Investment in affiliates	(37,450)	(68,550)
Disposition of plant and equipment	709	2,813
Acquisitions (net of cash acquired)	(154,864)	(169,646)

Cash used in investing activities	(414,234)	(433,390)

Financing activities:
Proceeds from long-term debt	—	20,000
Issuance of common stock	29,768	46,769
Distributions to minority interests	(80,639)	(71,775)
Cash dividends	(188,875)	(53,901)
Acquisition of treasury stock	(245,158)	—
Termination of interest rate swap agreement	—	4,800

Cash used in financing activities	(484,904)	(54,107)

Increase in cash and short-term investments	828,189	407,820

Cash and short-term investments - beginning of year	779,049	350,332

Cash and short-term investments - end of nine months	$1,607,238	$758,152

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2004 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2004. Certain amounts for the prior year have been reclassified to conform to the 2005 presentation.

2.	STOCK SPLIT: In September 2004, Nucor’s Board of Directors approved a two-for-one stock split of common stock in the form of a stock dividend. As a result, stockholders of record received one additional share on October 15, 2004 for each share held as of the record date of September 30, 2004. The par value of Nucor’s common stock remains $0.40 per share. All share and per share amounts have been restated to reflect the two-for-one stock split.

3.	CASH AND SHORT-TERM INVESTMENTS: Short-term investments are recorded at cost plus accrued interest, which approximates market, and have original maturities of three months or less at the date of purchase. Cash and short-term investments are maintained primarily with a few high-credit quality financial institutions.

4.	INVENTORIES: Inventories consist of approximately 55% raw materials and supplies and 45% finished and semi-finished products at October 1, 2005 and December 31, 2004. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 71% of total inventories as of October 1, 2005 (78% of total inventories as of December 31, 2004). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $385.5 million higher at October 1, 2005 ($533.5 million higher at December 31, 2004).

5.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $3.12 billion at October 1, 2005 ($2.88 billion at December 31, 2004).

6.	REVOLVING CREDIT FACILITY: In June 2005, Nucor entered into a new five-year unsecured revolving credit facility that provides for up to $700.0 million in revolving loans. Up to the equivalent of $600.0 million of the new credit facility will be available for foreign currency loans, and up to $450.0 million will be available for the issuance of letters of credit. The new credit facility may be increased by up to $300.0 million at the election of the Company in accordance with the terms set forth in the credit agreement. No borrowings were outstanding under the credit facility as of October 1, 2005. The new credit facility provides for grid-based interest pricing based upon the credit rating of Nucor’s senior unsecured long-term debt and, alternatively, interest rates quoted by lenders in connection with competitive bidding. The credit facility includes customary financial and other covenants, including a limit on the ratio of debt to total capital of 60%, a limit on Nucor’s ability to pledge the Company’s assets, and a limit on consolidations, mergers and sales of assets.

In connection with the new credit facility, in June 2005, Nucor terminated (a) a $125.0 million 364-day revolver maturing in September 2005, and (b) a $300.0 million multi-currency revolver maturing in October 2007. At the date of termination, there were no borrowings under either terminated credit facility.

7.	DIVIDENDS PAYABLE: Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $62.4 million at October 1, 2005 ($20.9 million at December 31, 2004).

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

8.	STOCK-BASED COMPENSATION: Nucor accounts for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recorded, other than for restricted stock grants, since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Net earnings - as reported	$969,250	$780,067	$291,877	$415,387
Add: Stock-based employee compensation expense included in reported net earnings, net of income taxes	7,979	7,455	4,912	1,912
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(17,752)	(12,068)	(8,657)	(3,369)

Net earnings - pro forma	$959,477	$775,454	$288,132	$413,930

Net earnings per share - as reported:
Basic	$6.14	$4.93	$1.87	$2.62
Diluted	6.08	4.90	1.86	2.59
Net earnings per share - pro forma:
Basic	6.08	4.91	1.85	2.61
Diluted	6.02	4.87	1.83	2.58

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect changing market conditions and experience.

9.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $33.3 million of accrued environmental costs at October 1, 2005 ($44.7 million at December 31, 2004), $20.3 million was classified in accrued expenses and other current liabilities ($22.2 million at December 31, 2004) and $13.0 million was classified in deferred credits and other liabilities ($22.5 million at December 31, 2004).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

10.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $45.3 million and $69.5 million in the third quarter of 2005 and 2004, respectively, and was $153.8 million and $132.5 million in the first nine months of 2005 and 2004, respectively.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

11.	INTEREST EXPENSE: Interest expense is stated net of interest income of $8.2 million and $1.9 million in the third quarter of 2005 and 2004, respectively, and net of interest income of $19.6 million and $3.5 million in the first nine months of 2005 and 2004, respectively.

12.	OTHER INCOME: In the first quarter of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. Nucor has made claims for reimbursement of additional amounts. No amounts have been recorded for such reimbursements, if any, that may be received. In the first quarter of 2004, Nucor realized a pre-tax gain of $1.6 million on the sale of equipment.

13.	COMPREHENSIVE INCOME: The components of comprehensive income are as follows (in thousands):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Net earnings	$969,250	$780,067	$291,877	$415,387
Net unrealized gain on hedging derivatives, net of income taxes	72,277	—	50,400	—

Total comprehensive income	$1,041,527	$780,067	$342,277	$415,387

The only items of comprehensive income for Nucor were net unrealized cash flow hedging gains on derivatives, which are presented net of tax.

14.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations/other. Corporate assets primarily include cash and short-term investments, deferred income tax assets and investments in affiliates. The company’s results by segment were as follows (in thousands):

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Net sales to external customers:
Steel mills	$8,273,537	$7,393,626	$2,605,942	$2,868,483
Steel products	1,219,998	894,204	419,969	371,109

	$9,493,535	$8,287,830	$3,025,911	$3,239,592

Intercompany sales:
Steel mills	$657,216	$654,076	$228,329	$254,910
Steel products	26,094	6,140	17,732	3,037
Corporate/eliminations/other	(683,310)	(660,216)	(246,061)	(257,947)

	$—	$—	$—	$—

Earnings before income taxes:
Steel mills	$1,671,266	$1,563,449	$488,892	$795,434
Steel products	136,584	93,550	44,213	56,182
Corporate/eliminations/other	(311,280)	(448,532)	(86,437)	(216,229)

	$1,496,570	$1,208,467	$446,668	$635,387

	Oct. 1, 2005	Dec. 31, 2004
Segment assets:
Steel mills	$4,646,735	$4,978,616
Steel products	553,324	488,571
Corporate/eliminations/other	1,758,816	666,020

	$6,958,875	$6,133,207

15.	INVESTMENTS AND ACQUISITIONS: In June 2005, Nucor’s wholly owned subsidiary, Nucor Steel Marion, Inc., purchased substantially all of the assets of Marion Steel Company for a cash purchase price of approximately $110.7 million. This facility produces angles, flats, rebar, rounds and signposts.

In February 2005, Nucor purchased the assets of Fort Howard Steel, Inc.’s operations in Oak Creek, Wisconsin, for a cash purchase price of approximately $44.1 million. This facility produces cold finish bar product.

In January 2005, Nucor entered into an agreement with Ambassador Steel Corporation to form Nufab Rebar LLC (“Nufab”), a rebar fabrication joint venture. Nucor owns 49% of the joint venture. At October 1, 2005, Nucor held a note receivable from Nufab in the amount of $10.8 million. This note receivable bears interest, payable quarterly, at a rate of LIBOR plus 120 basis points. The note was classified in Other Assets.

In February 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc., for a cash purchase price of approximately $21.0 million. In addition, Harris Steel Group may receive up to an additional $6.0 million upon the achievement of certain operating results of the venture through 2008. At October 1, 2005, Nucor held a note receivable from Harris Steel, Inc. in the amount of $10.0 million. This note receivable bears interest, payable upon maturity, at a rate of LIBOR plus 100 basis points. The note was classified in Other Current Assets.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

In July 2004, Nucor’s wholly owned subsidiary, Nucor Steel Tuscaloosa, Inc., purchased substantially all of the steelmaking assets of Corus Tuscaloosa for a price of approximately $89.4 million. The facility is a coiled plate mill that manufactures pressure vessel steel coil, discrete plate and cut-to-length plate products.

In August 2004, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased certain assets of Worthington Industries, Inc. cold rolling mill in Decatur, Alabama, for a cash purchase price of approximately $80.3 million. The assets include all of the buildings, the pickle line, four-stand tandem cold mill, temper mill and annealing furnaces adjacent to the current Nucor Steel Decatur, LLC, steel plant.

16.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Basic net earnings per share:
Basic net earnings	$969,250	$780,067	$291,877	$415,387

Average shares outstanding	157,865	158,094	155,832	158,796

Basic net earnings per share	$6.14	$4.93	$1.87	$2.62

Diluted net earnings per share:
Diluted net earnings	$969,250	$780,067	$291,877	$415,387

Diluted average shares outstanding:
Basic shares outstanding	157,865	158,094	155,832	158,796
Dilutive effect of stock options and other	1,451	1,253	1,404	1,433

	159,316	159,347	157,236	160,229

Diluted net earnings per share	$6.08	$4.90	$1.86	$2.59

17.	RECENT ACCOUNTING PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We are required to adopt the provisions of this statement in the first quarter of 2006. Management does not expect the adoption of SFAS 123(R) to have a material impact on its consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We are required to adopt the provisions of this statement in the first quarter of 2006. Management does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to volatility in steel prices and changes in the supply and cost of raw materials, particularly scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the steel industry; (9) capital investments and their impact on our performance; and (10) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2004.

Operations

Net sales for the third quarter of 2005 decreased 7% to $3.03 billion, compared with $3.24 billion in the third quarter of 2004. The decrease was primarily due to a 15% decrease in average sales price per ton from $668 in the third quarter of 2004 to $571 in the third quarter of 2005. Total tons shipped to outside customers increased 9% from the third quarter of 2004 to the third quarter of 2005. Net sales for the first nine months of 2005 increased 15% to $9.49 billion, compared with $8.29 billion in last year’s first nine months. Average sales price per ton increased 9% from $565 in the first nine months of 2004 to $617 in the first nine months of 2005, while total tons shipped to outside customers increased 5%. Average sales price per ton decreased 8% from $621 in the second quarter of 2005 to $571 in the third quarter of 2005, while total tons shipped to outside customers increased 5%.

In the steel mills segment, steel production was 15,136,000 tons in the first nine months of 2005, compared with 15,153,000 tons produced in the first nine months of 2004. Total steel shipments were 15,504,000 tons in the first nine months of 2005, compared with 15,018,000 tons in last year’s first nine months. Steel sales to outside customers were 14,295,000 tons in the first nine months of 2005, compared with 13,674,000 tons in last year’s first nine months. In the steel products segment, steel joist production during the first nine months was 413,000 tons, compared with 396,000 tons in the first nine months of 2004. Steel deck sales were 285,000 tons in the first nine months of 2005, compared with 271,000 tons in last year’s first nine months. Cold finished steel sales were 261,000 tons in the first nine months of 2005, compared with 211,000 tons in the first nine months of 2004. During the third quarter and first nine months of 2005, the average utilization rates of all operating facilities in the steel mills segment were approximately 81% and 82%, respectively. During the third quarter and first nine months of 2005, the average utilization rates of all operating facilities in the steel products segment were approximately 82% and 78%, respectively. Capacities were revised in the third quarter to reflect continual process improvement, resulting in lower utilization rates compared to prior periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The major component of cost of products sold is raw material costs. In the third quarter of 2005, the average price of raw materials decreased approximately 10% from the third quarter of 2004, and increased approximately 11% in the first nine months of 2005 compared with the first nine months of 2004. The average prices of raw materials used in the steel mills segment decreased approximately 12% and increased approximately 10% from the third quarter of 2004 and the first nine months of 2004, respectively. The average prices of raw materials used in the steel products segment increased approximately 18% and 33%, from the third quarter and first nine months of 2004, respectively. The average scrap and scrap substitute cost per ton used in our steel mills segment was $217 in the third quarter of 2005, a decrease of 13% from $248 in the third quarter of 2004, and was $245 in the first nine months of 2005, an increase of 9% from $225 in the first nine months of 2004. Primarily as a result of the 12% decrease in average scrap and scrap substitute cost in the third quarter of 2005 from $246 in the second quarter of 2005, Nucor incurred a credit of $52.0 million in the third quarter to value inventories using the last-in, first-out (LIFO) method of accounting, compared with a charge of $124.1 million in the third quarter of 2004 when scrap prices were increasing. In the first nine months of 2005, the LIFO credit was $148.0 million, compared with a charge of $223.4 million in the first nine months of 2004. The LIFO charges (credits) for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

Total energy costs increased approximately $12 (42%) per ton from the third quarter of 2004 to the third quarter of 2005 and increased approximately $6 (21%) per ton from the first nine months of 2004 to the first nine months of 2005.

Pre-operating and start-up costs of new facilities decreased to $1.3 million in the third quarter of 2005, compared with $4.5 million in the third quarter of 2004. For the first nine months of 2005, pre-operating and start-up costs decreased to $6.9 million, compared with $21.3 million in the first nine months of 2004. In 2005, these costs primarily related to the dismantling of the direct reduced iron plant located in Louisiana and its relocation to Trinidad, as well as for the modernization of rolling mill #2 at the bar mill in Darlington, South Carolina. In 2004, these costs primarily related to the start-up of the Castrip® facility at our sheet mill in Crawfordsville, Indiana. Since the Castrip process achieved commercial viability at the end of 2004, the costs associated with this facility are no longer included in start-up costs.

Gross margins were approximately 20% for the third quarter and first nine months of 2005 compared with approximately 25% for the third quarter of 2004 and approximately 19% for the first nine months of 2004.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 12% from the third quarter of 2004 to the third quarter of 2005 and approximately 13% from the first nine months of 2004 to the first nine months of 2005. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, decreased approximately 31% from the third quarter of 2004 to the third quarter of 2005, and decreased approximately 2% in the first nine months of 2005 compared with the first nine months of 2004. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies.

Interest expense, net of interest income, decreased for the third quarter and first nine months of 2005 from the third quarter and first nine months of 2004 primarily due to an increase in average short-term investments and the increase in average interest rates on these investments, partially offset by an increase in average long-term debt and the increase in the average interest rate on long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2004 and 2005, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the first nine months of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. In the first nine months of 2004, Nucor realized a $1.6 million gain on the sale of equipment.

Nucor had an effective tax rate of 34.7% in the third quarter of 2005, compared with 34.6% in the third quarter of 2004 and had an effective tax rate of 35.2% in the first nine months of 2005 compared with 35.4% in the first nine months of 2004.

Net earnings decreased during the third quarter of 2005 compared with the third quarter of 2004 due to lower average selling prices and higher energy costs partially offset by decreased LIFO charges, decreased pre-operating and start-up costs, decreased net interest expense, and decreased income taxes. Net earnings increased during the first nine months of 2005 compared with the first nine months of 2004 due to higher average selling prices, increased shipments, decreased LIFO charges, increased other income, decreased pre-operating and start-up costs, and decreased net interest expense partially offset by higher energy costs and increased income taxes.

We expect that business conditions will remain strong through the fourth quarter of 2005 into the first quarter of 2006. Approximately 55% of our sheet mill volume for the fourth quarter is committed to contract customers, which limits our exposure during the terms of those contracts to the volatility of prices in the spot market. Additionally, Nucor continues to benefit from the breadth of our product diversity and the relatively stronger business conditions in long products and plate products. The biggest threats to our performance in the fourth quarter are pressure on steel prices from rising levels of imports, the cost and availability of energy in a tight supply environment and a slowdown in the U.S. economy.

Liquidity and capital resources

The current ratio was 3.0 at the end of the first nine months of 2005 and year-end 2004. The percentage of long-term debt to total capital was 18% at the end of the first nine months of 2005 and 20% at year-end 2004. Nucor has a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities.

Capital expenditures increased approximately 12% in the first nine months of 2005 compared with the first nine months of 2004. Capital expenditures are projected to be approximately $310.0 million for all of 2005.

During the second quarter of 2005, Nucor’s wholly owned subsidiary, Nucor Steel Marion, Inc., purchased substantially all of the assets of Marion Steel Company for a cash purchase price of approximately $110.7 million. In February 2005, Nucor purchased the assets of Fort Howard Steel, Inc.’s operations in Oak Creek, Wisconsin, for a cash purchase price of approximately $44.1 million. These acquisitions were not material to the consolidated financial statements and did not result in material goodwill or other intangible assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In September 2005, Nucor’s Board of Directors declared the regular quarterly cash dividend on Nucor’s common stock of $0.15 per share. The Board of Directors also approved the payment of a supplemental dividend of $0.25 per share, for a total dividend of $0.40 per share, payable on November 11, 2005 to stockholders of record on September 30, 2005.

During the second quarter of 2005, Nucor reactivated the previously approved stock repurchase program. Nucor repurchased approximately 722,000 shares at a cost of approximately $39.3 million during the third quarter of 2005, and repurchased approximately 4.7 million shares at a cost of about $245.2 million during the first nine months of 2005. There were no repurchases during the third quarter and first nine months of 2004. Approximately 3.8 million shares remain authorized for repurchase under the current program.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At October 1, 2005, accumulated other comprehensive income (loss) includes $71.1 million in unrealized net-of-tax income for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $27.9 million and $69.7 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the disclosure that appears under Legal Proceedings in Item 1. Part II of our Report on Form 10-Q for the quarter ended April 2, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended October 1, 2005 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 3, 2005 - July 30, 2005	—	$—	—	4,476
July 31, 2005 - August 27, 2005	600	54.34	600	3,876
August 28, 2005 - October 1, 2005	122	54.87	122	3,754

For the Quarter Ended October 1, 2005	722	$54.43	722	3,754

(1)	Includes commissions of $0.02 per share.
(2)	On September 5, 2000, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to 5 million shares of the Company’s common stock. On September 8, 2004, the Board of Directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of October 15, 2004. At that time, the number of remaining shares authorized for repurchase increased from 4,237,900 shares to 8,475,800 shares. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. This repurchase authorization does not have a scheduled expiration date.

Item 5. Other Information

Thomas A. Waltermire resigned as a director of the Company effective November 1, 2005.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: November 3, 2005

NUCOR CORPORATION

List of Exhibits to Form 10-Q – October 1, 2005

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