Form 10-K
period 2005-12-31
NUCOR CORP
filed 2006-03-07
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 1-4119

NUCOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1860817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Rexford Road, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 366-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.40 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indication by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates was approximately $7.23 billion based upon the closing sales price of the registrant’s common stock on the last day of our most recently completed second fiscal quarter, July 2, 2005.

155,411,430 shares of common stock were outstanding at February 28, 2006.

Documents incorporated by reference include: Portions of 2005 Annual Report (Parts I, II and IV), and Notice of 2006 Annual Meeting of Stockholders and Proxy Statement (Part III).

Nucor Corporation

i

PART I

Item 1. Business

Nucor Corporation was incorporated in Delaware in 1958. The business of Nucor Corporation and its subsidiaries is the manufacture and sale of steel and steel products, which accounted for all of the sales and the majority of the earnings in 2005, 2004 and 2003. The earnings in 2005 include other income of $9.2 million in settlement of claims against third parties related to environmental matters. The earnings in 2004 and 2003 include other income of $1.6 million and $4.4 million, respectively, related to pre-tax gains on the sale of equipment. The earnings in 2003 include a pre-tax gain of $7.1 million related to graphite electrodes anti-trust settlements.

Nucor is the nation’s largest recycler, using scrap steel as the primary material in producing our products. In 2005, we recycled over 23 million tons of scrap steel.

Nucor reports its results in two segments: steel mills and steel products. Net sales to external customers, intercompany sales, depreciation expense, earnings (loss) before income taxes, assets and capital expenditures by segment for each of the three years in the period ended December 31, 2005, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2005 Annual Report, which note is hereby incorporated by reference.

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

In the steel mills segment, hot-rolled and cold-rolled sheet steel are produced to customer orders. In addition, other hot-rolled and cold-rolled steel are manufactured in standard sizes and inventories are maintained. In 2005, approximately 92% of the steel mills segment production was sold to non-affiliated customers; the remainder was used internally by the steel products segment. Hot-rolled steel and cold-rolled steel are sold primarily to steel service centers, fabricators and manufacturers throughout the United States. In 2005, approximately 45% of our sheet steel sales were made to contract customers with the balance of sales made in the spot market at prevailing prices at the time of sale. These contracts permit price adjustments to reflect changes in prevailing raw material costs and typically have terms ranging from six to twelve months. In the steel mills segment, Nucor’s backlog of orders was approximately $2.87 billion and $1.63 billion at December 31, 2005 and 2004, respectively. These orders are normally filled within one year.

In the steel products segment, steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. All sales contracts are firm fixed-price contracts and are normally competitively bid against other suppliers. Cold finished steel and steel fasteners are manufactured in standard sizes and inventories are maintained. Cold finished steel and steel fasteners are sold primarily to distributors and manufacturers throughout the United States. Nucor’s backlog of orders in the steel products segment was approximately $473.7 million and $408.4 million at December 31, 2005 and 2004, respectively. These orders are normally filled within one year.

The primary raw material for the steel mills segment is ferrous scrap, which is acquired from numerous sources throughout the country. The average scrap and scrap substitute cost per ton used increased 74% from $137 per ton in 2003 to $238 per ton in 2004 and increased an additional 3% to $244 per ton in 2005. In response to the escalating scrap steel prices, Nucor successfully implemented a raw material sales price surcharge in 2004. This surcharge has helped offset the impact of significantly higher scrap prices and has ensured that we were able to purchase the scrap needed to fill our customers’ orders. The primary raw material for the steel products segment is steel, which is almost entirely purchased from the steel mills segment.

The steel mills are also large consumers of electricity and natural gas. Nucor uses cash flow hedges and natural gas purchase contracts to partially manage its exposure to price risk of natural gas that is used during the manufacturing process. Historically, U.S.-based manufacturers have enjoyed competitive energy costs that have allowed competition on equal footing in what is becoming more and more a global market. In recent decades, our government has allowed a growing over-reliance on natural gas for the generation of electricity, while at the same time preventing access to some of the most promising areas for natural gas exploration. As a result, natural gas prices have increased from less than $2.00 per mmbtu in the 1990’s (NYMEX Henry-Hub pricing) to a peak of more than $15.00 per mmbtu in December 2005. Since an increasing share of electricity is now generated using natural gas, higher natural gas prices are also increasing costs for consumers of electricity. Nucor actively supports several organizations that are promoting a more rational energy policy. We believe this is critical for not only our future business success, but also for the future of the U.S. economy. Supplies of raw materials and energy have been, and are expected to be, adequate to operate our facilities.

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

In July 2004, Nucor’s wholly owned subsidiary, Nucor Steel Tuscaloosa, Inc., purchased substantially all of the steelmaking assets of Corus Tuscaloosa for a price of approximately $89.4 million. The facility is a coiled plate mill that manufactures pressure vessel steel coil, discrete plate and cut-to-length plate products with an initial annual capacity of approximately 800,000 tons. Our continued investments in this facility combined with the benefits of our incentive pay program have increased the capacity to 1,200,000 tons currently. This acquisition was immediately accretive to earnings and made a significant operating contribution in the second half of 2004 and in 2005.

In August 2004, Nucor’s wholly owned subsidiary, Nucor Steel Decatur, LLC, purchased certain assets of Worthington Industries, Inc.’s cold rolling mill located adjacent to our steel mill in Decatur, Alabama, for a cash purchase price of approximately $80.3 million. The assets purchased include all of the buildings, the pickle line, four-stand tandem cold mill, temper mill and annealing furnaces. This 1,000,000-ton cold mill facility has 600,000 tons of annealing capacity and provides expanded value-added products to our customers in the Southeast.

In February 2005, Nucor purchased the assets of Fort Howard Steel, Inc.’s operations in Oak Creek, Wisconsin, for a cash purchase price of approximately $44.1 million. This facility produces cold finished bar product and has approximately 140,000 tons of annual capacity.

In June 2005, Nucor’s wholly owned subsidiary, Nucor Steel Marion, Inc., purchased substantially all of the assets of Marion Steel Company for a cash purchase price of approximately $110.7 million. This facility produces angles, flats, rebar, rounds and signposts. This facility has already grown its capacity from 400,000 tons to 450,000 tons largely as a result of our incentive-based compensation program.

Nucor is also growing through “greenfield” projects using new technologies and growing globally through joint ventures.

Nucor began operations of its 100% owned Castrip® facility in Crawfordsville, Indiana, in 2002. This facility uses the breakthrough technology of strip casting, to which Nucor holds exclusive rights in the United States and Brazil. Strip casting involves the direct casting of molten steel into final shape and thickness without further hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology. This process also reduces the overall environmental impact of producing steel by generating significantly lower emissions, particularly NOx. The Castrip process achieved commercial viability in 2004. We have selected Nucor-Yamato Steel in Blytheville, Arkansas as the location for our second Castrip production facility. We also plan to establish at least one joint venture with a partner overseas in 2006 to utilize the Castrip technology.

Nucor established two rebar fabrication joint ventures in 2004 and 2005 with leaders in the reinforcing steel construction markets. In 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc., to serve the western and northeastern U.S. rebar fabrication markets. This joint venture continues to grow and to generate strong returns. In 2005, Nucor entered into an agreement with Ambassador Steel Corporation to form Nufab Rebar LLC. Nucor owns 49% of this rebar fabrication joint venture which should allow us to expand Nucor’s rebar fabrication presence into the central and southern regions of the country. These investments in rebar fabrication complement our existing facilities by adding downstream integration from our bar mills into the value-added process.

Nucor’s raw materials strategy includes the goal of controlling between 6,000,000 and 7,000,000 tons per year of our iron units consumption. Three projects in particular represent Nucor’s initial steps towards achieving this goal: the HIsmelt® facility in Australia, the sustainable pig iron project in Brazil, and the direct reduced iron (“DRI”) plant in Trinidad.

In 2002, Nucor entered a joint venture with The Rio Tinto Group, Mitsubishi Corporation and Chinese steelmaker, Shougang Corporation, to construct a commercial HIsmelt plant in Kwinana, Western Australia. The HIsmelt process converts iron ore fines and coal fines directly to liquid metal eliminating the need for a blast furnace, sinter/pellet plants and coke ovens. Additionally, the HIsmelt technology offers an alternative supply of high-quality iron units as a scrap substitute. Nucor has a 25% interest in the joint venture that owns the HIsmelt commercial plant. Construction was completed and the start-up of operations began in 2005. This plant has an initial annual capacity of 800,000 metric tons, which is expandable to over 1,500,000 tons.

In 2003, Nucor entered a joint venture with Companhia Vale do Rio Doce (“CVRD”) to construct and operate an environmentally responsible pig iron project in northern Brazil. The project, named Ferro Gusa Carajás S.A., will utilize two conventional mini-blast furnaces to produce about 380,000 metric tons of pig iron per year in its initial phase, using iron ore from CVRD’s Carajás mine in northern Brazil. The charcoal source will be exclusively from eucalyptus trees grown in a cultivated forest of 82,000 acres with the total forest encompassing approximately 200,000 acres in northern Brazil. The cultivated forest removes more carbon dioxide than the blast furnace process emits. Production of pig iron began in the fourth quarter of 2005. It is anticipated that Nucor will purchase all of the production of the plant.

In September 2004, Nucor exercised its option to acquire the idled assets of American Iron Reduction’s DRI plant located in Convent, Louisiana. These assets have been relocated to Trinidad and construction is well under way. We expect DRI production to begin in the fourth quarter of 2006 with an annual capacity of 1,800,000 metric tons per year. The Trinidad site benefits from a low cost supply of natural gas under a long-term contract and from favorable logistics for receipt of Brazilian iron ore and shipment of DRI to the United States. This new entity is named Nu-Iron Unlimted and has a capital budget of approximately $225.0 million.

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

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and to be innovative. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. Only 66 employees are located in our executive offices. All of Nucor’s 11,300 employees are engaged in its steel mills and steel products businesses. None of our employees are represented by labor unions.

Additional information on Nucor’s business is incorporated by reference to Nucor’s 2005 Annual Report, pages 10 through 19.

Nucor’s annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, are available without charge through Nucor’s website, www.nucor.com, as soon as reasonably practicable after Nucor files these reports electronically with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website, www.sec.gov.

Item 1A. Risk Factors

Many of the factors that affect our business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially negatively affect our business, financial condition and results of operations.

Our industry is cyclical and prolonged economic declines could have a material adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the construction, energy, appliance and automotive industries. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations and cash flows. Because steel producers generally have high fixed costs, reduced volumes result in operating inefficiencies. Over the five-year period ended December 31, 2005, our net earnings have varied from a high of $1.31 billion in 2005 to a low of $62.8 million in 2003. Future economic downturns or a prolonged stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in the steel industry could increase the level of steel imports which may negatively affect our business, results of operations and cash flows.

Global steel-making capacity exceeds global consumption of steel products. This excess capacity results in manufacturers in certain countries exporting significant amounts of steel at prices below their cost of production. These imports, which are also affected by demand in the domestic market, international currency conversion rates and domestic and international government actions, can result in downward pressure on steel prices, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in China, the world’s largest producer and consumer of steel, has the potential to cause steel dumping in U.S. markets. A significant decrease in China’s rate of economic expansion could reduce demand for steel products in that country, resulting in China increasing steel exports.

The results of our operations are sensitive to volatility in steel prices and changes in the cost of raw materials, particularly scrap steel.

We rely to a substantial extent on outside vendors to supply us with raw materials that are critical to the manufacture of our products. We acquire our primary raw material, steel scrap, from numerous sources throughout the country. Although we believe that the supply of scrap is adequate to operate our facilities, purchase prices of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us.

If our suppliers increase the price of our critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to our customers and accepted customer orders for our products prior to purchasing necessary raw materials, we may be unable to raise the price of our products to cover all or part of the increased cost of the raw materials, although we have successfully used a raw material surcharge in the steel mills segment since 2004. If we are unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture sufficient quantities of our products. This could cause us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

Changes in the availability and cost of electricity and natural gas are subject to volatile market conditions that could adversely affect our business.

Our steel mills are large consumers of electricity and natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by weather, political and economic factors beyond our control. Disruptions in the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs could materially adversely affect our business, results of operations, financial condition and cash flows.

We plan to continue to implement acquisition strategies and may encounter difficulties in integrating these businesses.

We plan to continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. Realization of the anticipated benefits of acquisitions or other transactions will depend on our ability to integrate these transactions with our operations and to cooperate with our strategic partners. Our business, results of operations, financial condition and cash flows could be materially and adversely affected if we are unable to successfully integrate these businesses.

In addition, we may enter into joint ventures or acquisitions located outside the U.S., which may be adversely affected by foreign currency fluctuations, changes in economic conditions and changes in local government regulations and policies.

Some of our competitors who have emerged from bankruptcy have lowered their operating costs, which could negatively impact our competitive position.

Over the past few years, many domestic steel companies have sought protection under Chapter 11 of the United States Bankruptcy Code and have continued to operate. Some have reduced prices to maintain volumes and cash flows and obtained concessions from their labor unions and suppliers. In some cases, they have even expanded and modernized while in bankruptcy. Upon emergence from bankruptcy, these companies, or new entities that purchase their facilities through the bankruptcy process, may be relieved of certain environmental, retiree and other obligations. Additionally, some of our competitors may grow by acquiring less expensive capacity out of bankruptcy. As a result, they may be able to operate with lower costs, a primary competitive factor in the steel industry, which could negatively affect our competitive position.

Competition from other materials may materially adversely affect our business.

In many applications, steel competes with other materials, such as aluminum, cement, composites, glass, plastic and wood. Increased use of these materials in substitution for steel products could materially adversely affect prices and demand for our steel products.

Our operations are subject to business interruptions and casualty losses.

The steel-making business is subject to numerous inherent risks, particularly unplanned events such as explosions, fires, other accidents, inclement weather and transportation interruptions. While our insurance coverage could offset losses relating to some of those types of events, our results of operations and cash flows could be adversely impacted to the extent any such losses are not covered by our insurance.

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2005, our total capital expenditures, excluding acquisitions, were approximately $1.34 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies to be financed by internally generated funds or from borrowings under our $700.0 million unsecured revolving credit facility, we cannot assure you that this will be the case. Any future significant acquisitions could require additional financing from external sources.

Environmental compliance and remediation could result in substantially increased costs and materially adversely impact our competitive position.

Our operations are subject to numerous federal, state and local laws and regulations relating to protection of the environment, and we, accordingly, make provision for the estimated costs of compliance. These laws are evolving and becoming increasingly stringent, resulting in inherent uncertainties in these estimates.

We have agreed to a comprehensive consent decree with the United States Environmental Protection Agency and certain states in order to resolve alleged past environmental violations. Under the terms of the consent decree, we are conducting tests at some of our facilities, performing corrective action where necessary, and piloting certain pollution control technologies. The accrued environmental costs include the expenses that we expect to incur as a result of the consent decree.

We believe our competitors are subject to similar environmental laws and regulations. The specific impact on each competitor may vary, however, depending upon a number of factors, including the age and location of operating facilities, production processes (such as a mini-mill versus an integrated producer) and the specific products and services it provides. To the extent that competitors, particularly foreign steel producers and manufacturers of competitive products, are not required to incur equivalent costs, our competitive position could be materially adversely impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal operating facilities by segment are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,200,000	Steel shapes
Berkeley County, South Carolina	1,940,000	Flat-rolled steel, steel shapes
Crawfordsville, Indiana	1,840,000	Flat-rolled steel
Decatur, Alabama	1,500,000	Flat-rolled steel
Norfolk, Nebraska	1,400,000	Steel shapes
Hickman, Arkansas	1,380,000	Flat-rolled steel
Plymouth, Utah	1,170,000	Steel shapes
Darlington, South Carolina	1,170,000	Steel shapes
Jewett, Texas	1,080,000	Steel shapes
Hertford County, North Carolina	1,000,000	Steel plate
Seattle, Washington	660,000	Steel shapes
Auburn, New York	400,000	Steel shapes
Kankakee, Illinois	400,000	Steel shapes
Marion, Ohio	390,000	Steel shapes
Tuscaloosa, Alabama	350,000	Steel plate
Jackson, Mississippi	340,000	Steel shapes
Birmingham, Alabama	280,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,010,000	Joists, deck
Brigham City, Utah	750,000	Joists
Grapeland, Texas	660,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	530,000	Joists, deck
Fort Payne, Alabama	460,000	Joists, deck

Our steel mills segment also includes a distribution center in Pompano Beach, Florida. In the steel products segment, we have additional operating facilities in St. Joe and Waterloo, Indiana; Terrell and Denton, Texas; Swansea, South Carolina; Oak Creek, Wisconsin; and Dallas, Georgia. During 2005, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 82% and 78% of production capacity, respectively.

We lease our principal executive office in Charlotte, North Carolina.

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

Item 4. Submission of Matters to a Vote of Security Holders

None during the quarter ended December 31, 2005.

Executive Officers of the Registrant

The executive officers of Nucor as of February 28, 2006 are set forth below. Each holds the offices indicated until his successor is elected and qualified at the regular meeting of the Board of Directors to be held immediately following the 2006 Annual Meeting of Stockholders.

Daniel R. DiMicco (55) - Mr. DiMicco has been a director of Nucor since 2000 and was elected as Vice Chairman in June 2001. Mr. DiMicco’s term as director expires at the 2007 annual meeting. Mr. DiMicco has served as Nucor’s President and Chief Executive Officer since September 2000. He was an Executive Vice President of Nucor from 1999 to 2000 and Vice President from 1992 to 1999, serving as General Manager of Nucor-Yamato Steel Company. Mr. DiMicco began his career with Nucor in 1982 at Nucor Steel, Plymouth, Utah.

Terry S. Lisenby (54) - Mr. Lisenby has been Chief Financial Officer, Treasurer and Executive Vice President since January 2000. He previously served as a Vice President and Corporate Controller of Nucor from 1991 to 1999. Mr. Lisenby began his career with Nucor as Corporate Controller in 1985.

John J. Ferriola (53) - Mr. Ferriola has been an Executive Vice President of Nucor since January 2002 and was a Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

Hamilton Lott, Jr. (56) - Mr. Lott has been an Executive Vice President of Nucor since September 1999 and was a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager of Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

D. Michael Parrish (53) - Mr. Parrish has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1990 to 1998. He was General Manager of Nucor Steel, Hickman, Arkansas from 1995 to 1998; General Manager of Nucor Steel, Jewett, Texas from 1991 to 1995; General Manager of Vulcraft, Brigham City, Utah from 1989 to 1991; Production Manager of Vulcraft, Fort Payne, Alabama from 1986 to 1989; Engineering Manager of Vulcraft, Brigham City, Utah from 1981 to 1986; and Engineer at Vulcraft, St. Joe, Indiana from 1975 to 1981.

Joseph A. Rutkowski (51) - Mr. Rutkowski has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1993 to 1998. He was General Manager of Nucor Steel, Hertford County, North Carolina, from August 1998 to November 1998; General Manager of Nucor Steel, Darlington, South Carolina from 1992 to 1998; Manager of Melting and Casting of Nucor Steel, Plymouth, Utah from 1991 to 1992; and Manager of Nucor Cold Finish, Norfolk, Nebraska from 1989 to 1991.

James M. Coblin (62) - Mr. Coblin has been Vice President of Human Resources since January 2000. He previously served as Nucor’s General Manager of Human Resources from 1996 to 1999. Mr. Coblin began his career with Nucor as Manager of Personnel Service in 1986.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2005 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2, 2005 - October 29, 2005	817	$54.33	817	2,937
October 30, 2005 - November 26, 2005	28	59.98	28	2,909
November 27, 2005 - December 31, 2005	—	—	—	12,909

For the Quarter Ended December 31, 2005	845	$54.52	845	12,909

(1)	Includes commissions of $0.02 per share.
(2)	On September 5, 2000, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to 5,000,000 shares of the Company’s common stock. On September 8, 2004, the Board of Directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of October 15, 2004. At that time, the number of remaining shares authorized for repurchase increased from 4,237,900 shares to 8,475,800 shares. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. On December 6, 2005, the Board of Directors authorized the repurchase of up to an additional 10,000,000 shares of its common stock, once the current repurchase authorization is completed. This repurchase authorization does not have a scheduled expiration date.

Nucor has increased its cash dividend every year since it began paying dividends in 1973. In 2005, in addition to raising the base dividend, the board of directors implemented a supplemental dividend based on Nucor’s strong performance in 2004. Nucor paid dividends of $1.33 per share in 2005 compared with $0.44 per share in 2004. In February 2006, the board of directors announced an increase in the base dividend to $0.20 per share and in the supplemental dividend to $0.50 per share, resulting in an annualized dividend of $2.80 per share. The payment of any future supplemental dividends will depend upon many factors, including Nucor’s earnings, cash flows and financial position.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2005 Annual Report, pages 33 and 56.

Item 6. Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2005 Annual Report, page 33.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2005 Annual Report, page 3 (Forward-looking Statements) and pages 20 through 29.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2005, 43% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly or annually. The remaining 57% of Nucor’s debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2005, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirement and to obtain prices for our steel products that match market price movements in response to supply and demand. In the first quarter of 2004, Nucor initiated a raw material surcharge designed to pass through the historically high cost of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2005, accumulated other comprehensive income (loss) includes $55.8 million in unrealized net-of-tax gains for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $20.1 million and $50.0 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2005 Annual Report, pages 34 through 52.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are incorporated by reference to Nucor’s 2005 Annual Report, pages 34 through 35.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding Nucor’s directors contained in the Notice of 2006 Annual Meeting of Stockholders and Proxy Statement (the “Proxy Statement”) under the heading Election of Directors and the information regarding Nucor’s directors and executive officers contained in the Proxy Statement under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference. Pursuant to Item 401(b) of Regulation S-K, executive officers of Nucor are reported in Part I of this report. Information regarding the audit committee and the audit committee financial expert appearing under the heading Corporate Governance and Board of Directors in the Proxy Statement is incorporated by reference.

Nucor has adopted a Code of Ethics for Senior Financial Professionals (“Code of Ethics”) that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior financial professionals, as well as Corporate Governance Principles for our Board of Directors and charters for our board committees. These documents are publicly available on our website, www.nucor.com. Copies of these documents are also available without charge upon written request to the Corporate Secretary at our principal executive offices. If we make any amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference to Nucor’s Proxy Statement under the headings Executive Officer Compensation and Director Compensation.

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

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Information about the fees in 2005 and 2004 for professional services rendered by our independent registered public accounting firm is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm. Our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference from the section of the Proxy Statement captioned Fees Paid to Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements:

The following consolidated financial statements and the report of independent registered public accounting firm are incorporated by reference to Nucor Corporation’s 2005 Annual Report, pages 34 through 52:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings - Years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2005, 2004 and 2003

•	Consolidated Balance Sheets - December 31, 2005 and 2004

•	Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	17

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2005, 2004 and 2003	18

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

2		Asset Purchase Agreement, dated May 30, 2002, by and between JAR Acquisition Corp., the Company, Birmingham Steel, Birmingham Southeast, LLC and Port Everglades Steel Corporation (incorporated by reference to Form 8-K dated December 20, 2002)

2(i)		Purchase Agreement, dated as of September 26, 2002, between Nucor Corporation and Banc of America Securities LLC, Wachovia Securities, Inc., Banc One Capital Markets, Inc., CIBC World Markets Corp. and BNY Capital Markets, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

2(ii)		Asset Purchase Agreement by and among Trico Steel Company, L.L.C., Nucor Steel Decatur, LLC (formerly Nucor Steel Alabama, LLC) and Nucor Corporation, dated as of November 9, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2002)

3		Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 2, 2005)

3(i)		By-Laws as amended December 4, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2001)

4		Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4 to Nucor’s Form 8-K filed March 9, 2001)

4(i)		Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)		Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iii)		Exchange and Registration Rights Agreement, dated as of October 1, 2002, by and among Nucor Corporation, Banc of America Securities LLC and Wachovia Securities, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

4(iv)		Form of 4.875% Note due 2012 (included in Exhibit 4(ii) above) (incorporated by reference to Form S-4 filed December 13, 2002)

10		1997 Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(i)		2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (incorporated by reference to Form 10-Q for quarter ended October 4, 2003) (1)

10(ii)		Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(iii)		2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Nucor’s Form 8-K filed May 17, 2005) (1)

10(iv)	*	Form of Restricted Stock Unit Award Agreement – time-vested awards (1)

10(v)	*	Form of Restricted Stock Unit Award Agreement – retirement-vested awards (1)

10(vi)		Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(vii)		Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(viii)		Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(ix)		Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(x)		Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xi)		Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)

Exhibits, continued:

10(xii)		Multi-Year Revolving Credit Agreement, dated as of June 17, 2005 (incorporated by reference to Exhibit 10.1 to Nucor’s Form 8-K filed June 22, 2005)

10(xiii)		Senior Officers Severance Policy as Adopted by the Board of Directors, as amended on December 10, 2002 (incorporated by reference to Form 10-K for year ended December 31, 2002) (1)

10(xiv)		Senior Officers Annual Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xv)		Senior Officers Long-Term Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xvi)		Senior Officers Long-Term Incentive Plan, Amendment No. 1 (incorporated by reference to Form 10-K for the year ended December 31, 2003) (1)

13	*	2005 Annual Report (portions incorporated by reference)

21	*	Subsidiaries

23	*	Consent of Independent Registered Public Accounting Firm

24	*	Powers of attorney

31	*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Daniel R. DiMicco
Daniel R. DiMicco
Vice Chairman, President and
Chief Executive Officer

Dated: March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Daniel R. DiMicco Daniel R. DiMicco Vice Chairman, President and Chief Executive Officer		* PETER C. BROWNING Peter C. Browning Non-Executive Chairman

/s/ Terry S. Lisenby Terry S. Lisenby Chief Financial Officer, Treasurer and Executive Vice President		* CLAYTON C. DALEY, JR. Clayton C. Daley, Jr. Director

/s/ James D. Frias James D. Frias Vice President and Corporate Controller		* HARVEY B. GANTT Harvey B. Gantt Director

* VICTORIA F. HAYNES Victoria F. Haynes Director

* JAMES D. HLAVACEK James D. Hlavacek Director

* RAYMOND J. MILCHOVICH Raymond J. Milchovich Director

	*By	/s/ Terry S. Lisenby
Terry S. Lisenby Attorney-in-fact

Dated: March 7, 2006

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	17

Schedule II – Valuation and Qualifying Accounts – Years ended December 31, 2005, 2004 and 2003	18

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2006 appearing in the December 31, 2005 Annual Report to Stockholders of Nucor Corporation and its subsidiaries (which report, consolidated financial statements, and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 7, 2006

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2005 LIFO Reserve	$533,484	$(151,632)	$—	$381,852

Year ended December 31, 2004 LIFO Reserve	$157,586	$375,898	$—	$533,484

Year ended December 31, 2003 LIFO Reserve	$42,608	$114,978	$—	$157,586

NUCOR CORPORATION

List of Exhibits to Form 10-K – December 31, 2005

Exhibit No.	Description of Exhibit
10(iv)	Form of Restricted Stock Unit Award Agreement – time-vested awards

10(v)	Form of Restricted Stock Unit Award Agreement – retirement-vested awards

13	2005 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of attorney

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002