Form 10-Q
period 2006-04-01
NUCOR CORP
filed 2006-05-04
CIK 73309

First Quarter 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 1, 2006

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

155,798,286 shares of common stock were outstanding at April 1, 2006.

Nucor Corporation

Form 10-Q

April 1, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 1, 2006	April 2, 2005
Net sales	$3,545,097	$3,322,621

Costs, expenses and other:
Cost of products sold	2,768,142	2,620,628
Marketing, administrative and other expenses	154,100	125,429
Interest (income) expense, net	(5,732)	4,133
Minority interests	40,326	31,165
Other income	—	(9,200)

	2,956,836	2,772,155

Earnings before income taxes	588,261	550,466
Provision for income taxes	209,100	195,800

Net earnings	$379,161	$354,666

Net earnings per share:
Basic	$2.44	$2.22

Diluted	$2.42	$2.20

Average shares outstanding:
Basic	155,313	159,708
Diluted	156,874	161,246

Dividends declared per share	$0.70	$0.40

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 1, 2006	Dec. 31, 2005
Assets

Current assets:
Cash and cash equivalents	$1,127,978	$980,150
Short-term investments	1,077,023	857,360
Accounts receivable, net	1,068,752	1,000,629
Inventories	941,223	945,054
Other current assets	247,139	288,360

Total current assets	4,462,115	4,071,553

Property, plant and equipment, net	2,829,925	2,855,717

Other assets	212,106	211,517

Total assets	$7,504,146	$7,138,787

Liabilities and stockholders’ equity

Current liabilities:
Long-term debt due within one year	$1,250	$1,250
Accounts payable	592,373	501,624
Federal income taxes payable	155,123	—
Salaries, wages and related accruals	218,436	368,568
Accrued expenses and other current liabilities	405,147	384,257

Total current liabilities	1,372,329	1,255,699

Long-term debt due after one year	922,300	922,300

Deferred credits and other liabilities	460,368	486,910

Minority interests	184,270	194,090

Stockholders’ equity:
Common stock	74,337	74,120
Additional paid-in capital	225,030	191,850
Retained earnings	4,979,167	4,709,111
Unearned compensation	—	(3,287)
Accumulated other comprehensive income, net of income taxes	29,222	46,600

	5,307,756	5,018,394
Treasury stock	(742,877)	(738,606)

Total stockholders’ equity	4,564,879	4,279,788

Total liabilities and stockholders’ equity	$7,504,146	$7,138,787

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 1, 2006	April 2, 2005
Operating activities:
Net earnings	$379,161	$354,666
Adjustments:
Depreciation	90,825	91,290
Deferred income taxes	(18,800)	(16,200)
Minority interests	40,322	31,161
Settlement of natural gas hedges	(4,931)	—
Changes in (exclusive of acquisition):
Current assets	(78,984)	2,802
Current liabilities	163,669	137,066
Other	(3,871)	(12,847)

Cash provided by operating activities	567,391	587,938

Investing activities:
Capital expenditures	(69,871)	(71,259)
Investment in affiliates	(14,704)	(8,176)
Disposition of plant and equipment	1,439	294
Acquisition (net of cash acquired)	—	(44,136)
Purchases of short-term investments	(220,308)	—
Proceeds from sales of short-term investments	645	—

Cash used in investing activities	(302,799)	(123,277)

Financing activities:
Issuance of common stock	38,011	25,262
Tax benefit from stock options exercised	6,500	—
Distributions to minority interests	(50,142)	(2,181)
Cash dividends	(100,870)	(64,080)
Acquisition of treasury stock	(10,263)	—

Cash used in financing activities	(116,764)	(40,999)

Increase in cash and cash equivalents	147,828	423,662

Cash and cash equivalents - beginning of year	980,150	779,049

Cash and cash equivalents - end of three months	$1,127,978	$1,202,711

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2005.

2.	FINANCIAL STATEMENT REVISION: Certain prior year amounts have been revised to present variable rate demand notes (“VRDN’s”) as short-term investments instead of cash equivalents. As a result, VRDN’s in the amount of $857.4 million at December 31, 2005, which had previously been included in cash and cash equivalents, are presented as short-term investments in the accompanying condensed consolidated balance sheet at December 31, 2005. There were no purchases or sales of these securities during the quarter ended April 2, 2005, therefore no revision has been presented in the condensed consolidated statement of cash flows.

VRDN’s were previously classified as cash equivalents when the period for interest rate resets were 90 days or less, based on the ability to either liquidate the short-term investments or roll them over to the next reset period. We reevaluated the presentation of these short-term investments considering the original maturity dates associated with the underlying bonds. This revision had no impact on Nucor’s net earnings, changes in stockholders’ equity, or cash flows from operating activities and financing activities. The effects of this revision to our 2005 financial statements follow. We had no VRDN’s in 2004 and 2003.

	Year Ended December 31, 2005
	As Originally Reported	As Revised
Cash flow from investing activities:
Purchases of short-term investments	$—	$(919,950)
Proceeds from sales of short- term investments	—	62,590
Cash used in investing activities	(527,481)	(1,384,841)

Increase in cash and cash equivalents	1,058,461	201,101

Cash and cash equivalents at end of year	1,837,510	980,150

Short-term investments	—	857,360

Total current assets	4,071,553	4,071,553

3.	FOREIGN CURRENCY TRANSLATION: The functional currency for certain joint ventures is the local currency. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in operations in the period they occur.

4.	CASH AND CASH EQUIVALENTS: Cash equivalents are recorded at cost plus accrued interest, which approximates market, and have original maturities of three months or less at the date of purchase. Cash and cash equivalents are maintained primarily with a few high-credit quality financial institutions.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

5.	SHORT-TERM INVESTMENTS: Short-term investments are recorded at cost plus accrued interest, which approximates market. Unrealized gains and losses on investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary.

As of April 1, 2006 and December 31, 2005, short-term investments consisted entirely of VRDN’s. VRDN’s are variable bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. VRDN’s have interest rate resets every one, seven or 35 days. All of the VRDN’s in which Nucor invests are backed by a letter of credit issued by high-credit quality financial institutions. Nucor is able to receive the principal invested and interest accrued thereon no later than seven days after notification to the financial institution. VRDN’s trade at par value; therefore, no realized or unrealized gains or losses were incurred. Aggregate contractual maturities of the Company’s short-term investments are $17.8 million in 2009 and $1.06 billion in 2019 and thereafter.

6.	INVENTORIES: Inventories consist of approximately 49% raw materials and supplies and 51% finished and semi-finished products at April 1, 2006 (50% and 50%, respectively, at December 31, 2005). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 66% of total inventories as of April 1, 2006 (68% as of December 31, 2005). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $390.9 million higher at April 1, 2006 ($381.9 million higher at December 31, 2005).

7.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $3.29 billion at April 1, 2006 ($3.20 billion at December 31, 2005).

8.	CURRENT LIABILITIES: Drafts payable, included in accounts payable in the balance sheet, was $121.6 million at April 1, 2006 ($76.3 million at December 31, 2005).

Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $109.1 million at April 1, 2006 ($100.9 million at December 31, 2005).

9.	STOCK-BASED COMPENSATION: Effective January 1, 2006, Nucor adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and selected the modified prospective method. As a result, compensation expense has been recorded over the remaining vesting period for the unvested portion of previously issued awards that were outstanding at January 1, 2006. The Company uses the Black-Scholes option-pricing model to determine the fair value of all option grants. Assumptions used in the model for the prior year grants are described in Nucor’s Annual Report on Form 10-K. Expected volatilities are based on historical experience. Nucor did not grant any options during the quarter ended April 1, 2006 and does not expect to grant options to its directors, officers or employees in future periods. Nucor intends instead to award restricted stock in future periods.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Through 2005, Nucor accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense was recorded, other than for restricted stock grants, since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. The following presents pro forma net earnings and per share data as if a fair value based method had been used to account for stock-based compensation for the first quarter of 2005 (in thousands, except per share amounts):

Three Months (13 Weeks) Ended April 2, 2005
Net earnings - as reported	$354,666
Add: Stock-based employee compensation expense included in reported net earnings, net of income taxes	3,150
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(5,475)

Net earnings - pro forma	$352,341

Net earnings per share - as reported:
Basic	$2.22
Diluted	2.20
Net earnings per share - pro forma:
Basic	2.21
Diluted	2.19

STOCK OPTIONS: A summary of Nucor’s stock option plans for the first quarter ended April 1, 2006 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaing Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	2,183	$39.86
Exercised	(543)	39.64		$25,951
Canceled	(1)	57.72

Outstanding at April 1, 2006	1,639	$39.92	4.9 years	$106,306

Options exercisable at April 1, 2006	1,639	$39.92	4.9 years	$106,306

For the quarter ended April 1, 2006, Nucor recorded $2.5 million for stock-based compensation expense related to stock option grants made in the prior year. This amount is included in marketing, administrative and other expenses.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

RESTRICTED STOCK AWARDS: A summary of Nucor’s restricted stock for the first quarter of 2006 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	204	$54.65
Granted	294	95.08
Vested	(180)	78.49
Canceled	—	—

Unvested at April 1, 2006	318	$78.52

Shares reserved for future grants	1,362

Compensation expense for common stock and common stock units awarded under the Annual Incentive Plan and the Long-Term Incentive Plan is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $5.8 million and $3.5 million in the first quarter of 2006 and 2005, respectively. At April 1, 2006, unrecognized compensation expense related to unvested restricted stock was $7.7 million.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $23.7 million of accrued environmental costs at April 1, 2006 ($24.0 million at December 31, 2005), $19.7 million was classified in accrued expenses and other current liabilities ($20.0 million at December 31, 2005) and $4.0 million was classified in deferred credits and other liabilities ($4.0 million at December 31, 2005).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist that would have a material effect on the consolidated financial statements.

11.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $62.6 million and $57.4 million in the first quarter of 2006 and 2005, respectively.

12.	INTEREST (INCOME) EXPENSE: The components of net interest (income) expense are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2006	April 2, 2005
Interest expense	$9,726	$8,687
Interest income	(15,458)	(4,554)

Interest (income) expense, net	$(5,732)	$4,133

13.	OTHER INCOME: In the first quarter of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. Nucor has made claims for reimbursement of additional amounts. No amounts have been recorded for such settlements, if any, that may be received.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

14.	COMPREHENSIVE INCOME: The components of comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2006	April 2, 2005
Net earnings	$379,161	$354,666
Net unrealized gain (loss) on hedging derivatives	(25,466)	18,377
Foreign currency translation	8,088	—

Total comprehensive income	$361,783	$373,043

Comprehensive income includes net unrealized cash flow hedging gains (losses) on derivatives and foreign currency translation adjustments, both of which are presented net of tax.

15.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations/other. Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income tax assets and investments in affiliates. The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2006	April 2, 2005
Net sales to external customers:
Steel mills	$3,149,426	$2,950,918
Steel products	395,671	371,703

	$3,545,097	$3,322,621

Intercompany sales:
Steel mills	$255,398	$205,464
Steel products	5,818	3,954
Corporate/eliminations/other	(261,216)	(209,418)

	$—	$—

Earnings (loss) before income taxes:
Steel mills	$731,438	$658,135
Steel products	41,768	46,615
Corporate/eliminations/other	(184,945)	(154,284)

	$588,261	$550,466

	April 1, 2006	Dec. 31, 2005
Segment assets:
Steel mills	$4,614,835	$4,623,462
Steel products	572,146	519,562
Corporate/eliminations/other	2,317,165	1,995,763

	$7,504,146	$7,138,787

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

16.	INVESTMENTS AND ACQUISITIONS: In February 2005, Nucor purchased the assets of Fort Howard Steel, Inc.’s operations in Oak Creek, Wisconsin, for a cash purchase price of approximately $44.1 million. This facility produces cold finish bar products.

Nucor owns a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc.. As of April 1, 2006, Nucor held a note receivable from Harris Steel, Inc. in the amount of $10.0 million. This note receivable bears interest, payable upon maturity, at a rate of LIBOR plus 100 basis points. The note was classified in Other Current Assets.

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 1, 2006	April 2, 2005
Basic net earnings per share:
Basic net earnings	$379,161	$354,666

Average shares outstanding	155,313	159,708

Basic net earnings per share	$2.44	$2.22

Diluted net earnings per share:
Diluted net earnings	$379,161	$354,666

Diluted average shares outstanding:
Basic shares outstanding	155,313	159,708
Dilutive effect of stock options and other	1,561	1,538

	156,874	161,246

Diluted net earnings per share	$2.42	$2.20

18.	SUBSEQUENT EVENT: On May 1, 2006, Nucor’s wholly owned subsidiary, Nucor Steel Connecticut, Inc., purchased substantially all of the assets of Connecticut Steel Corporation for a cash purchase price of approximately $43.0 million, subject to post-closing adjustments. This facility produces wire rod, rebar, wire mesh fabrication and structural mesh fabrication.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and the changes in the supply and cost of raw materials, including scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production and fluctuations in international conversion rates; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the steel industry; (9) capital investments and their impact on our performance; and (10) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2005.

Operations

Net sales for the first quarter of 2006 increased 7% to $3.55 billion, compared with $3.32 billion in the first quarter of 2005 due to an increase in total tons shipped to outside customers partially offset by a decrease in average sales price per ton. Total tons shipped to outside customers increased 12% from 5,015,000 tons in the first quarter of 2005 to 5,621,000 tons in the first quarter of 2006. Average sales price per ton decreased 5% from $663 in the first quarter of 2005 to $631 in the first quarter of 2006.

In the first quarter of 2006, Nucor established company records in the steel mills segment for steel production, total steel shipments and steel sales to outside customers. Steel production was 5,791,000 tons in the first quarter of 2006, compared with 5,108,000 tons produced in the first quarter of 2005, an increase of 13%. Total steel shipments increased 13% to 5,721,000 tons in the first quarter of 2006, compared with 5,043,000 tons in last year’s first quarter. Steel sales to outside customers increased 12% to 5,263,000 tons, compared with 4,688,000 tons in last year’s first quarter. In the steel products segment, steel joist production during the first quarter was 139,000 tons, compared with 123,000 tons in the first quarter of 2005, an increase of 13%. Steel deck sales were 85,000 tons, compared with 80,000 tons in last year’s first quarter, an increase of 6%. Cold finished steel sales increased 8% to a record 96,000 tons, compared with 89,000 tons in the first quarter of 2005. During the first quarter of 2006, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 93% and 77%, respectively.

The major component of cost of products sold is raw material costs. In the first quarter of 2006, the average price of raw materials decreased 13% from the first quarter of 2005. The average scrap and scrap substitute cost per ton used in our steel mills segment was $237 in the first quarter of 2006, a decrease of 13% from $272 in the first quarter of 2005. Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $9.0 million in the first quarter of 2006, compared with a credit of $26.1 million in the first quarter of 2005. The LIFO charges (credits) for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Total energy costs increased approximately $7 (21%) per ton from the first quarter of 2005 to the first quarter of 2006 and decreased approximately $4 (10%) per ton from the fourth quarter of 2005.

Pre-operating and start-up costs of new facilities increased to $6.1 million in the first quarter of 2006, compared with $3.4 million in the first quarter of 2005. For the first quarter of 2006, these costs primarily related to the HIsmelt project in Kwinana, Western Australia and the refurbishment of our direct reduced iron facility in Trinidad. In the first quarter of 2005, these costs primarily related to the dismantling of the direct reduced iron plant located in Louisiana and preparing it for relocation to Trinidad, as well as for the modernization of rolling mill #2 at the bar mill in Darlington, South Carolina.

Gross margins were approximately 22% for the first quarter of 2006 compared with approximately 21% for the first quarter of 2005.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 15% from the first quarter of 2005 to the first quarter of 2006 primarily due to higher fuel costs. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, increased 14% from the first quarter of 2005 to the first quarter of 2006. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies.

Effective January 1, 2006, Nucor adopted SFAS No. 123(R), “Share-Based Payment,” which requires companies to recognize in the statement of earnings the grant-date fair value of stock awards issued to employees and directors. Nucor adopted SFAS No. 123(R) using the modified prospective method. In accordance with the modified prospective method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). For the quarter ended April 1, 2006, Nucor recorded $2.5 million for stock-based compensation expense related to stock option grants made in prior years. This amount is included in marketing, administrative and other expenses.

Nucor earned net interest income in the first quarter of 2006 compared with net interest expense in the first quarter of 2005 due to an increase in average cash equivalents and short-term investments and an increase in average interest rates on those investments, partially offset by an increase in the average interest rate on long-term debt.

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2006, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the first quarter of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters.

Nucor had an effective tax rate of 35.5% in the first quarter of 2006, compared with 35.6% in the first quarter of 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net earnings and earnings per share in the first quarter of 2006 increased 7% and 10%, respectively, to $379.2 million and $2.42 per diluted share, compared with $354.7 million and $2.20 per diluted share in 2005. Net earnings as a percentage of net sales were 10.7% in both the first quarter of 2006 and 2005. The 10% increase in earnings per share also reflects the effect of repurchasing approximately 5.7 million shares of Nucor’s common stock since the first quarter of 2005. Return on average stockholders’ equity was 34.4% and 38.9% in the first quarter of 2006 and 2005, respectively.

We expect that business conditions will remain strong through the second quarter of 2006. At this time, our sheet mill volume is completely booked through the second quarter, and more than 50% of our sheet mill volume for the third and fourth quarter is committed to annual contract customers. In addition, we expect that an additional 25% of our third and fourth quarter sheet mill volume will be committed as quarterly contracts. These contracts limit our exposure during the terms of those contracts to the volatility of prices in the spot market. Nucor continues to be well-positioned to benefit from improving non-residential construction markets, which generate demand for products manufactured by both segments of our business. In addition, Nucor continues to benefit from the breadth of our product diversity.

Liquidity and capital resources

The current ratio was 3.3 at the end of the first quarter of 2006 and 3.2 at year-end 2005. The percentage of long-term debt to total capital was 16% and 17% at the end of the first quarter of 2006 and at year-end 2005, respectively.

Capital expenditures decreased approximately 2% during the first quarter of 2006 compared with the first quarter of 2005. Capital expenditures are projected to be approximately $396.0 million for all of 2006.

In February 2006, Nucor’s Board of Directors increased the regular quarterly cash dividend on Nucor’s common stock from $0.15 per share to $0.20 per share. In addition to the $0.20 per share base dividend amount, the Board of Directors approved the payment of a supplemental dividend of $0.50 per share, for a total dividend of $0.70 per share, payable on May 11, 2006 to stockholders of record on March 31, 2006.

Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor has the financial ability to borrow significant additional funds to finance major acquisitions and still maintain reasonable leverage.

Nucor repurchased 100,000 shares of Nucor’s common stock at a cost of approximately $10.3 million under a publicly announced stock repurchase program during the first quarter of 2006 (none in the first quarter of 2005). Approximately 12.8 million shares remain authorized for repurchase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2005.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At April 1, 2006, accumulated other comprehensive income (loss) includes $21.1 million in unrealized net-of-tax gains for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our pre-tax natural gas hedge position by $15.0 million and $36.9 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be partially offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk from those included in Nucor’s annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended April 1, 2006 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2006 - January 28, 2006	—	$—	—	12,909
January 29, 2006 - February 25, 2006	—	—	—	12,909
February 26, 2006 - April 1, 2006	100	102.63	100	12,809

For the Quarter Ended April 1, 2006	100	$102.63	100	12,809

(1)	Includes commissions of $0.02 per share.
(2)	On September 5, 2000, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of the Company’s common stock. On September 8, 2004, the Board of Directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of October 15, 2004. At that time, the number of remaining shares authorized for repurchase increased from 4.2 million shares to 8.5 million shares. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. On December 6, 2005, the Board of Directors authorized the repurchase of up to an additional 10.0 million shares of its common stock, once the current repurchase authorization is completed. This repurchase authorization does not have a scheduled expiration date.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (1)

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: May 4, 2006

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 1, 2006

Exhibit No.	Description of Exhibit
10	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002