Form 10-Q
period 2006-07-01
NUCOR CORP
filed 2006-08-07
CIK 73309

Second

Quarter

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 1, 2006

Commission file number 1-4119

NUCOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1860817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1915 Rexford Road, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

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

308,319,090 shares of common stock were outstanding at July 1, 2006

Nucor Corporation

Form 10-Q

July 1, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$7,351,447	$6,467,624	$3,806,350	$3,145,003

Costs, expenses and other:
Cost of products sold	5,705,017	5,153,320	2,925,975	2,524,892
Marketing, administrative and other expenses	289,802	215,448	146,602	97,819
Interest (income) expense, net	(15,320)	6,474	(9,588)	2,341
Minority interests	88,932	51,680	48,606	20,515
Other income	—	(9,200)	—	—

	6,068,431	5,417,722	3,111,595	2,645,567

Earnings before income taxes	1,283,016	1,049,902	694,755	499,436
Provision for income taxes	451,072	372,529	241,972	176,729

Net earnings	$831,944	$677,373	$452,783	$322,707

Net earnings per share:
Basic	$2.68	$2.13	$1.46	$1.02

Diluted	$2.65	$2.11	$1.45	$1.01

Average shares outstanding:
Basic	310,435	317,751	310,243	316,000
Diluted	313,352	320,607	312,955	318,634

Dividends declared per share	$0.95	$0.40	$0.60	$0.20

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 1, 2006	Dec. 31, 2005
Assets

Current assets:
Cash and cash equivalents	$883,321	$980,150
Short-term investments	1,270,808	857,360
Accounts receivable, net	1,224,390	1,000,629
Inventories	1,050,485	945,054
Other current assets	268,451	288,360

Total current assets	4,697,455	4,071,553
Property, plant and equipment, net	2,825,107	2,855,717
Other assets	223,191	211,517

Total assets	$7,745,753	$7,138,787

Liabilities and stockholders’ equity

Current liabilities:
Long-term debt due within one year	$1,250	$1,250
Accounts payable	712,999	501,624
Salaries, wages and related accruals	325,925	368,568
Accrued expenses and other current liabilities	474,535	384,257

Total current liabilities	1,514,709	1,255,699

Long-term debt due after one year	922,300	922,300

Deferred credits and other liabilities	456,580	486,910

Minority interests	201,331	194,090

Stockholders’ equity:
Common stock	148,798	74,120
Additional paid-in capital	166,586	191,850
Retained earnings	5,246,265	4,709,111
Unearned compensation	—	(3,287)
Accumulated other comprehensive income, net of income taxes	18,370	46,600

	5,580,019	5,018,394

Treasury stock	(929,186)	(738,606)

Total stockholders’ equity	4,650,833	4,279,788

Total liabilities and stockholders’ equity	$7,745,753	$7,138,787

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 1, 2006	July 2, 2005
Operating activities:
Net earnings	$831,944	$677,373
Adjustments:
Depreciation	182,488	185,271
Deferred income taxes	(45,900)	(33,071)
Minority interests	88,919	51,669
Settlement of natural gas hedges	(3,868)	—
Changes in (exclusive of acquisitions):
Current assets	(267,462)	146,258
Current liabilities	147,752	(67,945)
Other	6,636	(10,163)

Cash provided by operating activities	940,509	949,392

Investing activities:
Capital expenditures	(137,316)	(147,098)
Investment in affiliates	(26,756)	(32,523)
Disposition of plant and equipment	1,674	611
Acquisitions (net of cash acquired)	(43,879)	(152,864)
Purchases of short-term investments	(594,633)	—
Proceeds from sales of short-term investments	181,185	—

Cash used in investing activities	(619,725)	(331,874)

Financing activities:
Issuance of common stock	44,240	26,400
Excess tax benefits from stock-based compensation	10,500	—
Distributions to minority interests	(81,678)	(29,772)
Cash dividends	(210,019)	(126,602)
Acquisition of treasury stock	(180,656)	(205,838)

Cash used in financing activities	(417,613)	(335,812)

Increase (decrease) in cash and cash equivalents	(96,829)	281,706
Cash and cash equivalents - beginning of year	980,150	779,049

Cash and cash equivalents - end of six months	$883,321	$1,060,755

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2005. Certain amounts for the prior year have been reclassified to conform to the 2006 presentation.

2.	STOCK SPLIT: In May 2006, Nucor’s Board of Directors approved a two-for-one split of Nucor’s common stock in the form of a stock dividend. As a result, stockholders of record received one additional share on May 31, 2006 for each share held on May 19, 2006. The par value of Nucor’s common stock remains $0.40 per share. All share and per share amounts have been restated to reflect the two-for-one stock split.

3.	FINANCIAL STATEMENT REVISION: Certain prior year amounts have been revised to present variable rate demand notes (“VRDN’s”) as short-term investments instead of cash equivalents. As a result, VRDN’s in the amount of $857.4 million at December 31, 2005, which had previously been included in cash and cash equivalents, are presented as short-term investments in the accompanying condensed consolidated balance sheet at December 31, 2005. There were no purchases or sales of these securities during the period ended July 2, 2005; therefore, no revision has been presented in the condensed consolidated statement of cash flows.

We previously classified VRDN’s as cash equivalents when the periods for interest rate resets were 90 days or less, based on our ability to either liquidate the VRDN’s or roll them over to the next reset period. We reevaluated the presentation of these short-term investments considering the original maturity dates associated with the underlying bonds. This revision had no impact on Nucor’s net earnings, changes in stockholders’ equity, or cash flows from operating activities and financing activities. The effects of this revision to our 2005 financial statements follow. We had no VRDN’s in 2004 and 2003.

	Year Ended December 31, 2005
	As Originally Reported	As Revised
Cash flow from investing activities:
Purchases of short-term investments	$—	$(919,950)
Proceeds from sales of short-term investments	—	62,590
Cash used in investing activities	(527,481)	(1,384,841)
Increase in cash and cash equivalents	1,058,461	201,101
Cash and cash equivalents at end of year	1,837,510	980,150
Short-term investments	—	857,360
Total current assets	4,071,553	4,071,553

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

4.	FOREIGN CURRENCY TRANSLATION: The functional currency for certain joint ventures is the local currency. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in operations in the period they occur.

5.	CASH AND CASH EQUIVALENTS: Cash equivalents are recorded at cost plus accrued interest, which approximates market, and have original maturities of three months or less at the date of purchase. Cash and cash equivalents are maintained primarily with a few high-credit quality financial institutions.

6.	SHORT-TERM INVESTMENTS: Short-term investments are recorded at cost plus accrued interest, which approximates market. Unrealized gains and losses on investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary.

As of July 1, 2006 and December 31, 2005, short-term investments consisted entirely of VRDN’s, which are variable rate bonds tied to short-term interest rates, but with maturities on the face of the securities that exceed 90 days. VRDN’s have interest rate resets every one, seven or 35 days. All of the VRDN’s in which Nucor invests are backed by a letter of credit issued by a high-credit quality financial institution. Nucor is able to receive the principal invested and interest accrued thereon no later than seven days after notifying the financial institution that Nucor has elected to do so. VRDN’s trade at par value; therefore, no realized or unrealized gains or losses were incurred. Aggregate contractual maturities of the Company’s short-term investments are $17.8 million in 2009, $55.0 million in 2015 and $1.20 billion in 2019 and thereafter.

7.	INVENTORIES: Inventories consist of approximately 53% raw materials and supplies and 47% finished and semi-finished products at July 1, 2006 (50% and 50%, respectively, at December 31, 2005). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 68% of total inventories as of July 1, 2006 and December 31, 2005. If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $406.4 million higher at July 1, 2006 ($381.9 million higher at December 31, 2005).

8.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $3.37 billion at July 1, 2006 ($3.20 billion at December 31, 2005).

9.	CURRENT LIABILITIES: Drafts payable, included in accounts payable in the balance sheet, was $126.1 million at July 1, 2006 ($76.3 million at December 31, 2005).

Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $185.7 million at July 1, 2006 ($100.9 million at December 31, 2005).

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

10.	STOCK-BASED COMPENSATION: Effective January 1, 2006, Nucor adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” applying the modified prospective approach. As a result, the Company has recognized the cost of stock-based compensation as an expense using fair value measurement methods.

Through 2005, Nucor accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense was recorded, other than for restricted stock grants, since the exercise prices of all stock options granted were equal to the market price of Nucor’s common stock on the grant date. The following presents pro forma net earnings and per share data as if a fair value based method had been used to account for stock-based compensation in 2005 (in thousands, except per share amounts):

	Six Months (26 Weeks) Ended July 2, 2005	Three Months (13 Weeks) Ended July 2, 2005
Net earnings - as reported	$677,373	$322,707
Add: Stock-based employee compensation expense included in reported net earnings, net of income taxes	3,067	(83)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(9,095)	(3,620)

Net earnings - pro forma	$671,345	$319,004

Net earnings per share - as reported:
Basic	$2.13	$1.02
Diluted	2.11	1.01
Net earnings per share - pro forma:
Basic	2.11	1.01
Diluted	2.09	1.00

STOCK OPTIONS: Nucor’s stock option plans provide that options to purchase common stock may be granted to key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. Outstanding options are exercisable six months after grant date and have a term of seven years. Nucor did not grant any options during the six months ended July 1, 2006 and does not expect to grant options to its employees, officers or non-employee directors in future periods. A summary of activity under Nucor’s stock option plans for the six months ended July 1, 2006 is as follows (in thousands, except year and per share amounts):

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	4,366	$19.93
Exercised	(1,387)	19.57		$36,586
Canceled	(2)	28.86

Outstanding at July 1, 2006	2,977	$20.09	4.7 years	$101,682

Options exercisable at July 1, 2006	2,977	$20.09	4.7 years	$101,682

Nucor uses the Black-Scholes option-pricing model to determine the fair value of all option grants. Assumptions used in the model for the prior year grants are described in Nucor’s Annual Report on Form 10-K. Expected volatilities are based on historical experience.

As a result of adopting SFAS No. 123(R) in the first quarter of 2006, compensation expense was recorded over the remaining vesting period for the unvested portion of previously issued awards that were outstanding at January 1, 2006. As of March 1, 2006, all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the second quarter of 2006 ($2.5 million was expensed in the six months ended July 1, 2006).

The amount of cash received from the exercise of stock options totaled $5.6 million and $27.2 million in the second quarter and first half of 2006, respectively.

RESTRICTED STOCK – AIP and LTIP: Nucor’s Senior Officers Annual Incentive Plan (the “AIP”) and Long-Term Incentive Plan (the “LTIP”) authorize the award of shares of common stock to officers subject to certain conditions and restrictions. The LTIP provides for the award of shares of restricted common stock at the end of each LTIP performance measurement period at no cost to officers if certain financial performance goals are met during the period. One-third of the LTIP restricted stock award vests upon each of the first three anniversaries of the award date or, if earlier, upon the officer’s attainment of age fifty-five while employed by Nucor. Although participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period.

The AIP provides for the payment of annual cash incentive awards. An AIP participant may elect, however, to defer payment of up to one-half of an annual incentive award. In such event, the deferred AIP award is converted into common stock units and credited with a deferral incentive, in the form of additional common stock units, equal to 25% of the number of common stock units attributable to the deferred AIP award. Common stock units attributable to deferred AIP awards are fully vested. Common stock units credited as a deferral incentive vest upon the AIP participant’s attainment of age fifty-five while employed by Nucor. Vested common stock units are paid to AIP participants in the form of shares of common stock following their termination of employment with Nucor.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first six months of 2006 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	408	$27.33
Granted	588	47.54
Vested	(360)	39.25
Canceled	—	—

Unvested at July 1, 2006	636	$39.26

Shares reserved for future grants	2,724

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $6.0 million and $1.4 million in the second quarter of 2006 and 2005, respectively, and was $11.8 million and $4.9 million in the first half of 2006 and 2005, respectively. At July 1, 2006, unrecognized compensation expense related to unvested restricted stock was $6.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.

RESTRICTED STOCK UNITS: In June 2006, Nucor granted restricted stock units (RSU’s) to key employees, officers and non-employee directors for the first time. The RSU’s typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSU’s awarded to senior officers vest upon the officer’s retirement. Retirement, for purposes of vesting in these units only, means termination of employment with approval of the Compensation and Executive Development Committee after satisfying age and years of service requirements. RSU’s granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the Board of Directors.

RSU’s granted to employees who are eligible for retirement on the date of grant or will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since the awards vest upon retirement from the Company. Compensation expense for RSU’s granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Cash dividend equivalents are paid to participants each quarter. Dividend equivalents paid on units expected to vest are recognized as a reduction in retained earnings.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The fair value of the RSU’s is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first six months of 2006 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	—	$—
Granted	769	52.64
Vested	(141)	52.64
Canceled	—	—

Unvested at July 1, 2006	628	$52.64

Shares reserved for future grants	18,301

As of July 1, 2006, there was $34.1 million of total unrecognized compensation cost related to nonvested RSU’s, which is expected to be recognized over a weighted-average period of 2.4 years.

11.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $23.3 million of accrued environmental costs at July 1, 2006 ($24.0 million at December 31, 2005), $19.3 million was classified in accrued expenses and other current liabilities ($20.0 million at December 31, 2005) and $4.0 million was classified in deferred credits and other liabilities ($4.0 million at December 31, 2005).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

12.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $70.2 million and $51.0 million in the second quarter of 2006 and 2005, respectively, and was $132.8 million and $108.4 million in the first half of 2006 and 2005, respectively.

13.	INTEREST (INCOME) EXPENSE: The components of net interest (income) expense are as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Interest expense	$19,930	$17,957	$10,204	$9,270
Interest income	(35,250)	(11,483)	(19,792)	(6,929)

Interest (income) expense, net	$(15,320)	$6,474	$(9,588)	$2,341

14.	OTHER INCOME: In the first quarter of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. Nucor has made claims for reimbursement of additional amounts. No amounts have been recorded for such reimbursements, if any, that may be received.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

15.	INCOME TAXES: In the second quarter of 2006, the Internal Revenue Service (“IRS”) concluded its audit of our 2002 tax returns. As a result of this audit, we recorded a net tax reserves reversal of $4.0 million. The IRS is currently examining Nucor’s 2003 and 2004 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit.

16.	COMPREHENSIVE INCOME: The components of comprehensive income are as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 1,2006	July 2, 2005	July 1, 2006	July 2, 2005
Net earnings	$831,944	$677,373	$452,783	$322,707
Net unrealized gain (loss) on hedging derivatives	(35,800)	21,877	(10,334)	3,500
Foreign currency translation	7,570	—	(518)	—

Total comprehensive income	$803,714	$699,250	$441,931	$326,207

Comprehensive income includes net unrealized cash flow hedging gains (losses) on derivatives and foreign currency translation adjustments, both of which are presented net of tax.

17.	SEGMENTS: Nucor reports its results in two segments, steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations/other. Corporate assets primarily include cash and cash-equivalents, short-term investments, deferred income tax assets and investments in affiliates. The company’s results by segment were as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales to external customers:
Steel mills	$6,537,494	$5,667,595	$3,388,068	$2,716,677
Steel products	813,953	800,029	418,282	428,326

	$7,351,447	$6,467,624	$3,806,350	$3,145,003

Intercompany sales:
Steel mills	$508,470	$428,887	$253,072	$223,423
Steel products	10,694	8,362	4,876	4,408
Corporate/eliminations/other	(519,164)	(437,249)	(257,948)	(227,831)

	$—	$—	$—	$—

Earnings before income taxes:
Steel mills	$1,568,351	$1,182,374	$836,913	$524,239
Steel products	89,470	92,371	47,702	45,756
Corporate/eliminations/other	(374,805)	(224,843)	(189,860)	(70,559)

	$1,283,016	$1,049,902	$694,755	$499,436

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	July 1, 2006	Dec. 31, 2005
Segment assets:
Steel mills	$4,848,606	$4,623,462
Steel products	595,152	519,562
Corporate/eliminations/other	2,301,995	1,995,763

	$7,745,753	$7,138,787

18.	INVESTMENTS AND ACQUISITIONS: In May 2006, Nucor’s wholly owned subsidiary, Nucor Steel Connecticut, Inc., purchased substantially all of the assets of Connecticut Steel Corporation for a cash purchase price of approximately $43.9 million. This facility produces wire rod, rebar, wire mesh and structural mesh.

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

Nucor owns a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc. As of June 1, 2006, Nucor held a note receivable from Harris Steel Inc. in the amount of $10.0 million. This note receivable bears interest, payable upon maturity, at a rate of LIBOR plus 100 basis points. The note was classified in Other Current Assets.

19.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Basic net earnings per share:
Basic net earnings	$831,944	$677,373	$452,783	$322,707

Average shares outstanding	310,435	317,751	310,243	316,000

Basic net earnings per share	$2.68	$2.13	$1.46	$1.02

Diluted net earnings per share:
Diluted net earnings	$831,944	$677,373	$452,783	$322,707

Diluted average shares outstanding:
Basic shares outstanding	310,435	317,751	310,243	316,000
Dilutive effect of stock options and other	2,917	2,856	2,712	2,634

	313,352	320,607	312,955	318,634

Diluted net earnings per share	$2.65	$2.11	$1.45	$1.01

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

20.	RECENT ACCOUNTING PRONOUNCEMENTS: In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting of uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting of Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of this Interpretation are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the financial statement impact of the adoption of FIN 48.

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

Operations

Net sales for the second quarter of 2006 increased 21% from the second quarter of 2005 due to a 15% increase in total tons shipped to outside customers and to a 5% increase in average sales price per ton from $621 in the second quarter of 2005 to $654 in the second quarter of 2006. Net sales for the first half of 2006 increased 14% from last year’s first half. Average sales price per ton was flat from $642 in the first half of 2005 to $643 in the first half of 2006, while total tons shipped to outside customers increased 14%. Average sales price per ton increased 4% from $631 in the first quarter of 2006 to $654 in the second quarter of 2006, while total tons shipped to outside customers increased 4%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the first half of 2006, Nucor established records in the steel mills segment for steel production, total steel shipments and steel sales to outside customers. Steel production was 11,519,000 tons in the first half of 2006, compared with 10,051,000 tons produced in the first half of 2005, an increase of 15%. Total steel shipments increased 14% to 11,616,000 tons in the first half of 2006, compared with 10,146,000 tons in last year’s first half. Steel sales to outside customers increased 14% to 10,713,000 tons in the first half of 2006, compared with 9,381,000 tons in last year’s first half. In the steel products segment, steel joist production during the first half was 281,000 tons, compared with 262,000 tons in the first half of 2005, an increase of 7%. Steel deck sales were 179,000 tons in the first half of 2006, compared with 181,000 tons in last year’s first half, a decrease of 1%. Cold finished steel sales increased 6% to 187,000 tons in the first half of 2006, compared with 176,000 tons in the first half of 2005. During the first half of 2006, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 92% and 79%, respectively.

The major component of cost of products sold is raw material costs. The average price of raw materials decreased approximately 1% from the second quarter of 2005 to the second quarter of 2006, and decreased approximately 7% from the first half of 2005 to the first half of 2006.

In the steel mills segment, the average prices of raw materials used decreased approximately 1% from the second quarter of 2005 to the second quarter of 2006, and decreased approximately 8% from the first half of 2005 to the first half of 2006. The average scrap and scrap substitute cost per ton used in our steel mills segment was $247 in the second quarter of 2006, flat compared with $246 in the second quarter of 2005, and increased 4% compared with $237 in the first quarter of 2006. The average scrap and scrap substitute cost per ton used in the first half of 2006 was $242, a decrease of 7% compared with $259 in the first half of 2005. Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $15.5 million in the second quarter of 2006, compared with a credit of $69.9 million in last year’s second quarter. In the first half of 2006, the LIFO charge was $24.5 million, compared with a credit of $96.0 million in the first half of 2005. The LIFO charges (credits) for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

In the steel products segment, the average prices of raw materials used decreased approximately 1% from the second quarter of 2005 to the second quarter of 2006, and decreased approximately 1% from the first half of 2005 to the first half of 2006.

Total energy costs decreased approximately $1 (2%) per ton from the second quarter of 2005 to the second quarter of 2006 and increased approximately $3 (9%) per ton from the first half of 2005 to the first half of 2006.

Pre-operating and start-up costs of new facilities increased to $9.0 million in the second quarter of 2006, compared with $2.2 million in the second quarter of 2005. For the first half of 2006, pre-operating and start-up costs increased to $15.1 million, compared with $5.6 million in the first half of 2005. In 2006, these costs primarily related to the HIsmelt project in Kwinana, Western Australia and the refurbishment of our direct reduced iron facility in Trinidad. In 2005, these costs primarily related to the dismantling of the direct reduced iron plant in Louisiana and its relocation to Trinidad, as well as for the modernization of rolling mill #2 at the bar mill in Darlington, South Carolina.

Gross margins were approximately 23% for the second quarter of 2006 and approximately 22% for the first half of 2006 compared with approximately 20% for the second quarter and first half of 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 10% from the second quarter of 2005 to the second quarter of 2006, and increased approximately 12% in the first half of 2006 compared with the first half of 2005 primarily due to higher fuel costs. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, increased approximately 67% from the second quarter of 2005 to the second quarter of 2006, and increased approximately 36% in the first half of 2006 compared with the first half of 2005. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies.

Nucor earned net interest income in the second quarter and first half of 2006 compared with net interest expense in the second quarter and first half of 2005 due to an increase in average cash equivalents and short-term investments and an increase in average interest rates on those investments, partially offset by an increase in the average interest rate on long-term debt.

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

Nucor had an effective tax rate of 34.8% in the second quarter of 2006, compared with 35.4% in the second quarter of 2005 and had an effective tax rate of 35.2% in the first half of 2006 compared with 35.5% in the first half of 2005. In the second quarter of 2006, the IRS concluded its audit of our 2002 tax returns. As a result of this audit, we recorded a net tax reserves reversal of $4.0 million. The IRS is currently examining Nucor’s 2003 and 2004 federal income tax returns. Management believes that Nucor has adequately provided for any adjustments that may arise from this audit.

Net earnings and earnings per share in the second quarter of 2006 increased 40% and 44%, respectively, to $452.8 million and $1.45 per diluted share, compared with $322.7 million and $1.01 per diluted share in the second quarter of 2005. Net earnings and earnings per share in the first half of 2006 increased 23% and 26%, respectively, to $831.9 million and $2.65 per diluted share, compared with $677.4 million and $2.11 per diluted share in the first half of 2005. Net earnings as a percentage of net sales were 12% and 10%, respectively, in the second quarter of 2006 and 2005 and were 11% and 10%, respectively, in the first half of 2006 and 2005. The increase in earnings per share also reflects the effect of Nucor’s repurchase of approximately 15.0 million shares of common stock since the first quarter of 2005. Return on average stockholders’ equity was approximately 37.4% and 37.0% in the first half of 2006 and 2005, respectively.

We expect the strong business conditions experienced in the second quarter to continue through the third quarter of 2006 and well into the fourth quarter. Current orders and backlogs are healthy across all product lines. At this time, our sheet mill volume is completely booked through the third quarter and more than 80% of our sheet mill volume for the fourth quarter is under contract. These contracts limit our exposure during the terms of those contracts to the volatility of prices in the spot market. In addition, Nucor continues to benefit from the breadth of our product diversity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and capital resources

The current ratio was 3.1 at the end of the first half of 2006 and 3.2 at year-end 2005. The percentage of long-term debt to total capital was 16% at the end of the first half of 2006 and 17% at year-end 2005.

Capital expenditures decreased approximately 7% from the first half of 2006 compared with the first half of 2005. Capital expenditures are projected to be approximately $400.0 million for all of 2006.

During the second quarter of 2006, Nucor’s wholly owned subsidiary, Nucor Steel Connecticut, Inc., purchased substantially all of the assets of Connecticut Steel Corporation for a cash purchase price of approximately $43.9 million. This acquisition was not material to the consolidated financial statements and did not result in material goodwill or other intangible assets.

In June 2006, Nucor’s Board of Directors declared the regular quarterly cash dividend on Nucor’s common stock of $0.10 per share. The Board of Directors also increased the supplemental cash dividend on Nucor’s common stock from $0.25 per share to $0.50 per share. The total dividend of $0.60 per share is payable on August 11, 2006 to stockholders of record on June 30, 2006.

Nucor repurchased approximately 3.6 million shares of Nucor’s common stock at a cost of approximately $186.4 million during the second quarter of 2006, and repurchased approximately 3.8 million shares at a cost of about $196.7 million during the first half of 2006. Nucor repurchased approximately 8.0 million shares at a cost of about $205.8 million in the second quarter and first half of 2005. Approximately 22.0 million shares remain authorized for repurchase under the Company’s stock repurchase program.

Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Three recently announced projects include a galvanizing facility at Nucor’s sheet mill in Decatur, Alabama at an estimated cost of $150.0 million, a fourth metal building systems facility in the western United States at an estimated cost of $27.0 million, and a steel mill in the southern United States to produce special bar quality products. Nucor has the financial ability to borrow significant additional funds to finance major acquisitions and still maintain reasonable leverage.

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

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirement and to obtain prices for our steel products that match market price movements in response to supply and demand. In the first quarter of 2004, Nucor initiated a raw material surcharge designed to pass through the historically high cost of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the time lag in passing through higher raw material costs so we can maintain our gross margins.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At July 1, 2006, accumulated other comprehensive income (loss) includes $10.8 million in unrealized net-of-tax income for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $14.7 million and $36.6 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended July 1, 2006 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2, 2006 - April 29, 2006	300	$55.37	300	25,316
April 30, 2006 - May 27, 2006	900	53.18	900	24,416
May 28, 2006 - July 1, 2006	2,398	50.86	2,398	22,018

For the Quarter Ended July 1, 2006	3,598	$51.82	3,598	22,018

(1)	Includes commissions of $0.02 per share.
(2)	On September 5, 2000, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of the Company’s common stock. On September 8, 2004, the Board of Directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of September 30, 2004. At that time, the number of remaining shares authorized for repurchase increased from 4.2 million shares to 8.5 million shares. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. On December 6, 2005, The Board of Directors authorized the repurchase of up to an additional 10.0 million shares of its common stock once the current repurchase authorization is completed. On May 11, 2006, the Board of Directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of May 19, 2006. At that time, the number of remaining shares authorized for repurchase increased from 12.5 million shares to 24.9 million shares.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 11, 2006, the following actions were taken:

Two directors were elected for terms of three years expiring in 2009: 135,335,609 shares were voted for Clayton C. Daley, Jr. (1,574,408 withheld), 134,852,632 shares were voted for Harvey B. Gantt (2,057,492 withheld). Peter C. Browning, Daniel R. DiMicco, Victoria F. Haynes, James D. Hlavacek and Raymond J. Milchovich continue to serve as directors of the Company.

The Audit Committee’s selection of PricewaterhouseCoopers LLP to serve as Nucor’s independent registered public accounting firm for the year ending December 31, 2006 was ratified by a vote of 133,577,659 for, 2,502,991 against and 829,417 abstaining.

An amendment to Nucor’s Restated Certificate of Incorporation increasing its authorized common stock from 400,000,000 shares to 800,000,000 shares was approved by a vote of 103,207,080 for, 32,826,253 against and 876,722 abstaining.

A stockholder proposal to modify the standard for electing Nucor’s directors was defeated by a vote of 51,663,359 for, 69,004,536 against and 1,970,371 abstaining.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3	Certificate of Amendment dated May 11, 2006 to Restated Certificate of Incorporation

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer and Executive Vice President

Dated: August 7, 2006

NUCOR CORPORATION

List of Exhibits to Form 10-Q – July 1, 2006

Exhibit No.	Description of Exhibit
3	Certificate of Amendment dated May 11, 2006 to Restated Certificate of Incorporation

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002