Form 10-Q
period 2006-09-30
NUCOR CORP
filed 2006-11-03
CIK 73309

Third Quarter 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

302,116,334 shares of common stock were outstanding at September 30, 2006.

Nucor Corporation

Form 10-Q

September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Net sales	$11,282,680	$9,493,535	$3,931,233	$3,025,911

Costs, expenses and other:
Cost of products sold	8,631,598	7,598,996	2,926,581	2,445,676
Marketing, administrative and other expenses	450,266	323,178	160,464	107,730
Interest (income) expense, net	(25,753)	7,396	(10,433)	922
Minority interests	148,036	76,595	59,104	24,915
Other income	—	(9,200)	—	—

	9,204,147	7,996,965	3,135,716	2,579,243

Earnings before income taxes	2,078,533	1,496,570	795,517	446,668
Provision for income taxes	729,011	527,320	277,939	154,791

Net earnings	$1,349,522	$969,250	$517,578	$291,877

Net earnings per share:
Basic	$4.37	$3.07	$1.70	$0.94
Diluted	$4.33	$3.04	$1.68	$0.93

Average shares outstanding:
Basic	308,569	315,730	304,835	311,665
Diluted	311,420	318,632	307,553	314,471

Dividends declared per share	$1.55	$0.60	$0.60	$0.20

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Sept. 30, 2006	Dec. 31, 2005
Assets
Current assets:
Cash and cash equivalents	$832,597	$980,150
Short-term investments	1,388,938	857,360
Accounts receivable, net	1,230,899	1,000,629
Inventories	1,154,243	945,054
Other current assets	225,343	288,360

Total current assets	4,832,020	4,071,553

Property, plant and equipment, net	2,835,690	2,855,717

Other assets	227,957	211,517

Total assets	$7,895,667	$7,138,787

Liabilities and stockholders’ equity

Current liabilities:
Long-term debt due within one year	$—	$1,250
Accounts payable	679,128	501,624
Federal income taxes payable	45,981	—
Salaries, wages and related accruals	437,116	368,568
Accrued expenses and other current liabilities	496,455	384,257

Total current liabilities	1,658,680	1,255,699

Long-term debt due after one year	922,300	922,300

Deferred credits and other liabilities	458,546	486,910

Minority interests	190,701	194,090

Stockholders’ equity:
Common stock	148,833	74,120
Additional paid-in capital	177,736	191,850
Retained earnings	5,581,878	4,709,111
Unearned compensation	—	(3,287)
Accumulated other comprehensive income, net of income taxes	4,321	46,600

	5,912,768	5,018,394
Treasury stock	(1,247,328)	(738,606)

Total stockholders’ equity	4,665,440	4,279,788

Total liabilities and stockholders’ equity	$7,895,667	$7,138,787

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Sept. 30, 2006	Oct. 1, 2005
Operating activities:
Net earnings	$1,349,522	$969,250
Adjustments:
Depreciation	273,678	281,499
Deferred income taxes	(44,200)	(44,910)
Minority interests	148,022	76,583
Settlement of natural gas hedges	(3,668)	—
Changes in (exclusive of acquisitions):
Accounts receivable	(214,474)	(36,696)
Inventories	(181,482)	331,773
Accounts payable	157,668	89,111
Federal income taxes	106,955	(63,310)
Salaries, wages and related accruals	67,481	13,990
Other	30,920	110,037

Cash provided by operating activities	1,690,422	1,727,327

Investing activities:
Capital expenditures	(240,175)	(222,629)
Investment in affiliates	(34,241)	(37,450)
Disposition of plant and equipment	1,978	709
Acquisitions (net of cash acquired)	(43,879)	(154,864)
Purchases of short-term investments	(803,253)	(112,590)
Proceeds from sales of short-term investments	271,675	—

Cash used in investing activities	(847,895)	(526,824)

Financing activities:
Repayment of long-term debt	(1,250)	—
Issuance of common stock	46,373	29,768
Excess tax benefits from stock-based compensation	12,200	—
Distributions to minority interests	(151,411)	(80,639)
Cash dividends	(395,793)	(188,875)
Acquisition of treasury stock	(500,199)	(245,158)

Cash used in financing activities	(990,080)	(484,904)

Increase (decrease) in cash and cash equivalents	(147,553)	715,599

Cash and cash equivalents - beginning of year	980,150	779,049

Cash and cash equivalents - end of nine months	$832,597	$1,494,648

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2005. Certain amounts for the prior year have been reclassified to conform to the 2006 presentation.

2.	STOCK SPLIT: In May 2006, Nucor’s Board of Directors approved a two-for-one split of Nucor’s common stock in the form of a stock dividend. As a result, stockholders of record received one additional share on May 31, 2006 for each share held on May 19, 2006. The par value of Nucor’s common stock remains $0.40 per share. All share and per share amounts have been restated to reflect the two-for-one stock split.

3.	FINANCIAL STATEMENT REVISION: Certain prior year amounts have been revised to present variable rate demand notes (“VRDN’s”) as short-term investments instead of cash equivalents. As a result, VRDN’s in the amount of $857.4 million at December 31, 2005, which had previously been included in cash and cash equivalents, are presented as short-term investments in the accompanying condensed consolidated balance sheet at December 31, 2005. Nucor purchased $112.6 million of these securities during the nine months ended October 1, 2005; therefore, the condensed consolidated statement of cash flows has been revised. There were no sales of these securities during the nine months ended October 1, 2005.

We previously classified VRDN’s as cash equivalents when the periods for interest rate resets were 90 days or less, based on our ability to either liquidate the VRDN’s or roll them over to the next reset period. We reevaluated the presentation of these short-term investments considering the original maturity dates associated with the underlying bonds. This revision had no impact on Nucor’s net earnings, changes in stockholders’ equity, or cash flows from operating activities and financing activities. The effects of this revision to our 2005 financial statements follow (in thousands). We had no VRDN’s in 2004 and 2003.

	Year Ended December 31, 2005
	As Originally Reported	As Revised
Cash flow from investing activities:
Purchases of short-term investments	$—	$(919,950)
Proceeds from sales of short-term investments	—	62,590
Cash used in investing activities	(527,481)	(1,384,841)
Increase in cash and cash equivalents	1,058,461	201,101
Cash and cash equivalents at end of year	1,837,510	980,150
Short-term investments	—	857,360
Total current assets	4,071,553	4,071,553

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	Nine Months (39 Weeks) Ended October 1, 2005
	As Originally Reported	As Revised
Cash flow from investing activities:
Purchases of short-term investments	$—	$(112,590)
Proceeds from sales of short- term investments	—	—
Cash used in investing activities	(414,234)	(526,824)
Increase in cash and cash equivalents	828,189	715,599
Cash and cash equivalents at end of nine months	1,607,238	1,494,648
Short-term investments	—	112,590
Total current assets	3,805,010	3,805,010

4.	FOREIGN CURRENCY TRANSLATION: The functional currency for certain joint ventures is the local currency. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in operations in the period they occur.

5.	CASH AND CASH EQUIVALENTS: Cash equivalents are recorded at cost plus accrued interest, which approximates market, and have original maturities of three months or less at the date of purchase. Cash and cash equivalents are maintained primarily with a few high-credit quality financial institutions.

6.	SHORT-TERM INVESTMENTS: Short-term investments are recorded at cost plus accrued interest, which approximates market. Unrealized gains and losses on investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary.

As of September 30, 2006 and December 31, 2005, short-term investments consisted entirely of VRDN’s, which are variable rate bonds tied to short-term interest rates, but with stated maturities on the face of the bonds that exceed 90 days. All of the VRDN’s in which Nucor invests are secured by a direct-pay letter of credit issued by a high-credit quality financial institution. Nucor is able to receive the principal invested and interest accrued thereon no later than seven days after notifying the financial institution that Nucor has elected to tender the VRDN’s. VRDN’s trade at par value; therefore, no realized or unrealized gains or losses were incurred. Aggregate contractual maturities of the Company’s short-term investments are $17.8 million in 2009, $102.7 million in 2015 and $1.27 billion in 2019 and thereafter.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

7.	INVENTORIES: Inventories consist of approximately 51% raw materials and supplies and 49% finished and semi-finished products at September 30, 2006 (50% and 50% respectively, at December 31, 2005). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 69% of total inventories as of September 30, 2006 (68% of total inventories as of December 31, 2005). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $426.9 million higher at September 30, 2006 ($381.9 million higher at December 31, 2005).

8.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $3.46 billion at September 30, 2006 ($3.20 billion at December 31, 2005).

9.	CURRENT LIABILITIES: Drafts payable, included in accounts payable in the balance sheet, was $131.6 million at September 30, 2006 ($76.3 million at December 31, 2005).

Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $181.9 million at September 30, 2006 ($100.9 million at December 31, 2005).

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

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	Nine Months (39 Weeks) Ended Oct. 1, 2005	Three Months (13 Weeks) Ended Oct. 1, 2005
Net earnings - as reported	$969,250	$291,877
Add: Stock-based employee compensation expense included in reported net earnings, net of income taxes	7,979	4,912
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(17,752)	(8,657)

Net earnings - pro forma	$959,477	$288,132

Net earnings per share - as reported:
Basic	$3.07	$0.94
Diluted	3.04	0.93
Net earnings per share - pro forma:
Basic	3.04	0.92
Diluted	3.01	0.92

STOCK OPTIONS: Nucor’s stock option plans provide that options to purchase common stock may be granted to key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. Outstanding options are exercisable six months after grant date and have a term of seven years. Nucor did not grant any options during the nine months ended September 30, 2006 and does not expect to grant options to its employees, officers or non-employee directors in future periods. A summary of activity under Nucor’s stock option plans for the nine months ended September 30, 2006 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaing Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	4,366	$19.93
Exercised	(1,476)	19.54		$39,405
Canceled	(2)	28.86

Outstanding at September 30, 2006	2,888	$20.12	4.4 years	$84,826

Options exercisable at September 30, 2006	2,888	$20.12	4.4 years	$84,826

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Nucor uses the Black-Scholes option-pricing model to determine the fair value of all option grants. Assumptions used in the model for the prior year grants are described in Nucor’s Annual Report on Form 10-K. Expected volatilities are based on historical experience.

As a result of adopting SFAS No. 123(R) in the first quarter of 2006, compensation expense was recorded over the remaining vesting period for the unvested portion of previously issued awards that were outstanding at January 1, 2006. As of March 1, 2006, all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the third quarter of 2006 ($2.5 million was expensed in the nine months ended September 30, 2006).

The amount of cash received from the exercise of stock options totaled $28.8 million and $1.6 million in the first nine months and third quarter of 2006, respectively.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first nine months of 2006 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	408	$27.33
Granted	588	47.54
Vested	(382)	39.29
Canceled	—	—

Unvested at September 30, 2006	614	$39.23

Shares reserved for future grants	2,724

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $16.0 million and $10.6 million in the first nine months of 2006 and 2005, respectively, and was $4.2 million and $5.7 million in the third quarter of 2006 and 2005, respectively. At September 30, 2006, unrecognized compensation expense related to unvested restricted stock was $5.7 million, which is expected to be recognized over a weighted-average period of 1.9 years.

RESTRICTED STOCK UNITS: In June 2006, Nucor granted restricted stock units (“RSU’s”) to key employees, officers and non-employee directors for the first time. The RSU’s typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSU’s awarded to senior officers vest upon the officer’s retirement. Retirement, for purposes of vesting in these units only, means termination of employment with approval of the Compensation and Executive Development Committee after satisfying age and years of service requirements. RSU’s granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the Board of Directors.

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

The fair value of the RSU’s is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first nine months of 2006 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	—	$—
Granted	769	52.64
Vested	(141)	52.64
Canceled	(4)	52.64

Unvested at September 30, 2006	624	$52.64

Shares reserved for future grants	18,306

Compensation expense for RSU’s was $11.7 million in the first nine months of 2006 and $6.5 million in the third quarter of 2006 (none in 2005). As of September 30, 2006, there was $27.5 million of total unrecognized compensation cost related to nonvested RSU’s, which is expected to be recognized over a weighted-average period of 2.2 years.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

11.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $22.7 million of accrued environmental costs at September 30, 2006 ($24.0 million at December 31, 2005), $19.4 million was classified in accrued expenses and other current liabilities ($20.0 million at December 31, 2005) and $3.3 million was classified in deferred credits and other liabilities ($4.0 million at December 31, 2005).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

12.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $213.0 million and $153.8 million in the first nine months of 2006 and 2005, respectively, and was $80.2 million and $45.3 million in the third quarter of 2006 and 2005, respectively.

13.	INTEREST (INCOME) EXPENSE: The components of net interest (income) expense are as follows (in thousands):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Interest expense	$30,096	$27,033	$10,166	$9,076
Interest income	(55,849)	(19,637)	(20,599)	(8,154)

Interest (income) expense, net	$(25,753)	$7,396	$(10,433)	$922

14.	OTHER INCOME: In the first quarter of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. Nucor has made claims for reimbursement of additional amounts. No amounts have been recorded for such reimbursements, if any, that may be received.

15.	INCOME TAXES: In the second quarter of 2006, the Internal Revenue Service (“IRS”) concluded its audit of our 2002 tax returns. As a result of this audit, Nucor recorded a net tax reserves reversal of $4.0 million. The IRS is currently examining Nucor’s 2003 and 2004 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit.

16.	COMPREHENSIVE INCOME: The components of comprehensive income are as follows (in thousands):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Net earnings	$1,349,522	$969,250	$517,578	$291,877
Net unrealized gain (loss) on hedging derivatives	(51,500)	72,277	(15,700)	50,400
Foreign currency translation	9,221	—	1,651	—

Total comprehensive income	$1,307,243	$1,041,527	$503,529	$342,277

Comprehensive income includes net unrealized cash flow hedging gains (losses) on derivatives and foreign currency translation adjustments, both of which are presented net of tax.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

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

Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations/other. Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income tax assets and investments in affiliates. The company’s results by segment were as follows (in thousands):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Net sales to external customers:
Steel mills	$10,006,937	$8,273,537	$3,469,443	$2,605,942
Steel products	1,275,743	1,219,998	461,790	419,969

	$11,282,680	$9,493,535	$3,931,233	$3,025,911

Intercompany sales:
Steel mills	$781,303	$657,216	$272,833	$228,329
Steel products	16,358	26,094	5,664	17,732
Corporate/eliminations/other	(797,661)	(683,310)	(278,497)	(246,061)

	$—	$—	$—	$—

Earnings before income taxes:
Steel mills	$2,473,946	$1,671,266	$905,595	$488,892
Steel products	142,473	136,584	53,003	44,213
Corporate/eliminations/other	(537,886)	(311,280)	(163,081)	(86,437)

	$2,078,533	$1,496,570	$795,517	$446,668

	Sept. 30, 2006	Dec. 31, 2005
Segment assets:
Steel mills	$4,845,653	$4,623,462
Steel products	623,619	519,562
Corporate/eliminations/other	2,426,395	1,995,763

	$7,895,667	$7,138,787

18.	INVESTMENTS AND ACQUISITIONS: In May 2006, Nucor’s wholly owned subsidiary, Nucor Steel Connecticut, Inc., purchased substantially all of the assets of Connecticut Steel Corporation for a cash purchase price of approximately $43.9 million. This facility produces wire rod, rebar, wire mesh and structural mesh.

In June 2005, Nucor’s wholly owned subsidiary, Nucor Steel Marion, Inc., purchased substantially all of the assets of Marion Steel Company for a cash purchase price of approximately $108.7 million. This facility produces angles, flats, rebar, rounds and signposts.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

In February 2005, Nucor purchased the assets of Fort Howard Steel, Inc.’s operations in Oak Creek, Wisconsin, for a cash purchase price of approximately $44.1 million. This facility produces cold finish bar product.

Nucor owns a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc. As of September 30, 2006, Nucor held a note receivable from Harris Steel Inc. in the amount of $10.0 million. This note receivable bears interest, payable upon maturity, at a rate of LIBOR plus 100 basis points. The note was classified in Other Current Assets.

19.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Basic net earnings per share:
Basic net earnings	$1,349,522	$969,250	$517,578	$291,877

Average shares outstanding	308,569	315,730	304,835	311,665

Basic net earnings per share	$4.37	$3.07	$1.70	$0.94

Diluted net earnings per share:
Diluted net earnings	$1,349,522	$969,250	$517,578	$291,877

Diluted average shares outstanding:
Basic shares outstanding	308,569	315,730	304,835	311,665
Dilutive effect of stock options and other	2,851	2,902	2,718	2,806

	311,420	318,632	307,553	314,471

Diluted net earnings per share	$4.33	$3.04	$1.68	$0.93

20.	SUBSEQUENT EVENT: On November 1, 2006, Nucor’s wholly owned subsidiary, Verco Decking, Inc., purchased substantially all the assets of Verco Manufacturing Company (“Verco”) for a cash purchase price of approximately $180 million. Verco produces steel floor and roof decking in three locations in the western United States.

21.	RECENT ACCOUNTING PRONOUNCEMENTS: In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting of uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting of Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of this Interpretation are effective for Nucor beginning on January 1, 2007. Management is currently evaluating the financial statement impact of the adoption of FIN 48.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, of this statement.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which is effective for Nucor beginning on January 1, 2007. This position statement eliminates Nucor’s current policy, which is the accrue-in-advance method of accounting for planned major maintenance activities. In accordance with this position statement, Nucor will elect to use either the direct expensing method or the deferral method of accounting for planned maintenance activities. Management is currently evaluating the financial statement impact of the adoption of this statement.

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

Operations

Net sales for the first nine months of 2006 increased 19% to $11.28 billion, compared with $9.49 billion in last year’s first nine months. Average sales price per ton increased 7% from $617 in the first nine months of 2005 to $662 in the first nine months of 2006, while total tons shipped to outside customers increased 11% from the first nine months of 2005. Net sales for the third quarter of 2006 increased 30% to $3.93 billion, compared with $3.03 billion in the third quarter of 2005. The increase was due to a 23% increase in average sales price per ton from $571 in the third quarter of 2005 to $702 in the third quarter of 2006, accompanied by a 6% increase in total tons shipped to outside customers. Average sales price per ton increased 7% from the second quarter of 2006 to the third quarter of 2006, while total tons shipped to outside customers decreased 4%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the first nine months of 2006, Nucor established records in the steel mills segment for steel production, total steel shipments and steel sales to outside customers. Steel production was 17,318,000 tons in the first nine months of 2006, compared with 15,136,000 tons produced in the first nine months of 2005, an increase of 14%. Total steel shipments increased 11% to 17,286,000 tons in the first nine months of 2006, compared with 15,504,000 tons in last year’s first nine months. Steel sales to outside customers increased 11% to 15,936,000 tons in the first nine months of 2006, compared with 14,295,000 tons in last year’s first nine months. In the steel products segment, steel joist production during the first nine months was 433,000 tons, compared with 413,000 tons in the first nine months of 2005, an increase of 5%. Steel deck sales decreased to 284,000 tons in the first nine months of 2006, compared with 285,000 tons in last year’s first nine months. Cold finished steel sales remained flat at 261,000 tons in the first nine months of 2006 when compared with the first nine months of 2005. During the first nine months of 2006, the average estimated utilization rates of all operating facilities in the steel mills and steel products segments were approximately 92% and 80%, respectively.

The major component of cost of products sold is raw material costs. The average price of raw materials decreased approximately 1% from the first nine months of 2005 to the first nine months of 2006, and increased approximately 15% from the third quarter of 2005 to the third quarter of 2006.

In the steel mills segment, the average prices of raw materials used decreased approximately 1% from the first nine months of 2005, and increased approximately 17% from the third quarter of 2005. The average scrap and scrap substitute cost per ton used in our steel mills segment was $247 in the first nine months of 2006, an increase of 1% from $245 in the first nine months of 2005, and was $257 in the third quarter of 2006, an increase of 18% from $217 in the third quarter of 2005. Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $45.0 million in the first nine months of 2006, compared with a credit of $148.0 million in the first nine months of 2005. In the third quarter of 2006, the LIFO charge was $20.5 million, compared with a credit of $52.0 million in last year’s third quarter. The LIFO charges (credits) for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

The average prices of raw materials used in the steel products segment remained flat from the first nine months and third quarter of 2005.

Total energy costs increased approximately $1 per ton from the first nine months of 2005 to the first nine months of 2006 and decreased approximately $4 per ton from the third quarter of 2005 to the third quarter of 2006.

For the first nine months of 2006, pre-operating and start-up costs increased to $30.0 million, compared with $6.9 million in the first nine months of 2005. Pre-operating and start-up costs of new facilities increased to $14.9 million in the third quarter of 2006, compared with $1.3 million in the third quarter of 2005. In 2006, these costs primarily related to the HIsmelt project in Kwinana, Western Australia and the refurbishment of our direct reduced iron facility in Trinidad. In 2005, these costs primarily related to the dismantling of the direct reduced iron plant located in Louisiana and its relocation to Trinidad, as well as for the modernization of rolling mill #2 at the bar mill in Darlington, South Carolina.

Gross margins were approximately 23% and 26% for the first nine months and third quarter of 2006, respectively, compared with approximately 20% and 19% for the first nine months and the third quarter of 2005, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 8% from the first nine months of 2005 to the first nine months of 2006 and approximately 3% from the third quarter of 2005 to the third quarter of 2006 primarily due to higher fuel costs. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, increased approximately 44% in the first nine months of 2006 compared with the first nine months of 2005, and increased approximately 59% from the third quarter of 2005 to the third quarter of 2006. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies.

Nucor earned net interest income in the first nine months and third quarter of 2006 compared with net interest expense in the first nine months and third quarter of 2005 due to an increase in average cash equivalents and short-term investments and an increase in average interest rates on those investments, partially offset by an increase in the average interest rate on long-term debt.

Minority interests represent the income attributable to the minority partners of Nucor’s less than 100% owned joint venture, Nucor-Yamato Steel Company. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2005 and 2006, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

In the first nine months of 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters (none in 2006).

Nucor had an effective tax rate of 35.1% in the first nine months of 2006 compared with 35.2% in the first nine months of 2005 and had an effective tax rate of 34.9% in the third quarter of 2006, compared with 34.7% in the third quarter of 2005. In the second quarter of 2006, the IRS concluded its audit of our 2002 tax returns. As a result of this audit, we recorded a net tax reserves reversal of $4.0 million. The IRS is currently examining Nucor’s 2003 and 2004 federal income tax returns. Management believes that Nucor has adequately provided for any adjustments that may arise from this audit.

Net earnings and earnings per share in the first nine months of 2006 increased 39% and 42%, respectively, to $1.35 billion and $4.33 per diluted share, compared with $969.3 million and $3.04 per diluted share in the first nine months of 2005. Net earnings and earnings per share in the third quarter of 2006 increased 77% and 81%, respectively, to $517.6 million and $1.68 per diluted share, compared with $291.9 million and $0.93 per diluted share in the third quarter 2005. Net earnings as a percentage of net sales were 12% and 10%, respectively, in the first nine months of 2006 and 2005, and were 13% and 10%, respectively, in the third quarter of 2006 and 2005. The increase in earnings per share also reflects the effect of repurchasing approximately 21.3 million shares of Nucor’s common stock since the first quarter of 2005. Return on average stockholders’ equity was approximately 40.3% and 34.2% in the first nine months of 2006 and 2005, respectively.

We expect that earnings in the fourth quarter of 2006 will be strong; however, they will be impacted by lower shipments resulting from seasonality and the current inventory destocking by our service center customers. These high inventories are due in part to the unexpected continued high levels of imports in the third quarter. Margins are expected to be strong in the fourth quarter. Margins will be affected by lower spot market prices for sheet and bars, but they will benefit from anticipated lower scrap costs. More than 80% of our sheet mill volume for the fourth quarter is committed to contract customers. These contracts limit our exposure during the terms of the contracts to the volatility of prices in the spot market. In addition, Nucor continues to benefit from the breadth of our product diversity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and capital resources

The current ratio was 2.9 at the end of the first nine months of 2006 and 3.2 at year-end 2005. The percentage of long-term debt to total capital was 16% at the end of the first nine months of 2006 and 17% at year-end 2005.

Short-term investments as of September 30, 2006 totaled $1.39 billion and as of December 31, 2005 totaled $857.4 million. Short-term investments for both periods consisted solely of VRDN’s, which are variable rate bonds tied to short-term interest rates but with stated maturities on the face of the bonds that exceed 90 days. All VRDN’s in which Nucor invests are secured by direct-pay letters of credit issued by high-credit quality banks. This bank credit enhancement provides a high degree of security and liquidity to the VRDN’s. Nucor is able to receive a cash payment in the amount of its principal invested and interest accrued on any VRDN no later than seven days after notifying the bank that it has elected to tender such bond.

Capital expenditures increased approximately 8% in the first nine months of 2006 compared with the first nine months of 2005. Capital expenditures are projected to be approximately $340.0 million for all of 2006.

During the second quarter of 2006, Nucor’s wholly owned subsidiary, Nucor Steel Connecticut, Inc., purchased substantially all the assets of Connecticut Steel Corporation for a cash purchase price of approximately $43.9 million. The acquisition was not material to the consolidated financial statements and did not result in material goodwill or other intangible assets.

In September 2006, Nucor’s Board of Directors declared a supplemental dividend of $0.50 per share in addition to the $0.10 per share base dividend. The total dividend of $0.60 per share is payable on November 10, 2006 to stockholders of record on September 29, 2006.

Nucor repurchased approximately 10.1 million shares of its common stock at a cost of approximately $515.0 million during the first nine months of 2006, and repurchased approximately 6.3 million shares at a cost of about $318.3 million during the third quarter of 2006. Nucor repurchased approximately 9.4 million shares at a cost of about $245.2 million during the first nine months of 2005, and repurchased approximately 1.4 million shares at a cost of about $39.3 million during the third quarter of 2005. Approximately 15.7 million shares remain authorized for repurchase under the current program. Since the first quarter of 2005, Nucor has repurchased approximately 21.3 million shares of common stock.

Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Three projects announced this year include a galvanizing facility at Nucor’s sheet mill in Decatur, Alabama at an estimated cost of $150.0 million, a fourth metal building systems facility in Brigham City, Utah at an estimated cost of $27.0 million, and a special bar quality products steel mill in Memphis, Tennessee at an estimated cost of $230.0 million. In addition, on November 1, 2006, Nucor’s wholly owned subsidiary, Verco Decking, Inc., purchased substantially all of the assets of Verco for a cash purchase price of approximately $180.0 million. Nucor has the financial ability to borrow significant additional funds to finance major acquisitions and still maintain reasonable leverage.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management believes that Nucor’s exposure to interest rate market risk has not significantly changed since December 31, 2005.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At September 30, 2006, accumulated other comprehensive income (loss) includes $4.9 million in unrealized net-of-tax losses for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $16.1 million and $40.3 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended September 30, 2006 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2, 2006 - July 29, 2006	1,900	$52.03	1,900	20,118
July 30, 2006 - August 26, 2006	2,000	51.33	2,000	18,118
August 27, 2006 - September 30, 2006	2,400	48.65	2,400	15,718

For the Quarter Ended September 30, 2006	6,300	$50.52	6,300	15,718

(1)	Includes commissions of $0.02 per share.
(2)	On September 5, 2000, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of the Company’s common stock. On September 8, 2004, the Board of Directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of September 30, 2004. At that time, the number of remaining shares authorized for repurchase increased from 4.2 million shares to 8.5 million shares. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. On December 6, 2005, The Board of Directors authorized the repurchase of up to an additional 10.0 million shares of its common stock once the current repurchase authorization is completed. On May 11, 2006, the Board of Directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of a 2-for-1 stock split on the record date of May 19, 2006. At that time, the number of remaining shares authorized for repurchase increased from 12.5 million shares to 24.9 million shares.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer and Executive Vice President

Dated: November 3, 2006

NUCOR CORPORATION

List of Exhibits to Form 10-Q – September 30, 2006

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