Form 10-K/A
period 2005-12-31
NUCOR CORP
filed 2006-11-20
CIK 73309

2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

310,822,860 shares of common stock were outstanding at February 28, 2006.

Documents incorporated by reference include: Portions of 2005 Annual Report (Parts I, II and IV), and Notice of 2006 Annual Meeting of Stockholders and Proxy Statement (Part III).

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 10-K”) to restate our consolidated financial statements and related disclosures to present variable rate demand notes (“VRDN’s”) as short-term investments instead of cash equivalents as discussed in Note 2 to the consolidated financial statements.

Classification of VRDN’s

We previously classified VRDN’s as cash equivalents when the periods for interest rate resets were 90 days or less, based on our ability to either liquidate the VRDN’s or roll them over to the next reset period. We reevaluated the presentation of these short-term investments considering the original maturity dates associated with the underlying bonds. As a result, VRDN’s in the amount of $857.4 million at December 31, 2005, which had previously been included in cash and cash equivalents, are now presented as short-term investments in the consolidated balance sheet. We did not invest in VRDN’s prior to the third quarter of 2005.

We classified VRDN’s as short-term investments in our consolidated balance sheets at the end of the first, second and third fiscal quarters of the current fiscal year that were included in our Quarterly Reports on Form 10-Q for those interim periods. We also revised prior year amounts in the December 31, 2005 balance sheet presented in our Quarterly Reports on Form 10-Q to present VRDN’s as short-term investments and included a table in the notes of our interim period financial statements showing the effects of the reclassification of prior year amounts on our financial statements for the fiscal year ended December 31, 2005.

This restatement had no impact on Nucor’s net earnings, total current assets, changes in stockholders’ equity, or cash flows from operating activities and financing activities. Additional information regarding the effect of the restatement to reflect this revision is included in Notes 2 and 3 of our restated consolidated financial statements included in this amendment.

Adjustments to reflect the stock split

In May 2006, the Board of Directors approved a two-for-one stock split of common stock. As a result, stockholders of record received one additional share on May 31, 2006 for each share held as of the record date of May 19, 2006. The post-split par value of a share of Nucor’s common stock remains $0.40 per share. In this amendment, we have adjusted all share and per share amounts in our restated prior period consolidated financial statements and related disclosures to reflect the stock split.

Amended Items of Form 10-K

We are amending the following items of our 2005 10-K:

•	Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 8 - Financial Statements and Supplementary Data

•	Part II - Item 9A - Controls and Procedures

•	Part IV - Item 15 - Exhibits and Financial Statement Schedules

All information not affected by restatement or stock split is unchanged

We have not changed any information included in our 2005 10-K that is not affected by the restatement or the adjustment for the stock split. Accordingly, the information included in our 2005 10-K and included in this amendment that is not affected by these items describes conditions as they existed and were presented in our 2005 10-K at the time we filed that report with the Securities and Exchange Commission on March 7, 2006. We have not taken into account any other events occurring after the original filing of our 2005 10-K that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to our 2005 10-K, to reflect any other subsequent events. Accordingly, you should, in conjunction with reading this amendment to our 2005 10-K, also read our quarterly reports on Form 10-Q and all other filings we have made with the Securities and Exchange Commission since March 7, 2006.

Nucor Corporation

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nucor’s common stock is traded on the New York Stock Exchange. The ticker symbol for Nucor is “NUE.” As of January 31, 2006, Nucor had approximately 120,000 stockholders. All share and per share amounts have been adjusted to reflect the two-for-one stock split effective May 31, 2006. The table below sets forth, for the periods indicated, the high and low sales prices per share of the common stock and the dividends paid per share on the common stock during such periods.

Stock Price and Dividends Paid

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Stock price:
High	$32.77	$29.68	$30.70	$35.11
Low	23.53	22.78	23.15	25.92
Dividends paid	0.065	0.20	0.20	0.20

2004
Stock price:
High	$16.65	$19.49	$23.29	$27.74
Low	13.04	14.09	18.14	18.76
Dividends paid	0.05	0.053	0.053	0.065

Nucor has increased its cash dividend every year since it began paying dividends in 1973. In 2005, in addition to raising the base dividend, the board of directors implemented a supplemental dividend based on Nucor’s strong performance in 2004. Nucor paid dividends of $0.67 per share in 2005 compared with $0.22 per share in 2004. In February 2006, the board of directors announced an increase in the quarterly base dividend to $0.10 per share and in the supplemental dividend to $0.25 per share, resulting in an annualized dividend of $1.40 per share. The payment of any future supplemental dividends will depend upon many factors, including Nucor’s earnings, cash flows and financial position.

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2005 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2, 2005 - October 29, 2005	1,634	$27.17	1,634	5,874
October 30, 2005 - November 26, 2005	56	29.99	56	5,818
November 27, 2005 - December 31, 2005	—	—	—	25,818

For the Quarter Ended December 31, 2005	1,690	$27.26	1,690	25,818

(1)	Includes commissions of $0.01 per share.

(2)	On September 5, 2000, the board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to 20.0 million shares of the Company’s common stock. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. On December 6, 2005, the board of directors authorized the repurchase of up to an additional 20.0 million shares of its common stock, once the current repurchase authorization is completed. This repurchase authorization does not have a scheduled expiration date.

Item 6.	Selected Financial Data

Six-Year Financial Review

	(dollar amounts in thousands, except per share data)
	2005	2004	2003	2002	2001	2000
FOR THE YEAR
Net sales	$12,700,999	$11,376,828	$6,265,823	$4,801,777	$4,333,707	$4,756,521
Costs, expenses and other:
Cost of products sold	10,085,396	9,128,872	5,996,547	4,332,277	3,914,278	3,929,182
Marketing, administrative and other expenses	493,560	415,030	165,369	175,589	150,666	183,175
Interest expense (income), net	4,201	22,352	24,627	14,286	6,525	(816)
Minority interests	110,674	80,894	23,950	79,472	103,069	151,462
Other income	(9,200)	(1,596)	(11,547)	(29,900)	(20,200)	—

	10,684,631	9,645,552	6,198,946	4,571,724	4,154,338	4,263,003
Earnings before income taxes	2,016,368	1,731,276	66,877	230,053	179,369	493,518
Provision for income taxes	706,084	609,791	4,096	67,973	66,408	182,610

Net earnings	1,310,284	1,121,485	62,781	162,080	112,961	310,908
Net earnings per share:
Basic(1)	4.17	3.54	0.20	0.52	0.37	0.95
Diluted(1)	4.13	3.51	0.20	0.52	0.37	0.95
Dividends declared per share(1)	0.93	0.24	0.20	0.19	0.17	0.15
Percentage of net earnings to net sales	10.3%	9.9%	1.0%	3.4%	2.6%	6.5%
Return on average equity	33.9%	38.7%	2.7%	7.2%	5.2%	14.2%
Capital expenditures	331,466	285,925	215,408	243,598	261,146	415,405
Depreciation	375,054	383,305	364,112	307,101	289,063	259,365
Sales per employee	1,159	1,107	637	528	531	619
AT YEAR END
Current assets	$4,071,553	$3,174,948	$1,620,560	$1,415,362	$1,373,666	$1,379,529
Current liabilities	1,255,699	1,065,790	629,595	591,536	484,159	558,068

Working capital	2,815,854	2,109,158	990,965	823,826	889,507	821,461
Cash provided by operating activities	2,136,615	1,024,756	493,801	497,220	495,115	820,755
Current ratio	3.2	3.0	2.6	2.4	2.8	2.5
Property, plant and equipment	2,855,717	2,818,307	2,817,135	2,932,058	2,365,655	2,329,421
Total assets	7,138,787	6,133,207	4,492,353	4,381,001	3,759,348	3,710,868
Long-term debt	923,550	923,550	903,550	894,550	460,450	460,450
Percentage of debt to capital	17.1%	20.3%	26.4%	26.0%	15.6%	15.9%
Stockholders’ equity	4,279,788	3,455,985	2,342,077	2,322,990	2,201,461	2,130,952
Per share(1)	13.80	10.83	7.45	7.43	7.07	6.87
Shares outstanding(1)	310,220	319,024	314,361	312,720	311,258	310,332
Stockholders	120,000	82,000	61,000	64,000	47,000	51,000
Employees	11,300	10,600	9,900	9,800	8,400	7,900

(1)	Per share amounts and shares outstanding have been adjusted to reflect the two-for-one stock split effective May 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Nucor is a domestic manufacturer of steel and steel products whose customers are located primarily in the United States. Additionally, Nucor is the nation’s largest recycler. Nucor reports its results in two segments, steel mills and steel products.

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

During the last five years, Nucor’s sales have increased 167% from $4.76 billion in 2000 to $12.70 billion in 2005. Average sales price per ton has increased 46% from $425 in 2000 to $621 in 2005. Total tons sold to external customers have increased 83% from 11,189,000 tons in 2000 to 20,465,000 tons in 2005. This growth has been generated through acquisitions, optimizing existing operations and developing traditional greenfield projects using new technologies. Nucor achieved record sales and net earnings in 2005 due to historically high selling prices, margins and shipments, which were aided by our product line diversity.

In addition to Nucor’s traditional strategy of growing by developing greenfield projects and continually improving existing operations, Nucor’s focus over the past several years has included growing profitably through acquisitions. In the steel mills segment, the capacity of our bar mills has more than doubled over the past five years, increasing from 3,000,000 tons in 2000 to 7,700,000 tons in 2005. This growth was driven by the acquisition of the assets of Auburn Steel in 2001, the assets of Birmingham Steel’s four bar mills in late 2002, and the assets of Marion Steel in 2005. These acquisitions were complemented by ongoing productivity gains obtained at existing bar mills.

The capacity of our sheet mills has increased more than 80% from 5,900,000 tons in 2000 to 10,800,000 tons in 2005 due to the acquisition and start-up in late 2002 of our sheet mill in Decatur, Alabama, as well as by continued productivity advances at our three other sheet mills. The sheet mills are well positioned to advance our strategic plan for greater participation in higher value-added sheet markets.

In 2000, Nucor’s plate mill in Hertford County, North Carolina, was in the early stages of start-up and produced 20,000 tons. With the successful start-up of the North Carolina facility and the acquisition of the assets of the Corus Tuscaloosa plate mill in 2004, Nucor’s plate capacity is now approximately 2,800,000 tons, allowing us to continue to benefit from the current robust plate market conditions.

Nucor has also increased its participation in downstream steel products via acquisitions and joint ventures. With the acquisition of Fort Howard Steel’s operations in Oak Creek, Wisconsin, in 2005, Nucor became the largest U.S. producer of cold finished bars.

Nucor established rebar fabrication joint ventures in 2004 and 2005, forming partnerships to grow in the reinforcing steel construction markets with two leaders in the rebar fabrication industry – Harris Steel Group, Inc. and Ambassador Steel Corporation. In 2004, we formed a joint venture with Harris Steel Group to serve the western and northeastern U.S. rebar fabrication markets. This joint venture continues to grow and to generate strong returns. In 2005, we entered into a rebar fabrication joint venture with Ambassador Steel that will allow us to expand Nucor’s rebar fabrication presence into the central and southern regions of the country. This venture, Nufab Rebar, completed its first acquisition last May, purchasing a rebar fabricator serving Louisiana, Mississippi and the Florida panhandle region.

Over the past five years, we have strengthened Nucor’s position as North America’s most diversified steel producer.

RESTATEMENT

As described in Note 2 to the consolidated financial statements, certain amounts have been restated to present variable rate demand notes (“VRDN’s”) as short-term investments instead of cash equivalents. We previously classified VRDN’s as cash equivalents when the periods for interest rate resets were 90 days or less, based on our ability to either liquidate the VRDN’s or roll them over to the next reset period. We reevaluated the presentation of these short-term investments considering the original maturity dates associated with the underlying bonds. This restatement had no impact on Nucor’s net earnings, total current assets, changes in stockholders’ equity, or cash flows from operating activities and financing activities. Information presented for 2005 in the accompanying Liquidity and Capital Resources section of Management’s Discussion and Analysis reflects such restatement. We did not invest in VRDN’s prior to the third quarter of 2005.

In May 2006, the board of directors approved a two-for-one stock split with a record date of May 19, 2006 and an effective date of May 31, 2006. All share and per share amounts have been retroactively adjusted to reflect the two-for-one stock split.

COMPARISON OF 2005 TO 2004

NET SALES

Net sales for 2005 increased 12% to $12.70 billion, compared with $11.38 billion in 2004. The average sales price per ton increased 4% from $595 in 2004 to $621 in 2005, while total shipments to outside customers increased 7%. In the steel mills segment, net sales to external customers increased 9% from $10.11 billion in 2004 to $11.06 billion in 2005. Approximately 75% of the sales increase was due to higher sales volume resulting from stronger business conditions for bar, plate and structural products, as well as acquisitions made in 2004 and 2005. The remaining 25% of the increase in sales was due to higher average selling prices. Net sales to external customers in the steel products segment increased 29% from $1.27 billion in 2004 to $1.64 billion in 2005. Approximately 60% of the increase was due to higher average selling prices and approximately 40% of the increase was due to increased volume, reflecting a stronger non-residential construction market.

Nucor established new annual tonnage records in the steel mills segment for total steel shipments and steel shipments to outside customers in 2005. Total steel shipments, including those to the steel products segment, increased 6% to 20,669,000 tons in 2005, compared with 19,464,000 tons in the previous year. Steel sales to outside customers increased 7% to 19,020,000 tons in 2005, compared with 17,787,000 tons in 2004. In the steel products segment, production and shipment volumes increased over the prior year across all major product lines. Steel joist production for 2005 was 554,000 tons, compared with 522,000 tons in the previous year. Steel deck sales were a record 380,000 tons in 2005, compared with 364,000 tons in 2004. Cold finished steel sales were a record 342,000 tons in 2005, compared with 271,000 tons in the previous year aided by the successful integration of the Fort Howard Steel acquisition.

COST OF PRODUCTS SOLD

The major component of cost of products sold is raw material costs. The average volume of raw materials used increased approximately 5% from 2004 to 2005, consisting of an increase of 4% in the steel mills segment and an increase of 14% in the steel products segment. The average price of raw materials increased approximately 5% from 2004 to 2005. The average price of raw materials in the steel mills segment and the steel products segment increased 3% and 25%, respectively, from 2004 to 2005. The average scrap and scrap substitute cost per ton used in our steel mills segment was $244 in 2005, an increase of 3% from $238 in 2004. By the fourth quarter of 2005, the average scrap and scrap substitute cost per ton used had decreased to $240 compared with the quarterly high of $278 in the fourth quarter of 2004. The average scrap cost per ton purchased decreased $40 (14%) from December 2004 to December 2005.

Primarily as a result of the decreases in the cost of scrap and scrap substitutes during the year, Nucor incurred a credit to value inventories using the last-in, first-out (“LIFO”) method of accounting of $151.6 million in 2005, compared with a charge of $375.9 million in 2004 when scrap prices were increasing.

Another significant component of cost of products sold for the steel mills segment is energy costs, since steel mills are large consumers of electricity and natural gas. Total energy costs increased approximately $7 per ton from 2004 to 2005 as natural gas prices increased approximately 31% and electricity prices increased approximately 19%. Due to the efficiency of Nucor’s steel mills, however, energy costs remained less than 10% of the sales dollar in 2005 and 2004. We expect that our total energy costs will remain high in 2006. Nucor is hedging a portion of its exposure to the variability of future cash flows for forecasted natural gas purchases over various time periods not exceeding two years. In 2005, the settlement of these hedging transactions reduced cost of products sold by approximately $12.4 million. In addition to these hedges, Nucor has entered into natural gas purchase contracts that commit Nucor to purchase $17.6 million, $22.7 million and $21.5 million of natural gas for production in 2006, 2007 and 2008, respectively, and $562.3 million between 2009 and 2028. These natural gas purchase contracts will primarily supply our direct reduced iron (“DRI”) facility in Trinidad.

In December 2000, Nucor entered into a consent decree with the United States Environmental Protection Agency (“USEPA”) and certain states in order to resolve alleged environmental violations. Under the terms of this decree, Nucor is conducting testing at some of its facilities, performing corrective action where necessary and piloting certain pollution control technologies.

Nucor revises estimates for environmental reserves as additional information becomes available and projects are completed. In 2005, Nucor made approximately $12.2 million in cash payments for remedial efforts and reduced reserves by approximately $9.4 million ($0.4 million and $10.0 million, respectively, in 2004). The most significant components of the decreases of reserves in 2005 are related to successful implementation of alternate environmental technologies that achieve full compliance with the agreement between Nucor and the USEPA through minor operational changes. The most significant components of the decreases in 2004 related to an agreement with the USEPA that certain technologies identified in the consent decree are not feasible and a favorable court ruling that implicated additional potentially responsible parties for the cleanup of an off-site waste-recycling facility.

GROSS MARGIN

Gross margins increased slightly from 20% in 2004 to 21% in 2005. In addition to the events and trends discussed above, gross margins are affected by pre-operating and start-up costs. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up. Pre-operating and start-up costs of new facilities decreased to $14.4 million in 2005, compared with $28.8 million in 2004. In 2005, these costs primarily related to the relocation of our DRI facility to Trinidad and its refurbishment and to our Hlsmelt project in Australia. In 2004, these costs primarily related to the continuing start-up of the Castrip facility at our sheet mill in Crawfordsville, Indiana. Late in 2004, the Castrip process achieved commercial viability; therefore, the costs associated with this facility have not been included in start-up costs in 2005.

MARKETING, ADMINISTRATIVE AND OTHER EXPENSES

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased 12% from 2004 to 2005 primarily due to higher fuel costs. Profit sharing costs, which are based upon and fluctuate with pre-tax earnings, increased approximately 6% from 2004 to 2005. In 2005, profit sharing costs included $206.0 million for contributions to a Profit Sharing and Retirement Savings Plan for qualified employees, compared with $172.3 million in 2004. In both 2004 and 2005, all employees except for senior officers received a special cash bonus of $2,000 in addition to their regular profit-sharing payments. These extraordinary bonuses were paid to employees for the achievement of record earnings during the year, resulting in additional profit sharing costs of approximately $22.6 million in 2005 and $21.0 million in 2004. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies.

INTEREST EXPENSE

Net interest expense is detailed below (in thousands):

Year Ended December 31,	2005	2004
Interest expense	$36,571	$29,335
Interest income	(32,370)	(6,983)

Interest expense, net	$4,201	$22,352

Gross interest expense increased approximately 25% primarily due to increased average interest rates, accompanied by an increase in average long-term debt. Gross interest income increased more than fourfold due to increases in average short-term investments and to a lesser extent due to increases in average interest rates.

MINORITY INTERESTS

Minority interests represent the income attributable to the minority partners of Nucor’s joint venture, Nucor-Yamato Steel Company. Income attributable to minority interests increased from $80.9 million in 2004 to $110.7 million in 2005. Cash distributions to minority interests increased from $84.9 million in 2004 to $89.9 million in 2005. Under the partnership agreement, the minimum amount of cash to be distributed each year to the partners of Nucor-Yamato Steel Company is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In some years, such as 2004, the amount of cash distributed to minority interests exceeds amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners is less than the cumulative net earnings of the partnership.

OTHER INCOME

In 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. Nucor has made claims for reimbursement of additional amounts. No amounts have been recorded for such reimbursements, if any, that may be received. In 2004, Nucor sold equipment resulting in pre-tax gains of $1.6 million.

PROVISION FOR INCOME TAXES

Nucor had an effective tax rate of 35.02% in 2005 compared with 35.22% in 2004. In both 2005 and 2004, Nucor recorded refundable state income tax credits of $10.4 million. The Internal Revenue Service is currently examining Nucor’s 2002 and 2003 federal income tax returns. Management believes that it has adequately provided for any adjustments that may arise from this audit.

NET EARNINGS AND RETURN ON EQUITY

Net earnings and earnings per share for 2005 increased 17% and 18%, respectively, to a record $1.31 billion and $4.13 per diluted share, compared with $1.12 billion and $3.51 per diluted share in 2004. Net earnings as a percentage of net sales were 10.3% in 2005 compared with 9.9% in 2004. The 18% increase in earnings per share also reflects the effect of repurchasing approximately 11.1 million shares of outstanding common stock during 2005. Return on average stockholders’ equity was 33.9% and 38.7% in 2005 and 2004, respectively.

COMPARISON OF 2004 TO 2003

NET SALES

Net sales for 2004 increased 82% to $11.38 billion, compared with $6.27 billion in 2003. The average sales price per ton increased 66% from $359 in 2003 to $595 in 2004, while total shipments to outside customers increased 9%. In the steel mills segment, net sales to external customers increased 86% from $5.45 billion in 2003 to $10.11 billion in 2004. Approximately 85% of the increase was due to higher average selling prices resulting from increased demand for our products, which affected base prices, and the implementation of a raw materials surcharge to address historically high scrap costs. The remaining 15% of the sales increase was due to higher sales volume resulting from increased demand and the additional production capacity obtained from the acquisition of assets from Corus Tuscaloosa and Worthington in the second half of 2004 and the ramp-up of production at Nucor Steel Decatur, LLC throughout the year. Net sales to external customers in the steel products segment were $819.7 million in 2003, compared with $1.27 billion in 2004, an increase of 55%. Approximately 75% of the increase was due to higher average selling prices, and approximately 25% of the increase was due to increased volume, reflecting an improved non-residential construction market.

Total steel shipments, including those to the steel products segment, increased 10% to 19,464,000 tons in 2004, compared with 17,656,000 tons in the previous year. Steel sales to outside customers increased 9% to 17,787,000 tons in 2004, compared with 16,263,000 tons in 2003. In the steel products segment, production and shipment volumes increased in 2004 over 2003 across all major product lines. Steel joist production for 2004 was 522,000 tons, compared with 503,000 tons in the previous year. Steel deck sales were 364,000 tons, compared with 353,000 tons in 2003. Cold finished steel sales were 271,000 tons in 2004, compared with 237,000 tons in the previous year.

COST OF PRODUCTS SOLD

The average volume of raw materials used increased 12% from 2003 to 2004, consisting of an increase of 12% in the steel mills segment and an increase of 14% in the steel products segment. The average price of raw materials increased 67% from 2003 to 2004. The average price of raw materials in the steel mills segment and the steel products segment increased 71% and 24%, respectively, from 2003 to 2004. The average scrap and scrap substitute cost per ton used in our steel mills segment was $238 in 2004, an increase of 74% from $137 in 2003.

As a result of the increases in the cost of scrap and scrap substitutes, Nucor incurred a charge to value inventories using the LIFO method of accounting of $375.9 million in 2004, compared with a charge of $115.0 million in 2003.

Total energy costs per ton were flat from 2003 to 2004 as higher natural gas prices of approximately 8% were offset by increased production efficiency at our steel mills. These energy costs were less than 10% of the sales dollar in 2004 and 2003.

Nucor made approximately $19.0 million in cash payments for environmental remedial efforts during 2003 and reduced reserves by approximately $8.3 million. In 2004, Nucor made approximately $0.4 million in cash payments for remedial efforts and reduced reserves by approximately $10.0 million. The most significant components of the decreases of reserves in 2003 and 2004 related to an agreement with the USEPA that certain technologies identified in the consent decree are not feasible and a favorable court ruling that implicated additional potentially responsible parties for the cleanup of an off-site waste-recycling facility.

GROSS MARGIN

Gross margins increased from 4% in 2003 to 20% in 2004. In addition to the events and trends discussed above, gross margins improved due to the turnaround achieved at our sheet mill in Decatur, Alabama, and the plate mill in Hertford County, North Carolina, and to the acquisitions we made in the third quarter of 2004. Pre-operating and start-up costs of new facilities decreased to $28.8 million in 2004, compared with $117.5 million in 2003. In 2004, these costs primarily related to the continuing start-up of the Castrip facility at our sheet mill in Crawfordsville, Indiana. In 2003, these costs primarily related to the start-up of the sheet mill in Decatur, Alabama, and the Castrip facility.

MARKETING, ADMINISTRATIVE AND OTHER EXPENSES

Unit freight costs increased 2% from 2003 to 2004. Profit sharing costs, which are based upon and fluctuate with pre-tax earnings, increased fifteen-fold from 2003 to 2004. In 2004, profit sharing costs included $172.3 million for contributions to a Profit Sharing and Retirement Savings Plan for qualified employees, compared with $8.9 million in 2003. Profit sharing costs in 2004 included an additional $21.0 million in extraordinary bonuses paid to employees for the achievement of record earnings during the year. All employees except for senior officers received two special cash bonuses of $1,000 each in July and November in addition to their regular profit-sharing payments.

INTEREST EXPENSE

Net interest expense is detailed below (in thousands):

Year Ended December 31,	2004	2003
Interest expense	$29,335	$27,152
Interest income	(6,983)	(2,525)

Interest expense, net	$22,352	$24,627

Interest expense, net of interest income, decreased from 2003 to 2004 primarily due to an increase in average short-term investments, partially offset by an increase in average long-term debt.

MINORITY INTERESTS

Income attributable to minority interests increased from $23.9 million in 2003 to $80.9 million in 2004. Cash distributions to minority interests increased from $63.3 million in 2003 to $84.9 million in 2004.

OTHER INCOME

In 2004 and 2003, Nucor sold equipment resulting in pre-tax gains of $1.6 million and $4.4 million, respectively. In 2003, Nucor received $7.1 million, related to graphite electrodes anti-trust settlements. Producers of graphite electrodes, which are used by Nucor to deliver energy in electric arc furnaces, have entered into several settlement agreements with their customers as the result of a price fixing investigation by the Department of Justice that became public in 1997. No settlements have been received since 2003, and we do not expect to receive any further graphite electrodes settlements.

PROVISION FOR INCOME TAXES

Nucor had an effective tax rate of 35.22% in 2004 compared with 6.12% in 2003. The higher tax rate in 2004 is primarily due to the effect of increased pre-tax earnings, partially offset by the resolution of certain tax issues in the second half of 2004. In 2004 and 2003, Nucor recorded refundable state income tax credits of $10.4 million and $10.5 million, respectively.

NET EARNINGS AND RETURN ON EQUITY

Net earnings and earnings per share for 2004 increased approximately eighteen-fold to $1.12 billion and $3.51 per diluted share, respectively, compared with $62.8 million and $0.20 per diluted share in 2003. Net earnings as a percentage of net sales were 9.9% in 2004 compared with 1.0% in 2003. Return on average equity was 38.7% and 2.7% in 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities provide us with a significant source of liquidity. When needed, we also have external short-term financing sources available including the issuance of commercial paper and borrowings under our bank credit facilities. We also issue long-term debt from time to time. We have earned long-term debt ratings of A+ by Standard and Poor’s and Al by Moody’s Investors Services, the highest ratings of any metals and mining company in North America. We believe our strong financial position and our industry-high credit rating provide us with flexibility and significant capacity to obtain additional capital on a cost-effective basis.

We anticipate that cash flows from operations and our existing borrowing capacity will be sufficient to fund expected normal operating costs, working capital, dividends and capital expenditures for our existing facilities. Any future significant acquisitions could require additional financing from external sources.

During 2005, cash and cash equivalents increased 26% from $779.0 million to $980.2 million. In addition, short-term investments as of December 31, 2005 totaled $857.4 million (none as of December 31, 2004). Short-term investments consisted solely of variable rate demand notes (“VRDN’s”), which are variable rate bonds tied to short-term interest rates but with stated maturities on the face of the bonds that exceed 90 days. All VRDN’s in which Nucor invests are secured by direct-pay letters of credit issued by high-credit quality banks. This bank credit enhancement provides a high degree of security and liquidity to the VRDN’s. Nucor is able to receive a cash payment in the amount of its principal invested and interest accrued on any VRDN no later than seven days after notifying the bank that it has elected to tender such bond.

Working capital increased 34% from $2.11 billion at December 31, 2004 to $2.82 billion at December 31, 2005, and the current ratio increased from 3.0 to 3.2. Approximately $144.1 million and $71.1 million of the cash and cash equivalents position at December 31, 2005 and December 31, 2004, respectively, was held by our 51%-owned joint venture, Nucor-Yamato Steel Company. We have a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities. Nucor uses derivative financial instruments from time-to-time primarily to manage the exposure to price risk related to natural gas purchases used in the production process and to manage exposure to changes in interest rates on outstanding debt instruments.

December 31,	2005 As Restated (Note 2)	(in thousands) 2004
Cash and cash equivalents	$980,150	$779,049
Short-term investments	857,360	—
Cash and cash equivalents held by Nucor-Yamato	144,079	71,081
Working capital	2,815,854	2,109,158
Current ratio	3.2	3.0

OPERATING ACTIVITIES

Nucor generated cash provided by operating activities of a record $2.14 billion in 2005 compared with $1.02 billion in 2004, an increase of 108%. This increase was the result of the 17% increase in net earnings and the increase in changes in operating assets and liabilities (exclusive of acquisitions) that provided cash of $357.6 million in 2005 compared with using cash of $580.8 million in

2004. Accounts receivable increased $19.4 million in 2005 versus an increase of $354.9 million in 2004. Net sales in the fourth quarter of 2004 were significantly higher than in the fourth quarter of the previous year, resulting in more accounts receivable at year-end. In 2004, inventories increased to a record high level due to increased quantities and increased purchase costs. Inventories decreased in 2005 due to reduced inventory levels accompanied by purchase costs declining from the record highs experienced in the fourth quarter of 2004.

INVESTING ACTIVITIES

Our business is capital intensive; therefore, a significant portion of cash used in investing activities represents capital expenditures for new facilities, the expansion and upgrading of existing facilities and the acquisition of the assets of other companies. Cash used in investing activities increased to $1.4 billion in 2005 compared with $534.9 million in 2004. Nucor invested $331.5 million in new facilities (exclusive of acquisitions) and expansion or upgrading of existing facilities in 2005 compared with $285.9 million in 2004. Also in 2005, Nucor had net purchases of short-term investments totaling $857.4 million. These short-term investments consisted solely of VRDN’s, which are secured by direct-pay letters of credit from high-credit quality financial institutions, have a high degree of security and are very liquid.

Existing cash and short-term investments funded the acquisitions of the assets of Fort Howard Steel and Marion Steel in 2005 and of Corus Tuscaloosa and Worthington in 2004. Nucor expects to continue to pursue profitable growth through acquisitions.

FINANCING ACTIVITIES

Cash used in financing activities increased to $550.7 million in 2005 compared with $61.1 million in 2004. In 2005, Nucor increased its base dividend and paid a quarterly supplemental dividend, resulting in dividend payments tripling from $69.7 million in 2004 to $209.8 million in 2005. In 2004, Nucor issued $20.0 million aggregate principal amount of variable rate industrial revenue bonds due 2020.

During 2005, the board of directors reactivated the previously approved stock repurchase program, and Nucor repurchased approximately 11.1 million shares of common stock at a cost of approximately $291.2 million. In December 2005, the board approved the repurchase of up to an additional 20.0 million shares. A total of approximately 25.8 million shares remains authorized for repurchase. There were no repurchases during 2004.

The percentage of long-term debt to total capital (long-term debt plus minority interests plus stockholders’ equity) was 17% and 20% at year-end 2005 and 2004, respectively.

In 2005, Nucor entered into a new five-year unsecured revolving credit facility maturing in June 2010 that provides for up to $700.0 million in revolving loans. Up to the equivalent of $600.0 million of the new credit facility will be available for foreign currency loans, and up to $450.0 million is available for the issuance of letters of credit. The new credit facility may be increased by up to $300.0 million at the election of the Company in accordance with the terms set forth in the credit agreement. No borrowings were outstanding under the credit facility as of December 31, 2005. In connection with the new credit facility, in 2005 Nucor terminated (a) a $125.0 million 364-day revolver maturing in September 2005, and (b) a $300.0 million multi-currency revolver maturing October 2007. At the date of termination, there were no borrowings under either terminated credit facility.

MARKET RISK

All of Nucor’s industrial revenue bonds have variable interest rates that are adjusted weekly or annually. These industrial revenue bonds represent 43% of Nucor’s long-term debt outstanding at December 31, 2005. The remaining 57% of Nucor’s long-term debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. From time to time, Nucor makes use of interest rate swaps to manage interest rate risk. As of December 31, 2005, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

Nucor also uses derivative financial instruments from time to time primarily to manage its exposure to price risk related to natural gas purchases used in the production process. Nucor, generally, does not enter into derivative instruments for any purpose other than hedging the cash flows associated with specific volumes of commodities that will be purchased and consumed in future periods and hedging the exposures related to changes in the fair value of outstanding fixed rate debt instruments. Nucor recognizes all derivative instruments in the consolidated balance sheets at fair value.

Nucor has ventures in Brazil and Australia that are in the early stages of operations and owns the DRI facility in Trinidad that is currently under construction. Accordingly, Nucor is exposed to the effects of currency fluctuations in those countries. Nucor presently does not hedge its exposure to foreign currency risk.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations and other commercial commitments as of December 31, 2005 for the periods presented (in thousands).

	Payments Due By Period
Contractual Obligations	Total	2006	2007 -2008	2009 -2010	2011 and thereafter
Long-term debt	$923,550	$1,250	$—	$180,400	$741,900
Estimated interest on long-term debt(1)	514,778	42,048	84,051	62,776	325,903
Operating leases	13,402	3,041	1,976	660	7,725
Raw material purchase commitments(2)	2,724,388	769,146	561,575	603,921	789,746
Utility purchase commitments(2)	928,999	170,972	148,710	73,625	535,692
Other unconditional purchase obligations(3)	142,842	140,601	2,241	—	—
Other long-term obligations(4)	118,233	7,247	6,309	1,947	102,730

Total contractual obligations	$5,366,192	$1,134,305	$804,862	$923,329	$2,503,696

(1)	Interest is estimated using applicable rates at December 31, 2005 for Nucor’s outstanding fixed and variable rate debt.

(2)	Nucor enters into contracts for the purchase of scrap and scrap substitutes, iron-ore, electricity, natural gas and other raw materials and related services, a significant portion of which pertain to our DRI facility in Trinidad. These contracts include multi-year commitments and minimum annual purchase requirements and are valued at prices in effect on December 31, 2005 or according to the contract terms. These contracts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such commitments will adversely affect our liquidity position.

(3)	Purchase obligations include commitments for capital expenditures on operating machinery and equipment.

(4)	Other long-term obligations include amounts associated with Nucor’s early retiree medical benefits and management compensation.

DIVIDENDS

Nucor has increased its cash dividend every year since it began paying dividends in 1973. In 2005, in addition to raising the base dividend, the board of directors implemented a supplemental dividend based on Nucor’s strong performance in 2004.

Nucor paid dividends of $0.67 per share in 2005 compared with $0.22 per share in 2004. In February 2006, the board of directors announced an increase in the base dividend to $0.10 per share and in the supplemental dividend to $0.25 per share, resulting in an annualized dividend rate of $1.40 per share. The supplemental dividend of $0.25 per share represents a portion of a total supplemental dividend estimated to be $1.00 per share to be paid over the next four quarterly dividend payments. The payment of any future supplemental dividends will depend upon many factors, including Nucor’s earnings, cash flows and financial position.

OUTLOOK

Our objective is to maintain a strong balance sheet while pursuing profitable growth. We expect to obtain additional capacity through expansions at our existing steel mills, greenfield construction utilizing advantageous new technologies and future acquisitions. Capital expenditures are currently projected to be approximately $400.0 million in 2006, an increase of 21% over 2005. This expected increase in capital expenditures is primarily due to the cost of construction and refurbishment of the DRI plant that we have relocated to Trinidad. Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations. Nucor believes that it has the financial ability to borrow significant additional funds and still maintain reasonable leverage in order to finance major acquisitions.

In the steel mills segment, total steel production is anticipated to increase over the next several years from the record 20,332,000 tons produced in 2005. Our current estimated annual capacity is approximately 25,000,000 tons, and additional capacity may be obtained through upgrading existing facilities as well as through acquisitions. We expect that demand in non-residential construction will continue to strengthen throughout 2006 and that Nucor will continue to benefit from product line diversification. Although scrap prices remain at high levels, higher average selling prices, achieved through increased demand and the raw material surcharge, will continue to provide appropriate margins for our products. This surcharge will continue to ensure that we will be able to purchase the scrap needed to fill our customers’ needs.

Nucor continues to build market leadership positions in attractive downstream steel products businesses. We anticipate that the continued improvement in non-residential building will increase sales and the volume supplied by Vulcraft and Nucor Building Systems in 2006. Cold Finish sales will increase as additional capacity from our recent acquisition expands our presence in the midwest market and as our product line expands to include larger sizes and more leaded bars.

We recognize that uncertainty in external factors such as raw materials costs, growth rate of the economy, the level of imports and consolidation in the industry will have a significant impact on our results. In 2006, we will continue working towards our goal of controlling approximately 6,000,000 to 7,000,000 tons of our supply of high-quality scrap substitutes. Our raw materials strategy is driven by Nucor’s ongoing expansion of our steel product portfolio into higher quality grades. We will continue our defense of fair trade and will continue to point out examples of unfair trade policies and practices until they are fixed. We will continue to pursue strategic acquisitions that expand our platform for generating earnings and attractive returns on our stockholders’ capital. While we cannot control these outside forces, Nucor will continue to be at the forefront of anticipating and addressing the issues that this uncertainty in external factors raises for us and other steel producers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amount of revenues and expenses during the year. On an ongoing basis, we evaluate our estimates, including those related to the valuation allowances for receivables; the carrying value of property, plant and equipment; reserves for environmental obligations; and income taxes. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accordingly, actual costs could differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

We recognize revenue when products are shipped, which represents when title and risk of loss have passed to the customer.

ALLOWANCES FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of most inventories is measured on the LIFO method of accounting. The LIFO method allocates the most recent costs to cost of products sold, thereby recognizing into operating results fluctuations in raw material, energy and other capitalizable costs more quickly than other methods. The cost of other inventories is determined on the first-in, first-out (“FIFO”) method.

ASSET IMPAIRMENTS

We evaluate the impairment of our property, plant and equipment on an individual asset basis or by logical groupings of assets. Asset impairments are recognized whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. When it is determined that an impairment exists, the related assets are written down to estimated fair market value.

ENVIRONMENTAL REMEDIATION

We are subject to environmental laws and regulations established by federal, state and local authorities, and we make provision for the estimated costs related to compliance. Undiscounted remediation liabilities are accrued based on estimates of known environmental exposures. The accruals are reviewed periodically and, as investigations and remediation proceed, adjustments are made as we believe are necessary. The accruals are not reduced by possible recoveries from insurance carriers or other third parties. Our measurement of environmental liabilities is based on currently available facts, present laws and regulations, and current technology.

INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” We estimate our actual current tax expense and assess temporary differences that exist due to differing treatments of items for tax and financial statement purposes. These differences result in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the change is enacted. We assess the realizability of deferred tax assets on an ongoing basis by considering whether it is more likely than not that some portion of the deferred tax assets will not be realized. If it is more likely than not, in our judgment, that the deferred tax assets will not be realized, we provide a valuation allowance.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As required by SFAS No. 123(R), Nucor will begin recognizing compensation costs in the Consolidated Statements of Earnings for all of the equity-based compensation plans in the first quarter of 2006. Compensation cost will be determined using the modified prospective method. Management believes the effect of the adoption of SFAS No. 123(R) on our earnings will be comparable to the pro forma disclosures included in Note 1 to our Consolidated Financial Statements and does not expect the adoption to have a material impact on Nucor’s consolidated financial position.

The FASB has issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We are required to adopt the provisions of this statement in the first quarter of 2006. Management does not expect the adoption of SFAS No. 151 to have a material impact on Nucor’s consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS

Certain statements made in this annual report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to volatility in steel prices and changes in the supply and cost of raw materials, including scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production and fluctuations in international conversion rates; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the steel industry; (9) capital investments and their impact on our performance; and (10) our safety performance.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP

To Stockholders and Board of Directors

Nucor Corporation:

We have completed integrated audits of Nucor Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Nucor Corporation’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Nucor Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has restated its 2005 financial statements.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 7, 2006, except for the stock split discussed in Note 1, as to which the date is May 31, 2006, and Note 2, as to which

the date is November 20, 2006

CONSOLIDATED STATEMENTS OF EARNINGS (in thousands, except per share data)

Year Ended December 31,	2005	2004	2003
NET SALES	$12,700,999	$11,376,828	$6,265,823

COSTS, EXPENSES AND OTHER:
Cost of products sold	10,085,396	9,128,872	5,996,547
Marketing, administrative and other expenses	493,560	415,030	165,369
Interest expense, net (Note 14)	4,201	22,352	24,627
Minority interests	110,674	80,894	23,950
Other income (Note 15)	(9,200)	(1,596)	(11,547)

	10,684,631	9,645,552	6,198,946

EARNINGS BEFORE INCOME TAXES	2,016,368	1,731,276	66,877
PROVISION FOR INCOME TAXES (Note 16)	706,084	609,791	4,096

NET EARNINGS	$1,310,284	$1,121,485	$62,781

NET EARNINGS PER SHARE (Note 17):
Basic(1)	$4.17	$3.54	$0.20

Diluted(1)	$4.13	$3.51	$0.20

(1)	Per share amounts have been adjusted to reflect the two-for-one stock split effective May 31, 2006.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except per share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	UNEARNED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK (at cost)		TOTAL STOCKHOLDERS’ EQUITY
	Shares	Amount					Shares	Amount
BALANCES, December 31, 2002	90,679	$36,272	$99,396	$2,641,581	$—	$—	12,499	$(454,259)	$2,322,990

Comprehensive income:
Net earnings in 2003				62,781					62,781

Total comprehensive income									62,781
Stock options	388	155	16,273						16,428
Employee stock compensation and service awards			1,730				(22)	802	2,532
Cash dividends ($0.20(1) per share)				(62,654)					(62,654)

BALANCES, December 31, 2003	91,067	36,427	117,399	2,641,708	—	—	12,477	(453,457)	2,342,077

Comprehensive income:
Net earnings in 2004				1,121,485					1,121,485
Net unrealized loss on hedging derivatives, net of income taxes						(1,177)			(1,177)

Total comprehensive income									1,120,308
Stock options	1,333	533	54,685						55,218
Employee stock compensation and service awards			11,915		(592)		(43)	1,497	12,820
Amortization of unearned compensation					200				200
2-for-1 stock split	91,983	36,793	(36,793)				12,437		—
Cash dividends ($0.24(1) per share)				(74,638)					(74,638)

BALANCES, December 31, 2004	184,383	73,753	147,206	3,688,555	(392)	(1,177)	24,871	(451,960)	3,455,985

Comprehensive income:
Net earnings in 2005				1,310,284					1,310,284
Net unrealized gain on hedging derivatives, net of income taxes						55,842			55,842
Reclassification adjustment for gain on settlement of hedging derivatives included in net income, net of income taxes						(8,065)			(8,065)

Total comprehensive income									1,358,061
Stock options	916	367	26,709						27,076
Employee stock compensation and service awards			17,935		(5,095)		(249)	4,598	17,438
Amortization of unearned compensation					2,200				2,200
Treasury stock acquired							5,567	(291,244)	(291,244)
Cash dividends ($0.93(1) per share)				(289,728)					(289,728)
2-for-1 stock split	185,299						30,189

BALANCES, December 31, 2005	370,598	$74,120	$191,850	$4,709,111	$(3,287)	$46,600	60,378	$(738,606)	$4,279,788

(1)	Adjusted for the two-for-one stock split effective May 31, 2006.

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (in thousands)

December 31,	2005 As Restated (Note 2)	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$980,150	$779,049
Short-term investments (Note 3)	857,360	—
Accounts receivable, net (Note 4)	1,000,629	962,755
Inventories (Note 5)	945,054	1,239,888
Other current assets (Notes 11, 16 and 19)	288,360	193,256

Total current assets	4,071,553	3,174,948
PROPERTY, PLANT AND EQUIPMENT, NET (Note 6)	2,855,717	2,818,307
OTHER ASSETS (Notes 11 and 19)	211,517	139,952

TOTAL ASSETS	$7,138,787	$6,133,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt due within one year (Note 8)	$1 ,250	$—
Accounts payable (Note 7)	501,624	471,549
Federal income taxes payable	—	28,957
Salaries, wages and related accruals (Notes 9 and 13)	368,568	320,276
Accrued expenses and other current liabilities (Notes 7 and 12)	384,257	245,008

Total current liabilities	1,255,699	1,065,790

LONG-TERM DEBT DUE AFTER ONE YEAR (Note 8)	922,300	923,550

DEFERRED CREDITS AND OTHER LIABILITIES (Notes 9, 11, 12, 13 and 16)	486,910	514,569

MINORITY INTERESTS	194,090	173,313

STOCKHOLDERS’ EQUITY (Note 9):
Common stock	74,120	73,753
Additional paid-in capital	191,850	147,206
Retained earnings	4,709,111	3,688,555
Unearned compensation	(3,287)	(392)
Accumulated other comprehensive income (loss), net of income taxes (Note 11)	46,600	(1,177)

	5,018,394	3,907,945
Treasury stock	(738,606)	(451,960)

Total stockholders’ equity	4,279,788	3,455,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,138,787	$6,133,207

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Year Ended December 31,	2005 As Restated (Note 2)	2004	2003
OPERATING ACTIVITIES
Net earnings	$1,310,284	$1,121,485	$62,781
Adjustments:
Depreciation	375,054	383,305	364,112
Impairment of assets	—	13,200	—
Deferred income taxes	(29,379)	6,693	74,300
Minority interests	110,663	80,892	23,942
Settlement of natural gas hedges	12,365	—	—
Changes in (exclusive of acquisitions):
Accounts receivable	(19,425)	(354,897)	(88,871)
Inventories	337,862	(635,641)	28,973
Accounts payable	17,259	130,604	82,634
Federal income taxes	(68,331)	35,403	(15,396)
Salaries, wages and related accruals	46,376	228,203	(25,060)
Other	43,887	15,509	(13,614)

Cash provided by operating activities	2,136,615	1,024,756	493,801

INVESTING ACTIVITIES
Capital expenditures	(331,466)	(285,925)	(215,408)
Investment in affiliates	(41,903)	(82,458)	(22,125)
Disposition of plant and equipment	752	3,094	11,634
Acquisitions (net of cash acquired)	(154,864)	(169,646)	(34,941)
Purchases of short-term investments	(919,950)	—	—
Proceeds from sales of short-term investments	62,590	—	—
Other investing activities	—	—	(6,742)

Cash used in investing activities	(1,384,841)	(534,935)	(267,582)

FINANCING ACTIVITIES
Proceeds from long-term debt	—	20,000	25,000
Repayment of long-term debt	—	—	(16,000)
Issuance of common stock	40,209	68,630	18,961
Distributions to minority interests	(89,886)	(84,858)	(63,318)
Cash dividends	(209,752)	(69,676)	(61,835)
Acquisition of treasury stock	(291,244)	—	—
Termination of interest rate swap agreement	—	4,800	2,300

Cash used in financing activities	(550,673)	(61,104)	(94,892)

INCREASE IN CASH AND CASH EQUIVALENTS	201,101	428,717	131,327
CASH AND CASH EQUIVALENTS–BEGINNING OF YEAR	779,049	350,332	219,005

CASH AND CASH EQUIVALENTS–END OF YEAR	$980,150	$779,049	$350,332

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS Nucor is a domestic manufacturer of steel products whose customers are located primarily in the United States of America.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include Nucor and its controlled subsidiaries, including Nucor-Yamato Steel Company, a limited partnership of which Nucor owns 51%. Investments in joint ventures with ownership of 50% or less are accounted for under the equity method. All significant intercompany transactions are eliminated.

Distributions are made to minority interest partners in Nucor-Yamato Steel Company in accordance with the limited partnership agreement by mutual agreement of the general partners. At a minimum, sufficient cash is distributed so that each partner may pay applicable U.S. federal and state income taxes payable.

Other assets includes $161.0 million at December 31, 2005 ($125.5 million at December 31, 2004) of equity investments in less than 50%-owned domestic and foreign affiliated companies. The results of these investments are included in marketing, administrative and other expenses and are immaterial for all periods presented.

CASH AND CASH EQUIVALENTS Cash and cash equivalents are recorded at cost plus accrued interest, which approximates market, and have original maturities of three months or less at the date of purchase. Cash and cash equivalents are maintained primarily with a few high-credit quality financial institutions.

SHORT-TERM INVESTMENTS Short-term investments are recorded at cost plus accrued interest, which approximates market. Unrealized gains and losses on investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary.

INVENTORIES VALUATION Inventories are stated at the lower of cost or market. Cost is determined principally using the last-in, first-out (LIFO) method of accounting. Cost of other inventories is determined on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Repairs and maintenance for planned major maintenance activities are accrued on a pro-rata basis prior to the next scheduled major maintenance activity. All other repairs and maintenance activities are expensed when incurred. Impairments of long-lived assets are recognized whenever changes in circumstances indicate that the carrying amount of those productive assets exceeds their projected undiscounted cash flows. When it is determined that an impairment exists, the related assets are written down to estimated fair market value.

DERIVATIVE FINANCIAL INSTRUMENTS Nucor uses derivative financial instruments from time to time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process and to partially manage its exposure to changes in interest rates on outstanding debt instruments. Nucor, generally, does not enter into derivative instruments for any purpose other than hedging the cash flows associated with specific volumes of commodities that will be purchased and processed in future periods and hedging the exposure related to changes in the fair value of outstanding fixed rate debt instruments.

REVENUE RECOGNITION Nucor recognizes revenue when products are shipped, which represents when title and risk of loss have passed to the customer.

FREIGHT COSTS Internal fleet and some common carrier costs are included in marketing, administrative and other expenses. These costs included in marketing, administrative and other expenses were $67.1 million in 2005 ($55.6 million in 2004 and $47.4 million in 2003). All other freight costs are included in cost of products sold.

STOCK SPLIT In May 2006, the board of directors approved a two-for-one stock split of common stock. As a result, stockholders of record received one additional share on May 31, 2006 for each share held as of the record date of May 19, 2006. The post-split par value of a share of Nucor’s common stock remains $0.40 per share. All share and per share amounts have been adjusted to reflect the two-for-one stock split.

STOCK-BASED COMPENSATION Nucor accounts for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense is recorded, other than for restricted stock grants, since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation cost for the stock options issued been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” net earnings and net earnings per share would have been reduced to the following pro forma amounts:

	(in thousands, except per share data)
Year Ended December 31,	2005	2004	2003
Net earnings – as reported	$1,310,284	$1,121,485	$62,781
Add: Stock-based employee compensation expense included in reported net earnings, net of income taxes	12,717	12,017	362
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(21,305)	(18,296)	(7,738)

Net earnings – pro forma	$1,301,696	$1,115,206	$55,405

Net earnings per share – as reported:
Basic	$4.17	$3.54	$0.20
Diluted	4.13	3.51	0.20
Net earnings per share – pro forma:
Basic	4.14	3.52	0.18
Diluted	4.10	3.49	0.18

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

COMPREHENSIVE INCOME (LOSS) Nucor reports comprehensive income (loss) in its consolidated statement of stockholders’ equity. Comprehensive income (loss) consists of net income and other gains and losses affecting stockholders’ equity that, under United States generally accepted accounting principles, are excluded from net income, such as gains and losses related to certain derivative instruments, which are presented net of tax, and the translation effect of foreign currency assets and liabilities of non-U.S. entities.

RECENT ACCOUNTING PRONOUNCEMENTS The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. As required by SFAS No. 123(R), Nucor will begin recognizing compensation costs in the Consolidated Statements of Earnings for all of the equity-based compensation plans in the first quarter of 2006. Compensation cost will be determined using the modified prospective method. Management believes the effect of the adoption of SFAS No. 123(R) on our earnings will be comparable to the pro forma disclosures included under the discussion of Stock-Based Compensation, above, and does not expect the adoption to have a material impact or Nucor’s consolidated financial position.

The FASB has issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We are required to adopt the provisions of this statement in the first quarter of 2006. Management does not expect the adoption of SFAS No. 151 to have a material impact on Nucor’s consolidated financial position and results of operations.

USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

RECLASSIFICATIONS Certain amounts for prior years have been reclassified to conform to the 2005 presentation.

2. RESTATEMENT:

Nucor has restated its 2005 financial statements to present variable rate demand notes (“VRDN’s”) as short-term investments instead of cash equivalents. As a result, VRDN’s in the amount of $857.4 million at December 31, 2005, which had previously been included in cash and cash equivalents, are now presented as short-term investments in the consolidated balance sheet.

We previously classified VRDN’s as cash equivalents when the periods for interest rate resets were 90 days or less, based on our ability to either liquidate the VRDN’s or roll them over to the next reset period. We reevaluated the presentation of these short-term investments considering the original maturity dates associated with the underlying bonds. This restatement had no impact on Nucor’s net earnings, total current assets, changes in stockholders’ equity, or cash flows from operating activities and financing activities. The effects of this restatement to our 2005 financial statements follow (in thousands). We did not invest in VRDN’s prior to the third quarter of 2005.

Year Ended December 31, 2005	As Originally Reported	As Restated
Cash and cash equivalents	$1,837,510	$980,150
Short-term investments	—	857,360
Total current assets	4,071,553	4,071,553
Cash flow from investing activities:
Purchases of short-term investments	—	(919,950)
Proceeds from sales of short-term investments	—	62,590
Cash used in investing activities	(527,481)	(1,384,841)
Increase in cash and cash equivalents	1,058,461	201,101

3. SHORT-TERM INVESTMENTS:

As of December 31, 2005, short-term investments consisted entirely of VRDN’s, which are variable rate bonds tied to short-term interest rates, but with stated maturities on the face of the bonds that exceed 90 days. All of the VRDN’s in which Nucor invests are secured by a direct-pay letter of credit issued by a high-credit quality financial institution. Nucor is able to receive the principal invested and interest accrued thereon no later than seven days after notifying the financial institution that Nucor has elected to tender the VRDN’s. VRDN’s trade at par value; therefore, no realized or unrealized gains or losses were incurred. Aggregate contractual maturities of the Company’s short-term investments are $17.8 million in 2009, and $839.6 million in 2019 and thereafter.

4. ACCOUNTS RECEIVABLE:

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of the allowance for doubtful accounts of $39.2 million at December 31, 2005 ($40.4 million at December 31, 2004 and $22.7 million at December 31, 2003).

5. INVENTORIES:

Inventories consist of approximately 50% raw materials and supplies and 50% finished and semi-finished products at December 31, 2005 (55% and 45%, respectively, at December 31, 2004). Nucor’s manufacturing operations consist of a continuous, vertically integrated process from which products are sold to customers at various stages. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 68% of total inventories at December 31, 2005 (78% at December 31, 2004). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $381.9 million higher at December 31, 2005 ($533.5 million higher at December 31, 2004). Use of the lower of cost or market reduced inventories by $1.2 million at December 31, 2005 ($2.4 million at December 31, 2004).

Nucor has entered into supply agreements for certain raw materials, utilities and other items in the ordinary course of business. These agreements extend into 2028 and total approximately $3.7 billion at December 31, 2005.

6. PROPERTY, PLANT AND EQUIPMENT:

		(in thousands)
December 31,	2005	2004
Land and improvements	$146,471	$142,276
Buildings and improvements	500,526	478,157
Machinery and equipment	5,183,241	4,980,775
Construction in process and equipment deposits	226,698	92,411

	6,056,936	5,693,619
Less accumulated depreciation	3,201,219	2,875,312

	$2,855,717	$2,818,307

The estimated useful lives range from 10 to 20 years for buildings and land improvements and range from 3 to 12 years for machinery and equipment.

7. CURRENT LIABILITIES:

Drafts payable, included in accounts payable in the balance sheet, was $76.3 million at December 31, 2005 ($91.6 million at December 31, 2004).

Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $100.9 million at December 31, 2005 ($20.9 million at December 31, 2004).

8. LONG-TERM DEBT AND FINANCING ARRANGEMENTS:

		(in thousands)
December 31,	2005	2004
Industrial revenue bonds:
3.30% to 3.71%, variable, due from 2006 to 2038	$398,550	$398,550
Notes, 6%, due 2009	175,000	175,000
Notes, 4.875%, due 2012	350,000	350,000

	923,550	923,550
Less current maturities	(1,250)	—

	$922,300	$923,550

In 2005, Nucor entered into a new five-year unsecured revolving credit facility maturing in June 2010 that provides for up to $700.0 million in revolving loans. Up to the equivalent of $600.0 million of the new credit facility is available for foreign currency loans, and up to $450.0 million is available for the issuance of letters of credit. The new credit facility may be increased by up to $300.0 million at the election of the Company in accordance with the terms set forth in the credit agreement. No borrowings were outstanding under the credit facility as of December 31, 2005. The new credit facility provides for grid-based interest pricing based upon the credit rating of Nucor’s senior unsecured long-term debt and, alternatively, interest rates quoted by lenders in connection with competitive bidding. The credit facility includes customary financial and other covenants, including a limit on the ratio of debt to total capital of 60%, a limit on Nucor’s ability to pledge the Company’s assets, and a limit on consolidations, mergers and sales of assets.

In connection with the new credit facility, in June 2005 Nucor terminated (a) a $125.0 million 364-day revolver that was scheduled to mature in September 2005 and (b) a $300.0 million multi-currency revolver that was scheduled to mature in October 2007. At the date of termination, there were no borrowings under either terminated credit facility.

Annual aggregate long-term debt maturities are: $1.3 million in 2006; none in 2007; none in 2008; $180.4 million in 2009; and none in 2010.

The fair value of Nucor’s long-term debt approximates the carrying value.

9. CAPITAL STOCK:

The par value of Nucor’s common stock is $0.40 per share and there are 400.0 million shares authorized. In addition, 250,000 shares of preferred stock, par value of $4.00 per share, are authorized, with preferences, rights and restrictions as may be fixed by Nucor’s board of directors. There are no shares of preferred stock issued or outstanding.

STOCK OPTIONS Nucor’s stock option plans provide that common stock options may be granted to key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. Outstanding options are exercisable six months after grant date and have a term of seven years.

A summary of Nucor’s stock option plans is as follows (shares in thousands):

Year Ended December 31,	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding at beginning of year	4,672	$14.68	6,847	$12.02	4,984	$11.96
Granted	1,553	29.75	2,367	17.82	3,481	11.50
Exercised	(1,833)	14.77	(4,499)	12.27	(1,552)	10.64
Canceled	(26)	27.21	(43)	15.63	(66)	12.45

Outstanding at end of year	4,366	$19.93	4,672	$14.68	6,847	$12.02

Options exercisable at end of year	3,562	$17.91	3,574	$13.15	5,291	$11.79

Shares reserved for future grants	19,068		20,596		22,919

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.01 - $16.00	1,615	3.6 years	$12.18	1,615	$12.18
16.01 - 23.00	1,242	5.4 years	18.11	1,242	18.11
23.01 - 30.00	805	6.6 years	28.86	—	—
30.01 - 30.73	705	6.1 years	30.73	705	30.73

9.01 - 30.73	4,367	5.1 years	19.93	3,562	17.92

The pro forma net earnings and pro forma net earnings per share amounts calculated according to SFAS No. 123 are disclosed in Note 1, above. The weighted-average per share fair value of options granted was $9.08 in 2005 ($4.05 in 2004 and $3.60 in 2003). The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2005	2004	2003
Expected dividend yield	0.98% – 1.04%	1.30% – 1.32%	1.56% – 1.92%
Expected stock price volatility	38.42% – 38.43%	29.18% – 31.08%	43.37% – 46. 51%
Risk-free interest rate	3.76% – 3.80%	2.15% – 2.74%	1.91% – 2.62%
Expected life of options (in years)	3.5	3.5	3.5

RESTRICTED STOCK AWARDS Nucor’s Senior Officers Annual Incentive Plan (the “AIP”) and Long-Term Incentive Plan (the “LTIP”) authorize the award of shares of common stock to officers subject to certain conditions and restrictions. The LTIP provides for the award of shares of restricted common stock at the end of each LTIP performance measurement period at no cost to officers if certain financial performance goals are met during the period. One-third of the LTIP restricted stock award vests upon each of the first three anniversaries of the award date or, if earlier, upon the officer’s attainment of age 55 while employed by Nucor. Although participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period.

The AIP provides for the payment of annual cash incentive awards. An AIP participant may elect, however, to defer payment of up to one-half of an annual incentive award. In such event, the deferred AIP award is converted into common stock units and credited with a deferral incentive, in the form of additional common stock units, equal to 25% of the number of common stock units attributable to the deferred AIP award. Common stock units attributable to deferred AIP awards are fully vested. Common stock units credited as a deferral incentive vest upon the AIP participant’s attainment of age 55 while employed by Nucor. Vested common stock units are paid to AIP participants in the form of shares of common stock following their termination of employment with Nucor.

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $16.8 million in 2005, $18.5 million in 2004 and $1.5 million in 2003, the year in which the AIP and LTIP were approved by the stockholders. Unearned compensation on restricted stock is recorded in a separate component of stockholders’ equity and is amortized to compensation expense over the vesting period.

A summary of Nucor’s restricted stock is as follows (shares in thousands):

	2005		2004		2003
Year Ended December 31,	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares
Restricted stock awards and units:
Unvested at beginning of year	76	$14.03	—	—
Granted	585	28.83	103	$14.03
Vested	(253)	26.79	(27)	14.03
Canceled	—	—	—	—

Unvested at end of year	408	$27.33	76	$14.03

Shares reserved for future grants	3,312		3,897		4,000

10. STOCKHOLDER RIGHTS PLAN:

In 2001, the Board of Directors adopted a Stockholder Rights Plan (“Plan”) in which one right (“Right”) was declared as a dividend for each Nucor common share outstanding. Each Right entitles Nucor common stockholders to purchase, under certain conditions, one five-thousandth of a share of newly authorized Series A Junior Participating Preferred Stock (“Preferred Stock”), with one five-thousandth of a share of Preferred Stock intended to be the economic equivalent of one share of Nucor common stock. Until the occurrence of certain events, the Rights are represented by and traded in tandem with Nucor common stock. Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Nucor common shares or commences a tender or exchange offer, upon the consummation of which such person or group would beneficially own 15% or more of the common shares. Upon such an event, the Rights enable dilution of the acquiring person’s or group’s interest by providing that other holders of Nucor common stock may purchase, at an exercise price of $37.50, Nucor common stock, or in the discretion of the Board of Directors, Preferred Stock, having double the value of such exercise price. Nucor will be entitled to redeem the Rights at $0.00025 per Right under certain circumstances set forth in the Plan. The Rights themselves have no voting power and will expire on March 8, 2011, unless earlier exercised, redeemed or exchanged. Each one five-thousandth of a share of Preferred Stock has the same voting rights as one share of Nucor common stock, and each share of Preferred Stock has 5,000 times the voting power of one share of Nucor common stock.

11. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS:

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” Nucor recognizes all derivative instruments, such as natural gas forward purchase contracts and interest rate swaps, in the consolidated balance sheets at fair value. Amounts included in accumulated other comprehensive income related to cash flow hedges are reclassified into earnings when the related derivative instruments settle. Changes in fair-value hedges are reported currently in earnings along with changes in the fair value of the hedged items. When cash flow and fair value hedges affect net earnings, they are included on the same line as the underlying transaction (cost of products sold or interest expense).

During 2005, accumulated other comprehensive income increased by $55.8 million, net of deferred taxes of $30.0 million, due to unrealized gains on cash flow hedges on natural gas forward purchase contracts. The remaining change in accumulated other comprehensive income was due to the reclassification of net gains of approximately $8.1 million, net of deferred taxes of approximately $4.3 million, into earnings due to the settlement of transactions. During 2004, accumulated other comprehensive loss increased by $1.2 million, net of taxes of $0.6 million, due to unrealized losses on cash flow hedges on natural gas forward purchase contracts issued during the year.

Of the total $71.7 million fair value of cash flow hedges on natural gas forward purchase contracts at December 31, 2005, $53.6 million is included in other current assets and $18.1 million is included in other assets. At December 31, 2004, $1.8 million was included in deferred credits and other liabilities. At December 31, 2005, $34.8 million of net deferred gains on cash flow hedges on natural gas forward purchase contracts included in accumulated other comprehensive income are expected to be reclassified into earnings, due to the settlement of forecasted transactions, during the next twelve months assuming no change in the forward commodity prices from December 31, 2005. Nucor is hedging a portion of its exposure to the variability of future cash flows for forecasted natural gas purchases over various time periods not exceeding two years.

Nucor has also entered into various natural gas purchase contracts, which meet the normal purchase normal sale exclusion under SFAS No. 133. These instruments effectively commit Nucor to purchase $17.6 million, $22.7 million and $21.5 million of natural gas for production in 2006, 2007 and 2008, respectively, and $562.3 million between 2009 and 2028. These natural gas purchase contracts will primarily supply our direct reduced iron facility in Trinidad.

During 2004, Nucor entered into, and subsequently terminated, an interest rate swap agreement of $175.0 million that was accounted for as a fair value hedge. Under the agreement, Nucor paid a variable rate of interest and received a fixed rate of interest over the term of the interest rate swap agreement. The interest rate swap agreement converted the $175.0 million note payable from a 6% fixed rate obligation to a variable rate obligation. The change in the fair value of this agreement was recorded in earnings as an equal offset to the change in fair value of the underlying debt obligation. Since the fair value hedge was 100% effective, there was no impact to net earnings. The variable interest rate was the six-month LIBOR rate in arrears plus 1.25%. Nucor terminated this interest rate swap agreement in 2004, resulting in a gain of $4.8 million.

At December 31, 2005, there was an aggregate credit of $4.7 million related to this and previous interest rate swaps included in deferred credits and other liabilities in the balance sheet, all of which will be amortized over the remaining life of the debt as adjustments to interest expense.

Nucor does not anticipate non-performance by the counterparties in any of these derivative instruments given their high credit ratings, and no material loss is expected from non-performance by any one of such counterparties.

12. CONTINGENCIES:

Nucor is subject to environmental laws and regulations established by federal, state and local authorities, and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $24.0 million of accrued environmental costs at December 31, 2005 ($44.7 million at December 31, 2004), $20.0 million was classified in accrued expenses and other current liabilities ($22.2 million at December 31, 2004) and $4.0 million was classified in deferred credits and other liabilities ($22.5 million at December 31, 2004). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards regarding liability. During 2005 Nucor revised estimates as additional information was obtained and projects were completed, reducing environmental reserves by $9.4 million ($10.0 million in 2004 and $8.3 million in 2003). The revisions are included in cost of products sold. In December 2000, the United States Environmental Protection Agency and the Department of Justice announced an agreement with Nucor and certain states that resolved alleged violations of environmental laws and regulations. Nucor continues to implement the various components of the consent decree, which involve air and water pollution control technology demonstrations along with other environmental management practices. The accrued environmental costs include the expenses that Nucor expects to incur as a result of the consent decree.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist that would have a material effect on the consolidated financial statements.

13. EMPLOYEE BENEFIT PLANS:

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the company. Nucor’s expense for these benefits totaled $206.0 million in 2005 ($172.3 million in 2004 and $8.9 million in 2003). The related liability for these benefits is included in salaries, wages and related accruals at each year-end. Nucor also has a medical plan covering certain eligible early retirees. The unfunded obligation, included in deferred credits and other liabilities in the balance sheet, totaled $48.0 million at December 31, 2005 ($44.2 million at December 31, 2004). Expense associated with this plan totaled $2.9 million in 2005 ($3.0 million in 2004 and $2.3 million in 2003). The discount rate used was 5.50% in 2005 (5.75% in 2004 and 6% in 2003). The health care cost increase trend rate used was 9% in 2005 (10% in 2004 and 11% in 2003). The health care cost increase in the trend rate is projected to decline gradually to 5% by 2011.

14. INTEREST EXPENSE:

Interest expense is stated net of interest income of $32.4 million in 2005 ($7.0 million in 2004 and $2.5 million in 2003). Interest paid was $37.2 million in 2005 ($32.4 million in 2004 and $33.0 million in 2003).

15. OTHER INCOME:

In 2005, Nucor received $9.2 million in settlement of claims against third parties related to environmental matters. Nucor has made claims for reimbursement of additional amounts. No amounts have been recorded for such reimbursements, if any, that may be received. In 2004 and 2003, Nucor sold equipment resulting in a pre-tax gain of $1.6 million and $4.4 million, respectively. In 2003, Nucor also recognized $7.1 million related to graphite electrodes anti-trust settlements.

16. INCOME TAXES:

The provision for income taxes consists of the following (in thousands):

Year Ended December 31,	2005	2004	2003
Current:
Federal	$685,479	$574,107	$(58,500)
State	49,984	28,991	(11,704)

Total current	735,463	603,098	(70,204)

Deferred:
Federal	(28,179)	7,193	71,500
State	(1,200)	(500)	2,800

Total deferred	(29,379)	6,693	74,300

Total provision for income taxes	$706,084	$609,791	$4,096

A reconciliation of the federal statutory tax rate (35%) to the total provision is as follows:

Year Ended December 31,	2005	2004	2003
Taxes computed at statutory rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	1.57	1.07	(8.65)
Resolution of prior year contingencies	—	(0.65)	(15.93)
Federal research credit	(0.07)	(0.12)	(4.07)
Domestic manufacturing deduction	(1.04)	—	—
Other, net	(0.44)	(0.08)	(0.23)

Provision for income taxes	35.02%	35.22%	6.12%

Deferred tax assets and liabilities resulted from the following (in thousands):

December 31,	2005	2004
Deferred tax assets:
Accrued liabilities and reserves	$85,629	$108,777
Allowance for doubtful accounts	12,142	12,816
Inventory	137,587	105,737
Post retirement benefits	18,753	17,224

Total deferred tax assets	254,111	244,554

Deferred tax liabilities:
Natural gas hedges	(25,541)	(600)
Property, plant and equipment	(370,170)	(390,754)

Total deferred tax liabilities	(395,711)	(391,354)

Total net deferred tax liabilities	$(141,600)	$(146,800)

Current deferred tax assets were $153.0 million at December 31, 2005 ($163.0 million at December 31, 2004). Non-current deferred tax liabilities were $294.6 million at December 31, 2005 ($309.8 million at December 31, 2004). Nucor paid $806.7 million and $550.1 million in net federal and state income taxes in 2005 and 2004, respectively, and received $54.9 million in refunds in 2003. The Internal Revenue Service is currently examining Nucor’s 2002 and 2003 federal income tax returns. Management believes that it has adequately provided for any adjustments that may arise from this audit.

17. EARNINGS PER SHARE:

The computations of basic and diluted earnings per share are as follows (in thousands, except per share data):

Year Ended December 31,	2005	2004	2003
Basic earnings per share:
Basic net earnings	$1,310,284	$1,121,485	$62,781

Average shares outstanding	314,256	316,766	313,062

Basic net earnings per share	$4.17	$3.54	$0.20

Diluted earnings per share:
Diluted net earnings	$1,310,284	$1,121,485	$62,781

Diluted average shares outstanding:
Basic shares outstanding	314,256	316,766	313,062
Dilutive effect of stock options and other	2,874	2,742	604

	317,130	319,508	313,666

Diluted net earnings per share	$4.13	$3.51	$0.20

18. SEGMENTS:

Nucor reports its results in two segments: steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bar, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Management evaluates the operating performance of each of its segments based upon division contribution. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Nucor accounts for intercompany sales at prices approximating current market value. Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations/other. Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income tax assets and investments in affiliates.

Nucor’s segment results are as follows (in thousands):

Year Ended December 31,	2005	2004	2003
Net sales to external customers:
Steel mills	$11,063,681	$10,109,430	$5,446,127
Steel products	1,637,318	1,267,398	819,696

	$12,700,999	$11,376,828	$6,265,823

Intercompany sales:
Steel mills	$896,432	$852,897	$520,207
Steel products	36,246	9,857	5,275
Corporate/eliminations/other	(932,678)	(862,754)	(525,482)

	$—	$—	$—

Depreciation expense:
Steel mills	$355,887	$366,023	$346,136
Steel products	19,167	17,282	17,976

	$375,054	$383,305	$364,112

Earnings (loss) before income taxes:
Steel mills	$2,207,621	$2,191,335	$209,400
Steel products	180,756	149,610	(14,328)
Corporate/eliminations/other	(372,009)	(609,669)	(128,195)

	$2,016,368	$1,731,276	$66,877

Segment assets:
Steel mills	$4,623,462	$4,978,616	$3,927,392
Steel products	519,562	488,571	324,235
Corporate/eliminations/other	1,995,763	666,020	240,726

	$7,138,787	$6,133,207	$4,492,353

Capital expenditures:
Steel mills	$216,047	$242,486	$201,134
Steel products	18,378	7,253	14,274
Corporate/other	97,041	36,186	—

	$331,466	$285,925	$215,408

Net sales by product were as follows (in thousands). Further product group breakdown is impracticable.

Year Ended December 31,	2005	2004	2003
Net sales to external customers:
Sheet	$4,805,391	$4,856,469	$2,371,611
Bar	3,061,326	2,632,966	1,746,805
Structural	1,702,720	1,500,878	1,005,859
Plate	1,494,244	1,119,117	321,852
Steel products	1,637,318	1,267,398	819,696

	$12,700,999	$11,376,828	$6,265,823

19. INVESTMENTS AND ACQUISITIONS:

In January 2005, Nucor entered into an agreement with Ambassador Steel Corporation to form Nufab Rebar LLC (“Nufab”), a rebar fabrication joint venture. Nucor owns 49% of the joint venture. At December 31, 2005, Nucor held a note receivable from Nufab in the amount of $6.9 million. This note receivable bears interest, payable quarterly, at a rate of LIBOR plus 120 basis points. The note was classified in other assets.

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

These acquisitions in 2005 were not material to the consolidated financial statements and did not result in material goodwill or other intangible assets.

In February 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc., for a cash purchase price of approximately $21.0 million. At December 31, 2005, Nucor held a note receivable from Harris Steel, Inc. in the amount of $10.0 million. This note receivable bears interest, payable upon maturity, at a rate of LIBOR plus 100 basis points. The note was classified in other current assets. In 2005, Harris Steel Group received an additional $1.2 million based upon the achievement of certain operating results. Harris Steel Group may receive up to an additional $4.8 million upon the achievement of certain operating results of the venture through 2008.

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

In March 2003, Nucor’s wholly owned subsidiary, Nucor Steel Kingman, LLC, purchased substantially all of the assets of the Kingman, Arizona, steel facility of North Star Steel (“North Star”) for approximately $35.0 million. The purchase price did not include working capital and Nucor assumed no material liabilities of the North Star operation. Nucor Steel Kingman is currently not operating. After evaluating options for this facility, Nucor decided not to restart the melt shop. Accordingly, in 2004 Nucor recognized an impairment charge of $13.2 million based on appraised values. This charge has been reflected in cost of products sold.

Non-cash investing and financing activities included the assumption of $17.8 million of liabilities acquired with the purchase of Fort Howard Steel, Inc. and Marion Steel Company in 2005 and included the assumption of $27.2 million of liabilities acquired with the purchase of Corus Tuscaloosa in 2004.

20. QUARTERLY INFORMATION (UNAUDITED):

		(in thousands except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$3,322,621	$3,145,003	$3,025,911	$3,207,464
Gross margin(1)	701,993	624,911	590,635	698,064
Net earnings(2)	354,666	322,707	291,877	341,034
Net earnings per share:
Basic	1.11	1.02	0.94	1.10
Diluted	1.10	1.01	0.93	1.09

2004
Net sales	$2,286,416	$2,761,822	$3,239,592	$3,088,998
Gross margin(3)	270,047	527,906	806,074	643,929
Net earnings(4)	113,238	251,442	415,387	341,418
Net earnings per share:
Basic	0.36	0.80	1.31	1.07
Diluted	0.36	0.79	1.30	1.06

(1)	LIFO credits totaled $26.1 million, $69.9 million, $52.0 million and $3.6 million in the first, second, third and fourth quarters of 2005, respectively.

(2)	The first quarter of 2005 includes $9.2 million for the settlement of claims against third parties related to environmental matters.

(3)	LIFO charges totaled $32.2 million, $67.1 million, $124.1 million and $152.5 million in the first, second, third and fourth quarters of 2004, respectively.

(4)	The first quarter of 2004 includes a gain of $1.6 million on the sale of equipment.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Impact of the Restatement on Disclosure Controls and Procedures—In connection with the restatement described in Note 2 to the consolidated financial statements and the filing of this Form 10-K/A, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon their re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Impact of the Restatement on Internal Control over Financial Reporting—Our management considered the control deficiency in internal control over financial reporting that resulted in the need to restate our previously issued financial statements to present VRDN’s as short-term investments in our consolidated balance sheet for the fiscal year ended December 31, 2005 as discussed in Note 2 to the accompanying consolidated financial statements included in this Form 10-K/A. As part of this analysis, our management considered the impact of correcting the classification on the financial statements of prior interim or annual periods taken as a whole, evaluated our control structure, and evaluated the facts and circumstances that led to the decision to revise the classification of the VRDN’s and present them as short-term investments in our consolidated balance sheet. Based upon this analysis, our management concluded that the significant deficiency in internal control over financial reporting that resulted in the restatement did not constitute a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Nucor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management concluded that Nucor’s internal control over financial reporting was effective as of December 31, 2005. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of Nucor’s internal control over financial reporting as stated in their report, which appears in Part II, Item 8 on page 17 of this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	40
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2005, 2004 and 2003	41

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

2	Asset Purchase Agreement, dated May 30, 2002, by and between JAR Acquisition Corp., the Company, Birmingham Steel, Birmingham Southeast, LLC and Port Everglades Steel Corporation (incorporated by reference to Form 8-K dated December 20, 2002)

2(i)	Purchase Agreement, dated as of September 26, 2002, between Nucor Corporation and Banc of America Securities LLC, Wachovia Securities, Inc., Banc One Capital Markets, Inc., CIBC World Markets Corp. and BNY Capital Markets, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

2(ii)	Asset Purchase Agreement by and among Trico Steel Company, L.L.C., Nucor Steel Decatur, LLC (formerly Nucor Steel Alabama, LLC) and Nucor Corporation, dated as of November 9, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2002)

3	Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 2, 2005)

3(i)	By-Laws as amended December 4, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2001)

4	Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4 to Nucor’s Form 8-K filed March 9, 2001)

4(i)	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iii)	Exchange and Registration Rights Agreement, dated as of October 1, 2002, by and among Nucor Corporation, Banc of America Securities LLC and Wachovia Securities, Inc. (incorporated by reference to Form S-4 filed December 13, 2002)

4(iv)	Form of 4.875% Note due 2012 (included in Exhibit 4(ii) above) (incorporated by reference to Form S-4 filed December 13, 2002)

10	1997 Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(i)	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (incorporated by reference to Form 10-Q for quarter ended October 4, 2003) (1)

10(ii)	Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(iii)	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Nucor’s Form 8-K filed May 17, 2005) (1)

10(iv)	Form of Restricted Stock Unit Award Agreement—time-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(v)	Form of Restricted Stock Unit Award Agreement—retirement-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(vi)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(vii)	Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(viii)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(ix)	Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(x)	Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xi)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)

10(xii)	Multi-Year Revolving Credit Agreement, dated as of June 17, 2005 (incorporated by reference to Exhibit 10.1 to Nucor’s Form 8-K filed June 22, 2005)

10(xiii)	Senior Officers Severance Policy as Adopted by the Board of Directors, as amended on December 10, 2002 (incorporated by reference to Form 10-K for year ended December 31, 2002) (1)

10(xiv)	Senior Officers Annual Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xv)	Senior Officers Long-Term Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xvi)	Senior Officers Long-Term Incentive Plan, Amendment No. 1 (incorporated by reference to Form 10-K for the year ended December 31, 2003) (1)

21	Subsidiaries (incorporated by reference to Form 10-K for the year ended December 31, 2005)

23 *	Consent of Independent Registered Public Accounting Firm

24	Powers of attorney (incorporated by reference to Form 10-K for the year ended December 31, 2005)

31 *	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ TERRY S. LISENBY
Terry S. Lisenby
Chief Financial Officer, Treasurer and Executive Vice President

Dated: November 20, 2006

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	40
Schedule II — Valuation and Qualifying Accounts — Years ended December 31, 2005, 2004 and 2003	41

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2006, except for the stock split discussed in Note 1, as to which the date is May 31, 2006, and Note 2, as to which the date is November 20, 2006, appearing in the December 31, 2005 Annual Report on Form 10-K/A of Nucor Corporation and its subsidiaries also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

November 20, 2006

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2005 LIFO Reserve	$533,484	$(151,632)	$—	$381,852
Year ended December 31, 2004 LIFO Reserve	$157,586	$375,898	$—	$533,484
Year ended December 31, 2003 LIFO Reserve	$42,608	$114,978	$—	$157,586