Form 10-K
period 2006-12-31
NUCOR CORP
filed 2007-02-28
CIK 73309

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 1-4119

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Indication by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates was approximately $16.67 billion based upon the closing sales price of the registrant’s common stock on the last day of our most recently completed second fiscal quarter, July 1, 2006.

301,131,123 shares of common stock were outstanding at February 21, 2007.

Documents incorporated by reference include: Portions of 2006 Annual Report (Parts I, II and IV), and Notice of 2007 Annual Meeting of Stockholders and Proxy Statement (Part III) to be filed within 120 days after Nucor’s fiscal year end.

Nucor Corporation

i

PART I

Item 1.	Business

Overview

Nucor Corporation was incorporated in Delaware in 1958. The business of Nucor Corporation and its subsidiaries is the manufacture and sale of steel and steel products, which accounted for all of the sales and the majority of the earnings in 2006, 2005 and 2004. The earnings in 2005 include other income of $9.2 million in settlement of claims against third parties related to environmental matters. The earnings in 2004 include other income of $1.6 million related to pre-tax gains on the sale of equipment.

Nucor is the nation’s largest recycler, using scrap steel as the primary material in producing our products. In 2006, we recycled over 21 million tons of scrap steel.

Segments

Nucor reports its results in two segments: steel mills and steel products. Net sales to external customers, intercompany sales, depreciation expense, earnings before income taxes, assets and capital expenditures by segment for each of the three years in the period ended December 31, 2006, are set forth in Note 18 of Notes to Consolidated Financial Statements of the 2006 Annual Report, which note is hereby incorporated by reference.

Principal Products Produced

Principal products from the steel mills segment are hot-rolled steel (angles, rounds, flats, channels, rebar, sheet, wide-flange beams, pilings, billets, blooms, beam blanks and plate) and cold-rolled steel. Principal products from the steel products segment are steel joists and joist girders, steel deck, cold finished steel, steel fasteners, metal building systems and light gauge steel framing. Hot-rolled steel is manufactured principally from scrap, utilizing electric arc furnaces, continuous casting and automated rolling mills. Cold-rolled steel, cold finished steel, steel joists and joist girders, and steel fasteners are manufactured by further processing of hot-rolled steel. Steel deck is manufactured from cold-rolled steel.

Markets and Marketing

In the steel mills segment, hot-rolled and cold-rolled sheet steel are produced to customer orders. In addition, other hot-rolled and cold-rolled steel are manufactured in standard sizes and inventories are maintained. In 2006, approximately 92% of the steel mills segment production was sold to non-affiliated customers; the remainder was used internally by the steel products segment. Hot-rolled steel and cold-rolled steel are sold primarily to steel service centers, fabricators and manufacturers throughout the United States. In 2006, approximately 75% of our sheet steel sales were made to contract customers with the balance of sales made in the spot market at prevailing prices at the time of sale. These contracts permit price adjustments to reflect changes in prevailing raw material costs and typically have terms ranging from six to twelve months.

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

Item 1.	Business, continued

manufacturers and foreign imports. Unfairly traded steel imports have devastated the U.S. steel industry and its workers. We have continued the aggressive trade case work in which we have engaged over the years with our participation in the current statutory five-year sunset reviews of existing duties for coated sheet and carbon plate products. In late 2006, the International Trade Commission chose to remove the duties that were in place on many of the countries involved in dumping these products into our country. As a result, more foreign steel may continue to enter our borders with negative effects on our business. We are currently evaluating these decisions to begin our work in appeal, and we will continue to fight illegally dumped foreign steel in support of free and fair trade through the legal process. In February 2007, the United States requested World Trade Organization dispute settlement consultations with China regarding China’s provision of prohibited subsidies to its manufacturing exports. We are optimistic that this request is an important first step in strengthening and enforcing existing U.S. trade laws and represents the President’s commitment to achieving a long-term solution to illegal dumping and other unfair trade practices. There can be no assurance that such solutions will be achieved. Nucor actively supports several organizations that promote free and fair trade and that oppose currency manipulation.

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $2.52 billion and $2.87 billion at December 31, 2006 and 2005, respectively. Nucor’s backlog of orders in the steel products segment was approximately $572.4 million and $473.7 million at December 31, 2006 and 2005, respectively. These orders are normally filled within one year.

Raw Materials

The primary raw material for the steel mills segment is ferrous scrap, which is acquired from numerous sources throughout the country. Following the escalation of scrap steel prices in 2003 and 2004, years in which prices increased 25% and 74%, respectively, Nucor successfully implemented a raw material sales price surcharge in 2004. This surcharge has helped offset the impact of significantly more volatile scrap prices and has ensured that we were able to purchase the scrap needed to fill our customers’ orders. The average scrap and scrap substitute cost per ton remained at historically high levels in 2005 and 2006, increasing 3% from $238 per ton in 2004 to $244 per ton in 2005 and increasing slightly to $246 in 2006. The primary raw material for the steel products segment is steel, which is almost entirely purchased from the steel mills segment.

The steel mills are also large consumers of electricity and natural gas. Nucor uses cash flow hedges and natural gas purchase contracts to partially manage its exposure to price risk of natural gas that is used during the manufacturing process. Historically, U.S.-based manufacturers have enjoyed competitive energy costs that have allowed competition on equal footing in what is becoming more and more a global market. In recent decades, our government has allowed a growing over-reliance on natural gas for the generation of electricity, while at the same time preventing access to some of the most promising areas for natural gas exploration. As a result, natural gas prices have increased from less than $2.00 per mmbtu in the 1990’s (NYMEX Henry-Hub pricing) to a peak of more than $15.00 per mmbtu in December 2005 and to a calendar 2007 average price currently approaching $8.00 per mmbtu. Since an increasing share of electricity is now generated using natural gas, higher natural gas prices are also increasing costs for consumers of electricity. Nucor actively supports several organizations that are promoting a more rational energy policy. We believe this is critical for not only our future business success, but also for the future of the U.S. economy. Supplies of raw materials and energy have been, and are expected to be, adequate to operate our facilities.

Item 1.	Business, continued

Strategy

Nucor has historically focused on greenfield growth and on optimizing existing operations in order to keep them state-of-the-art and globally competitive. Capital expenditures are currently projected to be approximately $940 million in 2007, more than two-and-a-half times our capital expenditures in 2006. While approximately $500 million of the 2007 capital spending is allocated to our greenfield projects, the remainder is an estimate of what we will spend to maintain the productivity and efficiency of our existing facilities. In recent years, our focus has expanded to include growing profitably through acquisitions and through joint ventures that leverage new technologies.

Recent Acquisitions, Greenfield Projects and Joint Ventures

In July 2004, Nucor’s wholly owned subsidiary, Nucor Steel Tuscaloosa, Inc., purchased substantially all of the steelmaking assets of Corus Tuscaloosa for a cash price of approximately $89.4 million. The facility is a coiled plate mill that manufactures pressure vessel steel coil, discrete plate and cut-to-length plate products. Although this plant had an initial annual capacity of approximately 800,000 tons, our minimal investments in this facility combined with the benefits of our incentive pay program have increased the capacity to 1,200,000 tons currently. This acquisition was immediately accretive to earnings and made significant operating contributions through 2006.

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

In June 2005, Nucor’s wholly owned subsidiary, Nucor Steel Marion, Inc., purchased substantially all of the assets of Marion Steel Company for a cash purchase price of approximately $110.7 million. This facility produces angles, flats, rebar, rounds and signposts. This facility has grown its capacity from 400,000 tons to 450,000 tons largely as a result of our incentive-based compensation program.

In May 2006, Nucor’s wholly owned subsidiary, Nucor Steel Connecticut, Inc., purchased substantially all of the assets of Connecticut Steel Corporation for a cash purchase price of approximately $43.9 million. This facility produces wire rod, rebar, wire mesh and structural mesh. Located in Wallingford, Connecticut, the bar mill has an annual capacity of approximately 300,000 tons of wire rod and approximately 85,000 tons of wire mesh fabrication and structural mesh fabrication.

In November 2006, Nucor’s wholly owned subsidiary, Verco Decking, Inc., purchased substantially all of the assets of Verco Manufacturing Company, a producer of steel floor and roof decking in three locations in the western United States, for a cash purchase price of approximately $180.0 million. These facilities have an annual capacity of approximately 100,000 tons.

Nucor is also growing through “greenfield” projects using new technologies and growing globally through joint ventures.

Nucor began operations of its 100% owned Castrip® facility in Crawfordsville, Indiana, in 2002. This facility uses the breakthrough technology of strip casting, to which Nucor holds exclusive rights in the United

Item 1.	Business, continued

States and Brazil. Strip casting involves the direct casting of molten steel into final shape and thickness without further hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology. This process also reduces the overall environmental impact of producing steel by generating significantly lower emissions. In 2006, the Castrip facility in Indiana set monthly shipping records and began serving our first contract customers for Castrip products. In 2005, we selected Blytheville, Arkansas, as the location for our second Castrip production facility. The Blytheville, Arkansas, Castrip facility is under construction and is expected to begin operating in the second half of 2008. We also plan to establish at least one joint venture with a partner overseas in 2007 to utilize the Castrip technology.

Nucor established several joint ventures in the past few years, forming partnerships to grow in the light gauge steel framing industry and reinforcing steel construction market.

In March 2006, Nucor formed NEXFRAME, LP, a joint venture with Lennar Corporation. This joint venture was established to provide comprehensive light gauge steel framing solutions for residential construction markets across the nation.

In February 2004, Nucor purchased a one-half interest in Harris Steel, Inc., a wholly owned subsidiary of Harris Steel Group, Inc. (“Harris Steel”), to serve the western and northeastern United States rebar fabrication markets. In January 2007, Nucor made a cash tender offer for all of the shares of Harris Steel at Cdn$46.25 per share. The offer places an approximate value of Cdn$1.25 billion (US$1.07 billion) on the equity of Harris Steel. The acquisition, which will be Nucor’s largest to date, is expected to close in the first quarter, upon acceptance by the shareholders of Harris Steel and satisfactory resolution of regulatory approvals.

Raw Materials Projects

Nucor’s raw materials strategy includes the goal of controlling approximately 6,000,000 to 7,000,000 tons per year of high quality scrap substitutes for consumption by the steel mills.

In 2002, Nucor entered a joint venture with The Rio Tinto Group, Mitsubishi Corporation and Chinese steelmaker, Shougang Corporation, to construct a commercial HIsmelt® plant in Kwinana, Western Australia. The HIsmelt process converts iron ore fines and coal fines directly to liquid metal, eliminating the need for a blast furnace, sinter/pellet plants and coke ovens. Additionally, the HIsmelt technology offers an alternative supply of high-quality iron units as a scrap substitute. Nucor has a 25% interest in the joint venture that owns the HIsmelt commercial plant. Construction was completed and the start-up of operations began in 2005. The facility operated continuously through most of the second half of 2006. This plant has an initial annual capacity of 800,000 metric tons, which is expandable to over 1,500,000 metric tons.

In April 2003, Nucor entered a joint venture with Companhia Vale do Rio Doce (“CVRD”) to construct and operate an environmentally friendly pig iron project in northern Brazil. The project, named Ferro Gusa Carajás S.A. (“FGC”), utilizes two conventional mini-blast furnaces to produce about 380,000 metric tons of pig iron per year, using iron ore from CVRD’s Carajás mine in northern Brazil. The charcoal source is exclusively from eucalyptus trees grown in a cultivated forest of about 80,000 acres with the total project encompassing approximately 175,000 acres in northern Brazil. The cultivated forest removes more carbon dioxide from the atmosphere than the blast furnace emits. Production of pig iron began in the fourth quarter of 2005. Nucor is purchasing all of the production of the plant.

In September 2004, Nucor acquired the idled assets of a direct reduced iron (“DRI”) plant located in Louisiana and subsequently relocated these assets to Trinidad. Construction is complete and heat-up commenced in December 2006. In January 2007, Nucor announced successful ramp up to full production capacity of about

Item 1.	Business, continued

2,000,000 tons per year at Nu-Iron Unlimited. The Trinidad site benefits from a low cost supply of natural gas under a long-term contract and from favorable logistics for receipt of Brazilian iron ore and shipment of DRI to the United States.

Environmental Matters

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

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and to be innovative. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. Only 70 employees are located in our executive offices. All of Nucor’s 11,900 employees are engaged in its steel mills and steel products businesses. None of our employees are represented by labor unions.

Additional Information Incorporated by Reference

Additional information on Nucor’s business is incorporated by reference to Nucor’s 2006 Annual Report, pages 10 through 19.

Available Information

Nucor’s annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, are available on our website at www.nucor.com, as soon as reasonably practicable after Nucor files these reports electronically with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Item 1A.	Risk Factors

Many of the factors that affect our business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially negatively affect our business, financial condition and results of operations.

Our industry is cyclical and prolonged economic declines could have a material adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, appliance and automotive industries. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations and cash flows. Because steel producers generally have high fixed costs, reduced volumes result in operating inefficiencies. Over the five-year period ended December 31, 2006, our net earnings have varied from a high of $1.76 billion in 2006 to a low of $62.8 million in 2003. Future economic downturns or a prolonged stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Item 1A.	Risk Factors, continued

Overcapacity in the global steel industry could increase the level of steel imports, which may negatively affect our business, results of operations and cash flows.

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

Overcapacity in China, the world’s largest producer and consumer of steel, has the potential to result in a further increase in imports of low-priced, unfairly traded steel to the United States. In recent years, capacity growth in China has significantly exceeded the growth in Chinese market demand. A continuation of this unbalanced growth trend or a significant decrease in China’s rate of economic expansion could result in China increasing steel exports.

The results of our operations are sensitive to volatility in steel prices and changes in the cost of raw materials, particularly scrap steel.

We rely to a substantial extent on outside vendors to supply us with raw materials that are critical to the manufacture of our products. We acquire our primary raw material, steel scrap, from numerous sources throughout the country. Although we believe that the supply of scrap is adequate to operate our facilities, purchase prices of these critical raw materials are subject to volatility and growing scrap exports to satisfy the scrap demand of global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us.

If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to our customers and accepted customer orders for our products prior to purchasing necessary raw materials, we may be unable to raise the price of our products to cover all or part of the increased cost of the raw materials, although we have successfully used a raw material surcharge in the steel mills segment since 2004. Also, if we are unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture sufficient quantities of our products. This could cause us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

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

Our steel making processes, and the manufacturing processes of many of our customers, are energy intensive and generate carbon dioxide and other “greenhouse gasses” (GHG’s).

The U.S. House of Representatives has recently created a Select Committee on Energy Independence and Global Warming. The Speaker of the House has also asked other committees in the House that have jurisdiction over energy, environment and technology policy to report legislation on these issues by June 2007. We expect the

Item 1A.	Risk Factors, continued

legislation, when adopted, will increase our energy and other operating costs. Unless this legislation addresses GHG’s globally, these increased costs would hurt our ability to compete with foreign steel producers who would not be subject to this legislation. These increased costs could also encourage more of our customers to relocate their manufacturing facilities to foreign countries that do not restrict GHG emissions and where Nucor is not positioned to sell or distribute our products. This legislation is also likely to increase energy costs for all U.S. consumers resulting in a weaker domestic economy.

We plan to continue to implement acquisition strategies and may encounter difficulties in integrating businesses we acquire.

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

Some of our competitors who have emerged from bankruptcy have been able to significantly reduce their operating costs, which could negatively impact our competitive position.

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

Our operations are capital intensive. For the five-year period ended December 31, 2006, our total capital expenditures, excluding acquisitions, were approximately $1.41 billion. Our business also requires substantial

Item 1A.	Risk Factors, continued

expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies to be financed by internally generated funds or from borrowings under our $700 million unsecured revolving credit facility, we cannot assure you that this will be the case. Any future significant acquisitions could require additional financing from external sources.

Environmental compliance and remediation could result in substantially increased costs and materially adversely impact our competitive position.

Our operations are subject to numerous federal, state and local laws and regulations relating to protection of the environment, and we, accordingly, make provision in our financial statements for the estimated costs of compliance. These laws are becoming increasingly stringent, resulting in inherent uncertainties in these estimates.

In 2000, we agreed to a comprehensive consent decree with the United States Environmental Protection Agency and certain states to resolve disputes about alleged past environmental violations. Under the terms of the consent decree, we are continuing to conduct tests at some of our facilities, perform corrective action where necessary and pilot various pollution control technologies. Our accrued environmental costs include the expenses we expect to incur as a result of our ongoing compliance with the terms of this consent decree.

Our competitors in the United States and in some western European and other countries with advanced industrial economies are subject to similar environmental laws and regulations. The specific impact on each competitor may vary, however, depending upon a number of factors, including the age and location of operating facilities, production processes (such as a electric-arc based versus an integrated producer) and the specific products and services it provides. To the extent that competitors, particularly foreign steel producers and manufacturers of competitive products, are not required to incur equivalent costs, our competitive position could be materially adversely impacted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal operating facilities by segment are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,210,000	Steel shapes
Berkeley County, South Carolina	1,940,000	Flat-rolled steel, steel shapes
Crawfordsville, Indiana	1,850,000	Flat-rolled steel
Decatur, Alabama	1,500,000	Flat-rolled steel
Norfolk, Nebraska	1,400,000	Steel shapes
Hickman, Arkansas	1,390,000	Flat-rolled steel
Plymouth, Utah	1,190,000	Steel shapes
Darlington, South Carolina	1,170,000	Steel shapes
Jewett, Texas	1,080,000	Steel shapes
Hertford County, North Carolina	1,010,000	Steel plate
Seattle, Washington	660,000	Steel shapes
Auburn, New York	450,000	Steel shapes
Kankakee, Illinois	400,000	Steel shapes
Marion, Ohio	520,000	Steel shapes
Tuscaloosa, Alabama	350,000	Steel plate
Jackson, Mississippi	340,000	Steel shapes
Birmingham, Alabama	280,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes
Steel products:
Norfolk, Nebraska	1,040,000	Joists, deck
Brigham City, Utah	750,000	Joists
Grapeland, Texas	660,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	530,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck

Our steel mills segment also includes a distribution center in Pompano Beach, Florida. In the steel products segment, we have additional operating facilities in St. Joe and Waterloo, Indiana; Terrell and Denton, Texas; Swansea, South Carolina; Oak Creek, Wisconsin; Phoenix, Arizona; Antioch and Fontana, California; and Dallas, Georgia. During 2006, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 89% and 79% of production capacity, respectively.

We also own our principal executive office in Charlotte, North Carolina.

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

None during the quarter ended December 31, 2006.

Executive Officers of the Registrant

Daniel R. DiMicco (56)—Mr. DiMicco has been a director of Nucor since 2000 and was elected Chairman in May 2006. Mr. DiMicco has served as Nucor’s President and Chief Executive Officer since September 2000 and served as Vice Chairman from June 2001 to May 2006. He was an Executive Vice President of Nucor from 1999 to 2000 and Vice President from 1992 to 1999, serving as General Manager of Nucor-Yamato Steel Company. Mr. DiMicco began his career with Nucor in 1982 at Nucor Steel, Plymouth, Utah.

Terry S. Lisenby (55)—Mr. Lisenby has been Chief Financial Officer, Treasurer and Executive Vice President since January 2000. He previously served as a Vice President and Corporate Controller of Nucor from 1991 to 1999. Mr. Lisenby began his career with Nucor as Corporate Controller in 1985.

John J. Ferriola (54)—Mr. Ferriola has been an Executive Vice President of Nucor since January 2002 and was a Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

Hamilton Lott, Jr. (57)—Mr. Lott has been an Executive Vice President of Nucor since September 1999 and was a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager of Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

D. Michael Parrish (54)—Mr. Parrish has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1990 to 1998. He was General Manager of Nucor Steel, Hickman, Arkansas from 1995 to 1998; General Manager of Nucor Steel, Jewett, Texas from 1991 to 1995; General Manager of Vulcraft, Brigham City, Utah from 1989 to 1991; Production Manager of Vulcraft, Fort Payne, Alabama from 1986 to 1989; Engineering Manager of Vulcraft, Brigham City, Utah from 1981 to 1986; and Engineer at Vulcraft, St. Joe, Indiana from 1975 to 1981.

Joseph A. Rutkowski (52)—Mr. Rutkowski has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1993 to 1998. He was General Manager of Nucor Steel, Hertford County, North Carolina, from August 1998 to November 1998; General Manager of Nucor Steel, Darlington, South Carolina from 1992 to 1998; Manager of Melting and Casting of Nucor Steel, Plymouth, Utah from 1991 to 1992; and Manager of Nucor Cold Finish, Norfolk, Nebraska from 1989 to 1991.

James M. Coblin (63)—Mr. Coblin has been Vice President of Human Resources since January 2000. He previously served as Nucor’s General Manager of Human Resources from 1996 to 1999. Mr. Coblin began his career with Nucor as Manager of Personnel Service in 1986.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2006 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2006 - October 28, 2006	1,600	$52.77	1,600	14,118
October 29, 2006 - November 25, 2006	—	—	—	14,118
November 26, 2006 - December 31, 2006	—	—	—	14,118

For the Quarter Ended December 31, 2006	1,600	$52.77	1,600	14,118

(1)	Includes commissions of $0.02 per share.
(2)	On September 5, 2000, the board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of the Company’s common stock. On September 8, 2004, the board of directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of September 30, 2004. At that time, the number of remaining shares authorized for repurchase increased from 4.2 million shares to 8.5 million shares. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. On December 6, 2005, the board of directors authorized the repurchase of up to an additional 10.0 million shares of its common stock, once the current repurchase authorization is completed. On May 11, 2006, the board of directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of a 2-for-1 stock split on the record date of May 19, 2006. At that time, the number of remaining shares authorized for repurchase increased from 12.5 million shares to 24.9 million shares.

Nucor has increased its cash dividend every year since the Company began paying dividends in 1973. In 2006, in addition to raising the base dividend by 33%, the board of directors doubled the supplemental dividend Nucor has been paying since the second quarter of 2005 to recognize Nucor’s extraordinary performance during the year. As a result, Nucor paid a total dividend of $1.88 per share in 2006 compared with $0.67 per share in 2005. In February 2007, the board of directors approved a 10% increase in Nucor’s quarterly base dividend to $0.11 per share and announced the continuation of the $0.50 per share quarterly supplemental dividend, resulting in an annualized dividend rate of $2.44 per share. The quarterly supplemental dividend of $0.50 per share represents a portion of a total supplemental dividend estimated to be $2.00 per share to be paid over the next four quarterly dividend payments. The payment of any future supplemental dividends will depend, however, upon Nucor’s earnings, cash flows and financial position during the balance of the current year, all of which could be adversely affected by many factors, including many over which the Company has little or no control. See the discussion of the factors that affect Nucor’s business and operations and involve risk and uncertainty in Item 1A. Risk Factors in this Annual Report on Form 10-K.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2006 Annual Report, pages 34 and 59.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2006 Annual Report, page 34.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2006 Annual Report, page 4 (Forward-looking Statements) and pages 20 through 30.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2006, 43% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly or annually. The remaining 57% of Nucor’s debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2006, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

Commodity Price Risk—In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In the first quarter of 2004, Nucor initiated a raw material surcharge designed to pass through the historically high cost of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2006, accumulated other comprehensive income (loss) includes $6.9 million in unrealized net-of-tax losses for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $12.6 million and $31.5 million, respectively. Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2006 Annual Report, pages 36 through 55.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting—Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are incorporated by reference to Nucor’s 2006 Annual Report, pages 36 through 37.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding Nucor’s directors contained in the Notice of 2007 Annual Meeting of Stockholders and Proxy Statement (the “Proxy Statement”) under the heading Election of Directors and the information regarding Nucor’s directors and executive officers contained in the Proxy Statement under the heading Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference. Pursuant to Item 401(b) of Regulation S-K, executive officers of Nucor are reported in Part I of this report. Information regarding the audit committee and the audit committee financial expert appearing under the heading Corporate Governance and Board of Directors in the Proxy Statement is incorporated by reference.

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

The information required by this item is included under the headings Compensation Discussion and Analysis, Executive Compensation, Compensation Committee, Compensation Committee Report on Executive Compensation and Director Compensation in Nucor’s Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to Nucor’s Proxy Statement under the heading Security Ownership of Management and Certain Beneficial Owners.

The information regarding the number of securities issuable under equity compensation plans and the related weighted average exercise price is incorporated by reference to the Proxy Statement under the heading Equity Compensation Plan Information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to Nucor’s Proxy Statement under the heading Corporate Governance and Board of Directors.

Item 14.	Principal Accountant Fees and Services

Information about the fees in 2006 and 2005 for professional services rendered by our independent registered public accounting firm is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm. The description of our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference from the same section of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

The following consolidated financial statements and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2006 Annual Report, pages 36 through 55:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings—Years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2006, 2005 and 2004

•	Consolidated Balance Sheets—December 31, 2006 and 2005

•	Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	20
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2006, 2005 and 2004	21

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

2*	Support Agreement, dated December 29, 2006, by and between Nucor Corporation and Harris Steel Group, Inc.

2(i)*	Lock-up Agreement, dated December 29, 2006, by and between Nucor Corporation and John Harris, David Harris, Judith Harris, Naomi Harris and Paul Kelly

3	Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 2, 2005)

3(i)	Certificate of amendment dated May 11, 2006 to Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 1, 2006)

3(ii)	By-Laws as amended December 4, 2001 (incorporated by reference to Form 10-K for year ended December 31, 2001)

4	Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Exhibit 4 to Nucor’s Form 8-K filed March 9, 2001)

4(i)	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iii)	Form of 4.875% Note due 2012 (included in Exhibit 4(ii) above) (incorporated by reference to Form S-4 filed December 13, 2002)

Exhibits,	continued

10	1997 Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(i)	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (incorporated by reference to Form 10-Q for quarter ended October 4, 2003) (1)

10(ii)	Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(iii)	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Nucor’s Form 8-K filed May 17, 2005) (1)

10(iv)	Form of Restricted Stock Unit Award Agreement – time-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(v)	Form of Restricted Stock Unit Award Agreement – retirement-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005 (1)

10(vi)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Form 10-Q for quarter ended April 1, 2006) (1)

10(vii)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(viii)	Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(ix)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(x)	Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xi)	Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)

10(xiii)	Multi-Year Revolving Credit Agreement, dated as of June 17, 2005 (incorporated by reference to Exhibit 10.1 to Nucor’s Form 8-K filed June 22, 2005)

10(xiv)	Senior Officers Severance Policy as Adopted by the Board of Directors, as amended on December 10, 2002 (incorporated by reference to Form 10-K for year ended December 31, 2002) (1)

10(xv)	Senior Officers Annual Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xvi)	Senior Officers Long-Term Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended July 5, 2003) (1)

10(xvii)	Senior Officers Long-Term Incentive Plan, Amendment No. 1 (incorporated by reference to Form 10-K for the year ended December 31, 2003) (1)

13*	2006 Annual Report (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of attorney

Exhibits,	continued

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/S/ DANIEL R. DIMICCO
Daniel R. DiMicco Chairman, President and Chief Executive Officer

Dated: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/ DANIEL R. DIMICCO Daniel R. DiMicco Chairman, President and Chief Executive Officer		* PETER C. BROWNING Peter C. Browning Lead Director

/S/ TERRY S. LISENBY Terry S. Lisenby Chief Financial Officer, Treasurer and Executive Vice President		* CLAYTON C. DALEY, JR. Clayton C. Daley, Jr. Director

/S/ JAMES D. FRIAS James D. Frias Vice President and Corporate Controller		* HARVEY B. GANTT Harvey B. Gantt Director

* VICTORIA F. HAYNES Victoria F. Haynes Director

* JAMES D. HLAVACEK James D. Hlavacek Director

* BERNARD L. KASRIEL Bernard L. Kasriel Director

* RAYMOND J. MILCHOVICH Raymond J. Milchovich Director

	*By:	/s/ Terry S. Lisenby
Terry S. Lisenby Attorney-in-fact

Dated: February 27, 2007

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	20
Schedule II — Valuation and Qualifying Accounts — Years ended December 31, 2006, 2005 and 2004	21

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2007 appearing in the December 31, 2006 Annual Report to Stockholders of Nucor Corporation (which report, consolidated financial statements, and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2007

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2006
LIFO Reserve	$381,852	$5,389	$—	$387,241
Year ended December 31, 2005
LIFO Reserve	$533,484	$(151,632)	$—	$381,852
Year ended December 31, 2004
LIFO Reserve	$157,586	$375,898	$—	$533,484

NUCOR CORPORATION

List of Exhibits to Form 10-K—December 31, 2006

Exhibit No.	Description of Exhibit
2	Support Agreement, dated December 29, 2006, by and between Nucor Corporation and Harris Steel Group, Inc.

2(i)	Lock-up Agreement, dated December 29, 2006, by and between Nucor Corporation and John Harris, David Harris, Judith Harris, Naomi Harris and Paul Kelly

13	2006 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of attorney

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002