Form 10-Q
period 2007-03-31
NUCOR CORP
filed 2007-05-08
CIK 73309

First

Quarter

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

301,704,034 shares of common stock were outstanding at March 31, 2007.

Nucor Corporation

Form 10-Q

March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	March 31, 2007	April 1, 2006 As Adjusted (Note 1)
Net sales	$3,768,885	$3,545,097

Costs, expenses and other:
Cost of products sold	2,991,598	2,778,171
Marketing, administrative and other expenses	136,210	143,200
Interest income, net	(9,162)	(5,732)
Minority interests	60,572	39,858

	3,179,218	2,955,497

Earnings before income taxes	589,667	589,600
Provision for income taxes	208,638	209,569

Net earnings	$381,029	$380,031

Net earnings per share:
Basic	$1.27	$1.22

Diluted	$1.26	$1.21

Average shares outstanding:
Basic	301,034	310,626
Diluted	303,482	313,748
Dividends declared per share	$0.61	$0.35

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 31, 2007	Dec. 31, 2006 As Adjusted (Note 1)
Assets
Current assets:
Cash and cash equivalents	$881,606	$785,651
Short-term investments	487,465	1,410,633
Accounts receivable, net	1,432,123	1,067,322
Inventories	1,408,285	1,141,194
Other current assets	218,954	278,265

Total current assets	4,428,433	4,683,065
Property, plant and equipment, net	2,978,735	2,856,415
Goodwill	625,117	143,265
Other intangible assets, net	308,144	5,015
Other assets	145,305	205,258

Total assets	$8,485,734	$7,893,018

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$92,774	$—
Accounts payable	796,320	516,640
Federal income taxes payable	136,051	—
Salaries, wages and related accruals	226,164	455,051
Accrued expenses and other current liabilities	428,069	450,226

Total current liabilities	1,679,378	1,421,917

Long-term debt due after one year	922,300	922,300

Deferred credits and other liabilities	545,533	448,084

Minority interests	201,860	243,366

Stockholders’ equity:
Common stock	149,150	149,006
Additional paid-in capital	221,201	195,543
Retained earnings	6,067,615	5,840,067
Accumulated other comprehensive income, net of income taxes	23,064	4,470

	6,461,030	6,189,086
Treasury stock	(1,324,367)	(1,331,735)

Total stockholders’ equity	5,136,663	4,857,351

Total liabilities and stockholders’ equity	$8,485,734	$7,893,018

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 31, 2007	April 1, 2006 As Adjusted (Note 1)
Operating activities:
Net earnings	$381,029	$380,031
Adjustments:
Depreciation	98,402	90,825
Stock-based compensation	7,649	8,305
Deferred income taxes	(16,946)	(18,331)
Minority interests	60,572	39,854
Settlement of natural gas hedges	(1,584)	(4,931)
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(122,598)	(68,123)
Inventories	(5,314)	3,832
Accounts payable	220,207	90,749
Federal income taxes	204,993	203,897
Salaries, wages and related accruals	(232,499)	(152,709)
Other	(28,401)	(6,008)

Cash provided by operating activities	565,510	567,391

Investing activities:
Capital expenditures	(91,349)	(69,871)
Sale of interest in affiliates	29,500	—
Investment in affiliates	(8,761)	(14,704)
Disposition of plant and equipment	178	1,439
Acquisitions (net of cash acquired)	(1,060,080)	—
Purchases of short-term investments	(74,265)	(220,308)
Proceeds from the sale of short-term investments	997,433	645
Proceeds from currency derivative contracts	517,241	—
Settlement of currency derivative contracts	(511,394)	—

Cash used in investing activities	(201,497)	(302,799)

Financing activities:
Net change in short-term debt	6,096	—
Issuance of common stock	6,601	38,011
Excess tax benefits from stock-based compensation	6,000	6,500
Distributions to minority interests	(105,600)	(50,142)
Cash dividends	(181,155)	(100,870)
Acquisition of treasury stock	—	(10,263)

Cash used in financing activities	(268,058)	(116,764)

Increase in cash and cash equivalents	95,955	147,828
Cash and cash equivalents - beginning of year	785,651	980,150

Cash and cash equivalents - end of three months	$881,606	$1,127,978

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2006. Certain amounts for the prior year have been reclassified to conform to the 2007 presentation.

Effective January 1, 2007, Nucor adopted the Financial Accounting Standards Board (“FASB”) Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This position statement eliminates Nucor’s previous policy to accrue in advance for planned major maintenance activities. In accordance with this position statement, Nucor now uses the deferral method of accounting for planned maintenance activities and has adjusted prior period financial statements to retrospectively apply this position statement. The effects of this adjustment on our 2006 financial statements are as follows (in thousands, except per share amounts):

	Consolidated Balance Sheet
	As of December 31, 2006
	As Previously Reported	Adjustments	As Adjusted
Other current assets	$270,236	$8,029	$278,265
Accrued expenses and other current liabilities	478,337	(28,111)	450,226
Minority interests	238,588	4,778	243,366
Retained earnings	5,808,705	31,362	5,840,067

	Consolidated Statements of Earnings
	Three Months (13 Weeks) Ended April 1, 2006
	As Previously Reported	Adjustments	As Adjusted
Cost of products sold	$2,779,042	$(871)	$2,778,171
Minority interests	40,326	(468)	39,858
Earnings before income taxes	588,261	1,339	589,600
Provision for income taxes	209,100	469	209,569
Net earnings	379,161	870	380,031
Net earnings per share:
Basic	1.22	—	1.22
Diluted	1.21	—	1.21

The effect of the adjustment on the consolidated statement of cash flows was not significant.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

Also effective January 1, 2007, Nucor adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting of uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (see Note 14). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

2.	ACQUISITION: Since 2004, Nucor has owned a one-half interest in the rebar fabricator Harris Steel Inc., a wholly owned subsidiary of Harris Steel Group Inc. (“Harris Steel”). In March 2007, a wholly owned subsidiary of Nucor acquired all the issued and outstanding shares of Harris Steel for a cash purchase price of Cdn$46.25 per Harris Steel share. The purchase price includes $1.06 billion paid in cash and $68.4 million of short-term debt assumed related to the net assets acquired. Nucor has also consolidated an additional $18.2 million of short-term debt related to its previous 50% ownership in Harris Steel Inc. As a result of the acquisition, Nucor has now consolidated this entity which was previously accounted for under the equity method. Harris Steel, which now operates as a subsidiary of Nucor, manufactures industrial products principally in the U.S. and Canada. Harris Steel also participates in steel trading on a worldwide basis, and in the distribution of reinforcing steel and related products to U.S. customers. The acquisition of Harris Steel has significantly advanced Nucor’s vertical integration strategy.

We have obtained preliminary independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. These valuations are subject to adjustment as additional information is obtained; however, these adjustments are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Harris Steel as of the date of acquisition (in thousands):

Current assets	$459,992
Property, plant and equipment	122,187
Goodwill	478,378
Other intangible assets	305,200
Other assets	565

Total assets acquired	1,366,322

Short-term debt	(68,365)
Other current liabilities	(108,891)
Deferred credits and other liabilities	(126,092)
Minority interests	(3,522)

Total liabilities assumed	(306,870)

Net assets acquired	$1,059,452

The preliminary purchase price allocation to the identifiable intangible assets is as follows (in thousands, except years):

		Weighted Average Life
Customer relationships	$271,400	22 years
Trade names	33,800	20 years

	$305,200	22 years

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The majority of the goodwill has been preliminarily allocated to the steel products segment (see Note 6).

The results of Harris Steel have been included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Nucor, assuming the acquisition of Harris Steel occurred at the beginning of each period are as follows:

	Three Months (13 Weeks) Ended
	March 31, 2007	April 1, 2006
Net sales	$3,945,510	$3,776,660
Net earnings	389,679	383,178
Net earnings per share:
Basic	$1.29	$1.23

Diluted	$1.28	$1.22

3.	SHORT-TERM INVESTMENTS: As of March 31, 2007 and December 31, 2006, short-term investments consisted entirely of variable rate demand notes (“VRDN’s”), which are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. All of the VRDN’s in which Nucor invests are secured by a direct-pay letter of credit issued by a high-credit quality financial institution. Nucor is able to receive the principal invested and interest accrued thereon no later than seven days after notifying the financial institution that Nucor has elected to tender the VRDN’s. VRDN’s trade at par value; therefore, no realized or unrealized gains or losses were incurred. Aggregate contractual maturities of the Company’s short-term investments are $100.8 million in 2015 and $386.7 million in 2028 and thereafter.

4.	INVENTORIES: Inventories consist of approximately 42% raw materials and supplies and 58% finished and semi-finished products at March 31, 2007 (48% and 52%, respectively, at December 31, 2006). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 51% of total inventories as of March 31, 2007 (63% as of December 31, 2006). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $411.7 million higher at March 31, 2007 ($387.2 million higher at December 31, 2006).

5.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $3.63 billion at March 31, 2007 ($3.54 billion at December 31, 2006).

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the quarter ended March 31, 2007 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Total
Balance at December 31, 2006	$2,007	$141,258	$143,265
Acquisitions	—	478,378	478,378
Other	—	3,474	3,474

Balance at March 31, 2007	$2,007	$623,110	$625,117

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Goodwill resulting from the acquisition of Harris Steel accounts for the majority of the increase in goodwill in the current period and is presented based upon Nucor’s preliminary purchase price allocation. The majority of goodwill is not tax deductible.

Intangible assets with estimated useful lives of five to 22 years are comprised of the following (in thousands):

	March 31, 2007		December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$271,400	$1,624	$—	$—
Trade names	33,800	116	—	—
Other	8,742	4,058	8,742	3,727

	$313,942	$5,798	$8,742	$3,727

Intangible asset amortization expense for the first quarter of 2007 and 2006 was $2.1 million and $0.3 million, respectively. Annual amortization expense is estimated to be $17.6 million in 2007; $29.3 million in 2008; $27.2 million in 2009; $24.9 million in 2010; and $22.7 million in 2011.

7.	CURRENT LIABILITIES: Drafts payable, included in accounts payable in the balance sheet, was $134.6 million at March 31, 2007 ($74.7 million at December 31, 2006).

Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $184.6 million at March 31, 2007 ($181.2 million at December 31, 2006).

8.	DEBT AND FINANCING ARRANGEMENTS: In addition to Nucor’s $700 million five-year unsecured revolving credit facility maturing in June 2010, under which no borrowings were outstanding at March 31, 2007, Harris Steel has credit facilities with two Canadian banks totaling approximately $127 million. Short-term debt outstanding of $90.3 million under these facilities bears interest at rates related to bank prime lending rates or the London Inter-Bank Offered Rates (LIBOR). Inventories and accounts receivable are pledged as collateral.

In addition, the business of Novosteel, of which Harris Steel owns 75%, is financed by trade credit arrangements totaling approximately $172.5 million with a number of Swiss-based banking institutions. These arrangements, principally letters of credit under trade finance facilities, are non-recourse to Nucor and its subsidiaries. As of March 31, 2007, there were outstanding borrowings of $2.5 million and outstanding letters of credit of $37.0 million under the Swiss trade credit arrangements for commitments to purchase inventories, which had not yet been received.

The fair values of Nucor’s short- and long-term debt approximate the carrying values.

9.	STOCK-BASED COMPENSATION: Stock Options – Nucor’s stock option plans provide that common stock options may be granted to key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. Outstanding options are exercisable six months after the grant date and have a term of seven years. Nucor did not grant any options during 2006 or during the first quarter of 2007 and does not expect to grant options to its employees, officers or non-employee directors in future periods. A summary of activity under Nucor’s stock option plans for the quarter ended March 31, 2007 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	2,461	$20.21
Exercised	(359)	18.38		$16,342
Canceled	—	—

Outstanding at March 31, 2007	2,102	$20.52	4.0 years	$93,768

Options exercisable at March 31, 2007	2,102	$20.52	4.0 years	$93,768

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

As of March 1, 2006, all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first quarter of 2007 ($2.5 million in the first quarter of 2006). The amount of cash received for the exercise of stock options totaled $6.6 million in the first quarter of 2007.

Restricted Stock Awards – Nucor’s Senior Officers Annual Incentive Plan (the “AIP”) and Long-Term Incentive Plan (the “LTIP”) authorize the award of shares of common stock to officers subject to certain conditions and restrictions. The LTIP provides for the award of shares of restricted common stock at the end of each LTIP performance measurement period at no cost to officers if certain financial performance goals are met during the period. One-third of the LTIP restricted stock award vests upon each of the first three anniversaries of the award date or, if earlier, upon the officer’s attainment of age fifty-five while employed by Nucor. Although participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period.

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

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first quarter of 2007 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	553	$39.14
Granted	464	64.26
Vested	(431)	49.31
Canceled	—	—

Unvested at March 31, 2007	586	$51.56

Shares reserved for future grants	2,267

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $5.0 million and $5.8 million in the first quarter of 2007 and 2006, respectively. At March 31, 2007, unrecognized compensation expense related to unvested restricted stock was $9.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units – In June 2006, Nucor granted restricted stock units (“RSU’s”) to key employees, officers and non-employee directors for the first time. The RSU’s typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSU’s awarded to senior officers vest upon the officer’s retirement. Retirement, for purposes of vesting in these units only, means termination of employment with approval of the Compensation and Executive Development Committee after satisfying age and years of service requirements. RSU’s granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the board of directors.

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

The fair value of the RSU’s is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock for the first quarter of 2007 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	597	$52.64
Granted	—	—
Vested	(2)	52.64
Canceled	(2)	52.64

Unvested at April 1, 2007	593	$52.64

Shares reserved for future grants	18,316

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Compensation expense for RSU’s was $2.6 million in the first quarter of 2007 (none in the first quarter of 2006). As of March 31, 2007, there was $21.8 million of total unrecognized compensation cost related to nonvested RSU’s, which is expected to be recognized over a weighted-average period of 1.7 years.

10.	DERIVATIVES: Nucor utilizes forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions. These instruments are measured at their fair value with any foreign exchange gain/loss recorded in the same line as the underlying transactions (cost of products sold or marketing, administrative and other expenses) if they do not meet hedge accounting criteria. Derivatives meeting hedging requirements are also measured at fair value; however, any unrealized gains or losses are recorded as accumulated other comprehensive income until final settlement, at which time the gains/losses are recorded in the same line as the underlying transactions.

In January 2007, the Company entered into forward foreign currency contracts in order to mitigate the risk of currency fluctuation on our anticipated acquisition of Harris Steel. These contracts had a notional value of Cdn$600 million and settled in March 2007 resulting in a recognized gain of $5.8 million included in marketing, administrative and other expenses.

At March 31, 2007, the company had entered into currency contracts with Swiss financial institutions to receive a total of $20.3 million at various dates up to June 2007 in exchange for Cdn$23.8 million. Each contract was entered into in relation to purchase order obligations for steel payable in U.S. funds or the anticipated receipt of Canadian funds related to receivables.

11.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $22.4 million of accrued environmental costs at March 31, 2007 ($23.0 million at December 31, 2006), $19.1 million was classified in accrued expenses and other current liabilities ($19.7 million at December 31, 2006) and $3.3 million was classified in deferred credits and other liabilities ($3.3 million at December 31, 2006).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist that would have a material effect on the consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

12.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $62.7 million and $62.6 million in the first quarter of 2007 and 2006, respectively.

13.	INTEREST INCOME: The components of net interest income are as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2007	April 1, 2006
Interest income	$(19,653)	$(15,458)
Interest expense	10,491	9,726

Interest income, net	$(9,162)	$(5,732)

14.	INCOME TAXES: Nucor adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Nucor recognized a $31.1 million decrease to reserves for uncertain tax positions. At the adoption date, Nucor had approximately $92.4 million of unrecognized tax benefits, of which $90.2 million would affect Nucor’s effective tax rate, if recognized. At March 31, 2007, Nucor had approximately $95.9 million of unrecognized tax benefits.

Nucor recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income before taxes, which is consistent with the recognition of these items in prior reporting periods. As of March 31, 2007, Nucor had approximately $33.1 million of accrued interest and penalties related to uncertain tax positions.

Nucor has substantially concluded all U.S. federal income tax matters for years through 2004. The tax years 2003 through 2006 remain open to examination by the other major taxing jurisdictions to which Nucor is subject.

15.	COMPREHENSIVE INCOME: Total comprehensive income is composed primarily of net earnings, net unrealized gains and losses on cash flow hedges and foreign currency translation adjustments, all of which are presented net of tax. Total comprehensive income was $399.6 million and $362.7 million in the first quarter of 2007 and 2006, respectively.

16.	SEGMENTS: Nucor reports its results in the following segments: steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations/other. Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income tax assets and investments in affiliates.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2007	April 1, 2006 As Adjusted (Note 1)
Net sales to external customers:
Steel mills	$3,273,254	$3,149,426
Steel products	484,032	395,671
Other	11,599	—

	$3,768,885	$3,545,097

Intercompany sales:
Steel mills	$255,152	$255,398
Steel products	68,929	5,818
Corporate/eliminations/other	(324,081)	(261,216)

	$—	$—

Earnings (loss) before income taxes:
Steel mills	$735,329	$732,777
Steel products	51,095	41,768
Corporate/eliminations/other	(196,757)	(184,945)

	$589,667	$589,600

	March 31, 2007	As Adjusted Dec. 31, 2006
Segment assets:
Steel mills	$4,790,168	$4,717,734
Steel products	2,021,207	751,858
Corporate/eliminations/other	1,674,359	2,423,426

	$8,485,734	$7,893,018

Geographic information is as follows (in thousands):

	March 31, 2007	Dec. 31, 2006
Property, plant and equipment, net:
United States	$2,639,729	$2,624,231
Other	339,006	232,184

	$2,978,735	$2,856,415

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	March 31, 2007	April 1, 2006 As Adjusted (Note 1)
Basic net earnings per share:
Basic net earnings	$381,029	$380,031

Average shares outstanding	301,034	310,626

Basic net earnings per share	$1.27	$1.22

Diluted net earnings per share:
Diluted net earnings	$381,029	$380,031

Diluted average shares outstanding:
Basic shares outstanding	301,034	310,626
Dilutive effect of stock options and other	2,448	3,122

	303,482	313,748

Diluted net earnings per share	$1.26	$1.21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to volatility in steel prices and changes in the supply and cost of raw materials, including scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel and steel products, which, in the case of many of our products, is driven by the level of non-residential construction activity; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production and fluctuations in currency conversion rates; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the steel industry; (9) capital investments and their impact on our performance; and (10) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

Nucor and affiliates are manufacturers of steel products, with operating facilities primarily in the U.S. and Canada. Products produced include: carbon and alloy steel—in bars, beams, sheet and plate; steel joists and joist girders; steel deck; fabricated concrete reinforcing steel; cold finished steel; steel fasteners; metal building systems; light gauge steel framing; steel grating and expanded metal; and wire and wire mesh. Nucor is the nation’s largest recycler.

In March 2007, a wholly owned subsidiary of Nucor acquired all the issued and outstanding shares of Harris Steel Group Inc. (“Harris Steel”) for a cash purchase price of Cdn$46.25 per Harris Steel share. Harris Steel has several business units: Harris Rebar, which is involved in the fabrication and placing of concrete reinforcing steel and the design and installation of concrete post-tensioning systems; Laurel Steel, which is a manufacturer and distributor of wire and wire products, welded wire mesh and cold finished bar; and Fisher & Ludlow, which is a manufacturer and distributor of heavy industrial steel grating, aluminum grating and expanded metal. These operations serve customers throughout Canada and the United States. Harris Steel also participates in steel trading on a worldwide basis through Novosteel (owned 75% by Harris), and in the distribution of reinforcing steel and allied products to customers in the United States through Harris Supply Solutions. Harris Steel employs approximately 3,000 people throughout its organization. The results of Harris Steel, which were not significant in the first quarter, are included in the results of operations as of the date of acquisition.

Operations

Net sales for the first quarter of 2007 increased 6% to $3.77 billion, compared with $3.55 billion in the first quarter of 2006 due to an increase in total tons shipped to outside customers and by an increase in average sales price per ton. Total tons shipped to outside customers increased 1% from 5,621,000 tons in the first quarter of 2006 to 5,653,000 tons in the first quarter of 2007. Average sales price per ton increased 6% from $631 in the first quarter of 2006 to $667 in the first quarter of 2007.

In the first quarter of 2007, steel production was 5,585,000 tons, compared with 5,791,000 tons

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

produced in the first quarter of 2006, a decrease of 4%. Total steel shipments decreased 1% to 5,660,000 tons in the first quarter of 2007, compared with 5,721,000 tons in last year’s first quarter. Steel sales to outside customers decreased 1% to 5,229,000 tons, compared with 5,263,000 tons in last year’s first quarter. In the steel products segment, steel joist production during the first quarter was 121,000 tons, compared with 139,000 tons in the first quarter of 2006, a decrease of 13%. Steel deck sales were 106,000 tons, compared with 85,000 tons in last year’s first quarter, an increase of 25%. Cold finished steel sales decreased 6% to 90,000 tons, compared with 96,000 tons in the first quarter of 2006. During the first quarter of 2007, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 88% and 74%, respectively, compared with 93% and 77%, respectively, in the first quarter of 2006.

The major component of cost of products sold is raw material costs. In the first quarter of 2007, the average price of raw materials increased 9% from the first quarter of 2006. The average scrap and scrap substitute cost per ton used in our steel mills segment was $259 in the first quarter of 2007, an increase of 9% from $237 in the first quarter of 2006. Total energy costs decreased approximately $3 per ton from the first quarter of 2006 to the first quarter of 2007. Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $24.5 million in the first quarter of 2007, compared with a charge of $9.0 million in the first quarter of 2006. The LIFO charges for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

Pre-operating and start-up costs of new facilities increased to $11.2 million in the first quarter of 2007, compared with $6.0 million in the first quarter of 2006. For the first quarter of 2007, these costs primarily related to the Hlsmelt project in Kwinana, Western Australia, and the start-up of our new SBQ mill in Memphis, Tennessee. In the first quarter of 2006, these costs primarily related to the HIsmelt project and the refurbishment of the facility in Trinidad.

Gross margins were approximately 21% for the first quarter of 2007 compared with approximately 22% for the first quarter of 2006.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs remained flat from the first quarter of 2006 to the first quarter of 2007. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, decreased 2% from the first quarter of 2006 to the first quarter of 2007. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies. In addition, stock-based compensation expense is impacted by changes in Nucor’s stock price, which increased 19% during the first quarter of 2007 compared with an increase of 57% during the first quarter of 2006.

Net interest income increased 60% from $5.7 million in the first quarter of 2006 to $9.2 million in the first quarter of 2007. Although average investments decreased 7% due to the cash payment of $1.06 billion for the acquisition of Harris Steel in March 2007, the average interest rate earned on investments increased 38% over the first quarter of 2006. This increase was partially offset by an increase in the average interest rate on debt and by the addition of short-term debt assumed with the acquisition of Harris Steel.

Minority interests represent the income attributable to the minority partners of Nucor’s joint ventures, Nucor-Yamato Steel Company (“NYS”) and Novosteel S.A., of which Nucor owns 51% and 75%, respectively. Nucor obtained the investment in Novosteel in March 2007 with the acquisition of Harris Steel. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2007 and 2006, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Nucor had an effective tax rate of 35.4% in the first quarter of 2007, compared with 35.5% in the first quarter 2006.

Net earnings for the first quarter of 2007 were $381.0 million, similar to the first quarter of 2006’s net earnings of $380.0 million. Diluted net earnings per share increased 4% to $1.26 from $1.21 in the first quarter of 2006. Net earnings as a percentage of net sales were 10.1% in the first quarter of 2007 and 10.7% in the first quarter of 2006. The 4% increase in earnings per share reflects the effect of repurchasing approximately 11.5 million shares of Nucor’s common stock since the first quarter of 2006 (none were repurchased in the first quarter of 2007). Return on average stockholders’ equity was 30.9% and 34.3% in the first quarter of 2007 and 2006, respectively.

The outlook for the second quarter remains positive with rising prices for most of Nucor’s products favorably impacting margins as Nucor works through its higher cost scrap inventories. Overall, end-use demand remains very healthy for long products and plate. While conditions are expected to improve in the flat-rolled business, these improvements are coming from the very soft market conditions of the fourth quarter of 2006 and the first quarter of 2007. We expect this improvement to continue through the second and third quarters.

Liquidity and capital resources

The current ratio was 2.6 at the end of the first quarter of 2007 and 3.3 at year-end 2006. The percentage of long-term debt to total capital was 15% at the end of the first quarter of 2007 and at year-end 2006.

Capital expenditures increased approximately 31% during the first quarter of 2007 compared with the first quarter of 2006. Capital expenditures are projected to be approximately $940 million for all of 2007.

In February 2007, Nucor’s board of directors increased the regular quarterly cash dividend on Nucor’s common stock from $0.10 per share to $0.11 per share. In addition to the $0.11 per share base dividend amount, the board of directors approved the payment of a supplemental dividend of $0.50 per share, for a total dividend of $0.61 per share, payable on May 11, 2007 to stockholders of record on March 30, 2007.

In the first quarter of 2007, Nucor sold its interest in Ferro Gusa Carajás S. A. (“FGC”), a pig iron joint venture in northern Brazil, to its partner, Companhia Vale do Rio Doce (“CVRD”). Nucor has entered into an off-take agreement with CVRD for the production of this facility.

Existing cash and cash equivalents and short-term investments of approximately $1.06 billion funded the acquisition of Harris Steel in the first quarter. Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor believes it has the financial ability to borrow significant additional funds to finance major acquisitions and still maintain reasonable financial strength.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2006.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At March 31, 2007, accumulated other comprehensive income (loss) includes $6.0 million in unrealized net-of-tax gains for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our pre-tax natural gas hedge position by $15.5 million and $38.6 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be partially offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Foreign Currency Risk – Prior to the acquisition of Harris Steel, Nucor was principally a domestic manufacturer of steel and steel products with customers located primarily in the U.S. Nucor was exposed to currency fluctuations due to its joint ventures in Brazil and Australia and the direct reduced iron facility in Trinidad. With the acquisition of Harris Steel, Nucor became exposed to Canadian currency fluctuations and hedged a portion of the exposure associated with the closing of the transaction. Nucor has not hedged any other foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the quarter ended March 31, 2007, Nucor acquired Harris Steel (See Note 2 to the condensed financial statements included in Item 1). Nucor is in the process of incorporating these operations as part of our internal controls. Nucor has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Harris Steel. Nucor will report on its assessment of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Item 4. Controls and Procedures, continued

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the Harris Steel operations, as noted above.

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
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: May 8, 2007

NUCOR CORPORATION

List of Exhibits to Form 10-Q – March 31, 2007

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