Form 10-Q
period 2007-06-30
NUCOR CORP
filed 2007-08-07
CIK 73309

Second

Quarter

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

299,485,708 shares of common stock were outstanding at June 30, 2007.

Nucor Corporation

Form 10-Q

June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 30, 2007	July 1, 2006 As Adjusted (Note 1)	June 30, 2007	July 1, 2006 As Adjusted (Note 1)
Net sales	$7,936,995	$7,351,447	$4,168,110	$3,806,350

Costs, expenses and other:
Cost of products sold	6,395,503	5,707,966	3,403,905	2,929,795
Marketing, administrative and other expenses	285,135	289,802	148,925	146,602
Interest (income) expense, net	(4,183)	(15,320)	4,979	(9,588)
Minority interests	138,159	88,908	77,587	49,050

	6,814,614	6,071,356	3,635,396	3,115,859

Earnings before income taxes	1,122,381	1,280,091	532,714	690,491
Provision for income taxes	396,502	450,049	187,864	240,480

Net earnings	$725,879	$830,042	$344,850	$450,011

Net earnings per share:
Basic	$2.41	$2.67	$1.14	$1.45

Diluted	$2.39	$2.65	$1.14	$1.44

Average shares outstanding:
Basic	301,168	310,435	301,302	310,243
Diluted	303,406	313,352	303,330	312,955

Dividends declared per share	$1.22	$0.95	$0.61	$0.60

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 30, 2007	Dec. 31, 2006 As Adjusted (Note 1)
Assets
Current assets:
Cash and cash equivalents	$624,456	$785,651
Short-term investments	350,865	1,410,633
Accounts receivable, net	1,528,597	1,067,322
Inventories	1,565,150	1,141,194
Other current assets	326,778	278,265

Total current assets	4,395,846	4,683,065

Property, plant and equipment, net	2,997,084	2,856,415
Goodwill	625,117	143,265
Other intangible assets, net	303,150	5,015
Other assets	147,110	205,258

Total assets	$8,468,307	$7,893,018

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$23,540	$—
Accounts payable	799,692	516,640
Salaries, wages and related accruals	317,671	455,051
Accrued expenses and other current liabilities	431,972	450,226

Total current liabilities	1,572,875	1,421,917

Long-term debt due after one year	922,300	922,300

Deferred credits and other liabilities	555,212	448,084

Minority interests	235,331	243,366

Stockholders’ equity:
Common stock	149,260	149,006
Additional paid-in capital	236,154	195,543
Retained earnings	6,228,731	5,840,067
Accumulated other comprehensive income, net of income taxes	46,880	4,470

	6,661,025	6,189,086
Treasury stock	(1,478,436)	(1,331,735)

Total stockholders’ equity	5,182,589	4,857,351

Total liabilities and stockholders’ equity	$8,468,307	$7,893,018

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	June 30, 2007	July 1, 2006 As Adjusted (Note 1)

Operating activities:
Net earnings	$725,879	$830,042
Adjustments:
Depreciation	196,149	182,488
Stock-based compensation	23,386	19,579
Deferred income taxes	(52,976)	(46,923)
Minority interests	138,156	88,895
Settlement of natural gas hedges	(3,873)	(3,868)
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(196,132)	(207,965)
Inventories	(144,500)	(77,723)
Accounts payable	203,970	191,539
Salaries, wages and related accurals	(142,558)	(50,909)
Other	(9,937)	15,354

Cash provided by operating activities	737,564	940,509

Investing activities:
Capital expenditures	(198,674)	(137,316)
Sale of interest in affiliates	29,500	—
Investment in affiliates	(15,040)	(26,756)
Disposition of plant and equipment	740	1,674
Acquisitions (net of cash acquired)	(1,083,616)	(43,879)
Purchases of short-term investments	(276,945)	(594,633)
Proceeds from the sale of short-term investments	1,336,713	181,185
Proceeds from currency derivative contracts	517,241	—
Settlement of currency derivative contracts	(511,394)	—

Cash used in investing activities	(201,475)	(619,725)

Financing activities:
Net change in short-term debt	(64,231)	—
Issuance of common stock	9,895	44,240
Excess tax benefits from stock-based compensation	9,500	10,500
Distributions to minority interests	(149,857)	(81,678)
Cash dividends	(365,836)	(210,019)
Acquisition of treasury stock	(136,755)	(180,656)

Cash used in financing activities	(697,284)	(417,613)

Decrease in cash and cash equivalents	(161,195)	(96,829)
Cash and cash equivalents - beginning of year	785,651	980,150

Cash and cash equivalents - end of six months	$624,456	$883,321

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2006. Certain amounts for the prior year have been reclassified to conform to the 2007 presentation.

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

	Consolidated Balance Sheet
	As of December 31, 2006
	As Previously Reported	Adjustments	As Adjusted
Other current assets	$270,236	$8,029	$278,265
Accrued expenses and other current liabilities	478,337	(28,111)	450,226
Minority interests	238,588	4,778	243,366
Retained earnings	5,808,705	31,362	5,840,067

	Consolidated Statements of Earnings
	Six Months (26 Weeks) Ended			Three Months (13 Weeks) Ended
	July 1, 2006			July 1, 2006
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Cost of products sold	$5,705,017	$2,949	$5,707,966	$2,925,975	$3,820	$2,929,795
Minority interests	88,932	(24)	88,908	48,606	444	49,050
Earnings before income taxes	1,283,016	(2,925)	1,280,091	694,755	(4,264)	690,491
Provision for income taxes	451,072	(1,023)	450,049	241,972	(1,492)	240,480
Net earnings	831,944	(1,902)	830,042	452,783	(2,772)	450,011

Net earnings per share:
Basic	2.68	(0.01)	2.67	1.46	(0.01)	1.45
Diluted	2.65	(0.01)	2.65	1.45	(0.01)	1.44

The effect of the adjustment on the consolidated statement of cash flows was not significant.

Also effective January 1, 2007, Nucor adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting of uncertainty in income taxes recognized in financial statements in accordance with

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

FASB Statement No. 109, “Accounting for Income Taxes” (see Note 14). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

2.	ACQUISITIONS: Since 2004, Nucor has owned a one-half interest in the rebar fabricator Harris Steel Inc., a subsidiary of Harris Steel Group Inc. (“Harris Steel”). In March 2007, a wholly owned subsidiary of Nucor acquired all the issued and outstanding shares of Harris Steel for a cash purchase price of Cdn$46.25 per Harris Steel share. The purchase price includes $1.06 billion paid in cash and $68.4 million of short-term debt assumed related to the net assets acquired. Nucor also consolidated an additional $18.2 million of short-term debt related to its previous 50% ownership in Harris Steel Inc. As a result of the acquisition, Nucor has consolidated this entity which was previously accounted for under the equity method. Harris Steel, which now operates as a subsidiary of Nucor, manufactures industrial products principally in the U.S. and Canada. Harris Steel also participates in steel trading on a worldwide basis and distributes reinforcing steel and related products to U.S. customers.

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

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The results of Harris Steel have been included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Nucor, assuming the acquisition of Harris Steel occurred at the beginning of each period are as follows (in thousands, except per share data):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$8,113,620	$7,894,836	$4,168,110	$4,118,176
Net earnings	734,529	847,827	344,850	464,649
Net earnings per share:
Basic	$2.44	$2.73	$1.14	$1.50

Diluted	$2.42	$2.71	$1.14	$1.48

In June 2007, Harris Steel Inc. purchased the stock of South Pacific Steel Corp. (“SPS”) for a cash purchase price of approximately $27.6 million. SPS is a rebar fabricator and installer.

Also in June 2007, another wholly owned subsidiary of Nucor entered into a Merger Agreement to purchase substantially all the issued and outstanding shares of Magnatrax Corporation (“Magnatrax”) for a cash purchase price of approximately $280 million. The transaction is expected to close during the third quarter of 2007. Magnatrax produces custom-engineered metal building systems in seven locations throughout the United States.

In May 2006, Nucor’s wholly owned subsidiary, Nucor Steel Connecticut, Inc., purchased substantially all of the assets of Connecticut Steel Corporation for a cash purchase price of approximately $43.9 million. This facility produces wire rod, rebar, wire mesh and structural mesh.

3.	SHORT-TERM INVESTMENTS: As of June 30, 2007 and December 31, 2006, short-term investments consisted entirely of variable rate demand notes (“VRDN’s”), which are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. All of the VRDN’s in which Nucor invests are secured by a direct-pay letter of credit issued by a high-credit quality financial institution. Nucor is able to receive the principal invested and interest accrued thereon no later than seven days after notifying the financial institution that Nucor has elected to tender the VRDN’s. Since VRDN’s trade at par value, no realized or unrealized gains or losses were incurred. Aggregate contractual maturities of the Company’s short-term investments are $350.9 million in 2033 and thereafter.

4.	INVENTORIES: Inventories consist of approximately 41% raw materials and supplies and 59% finished and semi-finished products at June 30, 2007 (48% and 52%, respectively, at December 31, 2006). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 52% of total inventories as of June 30, 2007 (63% as of December 31, 2006). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $478.2 million higher at June 30, 2007 ($387.2 million higher at December 31, 2006).

5.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $3.73 billion at June 30, 2007 ($3.54 billion at December 31, 2006).

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended June 30, 2007 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Total
Balance at December 31, 2006	$2,007	$141,258	$143,265
Acquisitions	—	478,378	478,378
Purchase price adjustments	—	3,474	3,474

Balance at June 30, 2007	$2,007	$623,110	$625,117

Goodwill resulting from the acquisition of Harris Steel accounts for almost all of the increase in goodwill in the first half of 2007 and is presented based upon Nucor’s preliminary purchase price allocation. The majority of goodwill is not tax deductible.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	June 30, 2007		December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$271,400	$5,882	$—	$—
Trade names	33,800	520	—	—
Other	8,742	4,390	8,742	3,727

	$313,942	$10,792	$8,742	$3,727

Intangible asset amortization expense was $7.1 million and $0.7 million in the first six months of 2007 and 2006, respectively, and was $5.0 million and $0.3 million in the second quarter of 2007 and 2006, respectively. Annual amortization expense is estimated to be $17.4 million in 2007; $29.3 million in 2008; $27.2 million in 2009; $24.9 million in 2010; and $22.7 million in 2011.

7.	CURRENT LIABILITIES: Drafts payable, included in accounts payable in the balance sheet, was $130.9 million at June 30, 2007 ($74.7 million at December 31, 2006).

Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $183.7 million at June 30, 2007 ($181.2 million at December 31, 2006).

8.	DEBT AND OTHER FINANCING ARRANGEMENTS: In addition to Nucor’s $700 million five-year unsecured revolving credit facility maturing in June 2010, under which no borrowings were outstanding at June 30, 2007, Harris Steel has credit facilities with a Canadian bank totaling approximately $51.4 million. Short-term debt outstanding of $0.7 million under this facility bears interest at rates related to bank prime lending rates or the London Inter-Bank Offered Rates (LIBOR). Inventories and accounts receivable are pledged as collateral.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

In addition, the business of Novosteel, of which Harris Steel owns 75%, is financed by trade credit arrangements totaling approximately $172.5 million with a number of Swiss-based banking institutions. These arrangements, principally letters of credit under trade finance facilities, are non-recourse to Nucor and its subsidiaries. As of June 30, 2007, there were outstanding borrowings of $22.8 million and outstanding letters of credit of $19.4 million under the Swiss trade credit arrangements for commitments to purchase inventories, which had not yet been received.

9.	STOCK-BASED COMPENSATION: Stock Options – Nucor’s stock option plans provide that common stock options may be granted to key employees, officers and non-employee directors with exercise prices at 100% of the market price on the date of the grant. Outstanding options are exercisable six months after the grant date and have a term of seven years. Nucor did not grant any options during 2006 or during the six months ended June 30, 2007 and does not expect to grant options to its employees, officers or non-employee directors in future periods. A summary of activity under Nucor’s stock option plans for the six months ended June 30, 2007 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	2,461	$20.21
Exercised	(508)	19.46		$22,899
Canceled	—	—

Outstanding at June 30, 2007	1,953	$20.40	3.7 years	$74,684

Options exercisable at June 30, 2007	1,953	$20.40	3.7 years	$74,684

As of March 1, 2006 all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first six months of 2007 ($2.5 million in the first six months of 2006 and none in the second quarter of 2006). The amount of cash received from the exercise of stock options totaled $9.9 million and $3.3 million in the first half and second quarter of 2007, respectively.

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

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first six months of 2007 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	553	$39.14
Granted	464	64.26
Vested	(431)	49.31
Canceled	—	—

Unvested at June 30, 2007	586	$51.56

Shares reserved for future grants	2,267

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $9.0 million and $11.8 million in the first half of 2007 and 2006, respectively, and was $4.0 million and $6.0 million in the second quarter of 2007 and 2006, respectively. At June 30, 2007, unrecognized compensation expense related to unvested restricted stock was $8.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The fair value of the RSU’s is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first six months of 2007 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	597	$52.64
Granted	637	67.54
Vested	(291)	58.87
Canceled	(5)	57.38

Unvested at June 30, 2007	938	$60.79

Shares reserved for future grants	17,682

Compensation expense for RSU’s was $14.4 million and $5.2 million in the first half of 2007 and 2006, respectively, and was $11.8 million and $5.2 million in the second quarter of 2007 and 2006, respectively. As of June 30, 2007, there was $51.6 million of total unrecognized compensation cost related to nonvested RSU’s, which is expected to be recognized over a weighted-average period of 2.3 years.

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

In January 2007, the Company entered into forward foreign currency contracts in order to mitigate the risk of currency fluctuation on the fixed purchase price for the acquisition of Harris Steel, which closed in March 2007. These contracts had a notional value of Cdn$600 million and settled in March 2007 resulting in a recognized gain of $5.8 million included in marketing, administrative and other expenses in the first quarter.

11.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $21.9 million of accrued environmental costs at June 30, 2007 ($23.0 million at December 31, 2006), $18.6 million was classified in accrued expenses and other current liabilities ($19.7 million at December 31, 2006) and $3.3 million was classified in deferred credits and other liabilities ($3.3 million at December 31, 2006).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

12.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $117.0 million and $132.8 million in the first half of 2007 and 2006, respectively, and was $54.3 million and $70.2 million in the second quarter of 2007 and 2006, respectively.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

13.	INTEREST (INCOME) EXPENSE: The components of net interest (income) expense are as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Interest income	$(30,426)	$(35,250)	$(10,722)	$(19,792)
Interest expense	26,243	19,930	15,701	10,204

Interest (income) expense, net	$(4,183)	$(15,320)	$4,979	$(9,588)

14.	INCOME TAXES: Nucor adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Nucor recognized a $31.1 million decrease to reserves for uncertain tax positions. At the adoption date, Nucor had approximately $92.4 million of unrecognized tax benefits, of which $90.2 million would affect Nucor’s effective tax rate, if recognized. At June 30, 2007, Nucor had approximately $100.6 million of unrecognized tax benefits. Nucor does not expect any significant change in the total amount of unrecognized tax benefits within the next twelve months.

Nucor recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income before taxes, which is consistent with the recognition of these items in prior reporting periods. As of June 30, 2007, Nucor had approximately $37.1 million of accrued interest and penalties related to uncertain tax positions.

Nucor has substantially concluded all U.S. federal income tax matters for years through 2004. The tax years 2003 through 2006 remain open to examination by the other major taxing jurisdictions to which Nucor is subject.

15.	COMPREHENSIVE INCOME: Total comprehensive income is composed primarily of net earnings, net unrealized gains and losses on cash flow hedges and foreign currency translation adjustments, all of which are presented net of tax. Total comprehensive income was $767.1 million and $803.7 million in the first six months of 2007 and 2006, respectively ($367.5 million and $441.9 million in the second quarter of 2007 and 2006, respectively).

16.	SEGMENTS: Nucor reports its results in the following segments: steel mills and steel products. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations/other. Net sales to external customers of Novosteel S.A., a steel trading business of which Nucor owns 75%, are also included in Corporate/eliminations/other. Corporate assets primarily include cash and cash-equivalents, short-term investments, deferred income tax assets and investments in affiliates.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The company’s results by segment were as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 30, 2007	July 1, 2006 As Adjusted	June 30, 2007	July 1, 2006 As Adjusted
Net sales to external customers:
Steel mills	$6,609,410	$6,537,494	$3,336,156	$3,388,068
Steel products	1,232,791	813,953	748,759	418,282
Corporate/eliminations/other	94,794	—	83,195	—

	$7,936,995	$7,351,447	$4,168,110	$3,806,350

Intercompany sales:
Steel mills	$575,766	$508,470	$320,614	$253,072
Steel products	153,956	10,694	85,027	4,876
Corporate/eliminations/other	(729,722)	(519,164)	(405,641)	(257,948)

	$—	$—	$—	$—

Earnings before income taxes:
Steel mills	$1,402,794	$1,565,426	$667,465	$832,649
Steel products	120,727	89,470	69,632	47,702
Corporate/eliminations/other	(401,140)	(374,805)	(204,383)	(189,860)

	$1,122,381	$1,280,091	$532,714	$690,491

	June 30, 2007	Dec. 31, 2006 As Adjusted
Segment assets:
Steel mills	$4,947,189	$4,717,734
Steel products	2,295,876	751,858
Corporate/eliminations/other	1,225,242	2,423,426

	$8,468,307	$7,893,018

Geographic information is as follows (in thousands):

	June 30, 2007	Dec. 31, 2006
Property, plant and equipment, net:
United States	$2,650,080	$2,624,231
Other	347,004	232,184

	$2,997,084	$2,856,415

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 30, 2007	July 1, 2006 As Adjusted	June 30, 2007	July 1, 2006 As Adjusted
Basic net earnings per share:
Basic net earnings	$725,879	$830,042	$344,850	$450,011

Average shares outstanding	301,168	310,435	301,302	310,243

Basic net earnings per share	$2.41	$2.67	$1.14	$1.45

Diluted net earnings per share:
Diluted net earnings	$725,879	$830,042	$344,850	$450,011

Diluted average shares outstanding:
Basic shares outstanding	301,168	310,435	301,302	310,243
Dilutive effect of stock options and other	2,238	2,917	2,028	2,712

	303,406	313,352	303,330	312,955

Diluted net earnings per share	$2.39	$2.65	$1.14	$1.44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and the changes in the supply and cost of raw materials, including scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products; (4) pressure on sales and pricing from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production and fluctuations in international conversion rates; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the steel industry; (9) capital investments and their impact on our performance; and (10) our safety performance.

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

In March 2007, a wholly owned subsidiary of Nucor acquired all the issued and outstanding shares of Harris Steel Group Inc. (“Harris Steel”) for a cash purchase price of Cdn$46.25 per Harris Steel share. Harris Steel has several business units: Harris Rebar, which is involved in the fabrication and placing of concrete reinforcing steel and the design and installation of concrete post-tensioning systems; Laurel Steel, which is a manufacturer and distributor of wire and wire products, welded wire mesh and cold finished bar; and Fisher & Ludlow, which is a manufacturer and distributor of heavy industrial steel grating, aluminum grating and expanded metal. These operations serve customers throughout Canada and the United States. Harris Steel also participates in steel trading on a worldwide basis through Novosteel (owned 75% by Harris Steel), and distributes reinforcing steel and related products to customers in the United States through Harris Supply Solutions. Harris Steel employs approximately 3,000 people throughout its organization. The results of Harris Steel are included in the Company’s results of operations as of the date of acquisition.

Operations

Net sales for the first half of 2007 increased 8% from last year’s first half due to a 9% increase in average sales price per ton from $643 in the first half of 2006 to $704 in the first half of 2007 offset by a 1% decrease in total tons shipped to outside customers. Net sales for the second quarter of 2007 increased 10% from the second quarter of 2006 and increased 11% from the first quarter of this year. Average sales price per ton increased 13% from $654 in the second quarter of 2006 to $742 in the second quarter of 2007, while total tons shipped to outside customers decreased 3% from the record shipments in the second quarter of 2006. Average sales price per ton increased 11% from $667 in the first quarter of 2007, while total tons shipped to outside customers decreased 1%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Steel production was 11,103,000 tons in the first half of 2007, compared with 11,519,000 tons produced in the first half of 2006, a decrease of 4%. Total steel shipments decreased 5% to 11,067,000 tons in the first half of 2007, compared with 11,616,000 tons in last year’s first half. Steel sales to outside customers decreased 6% to 10,119,000 tons in the first half of 2007, compared with 10,713,000 tons in last year’s first half. In the steel products segment, steel joist production during the first half was 265,000 tons, compared with 281,000 tons in the first half of 2006, a decrease of 6%. Steel deck sales were 232,000 tons in the first half of 2007, compared with 179,000 tons in last year’s first half, an increase of 30%. Cold finished steel sales increased 10% to 206,000 tons in the first half of 2007, compared with 187,000 tons in the first half of 2006. With the acquisition of Harris Steel at the end of the first quarter, sales of fabricated concrete reinforcing steel were 204,000 tons in the first half of 2007. The average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 88% and 77%, respectively, in the first half of 2007, compared with 92% and 79%, respectively, in the first half of 2006.

The major component of cost of products sold is raw material costs. The average price of raw materials increased approximately 12% from the first half of 2006 to the first half of 2007, and increased approximately 16% from the second quarter of 2006 to the second quarter of 2007.

In the steel mills segment, the average price of raw materials used increased approximately 13% from the first half of 2006 to the first half of 2007, and increased approximately 16% from the second quarter of 2006 to the second quarter of 2007. The average scrap and scrap substitute cost per ton used in the first half of 2007 was $275, an increase of 14% compared with $242 in the first half of 2006. The average scrap and scrap substitute cost per ton used in our steel mills segment was $291 in the second quarter of 2007, an increase of 18% compared with $247 in the second quarter of 2006, and increased 12% compared with $259 in the first quarter of 2007. In the first half of 2007, Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $91.0 million, compared with a charge of $24.5 million in the first half of 2006. Nucor incurred a LIFO charge of $66.5 million in the second quarter of 2007, compared with a charge of $15.5 million in last year’s second quarter and a charge of $24.5 million in this year’s first quarter. The LIFO charges for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant.

In the steel products segment, the average price of raw materials used increased approximately 5% from the first half of 2006 to the first half of 2007 and from the second quarter of 2006 to the second quarter of 2007.

Total energy costs remained flat from the first half of 2006 to the first half of 2007, increased approximately $3 per ton from the second quarter of 2006 to the second quarter of 2007, and increased $2 per ton from the first quarter of 2007 to the second quarter of 2007.

Pre-operating and start-up costs of new facilities increased to $25.0 million in the first half of 2007, compared with $15.1 million in the first half of 2006. Pre-operating and start-up costs increased to $13.8 million in the second quarter of 2007, compared with $9.0 million in the second quarter of 2006. In 2007, these costs primarily related to the HIsmelt project in Kwinana, Western Australia, and the start-up of the SBQ mill in Memphis, Tennessee, and the building systems facility in Utah. In 2006, these costs primarily related to the HIsmelt project and the refurbishment of our direct reduced iron facility in Trinidad.

Gross margins were approximately 19% for the first half of 2007 and approximately 18% for the second quarter of 2007 compared with approximately 22% in the first half of 2006 and approximately 23% for the second quarter of 2006.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs remained flat from the first half of 2006 compared with the first half of 2007, and from the second quarter of 2006 to the second quarter of 2007. Profit sharing costs, which are based

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

upon and generally fluctuate with pre-tax earnings, decreased approximately 20% in the first half of 2007 compared with the first half of 2006, and decreased approximately 34% from the second quarter of 2006 to the second quarter of 2007. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies. In both the first half and the second quarter of 2007, the decrease in profit sharing costs was offset by increases in other compensation costs, including expense associated with restricted stock units.

Net interest income decreased from $15.3 million in the first half of 2006 to $4.2 million in the first half of 2007. Average investments decreased 28% due to the cash payment of $1.06 billion for the acquisition of Harris Steel in March 2007. This decrease was partially offset by an increase in the average interest rate earned on investments. An increase in the average interest rate on debt and the addition of short-term debt assumed with the acquisition of Harris Steel also contributed to the decrease in net interest income.

In the second quarter of 2007, Nucor had interest expense of $5.0 million compared with interest income of $9.6 million in the first quarter of the prior year, primarily due to a 49% decrease in average investments.

Minority interests represent the income attributable to the minority partners of Nucor’s joint ventures, Nucor-Yamato Steel Company (“NYS”) and Novosteel S.A., of which Nucor owns 51% and 75%, respectively. Nucor obtained the investment in Novosteel in March 2007 with the acquisition of Harris Steel. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first half of 2007, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Nucor had an effective tax rate of 35.3% in both the first six months and second quarter of 2007, compared with 35.2% in the first six months of 2006 and 34.8% in the second quarter of 2006.

Net earnings and earnings per share in the first half of 2007 decreased 13% and 10%, respectively, to $725.9 million and $2.39 per diluted share, compared with $830.0 million and $2.65 per diluted share in the first half of 2006. Net earnings and earnings per share in the second quarter of 2007 decreased 23% and 21%, respectively, to $344.9 million and $1.14 per diluted share, compared with $450.0 million and $1.44 per diluted share in the second quarter of 2006. The effect of decreased earnings on earnings per share was partially offset by the repurchase of approximately 10.4 million shares of Nucor’s common stock since the second quarter of 2006.

Net earnings as a percentage of net sales were 9% and 11%, respectively, in the first half of 2007 and 2006 and were 8% and 12%, respectively, in the second quarter of 2007 and 2006. Return on average stockholders’ equity was approximately 29.2% and 37.2% in the first half of 2007 and 2006, respectively.

Our outlook for the third quarter is in line with the results of the first half of 2007. In the second half of 2007, Nucor expects bar shipments to improve over the second quarter pace. We expect that the sheet market will continue to be challenging due to imports from China and the ongoing difficult conditions in the automotive and housing sectors. We project that our beam mills and plate mills will continue to experience strong demand. In addition, the outlook for the second half of 2007 is positive for Nucor’s downstream, value-added businesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and capital resources

The current ratio was 2.8 at the end of the first half of 2007 and 3.3 at year-end 2006. The percentage of long-term debt to total capital was 15% at the end of the first half of 2007 and at year-end 2006.

Capital expenditures increased approximately 45% from the first half of 2006 to the first half of 2007. Capital expenditures, excluding acquisitions, are projected to be approximately $700 million for all of 2007.

In June, Nucor’s board of directors declared the regular quarterly cash dividend on Nucor’s common stock of $0.11 per share and a supplemental cash dividend of $0.50 per share. The total dividend of $0.61 per share is payable on August 10, 2007 to stockholders of record on June 29, 2007.

Nucor repurchased approximately 2.5 million shares of Nucor’s common stock at a cost of approximately $154.2 million during the first six months of 2007 (all in the second quarter). Nucor repurchased approximately 3.8 million shares at a cost of about $196.7 million in the first half of 2006 and repurchased approximately 3.6 million shares at a cost of about $186.4 million in the second quarter of 2006. Approximately 11.6 million shares remain authorized for repurchase under the Company’s stock repurchase program.

In the first quarter of 2007, Nucor sold its interest in Ferro Gusa Carajás S. A. (“FGC”), a pig iron joint venture in northern Brazil, to its partner, Companhia Vale do Rio Doce (“CVRD”). Nucor has entered into an off-take agreement with CVRD for the production of this facility.

Nucor funded the $1.06 billion cash portion of the purchase price of Harris Steel paid in March 2007 from its cash and cash equivalents and liquidation of short-term investments. Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor believes it has the financial ability to borrow significant additional funds to finance major acquisitions and still maintain reasonable financial strength. Nucor expects to pay the approximately $280 million purchase price for the acquisition of Magnatrax with existing funds.

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

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Since the first quarter of 2004, Nucor has used a raw material surcharge to pass through the increased cost of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the time lag in passing through higher raw material costs so we can reduce volatility in our gross margins.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At June 30, 2007, accumulated other comprehensive income (loss) included $0.8 million in unrealized net-of-tax gains for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $26.1 million and $65.2 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Foreign Currency Risk – Prior to the acquisition of Harris Steel, Nucor was principally a domestic manufacturer of steel and steel products with customers located primarily in the U.S. Nucor was exposed to currency fluctuations, however, due to its joint ventures in Brazil and Australia and the direct reduced iron facility in Trinidad. When the Company entered into the agreement to acquire Harris Steel in January 2007, Nucor became exposed to Canadian currency fluctuations and hedged a portion of the exposure associated with the closing of the transaction in March 2007. Nucor has not hedged any other foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the quarter ended March 31, 2007, Nucor acquired Harris Steel. Nucor is in the process of incorporating these operations as part of our internal controls. Nucor has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Harris Steel. Nucor will report on its assessment of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than with respect to the Harris Steel operations, as noted above.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended June 30, 2007 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2007 - April 28, 2007	—	$—	—	14,118
April 29, 2007 - May 26, 2007	—	—	—	14,118
May 27, 2007 - June 30, 2007	2,500	61.68	2,500	11,618

For the Quarter Ended June 30, 2007	2,500	$61.68	2,500	11,618

(1)	Includes commissions of $0.02 per share.
(2)	On September 5, 2000, the board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of the Company’s common stock. On September 8, 2004, the board of directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of September 30, 2004. At that time, the number of remaining shares authorized for repurchase increased from 4.2 million shares to 8.5 million shares. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. On December 6, 2005, the board of directors authorized the repurchase of up to an additional 10.0 million shares of the Company’s common stock once the current repurchase authorization is completed. On May 11, 2006, the board of directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of a 2-for-1 stock split on the record date of May 19, 2006. At that time, the number of remaining shares authorized for repurchase increased from 12.5 million shares to 24.9 million shares.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 10, 2007, the following actions were taken:

Three directors were elected for terms of three years expiring in 2010: 253,536,042 shares were voted for Daniel R. DiMicco (5,881,666 withheld), 254,143,041 shares were voted for James D. Hlavacek (5,274,666 withheld) and 256,707,324 shares were voted for Raymond J. Milchovich (2,710,385 withheld). Peter C. Browning, Clayton C. Daley, Jr., Harvey B. Gantt, Victoria F. Haynes and Bernard L. Kasriel continue to serve as directors of the Company.

The Audit Committee’s selection of PricewaterhouseCoopers LLP to serve as Nucor’s independent registered public accounting firm for the year ending December 31, 2007 was ratified by a vote of 253,641,088 for, 4,090,680 against and 1,685,934 abstaining.

A stockholder proposal to modify the standard for electing Nucor’s directors was defeated by a vote of 100,251,638 for, 127,084,920 against and 3,038,775 abstaining.

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

Dated: August 7, 2007

NUCOR CORPORATION

List of Exhibits to Form 10-Q – June 30, 2007

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