Form 10-Q
period 2007-09-29
NUCOR CORP
filed 2007-11-06
CIK 73309

Third
Quarter
2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

Commission file number 1-4119

NUCOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1860817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1915 Rexford Road, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

(704) 366-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

287,926,784 shares of common stock were outstanding at September 29, 2007.

Nucor Corporation
Form 10-Q
September 29, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Sept. 29, 2007	Sept. 30, 2006 As Adjusted (Note 1)	Sept. 29, 2007	Sept. 30, 2006 As Adjusted (Note 1)

Net sales	$12,196,216	$11,282,680	$4,259,221	$3,931,233
Costs, expenses and other:
Cost of products sold	9,844,763	8,628,748	3,449,260	2,920,782
Marketing, administrative and other expenses	430,605	450,266	145,470	160,464
Interest (income) expense, net	(607)	(25,753)	3,576	(10,433)
Minority interests	214,653	147,568	76,494	58,660
	10,489,414	9,200,829	3,674,800	3,129,473

Earnings before income taxes	1,706,802	2,081,851	584,421	801,760
Provision for income taxes	599,701	730,173	203,199	280,124
Net earnings	$1,107,101	$1,351,678	$381,222	$521,636

Net earnings per share:
Basic	$3.71	$4.38	$1.30	$1.71
Diluted	$3.68	$4.34	$1.29	$1.70

Average shares outstanding:
Basic	298,468	308,569	293,096	304,835
Diluted	300,600	311,420	295,019	307,553

Dividends declared per share	$1.83	$1.55	$0.61	$0.60

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	Sept. 29, 2007	Dec. 31, 2006 As Adjusted (Note 1)
Assets

Current assets:
Cash and cash equivalents	$272,256	$785,651
Short-term investments	-	1,410,633
Accounts receivable, net	1,629,682	1,067,322
Inventories	1,604,580	1,141,194
Other current assets	256,905	278,265
Total current assets	3,763,423	4,683,065

Property, plant and equipment, net	3,101,981	2,856,415

Goodwill	812,220	143,265

Other intangible assets, net	471,944	5,015

Other assets	150,675	205,258

Total assets	$8,300,243	$7,893,018

Liabilities and stockholders' equity

Current liabilities:
Short-term debt	$22,265	$-
Accounts payable	784,329	516,640
Salaries, wages and related accruals	419,096	455,051
Accrued expenses and other current liabilities	442,218	450,226
Total current liabilities	1,667,908	1,421,917

Long-term debt due after one year	922,300	922,300

Deferred credits and other liabilities	591,173	448,084

Minority interests	230,278	243,366

Stockholders' equity:
Common stock	149,277	149,006
Additional paid-in capital	244,249	195,543
Retained earnings	6,433,374	5,840,067
Accumulated other comprehensive income	139,599	4,470
	6,966,499	6,189,086

Treasury stock	(2,077,915)	(1,331,735)

Total stockholders' equity	4,888,584	4,857,351

Total liabilities and stockholders' equity	$8,300,243	$7,893,018

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months (39 Weeks) Ended
	Sept. 29, 2007	Sept. 30, 2006 As Adjusted (Note 1)

Operating activities:
Net earnings	$1,107,101	$1,351,678
Adjustments:
Depreciation	298,280	273,678
Amortization	15,437	998
Stock-based compensation	33,875	30,200
Deferred income taxes	(91,191)	(43,038)
Minority interests	214,651	147,554
Settlement of natural gas hedges	(13,207)	(3,668)
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(239,401)	(214,474)
Inventories	(128,436)	(181,482)
Accounts payable	167,549	157,668
Federal income taxes	71,598	106,955
Salaries, wages and related accruals	(54,430)	57,869
Other	8,857	6,484

Cash provided by operating activities	1,390,683	1,690,422

Investing activities:
Capital expenditures	(330,586)	(240,175)
Sale of interest in affiliates	29,500	-
Investment in affiliates	(27,913)	(34,241)
Disposition of plant and equipment	804	1,978
Acquisitions (net of cash acquired)	(1,410,677)	(43,879)
Purchases of short-term investments	(276,945)	(803,253)
Proceeds from the sale of short-term investments	1,687,578	271,675
Proceeds from currency derivative contracts	517,241	-
Settlement of currency derivative contracts	(511,394)	-

Cash used in investing activities	(322,392)	(847,895)

Financing activities:
Net change in short-term debt	(66,461)	-
Repayment of long-term debt	-	(1,250)
Issuance of common stock	10,430	46,373
Excess tax benefits from stock-based compensation	9,500	12,200
Distributions to minority interests	(231,520)	(151,411)
Cash dividends	(549,606)	(395,793)
Acquisition of treasury stock	(754,029)	(500,199)

Cash used in financing activities	(1,581,686)	(990,080)

Decrease in cash and cash equivalents	(513,395)	(147,553)

Cash and cash equivalents - beginning of year	785,651	980,150

Cash and cash equivalents - end of nine months	$272,256	$832,597

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

	Consolidated Balance Sheet
	As of December 31, 2006
	As Previously Reported	Adjustments	As Adjusted

Other current assets	$270,236	$8,029	$278,265
Accrued expenses and other current liabilities	478,337	(28,111)	450,226
Minority interests	238,588	4,778	243,366
Retained earnings	5,808,705	31,362	5,840,067

	Consolidated Statements of Earnings
	Nine Months (39 Weeks) Ended September 30, 2006			Three Months (13 Weeks) Ended September 30, 2006
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted

Cost of products sold	$8,631,598	$(2,850)	$8,628,748	$2,926,581	$(5,799)	$2,920,782
Minority interests	148,036	(468)	147,568	59,104	(444)	58,660
Earnings before income taxes	2,078,533	3,318	2,081,851	795,517	6,243	801,760
Provision for income taxes	729,011	1,162	730,173	277,939	2,185	280,124
Net earnings	1,349,522	2,156	1,351,678	517,578	4,058	521,636
Net earnings per share:
Basic	4.37	0.01	4.38	1.70	0.01	1.71
Diluted	4.33	0.01	4.34	1.68	0.01	1.70

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

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

2.
ACQUISITIONS: Since 2004, Nucor has owned a one-half interest in the rebar fabricator Harris Steel Inc., the remaining one-half interest of which was owned by Harris Steel Group Inc. (“Harris Steel”). In March 2007, a wholly owned subsidiary of Nucor acquired all the issued and outstanding shares of Harris Steel for a cash purchase price of Cdn$46.25 per Harris Steel share. The purchase price includes approximately $1.06 billion paid in cash and $68.4 million of short-term debt assumed related to the net assets acquired. Nucor also consolidated an additional $18.2 million of short-term debt related to its previous 50% ownership in Harris Steel Inc. As a result of the acquisition, Nucor has consolidated Harris Steel Inc. which was previously accounted for under the equity method. Harris Steel, which now operates as a subsidiary of Nucor, manufactures industrial products principally in the U.S. and Canada. Harris Steel also participates in steel trading on a worldwide basis and distributes reinforcing steel and related products to U.S. customers.

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

Current assets	$460,037
Property, plant and equipment	122,187
Goodwill	478,337
Other intangible assets	305,217
Other assets	565
Total assets acquired	1,366,343

Short-term debt	(68,365)
Other current liabilities	(108,906)
Deferred credits and other liabilities	(126,098)
Minority interests	(3,522)
Total liabilities assumed	(306,891)

Net assets acquired	$1,059,452

The preliminary purchase price allocation to the identifiable intangible assets is as follows (in thousands, except years):

		Weighted Average Life
Customer relationships	$271,462	22 years
Trade names	33,755	20 years
	$305,217	22 years

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

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The results of Harris Steel have been included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Nucor, assuming the acquisition of Harris Steel occurred at the beginning of each period are as follows (in thousands, except per share data):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$12,372,841	$12,143,084	$4,259,221	$4,248,248
Net earnings	1,115,751	1,399,443	381,222	551,616
Net earnings per share:
Basic	$3.74	$4.54	$1.30	$1.81
Diluted	$3.71	$4.49	$1.29	$1.79

In June 2007, Harris Steel Inc. purchased the stock of South Pacific Steel Corp., a rebar fabricator and installer, for a cash purchase price of approximately $24.9 million. In addition, in August 2007, Harris Steel acquired Consolidated Rebar, Inc. for a cash purchase price of approximately $23.3 million. Consolidated has two rebar fabrication facilities in Arizona.

In August 2007, Nucor purchased substantially all the assets of LMP Steel & Wire Company (“LMP”) for a cash purchase price of approximately $27.2 million. Located in Maryville, Missouri, LMP is a producer of cold finished bar.

Also in August 2007, a wholly owned subsidiary of Nucor merged with Magnatrax Corporation ("Magnatrax"), a leading provider of custom-engineered metal building systems with seven fabricating plants located across the United States. The cash purchase price of $275.2 million includes approximately $158.7 million of goodwill that has been allocated to the steel products segment. The cash purchase price also includes $116.2 million of identifiable intangibles, primarily related to customer relationships which are being amortized over 21 years.

In May 2006, Nucor’s wholly owned subsidiary, Nucor Steel Connecticut, Inc., purchased substantially all of the assets of Connecticut Steel Corporation for a cash purchase price of approximately $43.9 million. This facility produces wire rod, rebar, wire mesh and structural mesh.

3.
SHORT-TERM INVESTMENTS: As of December 31, 2006, short-term investments consisted entirely of variable rate demand notes (“VRDN’s”), which are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. All VRDN’s were liquidated during the third quarter of 2007. All of the VRDN’s in which Nucor invests are secured by a direct-pay letter of credit issued by a high-credit quality financial institution. Nucor is able to receive the principal invested and interest accrued thereon no later than seven days after notifying the financial institution that Nucor has elected to tender the VRDN’s. Since VRDN’s trade at par value, no realized or unrealized gains or losses were incurred.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

4.
INVENTORIES: Inventories consist of approximately 43% raw materials and supplies and 57% finished and semi-finished products at September 29, 2007 (48% and 52% respectively, at December 31, 2006). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 51% of total inventories as of September 29, 2007 (63% of total inventories as of December 31, 2006). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $489.2 million higher at September 29, 2007 ($387.2 million higher at December 31, 2006).

5.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $3.83 billion at September 29, 2007 ($3.54 billion at December 31, 2006).

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended September 29, 2007 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Total
Balance at December 31, 2006	$2,007	$141,258	$143,265

Acquisitions	-	639,133	639,133

Purchase price adjustments	-	(15,740)	(15,740)

Translation	-	45,562	45,562

Balance at September 29, 2007	$2,007	$810,213	$812,220

Goodwill resulting from the acquisition of Harris Steel and Magnatrax accounts for almost all of the increase in goodwill in the first nine months of 2007 and is presented based upon Nucor’s preliminary purchase price allocation. The majority of goodwill is not tax deductible.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	September 29, 2007		December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$414,320	$12,658	$-	$-
Trademarks and trade names	52,686	1,051
Other	24,102	5,455	8,742	3,727
	$491,108	$19,164	$8,742	$3,727

Intangible asset amortization expense was $15.4 million and $1.0 million in the first nine months of 2007 and 2006, respectively, and was $8.3 million and $0.3 million in the third quarter of 2007 and 2006, respectively. Annual amortization expense is estimated to be $23.6 million in 2007; $40.8 million in 2008; $38.2 million in 2009; $35.8 million in 2010; and $32.8 million in 2011.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

7.	CURRENT LIABILITIES: Drafts payable and book overdrafts, included in accounts payable in the balance sheet, were $85.3 million at September 29, 2007 ($74.7 million at December 31, 2006).

Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $176.5 million at September 29, 2007 ($181.2 million at December 31, 2006).

8.
DEBT AND OTHER FINANCING ARRANGEMENTS: In addition to Nucor’s $700 million five-year unsecured revolving credit facility maturing in June 2010, Harris Steel has credit facilities with a Canadian bank totaling approximately $55.0 million. No borrowings were outstanding at September 29, 2007 under either facility.

In addition, the business of Novosteel, of which Harris Steel owns 75%, is financed by trade credit arrangements totaling approximately $197.5 million with a number of Swiss-based banking institutions. These arrangements, principally letters of credit under trade finance facilities, are non-recourse to Nucor and its other subsidiaries. As of September 29, 2007, there were outstanding borrowings of $22.3 million and outstanding letters of credit of $15.2 million under the Swiss trade credit arrangements for commitments to purchase inventories, which had not yet been received.

9.
STOCK-BASED COMPENSATION: Stock Options - Nucor’s stock option plans provide that common stock options may be granted to key employees, officers and non-employee directors with exercise prices at 100% of the market price on the date of the grant. Outstanding options are exercisable six months after the grant date and have a term of seven years. Nucor did not grant any options during 2006 or during the nine months ended September 29, 2007 and does not expect to grant options to its employees, officers or non-employee directors in future periods. A summary of activity under Nucor’s stock option plans for the nine months ended September 29, 2007 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaing Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	2,461	$20.21
Exercised	(547)	19.28		$24,556
Canceled	-	-
Outstanding at September 29, 2007	1,914	$20.47	3.5 years	$74,656

Options exercisable at September 29, 2007	1,914	$20.47	3.5 years	$74,656

As of March 1, 2006 all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first nine months of 2007 ($2.5 million in the first nine months of 2006 and none in the third quarter of 2006). The amount of cash received from the exercise of stock options totaled $10.4 million and $0.5 million in the first nine months and third quarter of 2007, respectively.

Restricted Stock Awards - Nucor’s Senior Officers Annual Incentive Plan (the “AIP”) and Long-Term Incentive Plan (the “LTIP”) authorize the award of shares of common stock to officers subject to certain conditions and restrictions. The LTIP provides for the award of shares of restricted common stock at the end of each LTIP performance measurement period at no cost to officers if certain financial performance goals are met during the period. One-third of the LTIP restricted stock award vests upon each of the first three anniversaries of the award date or, if earlier, upon the officer’s attainment of age fifty-five while employed by Nucor. Although participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first nine months of 2007 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	553	$39.14
Granted	464	64.26
Vested	(488)	49.24
Canceled	-	-
Unvested at September 29, 2007	529	$51.87

Shares reserved for future grants	2,267

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $13.8 million and $16.0 million in the first nine months of 2007 and 2006, respectively, and was $4.8 million and $4.2 million in the third quarter of 2007 and 2006, respectively. At September 29, 2007, unrecognized compensation expense related to unvested restricted stock was $6.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

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

The fair value of the RSU’s is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first nine months of 2007 is as follows (shares in thousands):

	Shares	Weighted Average Price
Restricted stock awards and units:
Unvested at beginning of year	597	$52.64
Granted	637	67.54
Vested	(294)	58.89
Canceled	(5)	57.38
Unvested at September 29, 2007	935	$60.79

Shares reserved for future grants	17,682

Compensation expense for RSU’s was $20.1 million and $11.7 million in the first nine months of 2007 and 2006, respectively, and was $5.7 million and $6.5 million in the third quarter of 2007 and 2006, respectively. As of September 29, 2007, there was $46.1 million of total unrecognized compensation cost related to nonvested RSU’s, which is expected to be recognized over a weighted-average period of 2.0 years.

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

11. CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $20.4 million of accrued environmental costs at September 29, 2007 ($23.0 million at December 31, 2006), $17.1 million was classified in accrued expenses and other current liabilities ($19.7 million at December 31, 2006) and $3.3 million was classified in deferred credits and other liabilities ($3.3 million at December 31, 2006).

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

12.  EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $175.9 million and $213.0 million in the first nine months of 2007 and 2006, respectively, and was $58.9 million and $80.2 million in the third quarter of 2007 and 2006, respectively.

13.  INTEREST (INCOME) EXPENSE: The components of net interest (income) expense are as follows (in thousands):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006

Interest income	$(37,302)	$(55,849)	$(6,876)	$(20,599)
Interest expense	36,695	30,096	10,452	10,166
Interest (income) expense, net	$(607)	$(25,753)	$3,576	$(10,433)

14.  INCOME TAXES: Nucor adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Nucor recognized a $31.1 million decrease to reserves for uncertain tax positions. At the adoption date, Nucor had approximately $92.4 million of unrecognized tax benefits, of which $90.2 million would affect Nucor’s effective tax rate, if recognized. At September 29, 2007, Nucor had approximately $89.4 million of unrecognized tax benefits. It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, we do not expect the change to have a significant impact on our results of operations or financial position.

Nucor recognizes interest and penalties accrued related to unrecognized tax benefits as a component of income before taxes, which is consistent with the recognition of these items in prior reporting periods. As of September 29, 2007, Nucor had approximately $33.3 million of accrued interest and penalties related to uncertain tax positions.

The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2005 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has substantially concluded U.S. federal income tax matters for years through 2004. The 2006 tax year is open to examination by the IRS. The tax years 2003 through 2006 remain open to examination by other major taxing jurisdictions to which Nucor is subject.

15.  COMPREHENSIVE INCOME: Total comprehensive income is composed primarily of net earnings, net unrealized gains and losses on cash flow hedges and foreign currency translation adjustments. Total comprehensive income was $1.24 billion and $1.31 billion in the first nine months of 2007 and 2006, respectively ($473.9 million and $503.5 million in the third quarter of 2007 and 2006, respectively).

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

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Sept. 29, 2007	Sept. 30, 2006 As Adjusted	Sept. 29, 2007	Sept. 30, 2006 As Adjusted
Net sales to external customers:
Steel mills	$9,953,526	$10,006,937	$3,344,116	$3,469,443
Steel products	2,086,286	1,275,743	853,495	461,790
Corporate/eliminations/other	156,404	-	61,610	-
	$12,196,216	$11,282,680	$4,259,221	$3,931,233

Intercompany sales:
Steel mills	$922,343	$781,303	$346,577	$272,833
Steel products	251,336	16,358	97,380	5,664
Corporate/eliminations/other	(1,173,679)	(797,661)	(443,957)	(278,497)
	$-	$-	$-	$-

Earnings before income taxes:
Steel mills	$2,147,304	$2,477,264	$744,510	$911,838
Steel products	207,599	142,473	86,872	53,003
Corporate/eliminations/other	(648,101)	(537,886)	(246,961)	(163,081)
	$1,706,802	$2,081,851	$584,421	$801,760

	Sept. 29, 2007	Dec. 31, 2006 As Adjusted
Segment assets:
Steel mills	$4,973,939	$4,717,734
Steel products	2,878,904	751,858
Corporate/eliminations/other	447,400	2,423,426
	$8,300,243	$7,893,018

Geographic information is as follows (in thousands):

	Sept. 29, 2007	Dec. 31, 2006
Property, plant and equipment, net
United States	$2,753,158	$2,624,231
Other	348,823	232,184
	$3,101,981	$2,856,415

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited), continued

17.  EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Nine Months (39 Weeks) Ended		Three Months (13 Weeks) Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Basic net earnings per share:
Basic net earnings	$1,107,101	$1,351,678	$381,222	$521,636

Average shares outstanding	298,468	308,569	293,096	304,835

Basic net earnings per share	$3.71	$4.38	$1.30	$1.71

Diluted net earnings per share:
Diluted net earnings	$1,107,101	$1,351,678	$381,222	$521,636

Diluted average shares outstanding:
Basic shares outstanding	298,468	308,569	293,096	304,835
Dilutive effect of stock options and other	2,132	2,851	1,923	2,718
	300,600	311,420	295,019	307,553

Diluted net earnings per share	$3.68	$4.34	$1.29	$1.70

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

Overview

Nucor and affiliates are manufacturers of steel products, with operating facilities primarily in the U.S. and Canada. Products produced include: carbon and alloy steel - in bars, beams, sheet and plate; steel joists and joist girders; steel deck; fabricated concrete reinforcing steel; cold finished steel; steel fasteners; metal building systems; light gauge steel framing; steel grating and expanded metal; and wire and wire mesh. Nucor is the nation's largest recycler.

In March 2007, a wholly owned subsidiary of Nucor acquired all the issued and outstanding shares of Harris Steel Group Inc. ("Harris Steel") for a cash purchase price of approximately $1.06 billion and $68.4 million of assumed short-term debt. Harris Steel has several business units: Harris Rebar, which is involved in the fabrication and placing of concrete reinforcing steel and the design and installation of concrete post-tensioning systems; Laurel Steel, which is a manufacturer and distributor of wire and wire products, welded wire mesh and cold finished bar; and Fisher & Ludlow, which is a manufacturer and distributor of heavy industrial steel grating, aluminum grating and expanded metal. These operations serve customers throughout Canada and the United States. Harris Steel also participates in steel trading on a worldwide basis through Novosteel (owned 75% by Harris Steel), and distributes reinforcing steel and related products to customers in the United States through Harris Supply Solutions. Harris Steel employs approximately 3,000 people throughout its organization. The results of Harris Steel are included in the Company’s results of operations as of the date of acquisition.

During the second and third quarters of 2007, Nucor acquired four downstream companies for a combined cash purchase price of approximately $350.6 million: Magnatrax Corporation, LMP Steel & Wire, South Pacific Steel Corp. and Consolidated Rebar, Inc. These acquisitions enhance Nucor’s product diversification and are part of the execution of Nucor’s strategy for profitable downstream growth.
Operations

Net sales for the first nine months of 2007 increased 8% to $12.20 billion, compared with $11.28 billion in last year’s first nine months. Average sales price per ton increased 8% from $662 in the first nine months of 2006 to $716 in the first nine months of 2007, while total tons shipped to outside customers remained flat compared to the first nine months of 2006. Net sales for the third quarter of 2007 increased 8% to $4.26 billion, compared with $3.93 billion in the third quarter of 2006. The increase was due to a 5% increase in average sales price per ton from $702 in the third quarter of 2006 to $738 in the third quarter of 2007, accompanied by a 3% increase in total tons shipped to outside customers. Average sales price per ton decreased 1% from the second quarter of 2007 to the third quarter of 2007, while total tons shipped to outside customers increased 3%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Steel production was 16,503,000 tons in the first nine months of 2007, compared with 17,318,000 tons produced in the first nine months of 2006, a decrease of 5%. Total steel shipments decreased 4% to 16,663,000 tons in the first nine months of 2007, compared with 17,286,000 tons in last year’s first nine months. Steel sales to outside customers decreased 5% to 15,157,000 tons in the first nine months of 2007, compared with 15,936,000 tons in last year’s first nine months. In the steel products segment, steel joist production during the first nine months was 409,000 tons, compared with 433,000 tons in the first nine months of 2006, a decrease of 6%. Steel deck sales increased to 355,000 tons in the first nine months of 2007, compared with 284,000 tons in last year's first nine months. Cold finished steel sales increased 23% to 322,000 tons in the first nine months of 2007 compared with 261,000 tons in the first nine months of 2006. With the acquisition of Harris Steel at the end of the first quarter, sales of fabricated concrete reinforcing steel were 385,000 tons in the first nine months of 2007. The average estimated utilization rates of all operating facilities in the steel mills and steel products segments were approximately 87% and 78%, respectively, in the first nine months of 2007, compared with 92% and 80%, respectively, in the first nine months of 2006.

The major component of cost of products sold is raw material costs. The average price of raw materials increased approximately 11% from the first nine months of 2006 to the first nine months of 2007, and increased approximately 9% from the third quarter of 2006 to the third quarter of 2007.

In the steel mills segment, the average prices of raw materials used increased approximately 12% from the first nine months of 2006, and increased approximately 10% from the third quarter of 2006. The average scrap and scrap substitute cost per ton used in our steel mills segment was $275 in the first nine months of 2007, an increase of 11% from $247 in the first nine months of 2006, and was $277 in the third quarter of 2007, an increase of 8% from $257 in the third quarter of 2006. Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $102.0 million in the first nine months of 2007, compared with a charge of $45.0 million in the first nine months of 2006. In the third quarter of 2007, the LIFO charge was $11.0 million, compared with a charge of $20.5 million in last year’s third quarter. The LIFO charges (credits) for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

In the steel products segment, the average price of raw materials used increased approximately 6% from the first nine months of 2006 to the first nine months of 2007, and increased approximately 8% from the third quarter of 2006 to the third quarter of 2007.

Total energy costs increased approximately $1 per ton from the first nine months of 2006 to the first nine months of 2007 and increased approximately $1 per ton from the third quarter of 2006 to the third quarter of 2007.

Pre-operating and start-up costs increased to $39.1 million in the first nine months of 2007, compared with $30.0 million in the first nine months of 2006. Pre-operating and start-up costs of new facilities were $14.1 million in the third quarter of 2007, compared with $14.9 million in the third quarter of 2006. In 2007, these costs primarily related to the HIsmelt project in Kwinana, Western Australia, the start-up of the SBQ mill in Memphis, Tennessee, and the building systems facility in Utah. In 2006, these costs primarily related to the HIsmelt project and the refurbishment of our direct reduced iron facility in Trinidad.

Gross margins were approximately 19% for the first nine months and third quarter of 2007, respectively, compared with approximately 24% and 26% for the first nine months and the third quarter of  2006, respectively. In addition to the factors discussed above, gross margins decreased due to a change in product mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 1% from the first nine months of 2006 to the first nine months of 2007 and approximately 4% from the third quarter of 2006 to the third quarter of 2007, primarily due to higher fuel costs. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, decreased approximately 24% in the first nine months of 2007 compared with the first nine months of 2006, and decreased approximately 30% from the third quarter of 2006 to the third quarter of 2007. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies.

Net interest income decreased from $25.8 million in the first nine months of 2006 to $0.6 million in the first nine months of 2007. Average investments decreased 43% primarily due to the cash payment of $1.4 billion for acquisitions and $754.0 million for repurchases of common stock. This decrease was partially offset by an increase in the average interest rate earned on investments. An increase in the average interest rate on debt and the addition of short-term debt assumed with the acquisition of Harris Steel also contributed to the decrease in net interest income.

In the third quarter of 2007, Nucor had net interest expense of $3.6 million compared with net interest income of $10.4 million in the third quarter of the prior year, primarily due to a 71% decrease in average investments.

Minority interests represent the income attributable to the minority owners of Nucor-Yamato Steel Company (“NYS”) and Novosteel S.A., of which Nucor owns 51% and 75%, respectively. Nucor obtained the investment in Novosteel in March 2007 with the acquisition of Harris Steel. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes.
In the first nine months of 2007 and 2006, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the limited partnership.

Nucor had an effective tax rate of 35.1% in the first nine months of 2007 and in the first nine months of 2006. Nucor had an effective tax rate of 34.8% in the third quarter of 2007, compared with 34.9% in the third quarter of 2006. The Internal Revenue Service is currently examining Nucor’s 2005 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit.

Net earnings and earnings per share in the first nine months of 2007 decreased 18% and 15%, respectively, to $1.11 billion and $3.68 per diluted share, compared with $1.35 billion and $4.34 per diluted share in the first nine months of 2006. Net earnings and earnings per share in the third quarter of 2007 decreased 27% and 24%, respectively, to $381.2 million and $1.29 per diluted share, compared with $521.6 million and $1.70 per diluted share in the third quarter 2006. The effect of decreased earnings on earnings per share was partially offset by the repurchase of 22.0 million shares of Nucor’s common stock since the second quarter of 2006.

Net earnings as a percentage of net sales were 9% and 12%, respectively, in the first nine months of 2007 and 2006, and were 9% and 13%, respectively, in the third quarter of 2007 and 2006. Return on average stockholders’ equity was approximately 30.5% and 40.3% in the first nine months of 2007 and 2006, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

We expect continued strength in bar, beam, plate and many of our downstream businesses. Market conditions for sheet are slowly improving with more balance between customer inventories and demand. We are also finally seeing a significant drop in imports, which has helped bring these inventories back into balance. Fourth quarter shipments will be impacted by the usual seasonal and holiday factors, including scheduled shut-downs at many of our facilities for regular maintenance. The biggest risks to our outlook for the fourth quarter and 2008 remain any further weakening in the economy and any significant reversal of the recent decreases in import levels.

Liquidity and capital resources

The current ratio was 2.3 at the end of the first nine months of 2007 and 3.3 at year-end 2006. The percentage of long-term debt to total capital was 15% at the end of the first nine months of 2007 and at year-end 2006.

Capital expenditures, excluding acquisitions, increased approximately 38% in the first nine months of 2007 compared with the first nine months of 2006. Capital expenditures, excluding acquisitions, are projected to be approximately $600 million for all of 2007.

In September 2007, Nucor’s board of directors declared a supplemental dividend of $0.50 per share in addition to the $0.11 per share base dividend. The total dividend of $0.61 per share is payable on November 9, 2007 to stockholders of record on September 28, 2007.

Nucor repurchased approximately 14.1 million shares of its common stock at a cost of approximately $754.0 million during the first nine months of 2007, and repurchased approximately 11.6 million shares at a cost of about $599.8 million during the third quarter of 2007. Nucor repurchased approximately 10.1 million shares at a cost of about $515.0 million during the first nine months of 2006, and repurchased approximately 6.3 million shares at a cost of about $318.3 million during the third quarter of 2006. In September 2007, the board of directors approved the repurchase of up to an additional 30 million shares of common stock, all of which remain available for repurchase.

In the first quarter of 2007, Nucor sold its interest in Ferro Gusa Carajás S. A. (“FGC”), a pig iron joint venture in northern Brazil, to its partner, Companhia Vale do Rio Doce (“CVRD”). Nucor has entered into an off-take agreement with CVRD for the production of this facility.

Nucor funded the $1.06 billion cash portion of the purchase price of Harris Steel paid in March 2007 from its cash and cash equivalents and liquidation of short-term investments. Nucor also paid for the acquisition of Magnatrax and other companies during the year with existing funds. Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor believes it has the financial ability to borrow significant additional funds to finance major acquisitions and still maintain its financial strength.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management believes that Nucor’s exposure to interest rate market risk has not significantly changed since December 31, 2006.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At September 29, 2007, accumulated other comprehensive income (loss) includes $2.7 million in unrealized net-of-tax losses for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $33.0 million and $82.5 million, respectively. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Foreign Currency Risk – Prior to the acquisition of Harris Steel, Nucor was principally a domestic manufacturer of steel and steel products with customers located primarily in the U.S.  Nucor was exposed to currency fluctuations, however, due to its joint ventures in Brazil and Australia and the direct reduced iron facility in Trinidad.  When the Company entered into the agreement to acquire Harris Steel in January 2007, Nucor became exposed to Canadian currency fluctuations and hedged a portion of the exposure associated with the closing of the transaction in March 2007.  Nucor has not hedged any other foreign currency exposure. The Company continues to be exposed to foreign currency risk through its operations in Canada.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended September 29, 2007 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2007 - July 28, 2007	1,498	$61.22	1,498	10,120
July 29, 2007 - August 25, 2007	10,120	50.21	10,120	-
August 26, 2007 - September 29, 2007	-	-	-	30,000

For the Quarter Ended September 29, 2007	11,618	$51.63	11,618	30,000

(1)	Includes commissions of $0.02 per share.
(2)
On September 5, 2000, the board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of the Company’s common stock. On September 8, 2004, the board of directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of the 2-for-1 stock split on the record date of September 30, 2004. At that time, the number of remaining shares authorized for repurchase increased from 4.2 million shares to 8.5 million shares. On April 21, 2005, the Company publicly announced the reactivation of this stock repurchase program. On December 6, 2005, the board of directors authorized the repurchase of up to an additional 10.0 million shares of the Company’s common stock once the current repurchase authorization is completed. On May 11, 2006, the board of directors resolved that the number of shares of common stock authorized for repurchase would increase 100% as a result of a 2-for-1 stock split on the record date of May 19, 2006. At that time, the number of remaining shares authorized for repurchase increased from 12.5 million shares to 24.9 million shares. On September 6, 2007, the board of directors approved the repurchase of up to an additional 30 million shares of common stock.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10	Employment Agreement of Ladd R. Hall (1)

10.1	Employment Agreement of R. Joseph Stratman (1)

10.2	2005 Stock Option and Award Plan, Amendment No. 1 (1)

10.3	Senior Officers Annual Incentive Plan, Amendment No. 1 (1)

10.4	Senior Officers Long-Term Incentive Plan, Amendment No. 2 (1)

10.5	Severance Plan for Senior Officers and General Managers (1)

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: November 6, 2007

NUCOR CORPORATION
List of Exhibits to Form 10-Q – September 29, 2007

Exhibit No.	Description of Exhibit

10	Employment Agreement of Ladd R. Hall (1)

10.1	Employment Agreement of R. Joseph Stratman (1)

10.2	2005 Stock Option and Award Plan, Amendment No. 1 (1)

10.3	Senior Officers Annual Incentive Plan, Amendment No. 1 (1)

10.4	Senior Officers Long-Term Incentive Plan, Amendment No. 2 (1)

10.5	Severance Plan for Senior Officers and General Managers (1)

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002