Form 10-K
period 2007-12-31
NUCOR CORP
filed 2008-02-27
CIK 73309

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 1-4119

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

Indication by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates was approximately $17.50 billion based upon the closing sales price of the registrant’s common stock on the last day of our most recently completed second fiscal quarter, June 30, 2007.

288,047,067 shares of common stock were outstanding at February 21, 2008.

Documents incorporated by reference include: Portions of 2007 Annual Report (Parts I, II and IV), and Notice of 2008 Annual Meeting of Stockholders and Proxy Statement (Part III) to be filed within 120 days after Nucor’s fiscal year end.

Nucor Corporation

i

PART I

Item 1.	Business

Overview

Nucor Corporation was incorporated in Delaware in 1958. The business of Nucor Corporation and its subsidiaries is the manufacture and sale of steel and steel products, which accounted for the majority of the sales and earnings in 2007, 2006 and 2005. The earnings in 2005 include other income of $9.2 million in settlement of claims against third parties related to environmental matters.

Nucor is North America’s largest recycler, using scrap steel as the primary material in producing our products. In 2007, we recycled approximately 21 million tons of scrap steel.

Segments

Nucor reports its results in the following segments: steel mills and steel products. Net sales to external customers, intercompany sales, depreciation expense, earnings before income taxes, assets and capital expenditures by segment for each of the three years in the period ended December 31, 2007 as well as geographic information for the two years ended December 31, 2007, are set forth in Note 21 of Notes to Consolidated Financial Statements of the 2007 Annual Report, which note is hereby incorporated by reference.

Principal Products Produced

Principal products from the steel mills segment are hot-rolled steel (angles, rounds, flats, channels, sheet, wide-flange beams, pilings, billets, blooms, beam blanks and plate) and cold-rolled steel. Principal products from the steel products segment are steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. Hot-rolled steel is manufactured principally from scrap, utilizing electric arc furnaces, continuous casting and automated rolling mills. Cold-rolled steel, cold finished steel, steel joists and joist girders, fabricated concrete reinforcing steel, grating and expanded metal, cold drawn wire and steel fasteners are manufactured by further processing of hot-rolled steel. Steel deck, light gauge steel framing and wire mesh are manufactured from cold-rolled and cold drawn steel.

Markets and Marketing

In the steel mills segment, hot-rolled and cold-rolled sheet steel are produced to customer orders. In addition, other hot-rolled and cold-rolled steel are manufactured in standard sizes and inventories are maintained. In 2007, approximately 92% of the steel mills segment production was sold to non-affiliated customers; the remainder was used internally by the steel products segment. Hot-rolled steel and cold-rolled steel are sold primarily to steel service centers, fabricators and manufacturers throughout the United States. In 2007, approximately 50% of our sheet steel sales were made to contract customers with the balance of sales made in the spot market at prevailing prices at the time of sale. These contracts permit price adjustments to reflect changes in prevailing raw material costs and typically have terms ranging from six to twelve months.

In the steel products segment, steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished products are maintained. The majority of sales contracts are firm fixed-price contracts and are normally competitively bid against other suppliers. Longer term contracts may permit price adjustments to reflect changes in prevailing raw materials costs. Reinforcing products are sold on a construction contract bid basis. Product applications include highways, bridges, reservoirs, utilities, hospitals, schools, airports, stadiums and high-rise buildings. Cold finished steel, steel fasteners, steel grating, wire and wire mesh are manufactured in standard sizes and inventories are maintained. Cold finished steel and steel fasteners are sold primarily to distributors and manufacturers throughout the United States and Canada.

Item 1.	Business, continued

Products from both segments are marketed mainly through in-house sales forces. The principal competitive factors are price and service. The markets that Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions. Considerable competition exists from numerous domestic manufacturers and foreign imports. Unfairly traded steel imports have devastated the U.S. steel industry and its workers. We have continued the aggressive trade case work in which we have engaged over the years with our participation in the current statutory five-year sunset reviews of existing duties. In late 2006, the United States International Trade Commission chose to remove the duties that were in place on many of the countries involved in dumping these products into the United States. As a result, more foreign steel may continue to enter our borders with negative effects on our business. We will continue to fight illegally dumped foreign steel in support of free and fair trade through the legal process. In 2007, Nucor aggressively supported the adoption of a Chinese Currency bill that would identify the mercantilist practices of currency manipulation that result in distorted trade, an insurmountable trade deficit and the loss of manufacturing jobs in the United States. Several bills were generated in the House and Senate, but none were put into law. Our effort was broad, reaching across multiple industries, and ultimately drew attention to the domestic manufacturing job loss issue. In 2008, we hope that newly proposed legislation will unite Congress in an effort to maintain and enforce laws ensuring free and fair trade. Nucor actively supports several organizations that promote free and fair trade and that oppose currency manipulation.

Backlog

In the steel mills segment, Nucor's backlog of orders was approximately $2.74 billion and $2.52 billion at December 31, 2007 and 2006, respectively. Nucor's backlog of orders in the steel products segment was approximately $1.51 billion and $572.4 million at December 31, 2007 and 2006, respectively. This increase in backlog of orders is due to the numerous acquisitions in the steel products segment in 2007. The majority of these orders will be filled within one year.

Raw Materials

The primary raw material for the steel mills segment is ferrous scrap, which is acquired from numerous sources throughout the country. With the escalation of scrap steel prices in 2003 and 2004, years in which prices increased 25% and 74%, respectively, Nucor successfully implemented a raw material sales price surcharge in 2004. This surcharge has helped offset the impact of significantly more volatile scrap prices and allowed us to purchase the scrap needed to fill our customers’ orders. The average scrap and scrap substitute cost per ton remained at historically high levels in 2006 and 2007, increasing slightly from $244 per ton in 2005 to $246 per ton in 2006 and increasing 13% to $278 in 2007. The primary raw material for the steel products segment is steel, which is almost entirely purchased from the steel mills segment.

The steel mills are also large consumers of electricity and natural gas. Nucor uses cash flow hedges and natural gas purchase contracts to partially manage its exposure to price risk of natural gas that is used during the manufacturing process. Historically, U.S.-based manufacturers have enjoyed competitive energy costs that have allowed them to compete on equal footing in what is becoming more and more a global market. In recent decades, our government has allowed a growing over-reliance on natural gas for the generation of electricity, while delaying or halting the construction of new coal-fired and nuclear power plants. At the same time, our government has prevented access to some of the most promising areas for natural gas exploration. As a result, natural gas prices have increased from less than $2.00 per mmbtu in the 1990’s (NYMEX Henry-Hub pricing) to a peak of more than $15.00 per mmbtu in December 2005 and to a calendar 2008 average price currently exceeding $8.00 per mmbtu. Since an increasing share of electricity is now generated using natural gas, higher natural gas prices are also increasing costs for consumers of electricity. Nucor actively supports several organizations that are promoting a more rational energy policy. We believe this is critical for not only our future business success, but also for the future of the U.S. economy. Supplies of raw materials and energy have been, and are expected to be, adequate to operate our facilities.

Item 1.	Business, continued

Strategy

Nucor has historically focused on greenfield growth and on optimizing existing operations in order to keep them state-of-the-art and globally competitive. Capital expenditures are currently projected to be approximately $800 million in 2008, an increase of more than 50% from 2007. While more than $300 million of the 2008 capital spending is allocated to our greenfield projects, the remainder is an estimate of what we will spend to maintain the productivity and efficiency of our existing facilities. In recent years, our focus has expanded to include growing profitably through acquisitions and through joint ventures that leverage new technologies.

Recent Acquisitions, Joint Ventures and Greenfield Projects

Nucor’s acquisitions over the past few years have strengthened our position as North America’s most diversified producer of steel and steel products. This diversity has been a significant factor in Nucor’s profitability.

The annual capacity of Nucor’s downstream value-added products has more than doubled since late 2006 to just under four million tons. We have done this with our very successful acquisitions of Verco Manufacturing Company in steel decking; Harris Steel Group Inc. in rebar fabrication, cold finished bars and metal grating; LMP Steel & Wire Company in cold finished bars; Magnatrax Corporation in metal buildings; and Nelson Steel, Inc. in wire mesh. We are looking forward to growing the already strong returns generated by these businesses.

We continue to increase our presence in the steel mills segment through greenfield projects such as our special bar quality (“SBQ”) mill in Memphis, Tennessee, which will have an estimated annual capacity of 850,000 tons. Complementing our mills in South Carolina and Nebraska, the Memphis mill positions Nucor to provide the most diverse, highest quality and lowest cost SBQ offering in North America. We are encouraged by the strong level of marketplace interest in what Memphis will be able to provide our customers. Production start-up is on schedule for the second quarter of this year.

Another greenfield project is the Castrip® facility under construction in Blytheville, Arkansas. Nucor began operations of its 100% owned Castrip facility in Crawfordsville, Indiana, in 2002. This facility uses the breakthrough technology of strip casting, to which Nucor holds exclusive rights in the United States and Brazil. Strip casting involves the direct casting of molten steel into final shape and thickness without further hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology. This process also reduces the overall environmental impact of producing steel by generating significantly lower emissions. In 2007, the Castrip facility in Indiana continued setting monthly production and shipping records. In 2005, we selected Blytheville, Arkansas, as the location for our second Castrip production facility. The Arkansas Castrip facility is expected to begin operating in the second half of 2008. We continue to explore potential new joint ventures utilizing the Castrip technology.

Raw Materials Projects

Recently, we expanded our vertical integration strategy to include upstream control of raw materials. Nucor’s raw materials strategy includes the goal of controlling approximately 6,000,000 to 7,000,000 tons per year of high quality scrap substitutes for consumption by the steel mills.

Implementation of Nucor’s raw materials strategy is off to an excellent start with 2007’s very successful start-up of Nu-Iron Unlimited, our direct reduced iron (“DRI”) plant in Trinidad. In its start-up year, Nu-Iron established itself as one of the world’s most productive DRI facilities, producing over 1.4 million metric tons of DRI. We expect to produce 1.8 million metric tons in 2008, and the Nu-Iron team is working on plans to expand this capacity. The Trinidad site benefits from a low cost supply of natural gas under a long-term contract and from favorable logistics for receipt of Brazilian iron ore and shipment of DRI to the United States.

Item 1.	Business, continued

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

In February 2008, Nucor announced the acquisition of SHV North America Corporation, which owns 100% of The David J. Joseph Company (“DJJ”) and certain affiliates, for a cash purchase price of approximately $1.44 billion. Since scrap is our largest single cost, this strategic investment provides an ideal growth platform for Nucor to expand its direct ownership in the steel scrap supply chain and further its raw materials strategy. DJJ operates over 30 scrap processing facilities with an annual capacity to process 3.5 million tons of ferrous scrap. Additionally, DJJ brokers over 20 million tons of ferrous scrap, internationally sources scrap, pig iron, and scrap substitutes, and brokers ferro-alloys and over one half billion pounds of non-ferrous metals. The DJJ Mill and Industrial Services business provides logistics and metallurgical blending operations and offers on-site handling and trading of industrial scrap. The DJJ Rail Services business oversees the largest private fleet of rail cars dedicated to scrap movement and offers complete railcar fleet management and leases for third parties. All of these businesses have strategic value to Nucor as the most diversified North American steel producer. We expect this acquisition to be completed in the first quarter of 2008.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and to be innovative. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. Only 80 employees are located in our executive offices. The majority of Nucor's 18,000 employees are engaged in its steel mills and steel products businesses and are not represented by labor unions.

Additional Information Incorporated by Reference

Additional information on Nucor's business is incorporated by reference to Nucor's 2007 Annual Report, pages 10 through 21.

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

Item 1A.	Risk Factors, continued

Our industry is cyclical and prolonged economic declines could have a material adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, appliance and automotive industries. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations and cash flows. Because steel producers generally have high fixed costs, reduced volumes result in operating inefficiencies. Over the five-year period ended December 31, 2007, our net earnings have varied from a high of $1.76 billion in 2006 to a low of $64.8 million in 2003. Future economic downturns or a prolonged stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in the global steel industry could increase the level of steel imports, which may negatively affect our business, results of operations and cash flows.

Global steel-making capacity exceeds global consumption of steel products. This excess capacity results in manufacturers in certain countries exporting significant amounts of steel and steel products at prices below their cost of production. These imports, which are also affected by demand in the domestic market, international currency conversion rates and domestic and international government actions, can result in downward pressure on steel prices, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in China, the world’s largest producer and consumer of steel, has the potential to result in a further increase in imports of low-priced, unfairly traded steel and steel products to the United States. In recent years, capacity growth in China has significantly exceeded the growth in Chinese market demand. A continuation of this unbalanced growth trend or a significant decrease in China’s rate of economic expansion could result in China increasing steel exports.

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

If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to our customers and accepted customer orders for our products prior to purchasing necessary raw materials, we may be unable to raise the price of our products to cover all or part of the increased cost of the raw materials, although we have successfully used a raw material surcharge in the steel mills segment since 2004. Also, if we are unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture sufficient quantities of our products. This could cause us to lose sales, incur additional costs and suffer harm to our reputation.

Changes in the availability and cost of electricity and natural gas are subject to volatile market conditions that could adversely affect our business.

Our steel mills are large consumers of electricity and natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by weather and political and economic factors beyond our control. Disruptions in the supply of

Item 1A.	Risk Factors, continued

our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs could materially adversely affect our business, results of operations, financial condition and cash flows.

Our steel making processes, and the manufacturing processes of many of our customers and suppliers, are energy intensive and generate carbon dioxide and other “Greenhouse Gasses” (GHG’s).

In 2007, several bills were introduced in the United States Senate that would regulate GHG and carbon dioxide emissions. This legislation, when adopted, will increase our energy and other operating costs. This legislation regulates domestic production but excludes imports from the same standards for a period of eight years, which will make domestic manufacturing uncompetitive with imported products during this time. These increased costs could also encourage more of our customers to relocate their manufacturing facilities to foreign countries that do not regulate GHG emissions and where Nucor is not positioned to sell or distribute our products. This legislation is also likely to increase energy costs for all U.S. consumers resulting in a weaker domestic economy.

We plan to continue to implement acquisition strategies and may encounter difficulties in integrating businesses we acquire.

We plan to continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. Realizing the anticipated benefits of acquisitions or other transactions will depend on our ability to integrate these businesses with our operations and to cooperate with our strategic partners. Our business, results of operations, financial condition and cash flows could be materially and adversely affected if we are unable to successfully integrate these businesses.

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

Congress has recently raised the Corporate Average Fuel Economy (“CAFE”) mileage requirements for new cars and light trucks produced beginning in 2011. Automobile producers may reduce the steel content of cars and trucks to achieve the new CAFE fuel economy standards, reducing demand for steel and resulting in an over-supply in North America.

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

Our operations are capital intensive. For the five-year period ended December 31, 2007, our total capital expenditures, excluding acquisitions, were approximately $1.69 billion. Our business also requires substantial

Item 1A.	Risk Factors, continued

expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies to be financed by internally generated funds or from borrowings under our $1 billion unsecured revolving credit facility, we cannot assure you that this will be the case. Additional acquisitions could require financing from external sources.

Environmental compliance and remediation could result in substantially increased costs and materially adversely impact our competitive position.

Our operations are subject to numerous federal, state and local laws and regulations relating to protection of the environment, and we, accordingly, make provision in our financial statements for the estimated costs of compliance. These laws are becoming increasingly stringent, resulting in inherent uncertainties in these estimates. To the extent that competitors, particularly foreign steel producers and manufacturers of competitive steel products, are not required to incur equivalent costs, our competitive position could be materially adversely impacted.

Changes in foreign currency may adversely affect our financial results.

Some of our steel products and other subsidiaries conduct their business in local currency and, for purposes of financial reporting, their results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will translate to fewer U.S. dollars.

The accounting treatment of goodwill and other intangible assets could result in future asset impairments, which would reduce our earnings.

We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. This calculation may be affected by the market conditions noted above, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal operating facilities by segment are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,210,000	Steel shapes
Berkeley County, South Carolina	2,020,000	Flat-rolled steel, steel shapes
Crawfordsville, Indiana	1,850,000	Flat-rolled steel
Decatur, Alabama	1,500,000	Flat-rolled steel
Hickman, Arkansas	1,440,000	Flat-rolled steel
Norfolk, Nebraska	1,400,000	Steel shapes
Plymouth, Utah	1,190,000	Steel shapes
Darlington, South Carolina	1,170,000	Steel shapes
Jewett, Texas	1,090,000	Steel shapes
Hertford County, North Carolina	1,020,000	Steel plate
Seattle, Washington	660,000	Steel shapes
Marion, Ohio	650,000	Steel shapes
Auburn, New York	450,000	Steel shapes
Kankakee, Illinois	400,000	Steel shapes
Tuscaloosa, Alabama	350,000	Steel plate
Jackson, Mississippi	340,000	Steel shapes
Birmingham, Alabama	280,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,040,000	Joists, deck
Brigham City, Utah	750,000	Joists
Grapeland, Texas	660,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	530,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck

Other products:
Point Lisas, Trinidad	2,030,000	Direct reduced iron

Our steel mills segment also includes a distribution center in Pompano Beach, Florida.

In the steel products segment, we have 22 additional operating facilities in 16 states. Harris Steel has 29 operating facilities in 18 states and 33 operating facilities in Canada and other foreign locations.

During 2007, the average utilization rates of all operating facilities in the steel mills and steel products segments were approximately 87% and 77% of production capacity, respectively.

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

None during the quarter ended December 31, 2007.

Executive Officers of the Registrant

Daniel R. DiMicco (57)—Mr. DiMicco has been a director of Nucor since 2000 and was elected Chairman in May 2006. Mr. DiMicco has served as Nucor’s President and Chief Executive Officer since September 2000 and served as Vice Chairman from June 2001 to May 2006. He was an Executive Vice President of Nucor from 1999 to 2000 and Vice President from 1992 to 1999, serving as General Manager of Nucor-Yamato Steel Company. Mr. DiMicco began his career with Nucor in 1982 at Nucor Steel, Plymouth, Utah.

Terry S. Lisenby (56)—Mr. Lisenby has been Chief Financial Officer, Treasurer and Executive Vice President since January 2000. He previously served as a Vice President and Corporate Controller of Nucor from 1991 to 1999. Mr. Lisenby began his career with Nucor as Corporate Controller in 1985.

John J. Ferriola (55)—Mr. Ferriola has been Chief Operating Officer of Steelmaking Operations since September 2007. He previously served as an Executive Vice President of Nucor from 2002 to 2007 and was a Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

Ladd R. Hall (51)—Mr. Hall has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor Steel, Berkeley County, South Carolina from 2000 to 2007; Vice President and General Manager of Nucor Steel, Darlington, South Carolina from 1998 to 2000; Vice President of Vulcraft, Brigham City, Utah from 1994 to 1998 and General Manager there from 1993 to 1994; General Manager of Vulcraft, Grapeland, Texas from June 1993 to September 1993; Sales Manager of Vulcraft, Brigham City, Utah from 1988 to 1993; and Inside Sales at Nucor Steel Plymouth, Utah from 1981 to 1988.

Hamilton Lott, Jr. (58)—Mr. Lott has been an Executive Vice President of Nucor since September 1999 and was a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager of Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

D. Michael Parrish (55)—Mr. Parrish has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1990 to 1998. He was General Manager of Nucor Steel, Hickman, Arkansas from 1995 to 1998; General Manager of Nucor Steel, Jewett, Texas from 1991 to 1995; General Manager of Vulcraft, Brigham City, Utah from 1989 to 1991; Production Manager of Vulcraft, Fort Payne, Alabama from 1986 to 1989; Engineering Manager of Vulcraft, Brigham City, Utah from 1981 to 1986; and Engineer at Vulcraft, St. Joe, Indiana from 1975 to 1981.

Joseph A. Rutkowski (53)—Mr. Rutkowski has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1993 to 1998. He was General Manager of Nucor Steel, Hertford County, North Carolina, from August 1998 to November 1998; General Manager of Nucor Steel, Darlington, South Carolina from 1992 to 1998; Manager of Melting and Casting of Nucor Steel, Plymouth, Utah from 1991 to 1992; and Manager of Nucor Cold Finish, Norfolk, Nebraska from 1989 to 1991.

R. Joseph Stratman (51)—Mr. Stratman has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor-Yamato Steel Company from 1999 to 2007. He was Vice President of Nucor Steel, Norfolk, Nebraska in 1999 and General Manager there from 1998 to 1999; Controller of Nucor-Yamato Steel Company from 1991 to 1998; and Controller of Nucor Building Systems, Waterloo, Indiana from 1989 to 1991.

James M. Coblin (64)—Mr. Coblin has been Vice President of Human Resources since January 2000. He previously served as Nucor’s General Manager of Human Resources from 1996 to 1999. Mr. Coblin began his career with Nucor as Manager of Personnel Service in 1986.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. In 2007, in addition to increasing the base dividend, the board of directors approved a supplemental dividend based on Nucor’s strong performance during the year. As a result, Nucor paid a total dividend of $2.43 per share in 2007 compared with $1.88 per share in 2006. In February 2008, the board of directors approved a 7% increase in Nucor’s quarterly base dividend to $0.32 per share and announced a supplemental dividend of $0.20 per share, for a total quarterly dividend of $0.52 per share. The payment of any future supplemental dividends depends on Nucor’s earnings, cash flows and financial position during the balance of the current year, all of which could be adversely affected by many factors, including many over which the Company has little or no control. See the discussion of the factors that affect Nucor’s business and operations and involve risk and uncertainty in Item 1A. Risk Factors in this Annual Report on Form 10-K.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2007 Annual Report, page 62.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2007 Annual Report, page 36.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2007 Annual Report, page 4 (Forward-looking Statements) and pages 22 through 32.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2007, 19% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly or annually. The remaining 81% of Nucor’s debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2007, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

Commodity Price Risk—In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Nucor has a raw material surcharge designed to pass through the high cost of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk, continued

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process when management believes it is prudent to do so. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2007, accumulated other comprehensive income (loss) includes $4.0 million in unrealized net-of-tax gains for the fair value of these derivative instruments. A sensitivity analysis of changes in the price of hedged natural gas purchases indicates that declines of 10% and 25% in natural gas prices would reduce the fair value of our natural gas hedge position by $32.5 million and $81.3 million, respectively. Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive income (loss), net of tax. Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Foreign Currency Risk—Prior to the acquisition of Harris Steel, Nucor was principally a domestic manufacturer of steel and steel products with customers located primarily in the U.S. Nucor was exposed to currency fluctuations, however, due to its joint ventures in Brazil and Australia and the direct reduced iron facility in Trinidad. When the Company entered into the agreement to acquire Harris Steel in January 2007, Nucor became exposed to Canadian currency fluctuations and hedged a portion of the exposure associated with the closing of the transaction in March 2007. The Company continues to be exposed to foreign currency risk through its operations in Canada.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2007 Annual Report, pages 37 through 58.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting—Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2007 are incorporated by reference to Nucor’s 2007 Annual Report, pages 37 and 38.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding Nucor’s directors contained in the Notice of 2008 Annual Meeting of Stockholders and Proxy Statement (the “Proxy Statement”) under the heading Election of Directors and the information regarding Nucor’s directors and executive officers contained in the Proxy Statement under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference. Pursuant to Item 401(b) of Regulation S-K, executive officers of Nucor are reported in Part I of this report. Information regarding the audit committee and the audit committee financial expert appearing under the heading Corporate Governance and Board of Directors in the Proxy Statement is incorporated by reference.

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

The information required by this item is included under the headings Compensation Discussion and Analysis, Corporate Governance and Board of Directors, Compensation and Executive Development Committee Report on Executive Compensation and Director Compensation in Nucor’s Proxy Statement and is incorporated herein by reference.

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

Information about the fees in 2007 and 2006 for professional services rendered by our independent registered public accounting firm is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm. The description of our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference from the same section of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

The following consolidated financial statements and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2007 Annual Report, pages 37 through 58:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings—Years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2007, 2006 and 2005

•	Consolidated Balance Sheets—December 31, 2007 and 2006

•	Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	18
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2007, 2006 and 2005	19

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 2, 2005)

3(i)	Certificate of amendment dated May 11, 2006 to Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 1, 2006)

3(ii)	By-Laws as amended and restated December 20, 2007 (incorporated by reference to Form 8-K filed December 20, 2007)

4	Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Form 8-K filed March 9, 2001)

4(i)	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iii)	Third Supplemental Indenture, dated as of December 3, 2007, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form 8-K filed December 4, 2007)

4(iv)	Form of 4.875% Notes due 2012 (included in Exhibit 4(ii) above) (incorporated by reference to Form S-4 filed December 13, 2002)

Exhibits, continued:

4(v)	Form of 5.00% Notes due 2012 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(vi)	Form of 5.75% Notes due 2017 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(vii)	Form of 6.40% Notes due 2037 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

10	1997 Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(i)	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (incorporated by reference to Form 10-Q for quarter ended October 4, 2003) (1)

10(ii)	Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(iii)	2005 Stock Option and Award Plan (incorporated by reference to Form 8-K filed May 17, 2005) (1)

10(iv)	2005 Stock Option and Award Plan, Amendment No. 1 (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(v)	Form of Restricted Stock Unit Award Agreement – time-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(vi)	Form of Restricted Stock Unit Award Agreement – retirement-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(vii)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Form 10-Q for quarter ended April 1, 2006) (1)

10(viii)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(ix)*	Amendment to Employment Agreement of Daniel R. DiMicco (1)

10(x)	Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xi)*	Amendment to Employment Agreement of Terry S. Lisenby (1)

10(xii)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xiii)*	Amendment to Employment Agreement of Hamilton Lott, Jr. (1)

10(xiv)	Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xv)*	Amendment to Employment Agreement of D. Michael Parrish (1)

10(xvi)	Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xvii)*	Amendment to Employment Agreement of Joseph A. Rutkowski (1)

10(xviii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)

10(xix)*	Amendment to Employment Agreement of John J. Ferriola (1)

Exhibits, continued:

10(xx)	Employment Agreement of Ladd R. Hall (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxi)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxii)	Severance Plan for Senior Officers and General Managers (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxiii)	Senior Officers Annual Incentive Plan (incorporated by reference to Form 10-Q for quarter ended July 5, 2003) (1)

10(xxiv)	Senior Officers Annual Incentive Plan, Amendment No. 1 (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxv)	Senior Officers Long-Term Incentive Plan (incorporated by reference to Form 10-Q for quarter ended July 5, 2003) (1)

10(xxvi)	Senior Officers Long-Term Incentive Plan, Amendment No. 1 (incorporated by reference to Form 10-K for year ended December 31, 2003) (1)

10(xxvii)	Senior Officers Long-Term Incentive Plan, Amendment No. 2 (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxviii)	Underwriting Agreement dated November 28, 2007 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed December 4, 2007)

13*	2007 Annual Report (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of attorney

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/S/ DANIEL R. DIMICCO
Daniel R. DiMicco Chairman, President and Chief Executive Officer

Dated: February 27, 2008

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

* JOHN H. WALKER John H. Walker Director

	*By:	/S/ TERRY S. LISENBY
Terry S. Lisenby Attorney-in-fact

Dated: February 27, 2008

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	18
Schedule II – Valuation and Qualifying Accounts — Years ended December 31, 2007, 2006 and 2005	19

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2008 appearing in the 2007 Annual Report to Stockholders of Nucor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2008

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2007
LIFO Reserve	$387,241	$194,287	$—	$581,528
Year ended December 31, 2006
LIFO Reserve	$381,852	$5,389	$—	$387,241
Year ended December 31, 2005
LIFO Reserve	$533,484	$(151,632)	$—	$381,852

NUCOR CORPORATION

List of Exhibits to Form 10-K – December 31, 2007

Exhibit No.	Description of Exhibit
10(ix)	Amendment to Employment Agreement of Daniel R. DiMicco

10(xi)	Amendment to Employment Agreement of Terry S. Lisenby

10(xiii)	Amendment to Employment Agreement of Hamilton Lott, Jr.

10(xv)	Amendment to Employment Agreement of D. Michael Parrish

10(xvii)	Amendment to Employment Agreement of Joseph A. Rutkowski

10(xix)	Amendment to Employment Agreement of John J. Ferriola

13	2007 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Powers of attorney

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002