Form 10-Q
period 2008-03-29
NUCOR CORP
filed 2008-05-07
CIK 73309

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 29, 2008

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
Yes ☐  No ☒

288,559,893 shares of common stock were outstanding at March 29, 2008.

Nucor Corporation
Form 10-Q
March 29, 2008

INDEX
			Page
Part I	Financial Information

	Item 1	Financial Statements (unaudited)

		Condensed Consolidated Statements of Earnings -
		Three Months (13 Weeks) Ended March 29, 2008 and March 31, 2007	3

		Condensed Consolidated Balance Sheets - March 29, 2008 and
		December 31, 2007	4

		Condensed Consolidated Statements of Cash Flows -
		Three Months (13 Weeks) Ended March 29, 2008 and March 31, 2007	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	16

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4	Controls and Procedures	21

Part II	Other Information

	Item 1A	Risk Factors	22

	Item 6	Exhibits	22

Signatures			22

List of Exhibits to Form 10-Q			23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	March 29, 2008	March 31, 2007

Net sales	$4,974,269	$3,768,885
Costs, expenses and other:
Cost of products sold	4,071,592	2,991,598
Marketing, administrative and other expenses	169,714	136,210
Interest expense (income), net	18,345	(9,162)
Minority interests	91,771	60,572
	4,351,422	3,179,218

Earnings before income taxes	622,847	589,667
Provision for income taxes	213,093	208,638
Net earnings	$409,754	$381,029

Net earnings per share:
Basic	$1.42	$1.27
Diluted	$1.41	$1.26

Average shares outstanding:
Basic	288,208	301,034
Diluted	290,201	303,482

Dividends declared per share	$0.52	$0.61

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 29, 2008	Dec. 31, 2007
Assets

Current assets:
Cash and cash equivalents	$733,995	$1,393,943
Short-term investments	-	182,450
Accounts receivable, net	1,965,002	1,611,844
Inventories	1,877,371	1,601,600
Other current assets	298,274	283,412
Total current assets	4,874,642	5,073,249

Property, plant and equipment, net	3,631,792	3,232,998

Goodwill	1,698,168	847,887

Other intangible assets, net	894,617	469,936

Other assets	241,302	202,052

Total assets	$11,340,521	$9,826,122

Liabilities and stockholders' equity

Current liabilities:
Short-term debt	$12,367	$22,868
Long-term debt due within one year	175,000	-
Accounts payable	1,345,322	691,668
Federal income taxes payable	131,151	-
Salaries, wages and related accruals	284,611	436,352
Accrued expenses and other current liabilities	421,194	431,148
Total current liabilities	2,369,645	1,582,036

Long-term debt due after one year	2,491,600	2,250,300

Deferred credits and other liabilities	766,401	593,423

Minority interests	287,181	287,446

Stockholders' equity:
Common stock	149,430	149,302
Additional paid-in capital	280,981	256,406
Retained earnings	6,880,580	6,621,646
Accumulated other comprehensive income,
net of income taxes	186,496	163,362
	7,497,487	7,190,716

Treasury stock	(2,071,793)	(2,077,799)

Total stockholders' equity	5,425,694	5,112,917

Total liabilities and stockholders' equity	$11,340,521	$9,826,122

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months (13 Weeks) Ended
	March 29, 2008	March 31, 2007

Operating activities:
Net earnings	$409,754	$381,029
Adjustments:
Depreciation	109,662	98,402
Amortization	13,411	2,005
Stock-based compensation	9,635	7,649
Deferred income taxes	(8,663)	(16,946)
Minority interests	91,769	60,572
Settlement of derivative hedges	(283)	(1,584)
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	33,005	(122,598)
Inventories	8,014	(5,314)
Accounts payable	16,245	220,207
Federal income taxes	189,411	204,993
Salaries, wages and related accruals	(162,496)	(232,499)
Other	(41,985)	(30,406)

Cash provided by operating activities	667,479	565,510

Investing activities:
Capital expenditures	(226,238)	(91,349)
Sale of interest in affiliates	-	29,500
Investment in affiliates	(17,118)	(8,761)
Disposition of plant and equipment	1,250	178
Acquisitions (net of cash acquired)	(1,402,179)	(1,060,080)
Purchases of investments	(209,605)	(74,265)
Proceeds from the sale of investments	392,055	997,433
Proceeds from currency derivative contracts	-	517,241
Settlement of currency derivative contracts	-	(511,394)

Cash used in investing activities	(1,461,835)	(201,497)

Financing activities:
Net change in short-term debt	(10,501)	6,096
Proceeds from the issuance of long-term debt	400,000	-
Issuance of common stock	6,158	6,601
Excess tax benefits from stock-based compensation	7,300	6,000
Distributions to minority interests	(91,993)	(105,600)
Cash dividends	(176,556)	(181,155)

Cash provided by (used in) financing activities	134,408	(268,058)

Increase (decrease) in cash and cash equivalents	(659,948)	95,955

Cash and cash equivalents - beginning of year	1,393,943	785,651

Cash and cash equivalents - end of three months	$733,995	$881,606

See notes to condensed consolidated financial statements.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2007. Certain amounts for the prior year have been reclassified to conform to the 2008 presentation.

Accounting Pronouncements Recently Adopted - Effective January 1, 2008, Nucor adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), as it applies to financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value and expands disclosures. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 9 for additional information regarding the adoption of this standard.

Recent Accounting Pronouncements - In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which is effective for Nucor in 2009. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires enhanced disclosures about a company’s derivative and hedging activities. This standard is not expected to have a material impact on Nucor’s consolidated financial statements.

2.
ACQUISITION: On February 29, 2008, Nucor completed the acquisition of the stock of SHV North America Corporation, which owns 100% of The David J. Joseph Company (“DJJ”) and related affiliates, for a purchase price of approximately $1.44 billion. DJJ has been the broker of ferrous scrap for Nucor since 1969. In addition to its scrap processing and brokerage operations, DJJ owns over 2,000 scrap-related railcars and provides complete fleet management and logistics services to third parties.

Since scrap is Nucor’s largest single cost, the acquisition of DJJ provides an ideal growth platform for Nucor to expand our direct ownership in the steel scrap supply chain and further our raw materials strategy. The acquisition of DJJ’s scrap processing assets provide a partial hedge to our steel mills against scrap market volatility.

We have preliminarily allocated the purchase price to the individual assets acquired and liabilities assumed. Our valuations are subject to adjustment as additional information is obtained; however, these adjustments are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of DJJ as of the date of acquisition (in thousands):

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Current assets	$742,168
Property, plant and equipment	286,947
Goodwill	856,074
Other intangible assets	444,367
Other assets	6,211
Total assets acquired	2,335,767

Current liabilities	(695,520)
Long-term debt	(16,300)
Deferred credits and other liabilities	(180,340)
Total liabilities assumed	(892,160)

Net assets acquired	$1,443,607

The preliminary purchase price allocation to the identifiable intangible assets is as follows (in thousands, except years):

		Weighted - Average Life
Customer relationships	$384,500	20 years
Trade names	56,100	20 years
Other	3,767	18 years
	$444,367	20 years

The goodwill has been preliminarily allocated to the raw materials segment (see Note 5).

The results of DJJ have been included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Nucor, assuming the acquisition of DJJ occurred at the beginning of each period are as follows (in thousands, except per share data):

	Three Months (13 Weeks) Ended
	March 29, 2008	March 31, 2007

Net sales	$5,423,256	$4,289,631
Net earnings	421,515	395,550
Net earnings per share:
Basic	$1.46	$1.31
Diluted	$1.45	$1.30

3.
INVENTORIES: Inventories consist of approximately 47% raw materials and supplies and 53% finished and semi-finished products at March 29, 2008 (43% and 57%, respectively, at December 31, 2007). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 37% of total inventories as of March 29, 2008 (46% as of December 31, 2007). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $650.5 million higher at March 29, 2008 ($581.5 million higher at December 31, 2007). The percentage of inventories valued using the LIFO method of accounting has decreased since, in general, the cost of

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

inventories carried by subsidiaries that Nucor has acquired is valued using the FIFO method of accounting.

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $4.03 billion at March 29, 2008 ($3.92 billion at December 31, 2007).

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the quarter ended March 29, 2008 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2007	$2,007	$786,491	$-	$59,389	$847,887

Acquisitions	-	444	856,074	-	856,518

Purchase price adjustments of previous	-	2,316	-	-	2,316
acquisitions

Translation	-	(8,553)	-	-	(8,553)

Balance at March 29, 2008	$2,007	$780,698	$856,074	$59,389	$1,698,168

Goodwill resulting from the acquisition of DJJ accounts for the majority of the increase in goodwill in the current period and is presented based upon Nucor’s preliminary purchase price allocation. The majority of goodwill is not tax deductible.

Intangible assets with estimated useful lives of two to 22 years are comprised of the following (in thousands):

	March 29, 2008		December 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$793,434	$31,573	$414,514	$20,042
Trademarks and trade names	114,837	2,723	59,431	1,746
Other	27,868	7,226	24,102	6,323
	$936,139	$41,522	$498,047	$28,111

Intangible asset amortization expense for the first quarter of 2008 and 2007 was $13.4 million and $2.0 million, respectively. Annual amortization expense is estimated to be $66.4 million in 2008; $67.6 million in 2009; $63.3 million in 2010; $59.5 million in 2011; and $56.1 million in 2012.

6.
CURRENT LIABILITIES: Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, was $150.8 million at March 29, 2008 ($176.5 million at December 31, 2007). Book overdrafts, included in accounts payable in the balance sheet, were $157.8 million at March 29, 2008 (none at December 31, 2007).

7.
DEBT AND OTHER FINANCING ARRANGEMENTS: During the first quarter of 2008, Nucor issued $400 million of commercial paper. Nucor’s $1 billion revolving credit facility, which matures in November 2012, provides the ability to refinance this short-term obligation on a long-term basis. Accordingly, the commercial paper is classified as long-term debt. The current average interest rate on Nucor’s commercial paper is 2.865%.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

8.
DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

In January 2008, the Company entered into forward foreign currency contracts in order to mitigate the risk of currency fluctuation on the anticipated joint venture with the Duferco Group. These contracts have a notional value of €200 million and mature in the second quarter of 2008.

Of the total $55.0 million fair value of commodity contracts at March 29, 2008, $38.4 million is recorded in other current assets, $23.7 million is recorded in other assets and $7.1 million is recorded in accrued expenses and other current liabilities. Of the total fair value of $10.2 million of foreign currency and interest rate derivative contracts at March 29, 2008, $11.8 million is recorded in other current assets and $1.6 million is recorded in accrued expenses and other current liabilities. Of the total $6.1 million fair value of commodity contracts at December 31, 2007, $10.5 million is included in other assets and $4.4 million is recorded in accrued expenses and other current liabilities.

9.
FAIR VALUE MEASUREMENTS: Effective January 1, 2008, Nucor adopted SFAS 157 as described in Note 1. SFAS 157 is effective for Nucor in 2008 for financial assets and liabilities and effective for non-financial assets and liabilities in 2009. The implementation of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. Management has not yet determined the impact from the adoption of SFAS 157 as it pertains to non-financial assets and liabilities.

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of March 29, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using

	Carrying Amount in Consolidated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)

Derivatives	$65,180	$-	$65,180	$-

Nucor uses derivatives from time to time to mitigate the effect of natural gas cost fluctuations, foreign currency fluctuations, interest rate movements, and price fluctuations of aluminum and copper purchased for resale to its customers. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

10.
CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $28.9 million of accrued environmental costs at March 29, 2008 ($19.9 million at December 31, 2007), $14.9 million was classified in accrued expenses and other current liabilities ($16.6 million at December 31, 2007) and $14.0 million was classified in deferred credits and other liabilities ($3.3 million at December 31, 2007).

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist that would have a material effect on the consolidated financial statements.

11.	STOCK-BASED COMPENSATION: Stock Options - A summary of activity under Nucor’s stock option plans for the quarter ended March 29, 2008 is as follows (in thousands, except year and per share amounts):

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under option:
Outstanding at beginning of year	1,852	$20.37
Exercised	(317)	19.41		$15,511
Canceled	-	-
Outstanding at March 29, 2008	1,535	$20.57	3.1 years	$74,402

Options exercisable at March 29, 2008	1,535	$20.57	3.1 years	$74,402

As of March 1, 2006, all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first quarters of 2008 or 2007. The amount of cash received for the exercise of stock options totaled $6.2 million and $6.6 million in the first quarter of 2008 and 2007, respectively.

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

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first quarter of 2008 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock awards and units:
Unvested at beginning of year	479	$51.93
Granted	280	67.33
Vested	(379)	53.85
Canceled	-	-
Unvested at March 29, 2008	380	$61.37

Shares reserved for future grants	1,987

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $4.3 million and $5.0 million in the first quarter of 2008 and 2007, respectively. At March 29, 2008, unrecognized compensation expense related to unvested restricted stock was $7.9 million, which is expected to be recognized over a weighted-average period of two years.

Restricted Stock Units - Nucor annually grants restricted stock units (“RSUs”) to key employees, officers and non-employee directors. The RSUs typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSUs awarded to senior officers vest upon the officer’s retirement. Retirement, for purposes of vesting in these units only, means termination of employment with approval of the Compensation and Executive Development Committee after satisfying age and years of service requirements. RSUs granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the board of directors.

RSUs granted to employees who are eligible for retirement on the date of grant or will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since these awards vest upon retirement from the Company. Compensation expense for RSUs granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Cash dividend equivalents are paid to participants each quarter. Dividend equivalents paid on units expected to vest are recognized as a reduction in retained earnings.

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock for the first quarter of 2008 is as follows (shares in thousands):

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

		Grant Date
	Shares	Fair Value
Restricted stock units:
Unvested at beginning of year	918	$60.82
Granted	-	-
Vested	(3)	60.67
Canceled	-	-
Unvested at March 29, 2008	915	$60.82

Shares reserved for future grants	17,683

Compensation expense for RSUs was $5.3 million in the first quarter of 2008 ($2.6 million in the first quarter of 2007). As of March 29, 2008, there was $35.7 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.6 years.

12.
EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $67.8 million and $62.7 million in the first quarter of 2008 and 2007, respectively.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense (income) are as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 29, 2008	March 31, 2007

Interest expense	$29,784	$10,491
Interest income	(11,439)	(19,653)
Interest expense (income), net	$18,345	$(9,162)

14.
INCOME TAXES: The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2005 and 2006 federal income tax returns.  Management believes that the Company has adequately provided for any adjustments that may arise from this audit.  Nucor has substantially concluded U.S. federal income tax matters for years through 2004.  The 2007 tax year is open to examination by the IRS.  The tax years 2003 through 2007 remain open to examination by other major taxing jurisdictions to which Nucor is subject.

15.	COMPREHENSIVE INCOME: The components of total comprehensive income are as follows (in thousands):

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

	Three Months (13 Weeks) Ended
	March 29, 2008	March 31, 2007

Net earnings	$409,754	$381,029
Net unrealized gain on hedging derivatives,
net of income taxes	35,756	11,916
Reclassification adjustment for loss on settlement
of hedging derivatives included in net income,
net of income taxes	183	984
Foreign currency translation gain (loss),
net of income taxes	(12,805)	2,486
Other	-	3,208
Total comprehensive income	$432,888	$399,623

16.
SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finish steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, the scrap broker and processor that Nucor acquired on February 29, 2008; Nu-Iron Unlimited, a facility that produces direct reduced iron used by the steel mills; and certain equity method investments. The “All other” category primarily includes Novosteel S.A., a steel trading business of which Nucor owns 75%. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income tax assets and investments in affiliates.

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 29, 2008	March 31, 2007
Net sales to external customers:
Steel mills	$3,759,453	$3,273,254
Steel products	885,507	484,032
Raw materials	235,229	-
All other	94,080	11,599
	$4,974,269	$3,768,885

Intercompany sales:
Steel mills	$486,555	$255,152
Steel products	8,298	6,202
Raw materials	668,327	62,807
All other	342	281
Corporate/eliminations	(1,163,522)	(324,442)
	$-	$-

Earnings before income taxes:
Steel mills	$799,284	$735,329
Steel products	50,186	49,525
Raw materials	16,576	1,570
All other	2,768	181
Corporate/eliminations	(245,967)	(196,938)
	$622,847	$589,667

	March 29, 2008	Dec. 31, 2007
Segment assets:
Steel mills	$5,300,298	$5,134,277
Steel products	2,974,324	2,938,964
Raw materials	2,941,942	465,105
All other	179,563	182,840
Corporate/eliminations	(55,606)	1,104,936
	$11,340,521	$9,826,122

Nucor Corporation - Notes to Condensed Consolidated Financial Statements (Unaudited), continued

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	March 29, 2008	March 31, 2007
Basic net earnings per share:
Basic net earnings	$409,754	$381,029

Average shares outstanding	288,208	301,034

Basic net earnings per share	$1.42	$1.27

Diluted net earnings per share:
Diluted net earnings	$409,754	$381,029

Diluted average shares outstanding:
Basic shares outstanding	288,208	301,034
Dilutive effect of stock options and other	1,993	2,448
	290,201	303,482

Diluted net earnings per share	$1.41	$1.26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to volatility in steel prices and changes in the supply and cost of raw materials, including scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of non-residential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production and fluctuations in currency conversion rates; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the steel industry; (9) capital investments and their impact on our performance; and (10) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

Nucor and affiliates are manufacturers of steel products, with operating facilities primarily in the U.S. and Canada. The steel mills segment produces carbon and alloy steel in bars, beams, sheet and plate. The steel products segment produces steel joists and joist girders; steel deck; fabricated concrete reinforcing steel; cold finished steel; steel fasteners; metal building systems; light gauge steel framing; steel grating and expanded metal; and wire and wire mesh. The raw materials segment produces direct reduced iron used by the steel mills; brokers ferrous and nonferrous metals, pig iron and HBI/DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap. Nucor is North America's largest recycler.

In February 2008, Nucor completed its acquisition of the stock of SHV North America Corporation, which owns 100% of The David J. Joseph Company and related affiliates, for a purchase price of approximately $1.44 billion. DJJ now operates as a wholly owned subsidiary of Nucor Corporation and is headquartered in Cincinnati, Ohio. The principal activities of DJJ, which has been the broker of ferrous scrap to Nucor since 1969, include the operation of scrap recycling facilities (processing); brokerage services for scrap, ferro-alloys, pig iron and scrap substitutes; mill and industrial services; and rail and logistics services. DJJ has been included in Nucor’s raw materials segment.

Since scrap is Nucor’s largest single cost, the acquisition of DJJ provides an ideal growth platform for Nucor to expand our direct ownership in the steel scrap supply chain and further our raw materials strategy. The acquisition of DJJ’s scrap processing assets provide a partial hedge to our steel mills against scrap market volatility.

Operations

The first quarter of 2008 includes the results of Harris Steel, LMP Steel & Wire Company (“LMP”), Magnatrax Corporation, Nelson Steel, Inc. and other companies acquired in 2007 while the first quarter of 2007 does not.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net sales for the first quarter of 2008 increased 32% to a record $4.97 billion, compared with $3.77 billion in the first quarter of 2007. Approximately 20% of the increase in sales is due to the acquisition of DJJ on February 29, 2008. Other factors contributing to the increase in net sales include a 15% increase in average steel sales price per ton, an 11% increase in average steel products sales price per ton, and a 65% increase in steel products shipments primarily attributable to acquisitions made in 2007.

In the first quarter of 2008, steel production was 5,831,000 tons, compared with 5,585,000 tons produced in the first quarter of 2007, an increase of 4%. Total steel shipments increased 5% to 5,951,000 tons in the first quarter of 2008, compared with 5,660,000 tons in last year’s first quarter. Both steel production and total shipments increased primarily due to increased demand for sheet and plate products. Steel sales to outside customers remained flat at 5,203,000 tons, compared with 5,229,000 tons in last year’s first quarter. In March 2007 Nucor acquired a large customer, Harris Steel, causing a shift from outside sales tons to inside sales tons. If Nucor continues to acquire downstream businesses, the percentage of our steel production sold to inside customers may continue to increase.

In the steel products segment, steel joist production during the first quarter was 132,000 tons, compared with 121,000 tons in the first quarter of 2007, an increase of 9%. Steel deck sales were 116,000 tons, compared with 106,000 tons in last year's first quarter, an increase of 9%. Cold finished steel sales increased 51% to 136,000 tons, compared with 90,000 tons in the first quarter of 2007 primarily due to the acquisitions of LMP in August 2007 and Laurel Cold Finish (part of Harris Steel) in March 2007. Sales of fabricated concrete reinforcing steel increased from 40,000 tons in the month of March 2007 (when Nucor acquired Harris Steel Group Inc.) to 179,000 tons in the first quarter of 2008.

In the raw materials segment, approximately 71% of the sales are from the brokerage operations of DJJ and approximately 26% of the sales are from the scrap processing facilities.

During the first quarter of 2008, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 92%, 70% and 76%, respectively, compared with 88%, 74% and 75%, respectively, in the first quarter of 2007.

The major component of cost of products sold is raw material costs. In the first quarter of 2008, the average price of raw materials increased 27% from the first quarter of 2007.

In the steel mills segment, the average prices of raw materials used increased approximately 28% from the first quarter of 2007. The average scrap and scrap substitute cost per ton used in our steel mills segment was $333 in the first quarter of 2008, an increase of 29% from $259 in the first quarter of 2007.

Changes in scrap prices are based on changes in the global supply and demand for scrap, which is tied to the global supply and demand for steel products. Demand for scrap and other raw materials has risen sharply in recent years in response to increased demand, both domestically and internationally, for a wide range of products made from steel without a corresponding increase in the global supply of those raw materials. Our surcharges are based upon changes in widely-available market indices for prices of scrap and other raw materials. We monitor those changes closely and make adjustments as needed, but generally on a monthly basis, to the surcharges and sometimes directly to the selling prices, for our products. Although there will always be a timing difference between changes in the prices we pay for raw materials and the adjustments we make, we believe that the surcharge mechanism, which our customers understand is a necessary response by us to the market forces of supply and demand for our raw materials, continues to be an effective means of maintaining our margins.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Nucor incurred a charge to value inventories using the last-in, first-out (LIFO) method of accounting of $69.0 million in the first quarter of 2008, compared with a charge of $24.5 million in the first quarter of 2007. The LIFO charges for these interim periods are based on management’s estimates of both inventory prices and quantities at year-end. These estimates will likely differ from actual amounts, and such differences may be significant.

In the steel products segment, the average price of raw materials used increased approximately 9% from the first quarter of 2007.

Total energy costs increased approximately $4 per ton from the first quarter of 2007 to the first quarter of 2008.

Pre-operating and start-up costs of new facilities increased to $22.9 million in the first quarter of 2008, compared with $11.2 million in the first quarter of 2007. For the first quarter of 2008, these costs primarily related to the HIsmelt project in Kwinana, Western Australia, the construction of our SBQ mill in Memphis, Tennessee, the start-up of our building systems facility in Brigham City, Utah, and the Castrip® project in Blytheville, Arkansas. For the first quarter of 2007, these costs primarily related to the Hlsmelt project and the SBQ mill in Memphis, Tennessee.

Gross margins were approximately 18% for the first quarter of 2008 compared with approximately 21% for the first quarter of 2007. The decrease in our gross margin percentage was primarily due to the escalating prices of raw materials, including scrap and energy, and the increased LIFO charge. In addition, DJJ’s business of collecting and processing ferrous and non-ferrous materials for resale typically operates at lower margins than Nucor has historically experienced as a manufacturer of steel and steel products.

The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased 6% from the first quarter of 2007 to the first quarter of 2008. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, increased 10% from the first quarter of 2007 to the first quarter of 2008. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies.

Nucor incurred net interest expense of $18.3 million in the first quarter of 2008 compared to net interest income of $9.2 million in the first quarter of 2007. Gross interest expense increased from $10.5 million in the first quarter of 2007 to $29.8 million in the first quarter of 2008 due to an increase of more than 150% in average debt outstanding accompanied by an increase in average interest rates from 4.5% to 5.1%. Nucor issued $1.3 billion in notes in the fourth quarter of 2007 and $400 million of commercial paper in the first quarter of 2008. The interest rates on the $1.3 billion in notes are higher than the rates on the majority of Nucor’s existing debt. Gross interest income decreased from $19.7 million in the first quarter of 2007 to $11.4 million in the first quarter of 2008 due to a 33% decrease in average investments combined with a decrease in the average interest rate earned on investments. Average investments decreased due to cash payments for acquisitions in 2007 and the first quarter of 2008 and repurchases of common stock during 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Minority interests represent the income attributable to the minority partners of Nucor’s joint ventures, Nucor-Yamato Steel Company (“NYS”), Novosteel S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The 52% increase in minority interests is primarily attributable to the increased earnings of NYS, which is due to the strength of the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2008 and 2007, the amount of cash distributed to minority interest holders exceeded amounts allocated to minority interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Nucor had an effective tax rate of 34.2% in the first quarter of 2008, compared with 35.4% in the first quarter 2007. The IRS is currently examining Nucor’s 2005 and 2006 federal income tax returns.  Management believes that the Company has adequately provided for any adjustments that may arise from this audit.

Net earnings for the first quarter of 2008 increased 8% to $409.8 million compared to the first quarter of 2007’s net earnings of $381.0 million. Diluted net earnings per share increased 12% to $1.41 from $1.26 in the first quarter of 2007. The 12% increase in earnings per share is partially due to the reduced number of shares outstanding as a result of stock repurchases made in 2007. Net earnings as a percentage of net sales were 8.2% in the first quarter of 2008 and 10.1% in the first quarter of 2007. Return on average stockholders’ equity was 32.0% and 30.9% in the first quarter of 2008 and 2007, respectively.

The outlook for the second quarter remains positive as we expect continued strength in our sheet, plate, beam and bar businesses due to the solid global demand for steel. In our overall downstream businesses we expect conditions to continue to be good, particularly for rebar fabrication, cold finish bars, steel grating, and wire rod and mesh products. We believe our upstream raw material businesses will be accretive in the second quarter.

During the second quarter, Nucor expects to conclude a 50/50 joint venture with the Duferco Group (Lugano, Switzerland) for the production of beams in Italy and the distribution of beams in Europe and North Africa. The joint venture will encompass the Duferco Group’s Duferdofin subsidiary and associated distribution companies.

Liquidity and capital resources

The current ratio was 2.1 at the end of the first quarter of 2008 and 3.2 at year-end 2007. The percentage of long-term debt to total capital was 32% at the end of the first quarter of 2008 and 29% at year-end 2007.

Accounts receivable and inventories increased 22% and 17%, respectively, since year-end while net sales increased 13% over the fourth quarter of 2007. The increases in accounts receivable and inventories are due to higher sales prices and the rising cost of raw materials, as well as to the acquisition of DJJ in the last month of the quarter. These increases outpaced the increase in net sales because accounts receivable turn approximately monthly and inventories turn about every five to six weeks while sales prices and raw material costs continued to increase throughout the quarter. In addition, DJJ’s sales are included for only one month in the first quarter of 2008.

Capital expenditures more than doubled from $91.3 million during the first quarter of 2007 to $226.3 million in the first quarter of 2008. Capital expenditures are projected to be approximately $800 million for all of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In February 2008, Nucor’s board of directors increased the regular quarterly cash dividend on Nucor’s common stock from $0.30 per share to $0.32 per share. In addition to the $0.32 per share base dividend amount, the board of directors approved the payment of a supplemental dividend of $0.20 per share, for a total dividend of $0.52 per share, payable on May 9, 2008 to stockholders of record on March 28, 2008.

Existing cash and cash equivalents and short-term investments of approximately $1.44 billion funded the DJJ acquisition. During the first quarter, Nucor issued $400 million of commercial paper. Nucor’s $1.0 billion revolving credit facility provides the ability to refinance this short-term obligation on a long-term basis. Accordingly, the commercial paper is classified as long-term debt. Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor believes it has the ability to raise additional funds as needed to finance acquisitions and maintain reasonable financial strength.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2007.

Commodity Price Risk - In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Nucor has a raw material surcharge designed to pass through the historically high cost of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum purchases and sales.  Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction.  At March 29, 2008, accumulated other comprehensive income (loss) includes $40.0 million in unrealized net-of-tax gains for the fair value of these derivative instruments.  Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at March 29, 2008, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Item 3. Quantitative and Qualitative Disclosures About Market Risk, continued

Commodity Derivative	10% Change	25% Change
Natural gas	$38,227	$95,591
Aluminum	4,412	12,678
Copper	435	1,144

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk through its operations in Canada and Trinidad and its joint ventures in Brazil and Australia. When the Company signed a memorandum of understanding in January 2008 to establish a joint venture with the Duferco Group of Lugano, Switzerland for the production of beams in Italy, Nucor hedged a portion of the exposure to fluctuations of the euro. These contracts have a notional value of €200 million and mature in the second quarter of 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the quarter ended March 29, 2008, Nucor acquired DJJ (See Note 2 to the condensed financial statements included in Item 1). Nucor is in the process of incorporating these operations as part of our internal controls. Nucor has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include DJJ. Nucor will report on its assessment of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2	Stock Purchase Agreement by and among SHV Nederland B.V., SHV Finance B.V., Parcs, LLC, SHV Holdings N.V. and Nucor Corporation, dated as of February 7, 2008

10	Employment Agreement of Keith B. Grass

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 7, 2008

NUCOR CORPORATION
List of Exhibits to Form 10-Q - March 29, 2008

Exhibit No.	Description of Exhibit

2	Stock Purchase Agreement by and among SHV Nederland B.V., SHV Finance B.V., Parcs, LLC, SHV Holdings N.V. and Nucor Corporation, dated as of February 7, 2008

10	Employment Agreement of Keith B. Grass

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002