Form 10-Q
period 2008-06-28
NUCOR CORP
filed 2008-08-05
CIK 73309

Second
Quarter
2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 28, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," "accelerated filer" and "smaller reorting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

316,576,391 shares of common stock were outstanding at June 28, 2008.

Nucor Corporation
Form 10-Q
June 28, 2008

INDEX
			Page
Part I	Financial Information

	Item 1	Financial Statements (unaudited)

		Condensed Consolidated Statements of Earnings - Six Months (26 Weeks)
		and Three Months (13 Weeks) Ended June 28, 2008 and June 30, 2007	3

		Condensed Consolidated Balance Sheets - June 28, 2008 and
		December 31, 2007	4

		Condensed Consolidated Statements of Cash Flows - Six Months (26 Weeks)
		Ended June 28, 2008 and June 30, 2007	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	16

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4	Controls and Procedures	23

Part II	Other Information

	Item 1A	Risk Factors	23

	Item 4	Submission of Matters to a Vote of Security Holders	23

	Item 6	Exhibits	24

Signatures			24

List of Exhibits to Form 10-Q			25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)
	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$12,064,868	$7,936,995	$7,090,599	$4,168,110
Costs, expenses and other:
Cost of products sold	9,951,247	6,395,503	5,879,655	3,403,905
Marketing, administrative
and other expenses	389,886	285,135	220,172	148,925
Interest expense (income), net	45,079	(4,183)	26,734	4,979
Minority interests	179,707	138,159	87,936	77,587
	10,565,919	6,814,614	6,214,497	3,635,396

Earnings before income taxes	1,498,949	1,122,381	876,102	532,714
Provision for income taxes	508,441	396,502	295,348	187,864
Net earnings	$990,508	$725,879	$580,754	$344,850

Net earnings per share:
Basic	$3.38	$2.41	$1.95	$1.14
Diluted	$3.36	$2.39	$1.94	$1.14

Average shares outstanding:
Basic	293,291	301,168	298,262	301,302
Diluted	295,075	303,406	299,842	303,330

Dividends declared per share	$1.04	$1.22	$0.52	$0.61

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 28, 2008	Dec. 31, 2007
Assets

Current assets:
Cash and cash equivalents	$2,791,880	$1,393,943
Short-term investments	-	182,450
Accounts receivable, net	2,611,590	1,611,844
Inventories	2,498,018	1,601,600
Other current assets	282,269	283,412
Total current assets	8,183,757	5,073,249

Property, plant and equipment, net	3,829,472	3,232,998

Goodwill	1,743,025	847,887

Other intangible assets, net	931,985	469,936

Other assets	304,217	202,052

Total assets	$14,992,456	$9,826,122

Liabilities and stockholders' equity

Current liabilities:
Short-term debt	$1,439	$22,868
Long-term debt due within one year	175,000	-
Accounts payable	1,826,777	691,668
Federal income taxes payable	45,019	-
Salaries, wages and related accruals	435,464	436,352
Accrued expenses and other current liabilities	485,011	431,148
Total current liabilities	2,968,710	1,582,036

Long-term debt due after one year	3,091,600	2,250,300

Deferred credits and other liabilities	702,757	593,423

Minority interests	315,368	287,446

Stockholders' equity:
Common stock	149,566	149,302
Additional paid-in capital	1,606,541	256,406
Retained earnings	7,294,978	6,621,646
Accumulated other comprehensive income,
net of income taxes	260,261	163,362
	9,311,346	7,190,716

Treasury stock	(1,397,325)	(2,077,799)

Total stockholders' equity	7,914,021	5,112,917

Total liabilities and stockholders' equity	$14,992,456	$9,826,122

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months (26 Weeks) Ended
	June 28, 2008	June 30, 2007
Operating activities:
Net earnings	$990,508	$725,879
Adjustments:
Depreciation	231,232	196,149
Amortization	32,066	7,064
Stock-based compensation	31,148	23,386
Deferred income taxes	(66,881)	(52,976)
Minority interests	179,702	138,156
Settlement of derivative hedges	11,166	(3,873)
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(591,318)	(196,132)
Inventories	(570,570)	(144,500)
Accounts payable	494,549	203,970
Federal income taxes	123,517	5,462
Salaries, wages and related accurals	(14,505)	(142,558)
Other	(22,375)	(22,463)

Cash provided by operating activities	828,239	737,564

Investing activities:
Capital expenditures	(501,669)	(198,674)
Sale of interest in affiliates	-	29,500
Investment in affiliates	(27,903)	(15,040)
Disposition of plant and equipment	6,551	740
Acquisitions (net of cash acquired)	(1,591,817)	(1,083,616)
Purchases of investments	(209,605)	(276,945)
Proceeds from the sale of investments	392,055	1,336,713
Proceeds from currency derivative contracts	1,441,862	517,241
Settlement of currency derivative contracts	(1,424,292)	(511,394)

Cash used in investing activities	(1,914,818)	(201,475)

Financing activities:
Net change in short-term debt	(21,429)	(64,231)
Proceeds from the issuance of long-term debt	989,715	-
Issuance of common stock	1,994,565	9,895
Bond issuance costs	(6,937)	-
Excess tax benefits from stock-based compensation	9,200	9,500
Distributions to minority interests	(153,218)	(149,857)
Cash dividends	(327,380)	(365,836)
Acquisition of treasury stock	-	(136,755)

Cash provided by (used in) financing activities	2,484,516	(697,284)

Increase (decrease) in cash and cash equivalents	1,397,937	(161,195)

Cash and cash equivalents - beginning of year	1,393,943	785,651

Cash and cash equivalents - end of six months	$2,791,880	$624,456

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Inventories Valuation - Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 51% of total inventories as of June 28, 2008 (60% as of December 31, 2007). All inventories held by the parent company and Nucor-Yamato Steel Company are valued using the LIFO method of accounting except for supplies that are consumed indirectly in the production process, which are valued using the FIFO method of accounting. All inventories held by the parent company’s other subsidiaries are valued using the FIFO method of accounting.

Accounting Pronouncements Recently Adopted - Effective January 1, 2008, Nucor adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), as it applies to financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value and expands disclosures. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 11 for additional information regarding the adoption of this standard.

Recent Accounting Pronouncements - In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 160 outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS 141R and SFAS 160 are effective for Nucor in 2009. Management is currently evaluating the impact of these statements.

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

3.
ACQUISITIONS: On February 29, 2008, Nucor completed the acquisition of the stock of SHV North America Corporation, which owns 100% of The David J. Joseph Company (“DJJ”) and related affiliates, for a purchase price of approximately $1.44 billion. DJJ has been the broker of ferrous scrap for Nucor since 1969. In addition to its scrap processing and brokerage operations, DJJ owns over 2,000 scrap-related railcars and provides complete fleet management and logistics services to third parties.

Since scrap is Nucor’s largest single cost, the acquisition of DJJ provides an ideal growth platform for Nucor to expand our direct ownership in the steel scrap supply chain and further our raw materials strategy. The acquisition of DJJ’s scrap processing assets provides a partial hedge to our steel mills against scrap market volatility.

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

Current assets	$758,748
Property, plant and equipment	288,440
Goodwill	835,608
Other intangible assets	449,167
Other assets	6,211
Total assets acquired	2,338,174

Current liabilities	(695,520)
Long-term debt	(16,300)
Deferred credits and other liabilities	(182,747)
Total liabilities assumed	(894,567)

Net assets acquired	$1,443,607

The preliminary purchase price allocation to the identifiable intangible assets is as follows (in thousands, except years):

		Weighted - Average Life
Customer relationships	$389,200	20 years
Trade names	56,200	20 years
Other	3,767	18 years
	$449,167	20 years

The majority of the goodwill has been preliminarily allocated to the raw materials segment (see Note 6).

The results of DJJ have been included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Nucor, assuming the acquisition of DJJ occurred at the beginning of each period are as follows (in thousands, except per share data):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$12,513,855	$8,974,870	$7,090,599	$4,685,239
Net earnings	1,002,269	751,939	580,754	356,389
Net earnings per share:
Basic	$3.42	$2.50	$1.95	$1.18
Diluted	$3.40	$2.48	$1.94	$1.17

At the beginning of the second quarter of 2008, Nucor acquired substantially all the assets of Metal Recycling Services Inc. (“MRS”) for approximately $57.0 million. Based in Monroe, North Carolina, MRS, which will become part of DJJ, operates a full-service processing facility and two feeder years. In April 2008, DJJ acquired substantially all the assets of Galamba Metals Group, which will operate under the Advantage Metals Recycling, LLC (“AMR”) name, for approximately $112.6 million. AMR operates 16 full-service scrap processing facilities in Kansas, Missouri and Arkansas. The cash purchase price of these two acquisitions resulted in goodwill of approximately $54.8 million that has been allocated to the raw materials segment. The purchase price also includes approximately $48.5 million of identifiable intangibles, primarily customer relationships that are being amortized over 20 years.

4.
INVENTORIES: Inventories consist of approximately 56% raw materials and supplies and 44% finished and semi-finished products at June 28, 2008 (43% and 57%, respectively, at December 31, 2007). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $864.5 million higher at June 28, 2008 ($581.5 million higher at December 31, 2007).

5.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $4.14 billion at June 28, 2008 ($3.92 billion at December 31, 2007).

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended June 28, 2008 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2007	$2,007	$786,491	$-	$59,389	$847,887

Acquisitions	-	8,383	890,442	-	898,825

Purchase price adjustments of previous acquisitions	-	2,566	-	-	2,566

Translation	-	(6,253)	-	-	(6,253)

Balance at June 28, 2008	$2,007	$791,187	$890,442	$59,389	$1,743,025

Goodwill resulting from the acquisition of DJJ accounts for almost all of the increase in goodwill in the first half of 2008 and is presented based upon Nucor’s preliminary purchase price allocation. The majority of goodwill is not tax deductible.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	June 28, 2008		December 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$849,169	$47,775	$414,514	$20,042
Trademarks and trade names	115,125	4,202	59,431	1,746
Other	27,868	8,200	24,102	6,323
	$992,162	$60,177	$498,047	$28,111

Intangible asset amortization expense was $32.1 million and $7.1 million in the first six months of 2008 and 2007, respectively, and was $18.7 million and $5.1 million in the second quarter of 2008 and 2007, respectively. Annual amortization expense is estimated to be $68.8 million in 2008; $70.4 million in 2009; $66.0 million in 2010; $62.3 million in 2011; and $59.0 million in 2012.

7.
CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the balance sheet, were $248.3 million at June 28, 2008 (none at December 31, 2007). Dividends payable, included in accrued expenses and other current liabilities in the balance sheet, were $166.3 million at June 28, 2008 ($176.5 million at December 31, 2007).

8.
DEBT AND OTHER FINANCING ARRANGEMENTS: In June 2008, Nucor issued $1.00 billion in debt in three tranches: $250 million 5% notes due 2013, $500 million 5.85% notes due 2018 and $250 million 6.4% notes due 2037. Net proceeds of the issuance were $982.8 million. Discount and issuance costs of $17.2 million have been capitalized related to this debt and are amortized over the respective lives of the notes.

During the first six months of 2008, Nucor issued and repaid $800 million of commercial paper, which had maturities up to 90 days.

In June 2008, Nucor received increased commitments under its existing five-year unsecured revolving credit facility to provide for up to $1.3 billion in revolving loans. The multi-year revolving credit agreement matures in November 2012 and was amended in June to allow up to $200 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. No borrowings were outstanding under the credit facility as of June 28, 2008.

9.
CAPITAL STOCK: In May 2008, Nucor completed a public offering of 27,667,580 common shares at an offering price of $74.00 per share. Net proceeds of the offering were approximately $1.99 billion, after deducting underwriting discounts and commissions and offering expenses.

10.
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

In the first half of 2008, the Company entered into a series of forward foreign currency contracts in order to mitigate the risk of currency fluctuation on the anticipated joint venture with the Duferco Group. These contracts had a notional value of €423.5 million and matured in the second quarter of 2008 resulting in gains of $17.6 million. There were no outstanding forward foreign currency contracts at June 28, 2008.

Of the total $153.6 million fair value of commodity contracts at June 28, 2008, $82.3 million is recorded in other current assets, $75.2 million is recorded in other assets and $3.9 million is recorded in accrued expenses and other current liabilities. Of the total $6.1 million fair value of commodity contracts at December 31, 2007, $10.5 million is included in other assets and $4.4 million is recorded in accrued expenses and other current liabilities.

11.
FAIR VALUE MEASUREMENTS: Effective January 1, 2008, Nucor adopted SFAS 157 as described in Note 2. SFAS 157 is effective for Nucor in 2008 for financial assets and liabilities and effective for non-financial assets and liabilities in 2009. The implementation of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. Management has not yet determined the impact from the adoption of SFAS 157 as it pertains to non-financial assets and liabilities.

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of June 28, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Amount in	Identical	Observable	Unobservable
	Consolidated	Assets	Inputs	Inputs
Description	Balance Sheet	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$1,688,772	$1,688,772	$-	$-
Derivatives	152,577	-	152,577	-
	$1,841,349	$1,688,772	$152,577	$-

Nucor uses derivatives from time to time to mitigate the effect of natural gas cost fluctuations, foreign currency fluctuations, interest rate movements, and price fluctuations of aluminum and copper purchased for resale to its customers. Fair value measurements for Nucor’s cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, spot and future commodity prices and spot and future exchange rates.

12.
CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $29.7 million of accrued environmental costs at June 28, 2008 ($19.9 million at December 31, 2007), $10.7 million was classified in accrued expenses and other current liabilities ($16.6 million at December 31, 2007) and $19.0 million was classified in deferred credits and other liabilities ($3.3 million at December 31, 2007).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

13.	STOCK-BASED COMPENSATION: Stock Options - A summary of activity under Nucor’s stock option plans for the six months ended June 28, 2008 is as follows (in thousands, except year and per share amounts):

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under option:
Outstanding at beginning of year	1,852	$20.37
Exercised	(421)	20.51		$20,930
Canceled	-	-
Outstanding at June 28, 2008	1,431	$20.33	2.8 Years	$78,027

Options exercisable at June 28, 2008	1,431	$20.33	2.8 Years	$78,027

As of March 1, 2006 all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first six months of 2008 or 2007. The amount of cash received from the exercise of stock options totaled $8.6 million and $2.5 million in the first half and second quarter of 2008, respectively.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first six months of 2008 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock awards and units:
Unvested at beginning of year	479	$51.93
Granted	280	67.33
Vested	(379)	53.85
Canceled	-	-
Unvested at June 28, 2008	380	$61.37

Shares reserved for future grants	1,987

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $9.4 million and $9.0 million in the first half of 2008 and 2007, respectively, and was $5.1 million and $4.0 million in the second quarter of 2008 and 2007, respectively. At June 28, 2008, unrecognized compensation expense related to unvested restricted stock was $6.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first six months of 2008 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock awards and units:
Unvested at beginning of year	918	$60.82
Granted	679	74.80
Vested	(439)	64.39
Canceled	(3)	60.67
Unvested at June 28, 2008	1,155	$67.68

Shares reserved for future grants	17,007

Compensation expense for RSUs was $21.7 million and $14.4 million in the first half of 2008 and 2007, respectively, and was $16.4 million and $11.8 million in the second quarter of 2008 and 2007, respectively. As of June 28, 2008, there was $68.9 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

14.
EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $156.1 million and $117.0 million in the first half of 2008 and 2007, respectively, and was $88.3 million and $54.3 million in the second quarter of 2008 and 2007, respectively.

15.	INTEREST EXPENSE (INCOME): The components of net interest (income) expense are as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Interest expense	$64,072	$26,243	$34,288	$15,701
Interest income	(18,993)	(30,426)	(7,554)	(10,722)
Interest expense (income), net	$45,079	$(4,183)	$26,734	$4,979

16.
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

17.	COMPREHENSIVE INCOME: The components of total comprehensive income are as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net earnings	$990,508	$725,879	$580,754	$344,850
Net unrealized gain (loss) on hedging derivatives, net of income taxes	102,796	5,216	67,040	(6,700)
Reclassification adjustment for (gain) loss on settlement of hedging derivatives included in net income, net of income taxes	(7,066)	2,484	(7,249)	1,500
Foreign currency translation gain, net of income taxes	1,170	31,502	13,975	29,016
Other	-	3,208	-	-
Total comprehensive income	$1,087,408	$768,289	$654,520	$368,666

18.
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

The company’s results by segment were as follows (in thousands):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales to external customers:
Steel mills	$8,652,590	$6,609,410	$4,893,137	$3,336,156
Steel products	2,004,778	1,232,791	1,119,271	748,759
Raw materials	1,162,258	-	927,029	-
All other	245,242	94,794	151,162	83,195
	$12,064,868	$7,936,995	$7,090,599	$4,168,110

Intercompany sales:
Steel mills	1,062,744	$575,766	$576,189	$320,614
Steel products	20,971	14,985	12,673	8,783
Raw materials	3,670,566	139,750	3,002,239	76,943
All other	2,191	11,336	1,849	11,055
Corporate/eliminations	(4,756,472)	(741,837)	(3,592,950)	(417,395)
	$-	$-	$-	$-

Earnings before income taxes:
Steel mills	$1,839,866	$1,402,794	$1,040,582	$667,465
Steel products	150,449	120,748	100,263	71,223
Raw materials	132,200	(11,379)	115,624	(12,949)
All other	20,216	2,104	17,448	1,923
Corporate/eliminations	(643,782)	(391,886)	(397,815)	(194,948)
	$1,498,949	$1,122,381	$876,102	$532,714

	June 28, 2008	Dec. 31, 2007
Segment assets:
Steel mills	$6,264,380	$5,134,277
Steel products	3,219,514	2,938,964
Raw materials	3,548,611	465,105
All other	187,547	182,840
Corporate/eliminations	1,772,404	1,104,936
	$14,992,456	$9,826,122

19.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Basic net earnings per share:
Basic net earnings	$990,508	$725,879	$580,754	$344,850

Average shares outstanding	293,291	301,168	298,262	301,302

Basic net earnings per share	$3.38	$2.41	$1.95	$1.14

Diluted net earnings per share:
Diluted net earnings	$990,508	$725,879	$580,754	$344,850

Diluted average shares outstanding:
Basic shares outstanding	293,291	301,168	298,262	301,302
Dilutive effect of stock options
and other	1,784	2,238	1,580	2,028
	295,075	303,406	299,842	303,330

Diluted net earnings per share	$3.36	$2.39	$1.94	$1.14

20.
SUBSEQUENT EVENT: In July 2008, Nucor completed the acquisition of 50% of the stock of Duferdofin - Nucor S.r.l., for the purchase price of €423.5 million (approximately $658 million). The company will operate from its current headquarters in San Zeno, Italy. Duferdofin - Nucor S.r.l. operates a steel melting and bloom/billet caster in San Zeno as well as rolling mills in Pallanzeno and Giammoro. This joint venture increases Nucor’s international presence and enables the Company to serve the growing markets for structural shapes in Southern Europe and North Africa.

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

Since scrap is Nucor’s largest single cost, the acquisition of DJJ provides an ideal growth platform for Nucor to expand our direct ownership in the steel scrap supply chain and further our raw materials strategy. In the second quarter of 2008, Nucor acquired substantially all the assets of Metal Recycling Services Inc. (“MRS”) for approximately $57.0 million. Based in Monroe, North Carolina, MRS, which is managed by DJJ, operates a full-service processing facility and two feeder yards. In April 2008, DJJ acquired substantially all the assets of Galamba Metals Group, which will operate under the Advantage Metals Recycling, LLC (“AMR”) name, for approximately $112.6 million. AMR operates 16 full-service scrap processing facilities in Kansas, Missouri and Arkansas. The acquisition of these scrap processing assets provide a partial hedge to our steel mills against scrap market volatility.

Steel production was 11,874,000 tons in the first half of 2008, compared with 11,103,000 tons produced in the first half of 2007, an increase of 7%. Total steel shipments increased 9% to 12,068,000 tons in the first half of 2008, compared with 11,067,000 tons in last year’s first half. Steel sales to outside customers increased 5% to 10,597,000 tons in the first half of 2008, compared with 10,119,000 tons in last year’s first half. In March 2007 Nucor acquired a large customer, Harris Steel Group Inc. (“Harris”), causing a shift from outside sales tons to inside sales tons. If Nucor continues to acquire downstream businesses, the percentage of our steel production sold to inside customers may continue to increase.

In the steel products segment, steel joist production during the first half of 2008 was 272,000 tons, compared with 265,000 tons in the first half of 2007, an increase of 3%. Steel deck sales were 255,000 tons in the first half of 2008, compared with 232,000 tons in last year's first half, an increase of 10%. Cold finished steel sales increased 35% to 279,000 tons in the first half of 2008, compared with 206,000 tons in the first half of 2007. Sales of fabricated concrete reinforcing steel increased from 204,000 in the first half of 2007 to 411,000 tons in the first half of 2008.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 94%, 75% and 87%, respectively, in the first half of 2008, compared with 88%, 77% and 76%, respectively, in the first half of 2007.

Results of Operations

Net Sales Net sales to external customers by segment for the first six months and second quarter of 2008 and 2007 were as follows:

	Six Months (26 Weeks) Ended			Three Months (13 Weeks) Ended
	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change

Steel mills	$8,652,590	$6,609,410	31%	$4,893,137	$3,336,156	47%
Steel products	2,004,778	1,232,791	63%	1,119,271	748,759	49%
Raw materials	1,162,258	-	-	927,029	-	-
All other	245,242	94,794	159%	151,162	83,195	82%
Net sales	$12,064,868	$7,936,995	52%	$7,090,599	$4,168,110	70%

Net sales for the first half of 2008 increased 52% from last year’s first half due to a 21% increase in average sales price per ton from $704 in the first half of 2007 to $850 in the first half of 2008 and a 26% increase in total tons shipped to outside customers.

The 31% increase in sales for the first six months of 2008 in the steel mills segment was primarily attributable to the $164 per ton (25%) increase in average realized prices from the same period last year. In addition, steel sales to outside customers increased 5% from the first half of 2007 to the first half of 2008.

The 63% increase in the steel products segment’s sales for the first half of the year resulted primarily from an increase of approximately 45% in shipments. The higher volume of shipments is mainly attributable to the acquisition of Harris in March 2007 and Magnatrax Corporation in August 2007. Subsequent to its acquisition by Nucor, Harris has continued to grow its rebar fabrication business by acquiring other rebar fabrication companies, which also contributed to the rise in shipments. The increased sales for this segment were also due to a 13% increase in average sales price per ton.

In the raw materials segment, approximately 76% of outside sales in the first half of 2008 were from the brokerage operations of DJJ and approximately 22% of the outside sales were from the scrap processing facilities. Prior to the acquisition of DJJ, there were no outside sales of raw materials.

The “All other” category includes Novosteel S. A., a steel trading business of which Nucor, through Harris, owns 75%. The 159% increase in sales for the first six months of 2008 over 2007 is due to Nucor owning the interest in Novosteel for six months in 2008 compared to approximately three months in 2007, combined with an increased sales price per ton.

Net sales for the second quarter of 2008 increased 70% from the second quarter of 2007. Average sales price per ton increased 24% from $742 in the second quarter of 2007 to $917 in the second quarter of 2008, while total tons shipped to outside customers increased 38% over the same period last year. Net sales increased 43% from the first quarter of this year due to a 19% increase in average sales price per ton over the first quarter of 2008 and a 20% increase in total tons shipped to outside customers.

Net sales for the steel mills segment increased 47% over the second quarter of 2007 due to the $225 (33%) increase in the average sales price per ton. Steel sales to outside customers also increased 10% from 4,890,000 tons in the second quarter of 2007 to 5,394,000 tons in the second quarter of 2008.

The 49% increase in the steel products segment’s sales for the second quarter was due to a 30% increase in shipments, primarily attributable to acquisitions, as well as a 15% increase in the average sales price per ton.

In the second quarter of 2008, approximately 78% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 21% of the outside sales were from the scrap processing facilities.

Gross Margins For the first half of 2008, Nucor recorded gross margins of $2.11 billion (18%), compared to $1.54 billion (19%) in the first half of 2007. The year-over-year dollar increase was the result of increased average sales price per ton for most products, the 5% increase in steel shipments to outside customers and the significant acquisitions made by Nucor in the last 18 months. The decrease in our gross margin percentage was due principally to the following factors:

•
The cost of raw materials, including scrap and energy, continued to escalate. In the steel mills segment, the average price of raw materials used increased approximately 43% from the first half of 2007 to the first half of 2008, primarily due to the increased cost of scrap, our main raw material. The average scrap and scrap substitute cost per ton used in the first half of 2008 was $396, an increase of 44% compared with $275 in the first half of 2007. Energy costs increased $5 per ton over the prior year period. In the steel products segment, the average price of raw materials used increased approximately 17% from the first half of 2007 to the first half of 2008.

•
As a result of these increased raw material and energy costs, Nucor incurred a record LIFO charge of $283.0 million in the first half of 2008, compared with a charge of $91.0 million in the first half of 2007. (LIFO charges for interim periods are based on management’s estimates of both inventory prices and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant.)

•
DJJ’s business of collecting and processing ferrous and non-ferrous materials for resale typically operates at lower margins than Nucor has historically experienced as a manufacturer of steel and steel products.

•
Pre-operating and start-up costs of new facilities increased from $25.0 million in the first half of 2007 to $45.0 million in the first half of 2008. In 2008 and 2007, these costs primarily related to the HIsmelt project in Kwinana, Australia, the construction of the SBQ mill in Memphis, Tennessee, the start-up of our building systems facility in Brigham City, Utah and the Castrip® project in Blytheville, Arkansas.

For the second quarter of 2008, Nucor recorded gross margins of $1.21 billion (17%), compared to $764.2 million (18%) in the second quarter of 2007. The year-over-year dollar increase was the result of increased average sales price per ton for most products, the 10% increase in steel shipments to outside customers and the significant acquisitions made by Nucor in the last 18 months. The decrease in our gross margin percentage was due principally to the following factors:

•
In the steel mills segment, the average price of raw materials used increased approximately 56% from the second quarter of 2007 to the second quarter of 2008, primarily due to the increased cost of scrap. The average scrap and scrap substitute cost per ton used was $456 in the second quarter of 2008, an increase of 57% compared with $291 in the second quarter of 2007. Energy costs increased $5 per ton over the prior year period. In the steel products segment, the average price of raw materials used increased approximately 32% from the second quarter of 2007 to the second quarter of 2008.

•
Nucor incurred a record LIFO charge of $214.0 million in the second quarter of 2008, compared with a charge of $66.5 million in last year’s second quarter. The LIFO expense in the second quarter of 2008 was greater than the total LIFO expense for all of 2007.

•
DJJ’s business of collecting and processing ferrous and non-ferrous materials for resale typically operates at lower margins than Nucor has historically experienced as a manufacturer of steel and steel products.

•	Pre-operating and start-up costs of new facilities increased to $22.1 million in the second quarter of 2008, compared with $13.8 million in the second quarter of 2007.

Nucor’s raw material surcharge has helped offset the impact of significantly more volatile scrap prices and allowed us to purchase the scrap needed to fill our customers’ orders. Changes in scrap prices are based on changes in the global supply and demand for scrap, which is tied to the global supply and demand for steel products. Demand for scrap and other raw materials has risen sharply in recent years in response to increased demand, both domestically and internationally, for a wide range of products made from steel without a corresponding increase in the global supply of those raw materials. Our surcharges are based upon changes in widely-available market indices for prices of scrap and other raw materials. We monitor those market indices closely and make adjustments as needed, but generally on a monthly basis, to the surcharges and sometimes directly to the selling prices, for our products. The majority of our steel sales are to spot market customers who place their orders each month based on their business needs and our pricing competitiveness compared with both domestic and global producers and trading companies. We also include in all of our contracts a method of adjusting prices on a monthly basis to reflect changes in scrap prices. Contract sales typically have a term ranging from six months to two years. Although there will always be a timing difference between changes in the prices we pay for raw materials and the adjustments we make, we believe that the surcharge mechanism, which our customers understand is a necessary response by us to the market forces of supply and demand for our raw materials, continues to be an effective means of maintaining our margins.

Marketing, Administrative and Other Expenses The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased 11% in the first half of 2008 over the first half of 2007, and increased 16% from the second quarter of 2007 to the second quarter of 2008. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, increased approximately 34% in the first half of 2008 over the first half of 2007, and increased approximately 62% from the second quarter of 2007 to the second quarter of 2008. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high performing companies.

Interest Expense (Income) Net interest expense (income) for the first six months and second quarter of 2008 and 2007 was as follows:

	Six Months (26 Weeks) Ended		Three Months (13 Weeks) Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Interest expense	$64,072	$26,243	$34,288	$15,701
Interest income	(18,993)	(30,426)	(7,554)	(10,722)
Interest expense (income), net	$45,079	$(4,183)	$26,734	$4,979

Gross interest expense increased from the first half of 2007 to the first half of 2008 due to an increase in average debt outstanding of approximately 175% accompanied by an increase in average interest rates from 4.7% to 5.0%. Nucor has issued $2.3 billion in notes since the beginning of the fourth quarter of 2007. During the first six months of 2008, Nucor issued and repaid $800 million of commercial paper. The interest rates on the $2.3 billion in notes are higher than the rates on the majority of Nucor’s pre-existing debt. Gross interest income decreased from the first half of 2007 to the first half of 2008 due to a 23% decrease in average investments combined with a decrease in the average interest rate earned on investments. Average investments decreased due to cash payments for acquisitions in 2007 and 2008 and repurchases of common stock during 2007. The decrease was partially offset near the end of the second quarter of 2008 by proceeds received from the issuance of stock and debt.

In the second quarter of 2008, gross interest expense increased over the prior year primarily due to the tripling of average debt outstanding. Gross interest income decreased mainly due to a decrease in the average interest rate earned on investments.

Minority Interests Minority interests represent the income attributable to the minority partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), Novosteel S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The six-month and quarter increases in minority interests were primarily attributable to the increased earnings of NYS, which are due to the strength of the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes.

Provision for Income Taxes Nucor had an effective tax rate of 33.9% in the first six months of 2008 compared with 35.3% in the first six months of 2007. The effective tax rate in the second quarter of 2008 was 33.7% compared with 35.3% in the second quarter of 2007. The rate decrease was primarily due to an increase in the rate benefit from foreign operations. The IRS is currently examining Nucor’s 2005 and 2006 federal income tax returns.  Management believes that the company has adequately provided for any adjustments that may arise from this audit.

Net Earnings and Return on Equity Net earnings and earnings per share in the first half of 2008 increased 36% and 41%, respectively, to a record $990.5 million and $3.36 per diluted share, compared with $725.9 million and $2.39 per diluted share in the first half of 2007. Net earnings as a percentage of net sales were 8% and 9%, respectively, in the first half of 2008 and 2007. Return on average stockholders’ equity was approximately 30.8% and 29.2% in the first half of 2008 and 2007, respectively.

Net earnings and earnings per share in the second quarter of 2008 increased 68% and 70%, respectively, to a record $580.8 million and $1.94 per diluted share, compared with $344.9 million and $1.14 per diluted share in the second quarter of 2007. Net earnings as a percentage of net sales was 8% in both the second quarter of 2008 and 2007.

Outlook The outlook for the third quarter remains positive, as we expect continued strength in our sheet, plate, beam and bar businesses due to the solid global demand for steel. Although our downstream businesses will be challenged by rising steel prices, we expect continued good results from this segment.

Nucor’s margins and overall profitability are affected by the global balance of supply and demand for steel, steel products and raw materials. Our margins have been much stronger since 2002 and 2003 when most domestic and global steel companies reported operating losses and many filed for bankruptcy. We believe our variable cost structure allowed us to survive those severely depressed market conditions as scrap prices fell dramatically and our incentive pay system reduced our hourly and salary payroll costs helping to offset lower selling prices. We recognize that the steel business is cyclical in nature and expect to see future changes in the balance of supply and demand impact our margins and profitability. We also recognize that the global demand for steel has been growing at close to 6% annually since 2000 reflecting the building of infrastructure in Brazil, Russia, India, China, the Middle East, Eastern Europe, Africa and other parts of Asia. We believe this growth in steel consumption is likely to last for at least several years as more of the world population becomes industrialized.

Liquidity and Capital Resources

The current ratio was 2.8 at the end of the first half of 2008 and 3.2 at year-end 2007. The percentage of long-term debt to total capital was 28% at the end of the first half of 2008 and 29% at year-end 2007. Accounts receivable and inventories increased 62% and 56%, respectively, since year-end due to the 61% increase in net sales over the fourth quarter of 2007.

Capital expenditures increased over 150% from $198.7 million the first half of 2007 to $501.7 million in the first half of 2008. Capital expenditures, excluding acquisitions, are projected to be over $800 million for all of 2008.

In June, Nucor’s board of directors declared the regular quarterly cash dividend on Nucor’s common stock of $0.32 per share and a supplemental cash dividend of $0.20 per share. The total dividend of $0.52 per share is payable on August 11, 2008 to stockholders of record on June 30, 2008.

Existing cash and cash equivalents and short-term investments of approximately $1.44 billion funded the DJJ acquisition. In late May 2008, Nucor completed a public offering of 27,667,580 common shares at an offering price of $74.00 per share. In early June, Nucor issued $1.00 billion in debt with maturities from 2013 to 2037. We plan to use the approximately $2.97 billion net proceeds after expenses from the common stock offering and the issuance of notes for general corporate purposes including acquisitions, capital expenditures, working capital requirements and repayment of debt.

Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor believes it has the ability to raise additional funds as needed to finance acquisitions and maintain reasonable financial strength.

In June 2008, Nucor received increased commitments under its existing five-year unsecured revolving credit facility to provide for up to $1.3 billion in revolving loans. The multi-year revolving credit agreement matures in November 2012 and was amended in June to allow up to $200 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. No borrowings were outstanding under the credit facility as of June 28, 2008.

Nucor has recently announced several major projects. In July 2008, Nucor completed the acquisition of 50% of the stock of Duferdofin - Nucor S.r.l., for the purchase price of €423.5 million (approximately $658 million). The company will operate from its current headquarters in San Zeno, Italy. Duferdofin - Nucor S.r.l. operates a steel melting and bloom/billet caster in San Zeno as well as rolling mills in Pallanzeno and Giammoro. Total production in 2007 was approximately one million tons. A new merchant bar mill, which is expected to produce approximately 450,000 tons, is under construction at the Giammoro plant and is expected to be fully operational in late 2008.

In May 2008, Nucor applied for a permit to build a $2 billion state-of-the-art iron-making facility in St. James Parish, Louisiana.  Sites outside of the United States are still being considered, and the site selection and capital investment are subject to approval by Nucor’s board of directors.  The facility is expected to produce 3,000,000 tons of pig iron, employing the latest technologies to reduce emissions. If the project is ultimately built in the U.S., it would be the first domestic greenfield pig iron facility built in more than 30 years.

In June 2008, Nucor announced that its wholly owned subsidiary, Harris Steel, Inc., signed a Purchase Agreement to acquire all of the issued and outstanding common shares of Ambassador Steel Corporation (“Ambassador”) for a cash purchase price of approximately $185 million. Based in Auburn, Indiana, Ambassador is a fabricator and distributor of concrete reinforcing steel and related products. The transaction is expected to close during the third quarter of 2008 after satisfactory resolution of certain closing conditions.

Nucor also recently announced the signing of a memorandum of understanding with Sidenor S.A. to purchase a 34% share of a new joint venture that will be formed for the production and distribution of long steel products and plate in the Balkans, Turkey, Cyprus and North Africa.  Final agreement to establish the joint venture is dependent upon execution of definitive agreements, completion of due diligence and approval of regulatory bodies and the boards of directors of both companies.

As of June 28, 2008, significant new commitments were entered into during the second quarter of 2008 with respect to the issuance of $1.00 billion in debt with the following estimated payments (in thousands):

					2013 and
	Total	2008	2009 - 2010	2011 - 2012	thereafter

Long-term debt	$1,000,000	$-	$-	$-	$1,000,000

Interest on long-term debt	822,188	28,875	115,500	115,500	562,313

Total additional
contractual obligations	$1,822,188	$28,875	$115,500	$115,500	$1,562,313

There were no other significant changes to our contractual commitments as presented in our 2007 Annual Report.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales.  Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction.  At June 28, 2008, accumulated other comprehensive income (loss) includes $99.2 million in unrealized net-of-tax gains for the fair value of these derivative instruments.  Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at June 28, 2008, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$52,884	$132,211
Aluminum	6,200	13,867
Copper	370	925

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk through its operations in Canada and Trinidad and its joint ventures in Australia and Italy. In the first half of 2008, the Company entered into forward foreign currency contracts in order to mitigate the risk of currency fluctuation on the anticipated joint venture with the Duferco Group of Lugano, Switzerland. These contracts had a notional value of €423.5 million and matured in the second quarter of 2008 resulting in gains of $17.6 million. These contracts all settled during the second quarter of 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of 2008, Nucor acquired DJJ (See Note 3 to the condensed financial statements included in Item 1). Nucor is in the process of incorporating these operations as part of our internal controls. Nucor has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include DJJ. Nucor will report on its assessment of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 9, 2008, the following actions were taken:

Two directors were elected for terms of three years expiring in 2011: 241,232,640 shares were voted for Peter C. Browning (10,150,644 withheld) and 245,970,817 shares were voted for Victoria F. Haynes (5,412,466 withheld). Clayton C. Daley, Jr., Daniel R. DiMicco, Harvey B. Gantt, James D. Hlavacek, Bernard L. Kasriel and John H. Walker continue to serve as directors of the Company.

The Audit Committee’s selection of PricewaterhouseCoopers LLP to serve as Nucor’s independent registered public accounting firm for the year ending December 31, 2008 was ratified by a vote of 247,136,716 for, 2,144,981 against and 2,101,577 abstaining.

The Annual and Long-term Senior Officers Incentive Compensation plans were approved by a vote of 238,273,291 for, 10,446,898 against and 2,663,079 abstaining.

A stockholder proposal to modify the standard for electing Nucor’s directors was defeated by a vote of 103,094,137 for, 118,035,661 against and 2,940,132 abstaining.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2	Stake Purchase by and among Nucor Corporation, Nucor Euopean Holdings BV, and Duferco Participations Holding Ltd., Duferco Italia Holdings S.P.A., dated as of May 12, 2008

10	Senior Officers Annual Incentive Plan

10.1	Senior Officers Long-term Incentive Plan

12.1	Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer and Executive Vice President

Dated: August 5, 2008

NUCOR CORPORATION
List of Exhibits to Form 10-Q - June 28, 2008

Exhibit No.	Description of Exhibit

2	Stake Purchase by and among Nucor Corporation, Nucor Euopean Holdings BV, and Duferco Participations Holding Ltd., Duferco Italia Holdings S.P.A., dated as of May 12, 2008

10	Senior Officers Annual Incentive Plan

10.1	Senior Officers Long-term Incentive Plan

12.1	Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002