Form 10-Q
period 2008-09-27
NUCOR CORP
filed 2008-11-04
CIK 73309

Third Quarter 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

313,949,595 shares of common stock were outstanding at September 27, 2008.

Nucor Corporation

Form 10-Q

September 27, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net sales	$7,447,520	$4,259,221	$19,512,388	$12,196,216

Costs, expenses and other:
Cost of products sold	5,990,407	3,449,260	15,941,654	9,844,763
Marketing, administrative and other expenses	215,755	145,470	605,641	430,605
Interest expense (income), net	23,030	3,576	68,109	(607)
Minority interests	76,213	76,494	255,920	214,653

	6,305,405	3,674,800	16,871,324	10,489,414

Earnings before income taxes	1,142,115	584,421	2,641,064	1,706,802
Provision for income taxes	407,525	203,199	915,966	599,701

Net earnings	$734,590	$381,222	$1,725,098	$1,107,101

Net earnings per share:
Basic	$2.32	$1.30	$5.73	$3.71
Diluted	$2.31	$1.29	$5.70	$3.68

Average shares outstanding:
Basic	316,713	293,096	301,156	298,468
Diluted	318,168	295,019	302,829	300,600

Dividends declared per share	$0.52	$0.61	$1.56	$1.83

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Sept. 27, 2008	Dec. 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,654,336	$1,393,943
Short-term investments	24,856	182,450
Accounts receivable, net	2,553,128	1,611,844
Inventories	3,145,706	1,601,600
Other current assets	254,954	283,412

Total current assets	7,632,980	5,073,249
Property, plant and equipment, net	4,075,020	3,232,998
Goodwill	1,787,998	847,887
Other intangible assets, net	999,636	469,936
Other assets	840,913	202,052

Total assets	$15,336,547	$9,826,122

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt	$14,979	$22,868
Long-term debt due within one year	180,400	—
Accounts payable	1,711,893	691,668
Federal income taxes payable	83,837	—
Salaries, wages and related accruals	617,837	436,352
Accrued expenses and other current liabilities	513,028	431,148

Total current liabilities	3,121,974	1,582,036

Long-term debt due after one year	3,086,200	2,250,300

Deferred credits and other liabilities	659,726	593,423

Minority interests	292,174	287,446

Stockholders’ equity:
Common stock	149,621	149,302
Additional paid-in capital	1,619,245	256,406
Retained earnings	7,865,365	6,621,646
Accumulated other comprehensive income,	63,279	163,362

net of income taxes	9,697,510	7,190,716
Treasury stock	(1,521,037)	(2,077,799)

Total stockholders’ equity	8,176,473	5,112,917

Total liabilities and stockholders’ equity	$15,336,547	$9,826,122

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Sept. 27, 2008	Sept. 29, 2007
Operating activities:
Net earnings	$1,725,098	$1,107,101
Adjustments:
Depreciation	354,291	298,280
Amortization	51,056	15,437
Stock-based compensation	38,428	33,875
Deferred income taxes	(111,536)	(91,191)
Minority interests	255,914	214,651
Settlement of derivative hedges	19,837	(13,207)
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(437,792)	(239,401)
Inventories	(1,083,823)	(128,436)
Accounts payable	199,364	167,549
Federal income taxes	163,514	71,598
Salaries, wages and related accruals	165,016	(54,430)
Other	(17,117)	8,857

Cash provided by operating activities	1,322,250	1,390,683

Investing activities:
Capital expenditures	(806,152)	(330,586)
Sale of interest in affiliates	—	29,500
Investment in affiliates	(704,945)	(27,913)
Disposition of plant and equipment	8,676	804
Acquisitions (net of cash acquired)	(1,827,165)	(1,410,677)
Purchases of investments	(234,461)	(276,945)
Proceeds from the sale of investments	392,055	1,687,578
Proceeds from currency derivative contracts	1,441,863	517,241
Settlement of currency derivative contracts	(1,424,291)	(511,394)

Cash used in investing activities	(3,154,420)	(322,392)

Financing activities:
Net change in short-term debt	(143,480)	(66,461)
Proceeds from the issuance of long-term debt	989,715	—
Bond issuance costs	(6,938)	—
Issuance of common stock	1,995,921	10,430
Excess tax benefits from stock-based compensation	10,600	9,500
Distributions to minority interests	(252,569)	(231,520)
Cash dividends	(493,002)	(549,606)
Acquisition of treasury stock	(7,684)	(754,029)

Cash provided by (used in) financing activities	2,092,563	(1,581,686)

Increase (decrease) in cash and cash equivalents	260,393	(513,395)
Cash and cash equivalents - beginning of year	1,393,943	785,651

Cash and cash equivalents - end of nine months	$1,654,336	$272,256

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Inventories Valuation – Inventories are stated at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 57% of total inventories as of September 27, 2008 (60% as of December 31, 2007). All inventories held by the parent company and Nucor-Yamato Steel Company are valued using the LIFO method of accounting except for supplies that are consumed indirectly in the production process, which are valued using the FIFO method of accounting. All inventories held by the parent company’s other subsidiaries are valued using the FIFO method of accounting.

Accounting Pronouncements Recently Adopted – Effective January 1, 2008, Nucor adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”), as it applies to financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value and expands disclosures. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 12 for additional information regarding the adoption of this standard.

Recent Accounting Pronouncements – In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 160 outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS 141R and SFAS 160 are effective for Nucor in 2009. Management is currently evaluating the impact of these statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is effective for Nucor in 2009. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires enhanced disclosures about a company’s derivative and hedging activities. This standard is not expected to have a material impact on Nucor’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. We will adopt the provisions of FSP EITF 03-6-1 on January 1, 2009. Management is currently evaluating the impact of this FSP.

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

We have obtained independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. These valuations are subject to adjustment as additional information is obtained; however, these adjustments are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of DJJ as of the date of acquisition (in thousands):

Current assets	$758,748
Property, plant and equipment	288,440
Goodwill	835,608
Other intangible assets	449,167
Other assets	6,211

Total assets acquired	2,338,174

Current liabilities	(695,520)
Long-term debt	(16,300)
Deferred credits and other liabilities	(182,747)

Total liabilities assumed	(894,567)

Net assets acquired	$1,443,607

The purchase price allocation to the identifiable intangible assets is as follows (in thousands, except years):

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

The results of DJJ have been included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for Nucor, assuming the acquisition of DJJ occurred at the beginning of each period are as follows (in thousands, except per share data):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$7,447,520	$4,766,520	$19,961,375	$13,741,390
Net earnings	734,590	386,760	1,736,859	1,138,699
Net earnings per share:
Basic	$2.32	$1.32	$5.77	$3.82
Diluted	$2.31	$1.31	$5.74	$3.79

At the beginning of the second quarter of 2008, Nucor acquired substantially all the assets of Metal Recycling Services Inc. (“MRS”) for approximately $57.0 million. Based in Monroe, North Carolina, MRS, which is now part of DJJ, operates a full-service processing facility and two feeder yards. In April 2008, DJJ acquired substantially all the assets of Galamba Metals Group, which now operates under the Advantage Metals Recycling, LLC (“AMR”) name, for approximately $112.6 million. AMR operates 16 full-service scrap processing facilities in Kansas, Missouri and Arkansas. The cash purchase price of these two acquisitions resulted in goodwill of approximately $30.1 million that has been allocated to the raw materials segment. The purchase price also includes approximately $73.2 million of identifiable intangibles, primarily customer relationships that are being amortized over 20 years.

In August 2008, Nucor’s wholly owned subsidiary, Harris Steel, Inc., acquired all of the issued and outstanding common shares of Ambassador Steel Corporation (“Ambassador”) for a cash purchase price of approximately $185.1 million. At closing, Harris Steel also repaid Ambassador’s bank debt of approximately $135.6 million. Based in Auburn, Indiana, Ambassador is a fabricator and distributor of concrete reinforcing steel and related products. The purchase price includes approximately $69.5 million of goodwill that has been preliminarily allocated to the steel products segment and $59.8 million of identifiable intangibles, primarily customer relationships that are being amortized over 20 years.

The purchase price allocations related to these three acquisitions are subject to adjustments as additional information is obtained; however, these adjustments are not expected to be material.

In July 2008, Nucor acquired 50% of the stock of Duferdofin – Nucor S.r.l., for the purchase price of approximately $667.0 million. Duferdofin – Nucor operates a steel melt shop with a bloom/billet caster and two rolling mills in Italy. Nucor accounts for this investment using the equity method (see Note 7).

4.	INVENTORIES: Inventories consist of approximately 52% raw materials and supplies and 48% finished and semi-finished products at September 27, 2008 (43% and 57% respectively, at December 31, 2007). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $1.00 billion higher at September 27, 2008 ($581.5 million higher at December 31, 2007).

5.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $4.26 billion at September 27, 2008 ($3.92 billion at December 31, 2007).

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended September 27, 2008 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2007	$2,007	$786,491	$—	$59,389	$847,887
Acquisitions	—	80,380	870,012	—	950,392
Purchase price adjustments of previous acquisitions	—	7,262	—	269	7,531
Translation	—	(17,812)	—	—	(17,812)

Balance at September 27, 2008	$2,007	$856,321	$870,012	$59,658	$1,787,998

Goodwill resulting from the acquisition of DJJ accounts for almost all of the increase in goodwill in the first nine months of 2008 and is presented based upon Nucor’s preliminary purchase price allocation. The majority of goodwill is not tax deductible.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	September 27, 2008		December 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$928,229	$64,330	$414,514	$20,042
Trademarks and trade names	122,706	5,667	59,431	1,746
Other	27,868	9,170	24,102	6,323

	$1,078,803	$79,167	$498,047	$28,111

Intangible asset amortization expense was $19.0 million and $8.3 million in the third quarter of 2008 and 2007, respectively, and $51.1 million and $15.4 million in the first nine months of 2008 and 2007, respectively. Annual amortization expense is estimated to be $71.0 million in 2008; $76.6 million in 2009; $72.2 million in 2010; $68.5 million in 2011; and $65.1 million in 2012.

7.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $772.6 million at September 27, 2008 ($146.0 million at December 31, 2007) and is recorded in other assets in the consolidated balance sheets. In July 2008, Nucor acquired a 50% economic and voting interest in Duferdofin-Nucor S.r.l., a steel manufacturer with three structural mills located in Italy. Nucor accounts for the investment in Duferdofin-Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the partners. Nucor’s investment in Duferdofin-Nucor at September 27, 2008 was $618.0 million, comprised primarily of our initial cash investment of $667.0 million less foreign currency translation. Nucor’s 50% share of the total net assets of Duferdofin-Nucor on a historical basis was $114.9 million, resulting in a basis difference of $503.1 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin-Nucor as well as the identification of goodwill and definite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. The results of Duferdofin-Nucor and other equity investments are included in marketing, administrative and other expenses in the consolidated statements of earnings and are immaterial for all periods presented.

8.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the consolidated balance sheets, were $189.1 million at September 27, 2008 (none at December 31, 2007). Dividends payable, included in accrued expenses and other current liabilities in the consolidated balance sheets, were $164.9 million at September 27, 2008 ($176.5 million at December 31, 2007).

9.	DEBT AND OTHER FINANCING ARRANGEMENTS: In June 2008, Nucor issued $1.00 billion in debt in three tranches: $250 million 5% notes due 2013, $500 million 5.85% notes due 2018 and $250 million 6.4% notes due 2037. Net proceeds of the issuance were $982.8 million. Discount and issuance costs of $17.2 million have been capitalized related to this debt and are amortized over the respective lives of the notes.

During the first half of 2008, Nucor issued and repaid $800 million of commercial paper, which had maturities up to 90 days.

In June 2008, Nucor received increased commitments under its existing five-year unsecured revolving credit facility to provide for up to $1.3 billion in revolving loans. The multi-year revolving credit agreement matures in November 2012 and was amended in June to allow up to $200 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. No borrowings were outstanding under the credit facility as of September 27, 2008.

10.	CAPITAL STOCK: In May 2008, Nucor completed a public offering of approximately 27.7 million common shares at an offering price of $74.00 per share. Net proceeds of the offering were approximately $1.99 billion, after deducting underwriting discounts and commissions and offering expenses.

Nucor repurchased approximately 2.8 million shares during the third quarter and first nine months of 2008 at a cost of approximately $124.0 million, of which $116.3 million is included in accounts payable at quarter-end.

11.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the consolidated balance sheets at fair value. Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

In the first half of 2008, the Company entered into a series of forward foreign currency contracts in order to mitigate the risk of currency fluctuation on the anticipated joint venture with the Duferco Group. These contracts had a notional value of €423.5 million and matured in the second quarter of 2008 resulting in gains of $17.6 million. There were no outstanding forward foreign currency contracts at September 27, 2008.

Of the total ($14.8) million fair value of commodity contracts at September 27, 2008, $5.6 million is recorded in other current assets, $3.5 million is recorded in accrued expenses and other current liabilities and $16.9 million is recorded in deferred credits and other liabilities. Of the total $6.1 million fair value of commodity contracts at December 31, 2007, $10.5 million is included in other assets and $4.4 million is recorded in accrued expenses and other current liabilities.

12.	FAIR VALUE MEASUREMENTS: Effective January 1, 2008, Nucor adopted SFAS 157 as described in Note 2. SFAS 157 is effective for Nucor in 2008 for financial assets and liabilities and effective for non-financial assets and liabilities in 2009. The implementation of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements. Management has not yet determined the impact from the adoption of SFAS 157 as it pertains to non-financial assets and liabilities.

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of September 27, 2008 (in thousands):

Description	Carrying Amount in Consolidated Balance Sheets	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,469,688	$1,469,688	$—	$—
Short-term investments	24,856	24,856	—	—
Derivatives	(15,972)	—	(15,972)	—

Nucor uses derivatives from time to time to mitigate the effect of natural gas cost fluctuations, foreign currency fluctuations, interest rate movements, and price fluctuations of aluminum and copper purchased for resale to its customers. Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices and spot and future exchange rates.

13.	CONTINGENCIES: Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The cases are filed as class actions. The plaintiffs allege that from January 2005 to the present eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief.

Although we believe the plaintiffs’ claims are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine Nucor’s potential exposure.

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $30.8 million of accrued environmental costs at September 27, 2008 ($19.9 million at December 31, 2007), $11.8 million was classified in accrued expenses and other current liabilities ($16.6 million at December 31, 2007) and $19.0 million was classified in deferred credits and other liabilities ($3.3 million at December 31, 2007).

Other contingent liabilities with respect to product warranties and other matters arise in the normal course of business. In the opinion of management, no such matters exist which would have a material effect on the consolidated financial statements.

14.	STOCK-BASED COMPENSATION: Stock Options – A summary of activity under Nucor’s stock option plans for the nine months ended September 27, 2008 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,852	$20.37
Exercised	(539)	19.28		$25,177
Canceled	—	—

Outstanding at September 27, 2008	1,313	$20.82	2.7 Years	$30,894

Options exercisable at September 27, 2008	1,313	$20.82	2.7 Years	$30,894

As of March 1, 2006 all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first nine months of 2008 or 2007. The amount of cash received from the exercise of stock options totaled $1.3 million and $9.9 million in the third quarter and first nine months of 2008, respectively.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first nine months of 2008 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	479	$51.93
Granted	280	67.33
Vested	(384)	53.76
Canceled	—	—

Unvested at September 27, 2008	375	$61.57

Shares reserved for future grants	1,987

Compensation (income) expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was ($1.7) million and $4.8 million in the third quarter of 2008 and 2007, respectively, and was $7.7 million and $13.8 million in the first nine months of 2008 and 2007, respectively. At September 27, 2008, unrecognized compensation expense related to unvested restricted stock was $5.4 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first nine months of 2008 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	918	$60.82
Granted	679	74.80
Vested	(448)	64.43
Canceled	(7)	67.62

Unvested at September 27, 2008	1,142	$67.67

Shares reserved for future grants	17,011

Compensation expense for RSUs was $9.0 million and $5.7 million in the third quarter of 2008 and 2007, respectively, and was $30.7 million and $20.1 million in the first nine months of 2008 and 2007, respectively. As of September 27, 2008, there was $60.0 million of total unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

15.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $112.4 million and $58.9 million in the third quarter of 2008 and 2007, respectively, and was $268.5 million and $175.9 million in the first nine months of 2008 and 2007, respectively.

16.	INTEREST EXPENSE (INCOME): The components of net interest expense (income) are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Interest expense	$36,996	$10,452	$101,068	$36,695
Interest income	(13,966)	(6,876)	(32,959)	(37,302)

Interest expense, net	$23,030	$3,576	$68,109	$(607)

17.	INCOME TAXES: The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2005 and 2006 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has concluded U.S. federal income tax matters for years through 2004. The 2007 tax year is open to examination by the IRS. The tax years 2003 through 2007 remain open to examination by other major taxing jurisdictions to which Nucor is subject.

18.	COMPREHENSIVE INCOME: The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net earnings	$734,590	$381,222	$1,725,098	$1,107,101
Net unrealized loss on hedging derivatives, net of income taxes	(106,629)	(9,623)	(3,833)	(4,407)
Reclassification adjustment for (gain) loss on settlement of hedging derivatives included in net income, net of income taxes	(6,000)	6,123	(13,066)	8,607
Foreign currency (loss) gain, net of income taxes	(84,354)	96,219	(83,184)	127,721
Other	—	—	—	3,208

Total comprehensive income	$537,607	$473,941	$1,625,015	$1,242,230

19.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity investment in Duferdofin-Nucor. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finish steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, the scrap broker and processor that Nucor acquired on February 29, 2008; Nu-Iron Unlimited, a facility that produces direct reduced iron used by the steel mills; and certain equity method investments. The “All other” category primarily includes Novosteel S.A., a steel trading business of which Nucor owns 75%. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Interest expense, minority interests, other income, profit sharing expense and changes in the LIFO reserve and environmental accruals are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, deferred income tax assets and investments in affiliates.

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net sales to external customers:
Steel mills	$5,192,082	$3,344,116	$13,844,672	$9,953,526
Steel products	1,238,642	853,495	3,243,420	2,086,286
Raw materials	897,539	—	2,059,797	—
All other	119,257	61,610	364,499	156,404

	$7,447,520	$4,259,221	$19,512,388	$12,196,216

Intercompany sales:
Steel mills	$689,301	$346,577	$1,752,045	$922,343
Steel products	12,275	10,553	33,246	25,538
Raw materials	3,034,055	87,650	6,704,621	227,400
All other	2,267	6,795	4,458	18,131
Corporate/eliminations	(3,737,898)	(451,575)	(8,494,370)	(1,193,412)

	$—	$—	$—	$—

Earnings before income taxes:
Steel mills	$1,223,035	$744,510	$3,062,901	$2,147,304
Steel products	100,034	83,340	250,483	204,088
Raw materials	135,505	(3,189)	267,705	(14,568)
All other	9,052	1,501	29,268	3,605
Corporate/eliminations	(325,511)	(241,741)	(969,293)	(633,627)

	$1,142,115	$584,421	$2,641,064	$1,706,802

	Sept. 27, 2008	Dec. 31, 2007
Segment assets:
Steel mills	$7,366,907	$5,134,277
Steel products	3,748,408	2,938,964
Raw materials	2,934,802	465,105
All other	229,558	182,840
Corporate/eliminations	1,056,872	1,104,936

	$15,336,547	$9,826,122

20.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Basic net earnings per share:
Basic net earnings	$734,590	$381,222	$1,725,098	$1,107,101

Average shares outstanding	316,713	293,096	301,156	298,468

Basic net earnings per share	$2.32	$1.30	$5.73	$3.71

Diluted net earnings per share:
Diluted net earnings	$734,590	$381,222	$1,725,098	$1,107,101

Diluted average shares outstanding:
Basic shares outstanding	316,713	293,096	301,156	298,468
Dilutive effect of stock options and other	1,455	1,923	1,673	2,132

	318,168	295,019	302,829	300,600

Diluted net earnings per share	$2.31	$1.29	$5.70	$3.68

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and the changes in the supply and cost of raw materials, including scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products and scrap steel; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including excess world capacity for steel production and fluctuations in international conversion rates; (6) U.S. and foreign trade policy affecting steel imports or exports; (7) significant changes in government regulations affecting environmental compliance; (8) the cyclical nature of the steel industry; (9) capital investments and their impact on our performance; and (10) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

Nucor and affiliates are manufacturers of steel products, with operating facilities primarily in the U.S. and Canada. The steel mills segment produces carbon and alloy steel in bars, beams, sheet and plate. The steel products segment produces steel joists and joist girders; steel deck; fabricated concrete reinforcing steel; cold finished steel; steel fasteners; metal building systems; light gauge steel framing; steel grating and expanded metal; and wire and wire mesh. The raw materials segment produces direct reduced iron used by the steel mills; brokers ferrous and nonferrous metals, pig iron and HBI/DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap. Nucor is North America’s largest recycler.

In February 2008, Nucor completed its acquisition of the stock of SHV North America Corporation, which owns 100% of The David J. Joseph Company and related affiliates, for a purchase price of approximately $1.44 billion. DJJ now operates as a wholly owned subsidiary of Nucor Corporation and is headquartered in Cincinnati, Ohio. The principal activities of DJJ, which has been the broker of ferrous scrap to Nucor since 1969, include the operation of scrap recycling facilities (processing); brokerage services for scrap, ferro-alloys, pig iron and scrap substitutes; mill and industrial services; and rail and logistics services. DJJ is included in Nucor’s raw materials segment.

Since scrap is Nucor’s largest single cost, the acquisition of DJJ provides an ideal growth platform for Nucor to expand our direct ownership in the steel scrap supply chain and further our raw materials strategy. At the beginning of the second quarter of 2008, Nucor acquired substantially all the assets of Metal Recycling Services Inc. (“MRS”) for approximately $57.0 million. Based in Monroe, North Carolina, MRS, which is now part of DJJ, operates a full-service processing facility and two feeder yards. In April 2008, DJJ acquired substantially all the assets of Galamba Metals Group, which now operates under the Advantage Metals Recycling, LLC (“AMR”) name, for approximately $112.6 million. AMR operates 16 full-service scrap processing facilities in Kansas, Missouri and Arkansas. In the third quarter of 2008, DJJ acquired substantially all the assets of the American Compressed Steel operations of Secondary Resources, Inc. American Compressed Steel has facilities in Kansas City, St. Joseph and Sedalia, Missouri, and processes nearly 180,000 tons annually. DJJ is now operating these facilities under the AMR name.

Also in the third quarter of 2008, Nucor’s wholly owned subsidiary, Harris Steel, Inc., acquired all of the issued and outstanding common shares of Ambassador Steel Corporation (“Ambassador”) for a cash purchase price of approximately $185.1 million. At closing, Harris Steel also repaid Ambassador’s bank debt of approximately $135.6 million. Based in Auburn, Indiana, Ambassador is a fabricator and distributor of concrete reinforcing steel and related products.

In July 2008, Nucor acquired 50% of the stock of Duferdofin-Nucor S.r.l. for approximately $667.0 million. Duferdofin-Nucor operates a steel melt shop with a bloom/billet caster and two rolling mills in Italy. Total production in 2007 was approximately one million tons. A new merchant bar mill, which is expected to produce approximately 450,000 tons, is under construction at the Giammoro plant and is expected to be fully operational in late 2008. Since Nucor accounts for this equity method investment on a one-month lag, only two months of Duferdofin-Nucor’s earnings have been included in Nucor’s results for the third quarter of 2008.

Steel production was 17,384,000 tons in the first nine months of 2008, compared with 16,503,000 tons produced in the first nine months of 2007, an increase of 5%. Total steel shipments increased 5% to 17,506,000 tons in the first nine months of 2008, compared with 16,663,000 tons in last year’s first nine months. Steel sales to outside customers increased 1% to 15,285,000 tons in the first nine months of 2008, compared with 15,157,000 tons in last year’s first nine months. In March 2007, Nucor acquired a large customer, Harris Steel Group Inc. (“Harris”), causing a shift from outside sales tons to inside sales tons. If Nucor continues to acquire downstream businesses, the percentage of our steel production sold to inside customers may continue to increase.

In the steel products segment, steel joist production during the first nine months was 391,000 tons, compared with 409,000 tons in the first nine months of 2007, a decrease of 4%. Steel deck sales increased to 388,000 tons in the first nine months of 2008, compared with 355,000 tons in last year’s first nine months, an increase of 9%. Cold finished steel sales increased 22% to 394,000 tons in the first nine months of 2008 compared with 322,000 tons in the first nine months of 2007. Sales of fabricated concrete reinforcing steel were 669,000 tons in the first nine months of 2008, compared with 385,000 tons in the first nine months of 2007.

The average estimated utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 91%, 75% and 89%, respectively, in the first nine months of 2008, compared with 87%, 78% and 80%, respectively, in the first nine months of 2007.

Results of Operations

Net Sales Net sales to external customers by segment for the third quarter and the first nine months of 2008 and 2007 were as follows:

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	September 27, 2008	September 29, 2007	% Change	September 27, 2008	September 29, 2007	% Change
Steel mills	$5,192,082	$3,344,116	55%	$13,844,672	$9,953,526	39%
Steel products	1,238,642	853,495	45%	3,243,420	2,086,286	55%
Raw materials	897,539	—	—	2,059,797	—	—
All other	119,257	61,610	94%	364,499	156,404	133%

Net sales	$7,447,520	$4,259,221	75%	$19,512,388	$12,196,216	60%

Net sales for the third quarter of 2008 increased 75% from the third quarter of 2007. Average sales price per ton increased 51% from $738 in the third quarter of 2007 to $1,111 in the third quarter of 2008, while total tons shipped to outside customers increased 16% over the same period last year. Net sales increased 5% from the second quarter of this year due to a 21% increase in average sales price per ton over the second quarter of 2008, offset by a 13% decrease in total tons shipped to outside customers.

Net sales for the steel mills segment increased 55% over the third quarter of 2007 due to the $444 (67%) increase in the average sales price per ton, partially offset by a 7% decrease in steel sales to outside customers from 5,038,000 tons in the third quarter of 2007 to 4,688,000 tons in the third quarter of 2008.

The 45% increase in the steel products segment’s sales for the third quarter was due to a 20% increase in shipments, primarily attributable to acquisitions, as well as a 22% increase in the average sales price per ton.

In the third quarter of 2008, approximately 78% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 21% of the outside sales were from the scrap processing facilities. Prior to the acquisition of DJJ, there were no outside sales of raw materials.

Net sales for the first nine months of 2008 increased 60% from last year’s first nine months due to a 30% increase in average sales price per ton from $716 in the nine months of 2007 to $934 in the first nine months of 2008 and a 23% increase in total tons shipped to outside customers.

The 39% increase in sales for the first nine months of 2008 in the steel mills segment was primarily attributable to the $249 per ton (38%) increase in average realized prices from the same period last year. In addition, steel sales to outside customers increased 1% from the first nine months of 2007 to the first nine months of 2008.

The 55% increase in the steel products segment’s sales for the first nine months of the year resulted primarily from an increase of approximately 35% in shipments. The higher volume of shipments is mainly attributable to the acquisition of Harris in March 2007, Magnatrax Corporation in August 2007 and Ambassador in August 2008. Subsequent to its acquisition by Nucor, Harris has continued to grow its rebar fabrication business by acquiring other rebar fabrication companies, which also contributed to the rise in shipments. The increased sales for this segment were also due to a 16% increase in average sales price per ton.

In the raw materials segment, approximately 77% of outside sales in the first nine months of 2008 were from the brokerage operations of DJJ and approximately 22% of the outside sales were from the scrap processing facilities.

The “All other” category includes Novosteel S. A., a steel trading business of which Nucor, through Harris, owns 75%. The period over period increases in sales are due to Nucor owning the interest in Novosteel for all of 2008 versus only a portion of 2007 (since March 2007), combined with an increased sales price per ton.

Gross Margins For the third quarter of 2008, Nucor recorded gross margins of $1.46 billion (20%), compared to $810.0 million (19%) in the third quarter of 2007. The year-over-year dollar and gross margin increases were the result of increased average sales price per ton for all products, the 16% increase in total shipments to outside customers and the significant acquisitions made by Nucor in the last 21 months. The positive impact of these factors on our gross margin percentage was partially offset by the following:

•

In the steel mills segment, the average price of raw materials used increased approximately 88% from the third quarter of 2007 to the third quarter of 2008, primarily due to the increased cost of scrap. The average scrap and scrap substitute cost per ton used was $533 in the third quarter of 2008, an increase of 92% compared with $277 in the third quarter of 2007. Energy costs increased $7 per ton over the prior year period. In the steel products segment, the average price of raw materials used increased approximately 39% from the third quarter of 2007 to the third quarter of 2008.

•

Nucor incurred a LIFO charge of $140.0 million in the third quarter of 2008, compared with a charge of $11.0 million in last year’s third quarter. (LIFO charges for interim periods are based on management’s estimates of both inventory prices and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant.)

•

DJJ’s business of collecting and processing ferrous and non-ferrous materials for resale typically operates at lower margins than Nucor has historically experienced as a manufacturer of steel and steel products.

•

Pre-operating and start-up costs of new facilities increased to $29.7 million in the third quarter of 2008, compared with $14.1 million in the third quarter of 2007. In 2008 and 2007, these costs primarily related to the HIsmelt project in Kwinana, Australia, the construction of the SBQ mill in Memphis, Tennessee, the start-up of our building systems facility in Brigham City, Utah and the Castrip® project in Blytheville, Arkansas.

For the first nine months of 2008, Nucor recorded gross margins of $3.57 billion (18%), compared to $2.35 billion (19%) in the first nine months of 2007. The year-over-year dollar increase was the result of increased average sales price per ton for all products, the 23% increase in total shipments to outside customers and the significant acquisitions made by Nucor in the last 21 months. The decrease in our gross margin percentage was due principally to the following factors:

•

The cost of raw materials, including scrap and energy, continued to escalate. In the steel mills segment, the average price of raw materials used increased approximately 58% from the first nine months of 2007 to the first nine months of 2008, primarily due to the increased cost of scrap, our main raw material. The average scrap and scrap substitute cost per ton used in the first nine months of 2008 was $439, an increase of 60% compared with $275 in the first nine months of 2007. Energy costs increased $5 per ton over the prior year period. In the steel products segment, the average price of raw materials used increased approximately 25% from the first nine months of 2007 to the first nine months of 2008.

•

As a result of these increased raw material and energy costs, Nucor incurred a record LIFO charge of $423.0 million in the first nine months of 2008, compared with a charge of $102.0 million in the first nine months of 2007.

•

DJJ’s business of collecting and processing ferrous and non-ferrous materials for resale typically operates at lower margins than Nucor has historically experienced as a manufacturer of steel and steel products.

•	Pre-operating and start-up costs of new facilities increased from $39.1 million in the first nine months of 2007 to $74.8 million in the first nine months of 2008.

Nucor’s raw material surcharge has helped offset the impact of significantly more volatile scrap prices and allowed us to purchase the scrap needed to fill our customers’ orders. Changes in scrap prices are based on changes in the global supply and demand for scrap, which is tied to the global supply and demand for steel products. Although it is currently moderating, demand for scrap and other raw materials has risen sharply in recent years in response to increased demand, both domestically and internationally, for a wide range of products made from steel without a corresponding increase in the global supply of those raw materials. Our surcharges are based upon changes in widely-available market indices for prices of scrap and other raw materials. We monitor those market indices closely and make adjustments as needed, but generally on a monthly basis, to the surcharges and sometimes directly to the selling prices, for our products. The majority of our steel sales are to spot market customers who place their orders each month based on their business needs and our pricing competitiveness compared with both domestic and global producers and trading companies. We also include in all of our contracts a method of adjusting prices on a monthly basis to reflect changes in scrap prices. Contract sales typically have a term ranging from six months to two years. Although there will always be a timing difference between changes in the prices we pay for raw materials and the adjustments we make, we believe that the surcharge mechanism, which our customers understand is a necessary response by us to the market forces of supply and demand for our raw materials, continues to be an effective means of maintaining our margins.

Marketing, Administrative and Other Expenses The major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased 23% in the third quarter of 2008 over the third quarter of 2007, and increased 15% from the first nine months of 2007 to the first nine months of 2008, primarily due to higher fuel costs. Profit sharing costs, which are based upon and generally fluctuate with pre-tax earnings, more than doubled from third quarter of 2007 to the third quarter of 2008, and increased approximately 60% from the first nine months of 2007 to the first nine months of 2008. Profit sharing costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including comparisons of Nucor’s financial performance to peers in the steel industry and to other high-performing companies.

Interest Expense (Income) Net interest expense (income) for the third quarter and first nine months of 2008 and 2007 was as follows:

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Interest expense	$36,996	$10,452	$101,068	$36,695
Interest income	(13,966)	(6,876)	(32,959)	(37,302)

Interest expense, net	$23,030	$3,576	$68,109	$(607)

In the third quarter of 2008, gross interest expense increased over the prior year primarily due to the tripling of average debt outstanding combined with an increase in average interest rates from 4.6% to 5.4%. Nucor has issued $2.3 billion in notes since the beginning of the fourth quarter of 2007. The interest rates on the $2.3 billion in notes are higher than the rates on the majority of Nucor’s pre-existing debt. Gross interest income increased mainly due to the tripling of the balance of average investments, partially offset by a decrease in the average interest rate earned on investments.

Gross interest expense increased from the first nine months of 2007 to the first nine months of 2008 due to an increase in average debt outstanding of approximately 198% accompanied by an increase in average interest rates from 4.7% to 5.1%. During the first six months of 2008, Nucor issued and repaid $800 million of commercial paper. Gross interest income decreased from the first nine months of 2007 to the first nine months of 2008 due to a decrease in the average interest rate earned on investments.

Minority Interests Minority interests represent the income attributable to the minority partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), Novosteel S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. Minority interests in the third quarter of 2008 remained flat compared to the third quarter of 2007. The nine-month increase in minority interests was primarily attributable to the increased earnings of NYS in the first and second quarters of 2008, which were due to the strength of the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes.

Provision for Income Taxes Nucor had an effective tax rate of 35.7% in the third quarter of 2008 compared with 34.8% in the third quarter of 2007. The effective tax rate in the first nine months of 2008 was 34.7% compared with 35.1% in the first nine months of 2007. In the third quarter of 2008, the effective tax rate trended upward to reflect an expected higher proportion of domestic to foreign pre-tax earnings for the year. The IRS is currently examining Nucor’s 2005 and 2006 federal income tax returns. Management believes that the company has adequately provided for any adjustments that may arise from this audit.

Net Earnings and Return on Equity Net earnings and earnings per share in the third quarter of 2008 increased 93% and 79%, respectively, to a record $734.6 million and $2.31 per diluted share, compared with $381.2 million and $1.29 per diluted share in the third quarter of 2007. Net earnings as a percentage of net sales were 10% and 9%, respectively, in the third quarters of 2008 and 2007.

Net earnings and earnings per share in the first nine months of 2008 increased 56% and 55%, respectively, to a record $1.73 billion and $5.70 per diluted share, compared with $1.11 billion and $3.68 per diluted share in the first nine months of 2007. Net earnings as a percentage of net sales were 9% in both the first nine months of 2008 and 2007. Return on average stockholders’ equity was approximately 34.9% and 30.5% in the first nine months of 2008 and 2007, respectively.

Outlook The global economy continues to be negatively impacted by the unprecedented financial crisis. In the fourth quarter of 2008, we expect to experience a drop in demand and in the prices for our products. To some extent there is an offsetting trend of lower energy and scrap steel prices, but our margins and overall profitability are likely to be adversely affected for some time by the changes that have taken place so abruptly in the global balance of supply and demand for steel, steel products and raw materials.

Our margins have been much stronger since the severely depressed market conditions in 2002 and 2003 when most domestic and global steel companies reported operating losses and many filed for bankruptcy. We believe our variable cost structure allowed us to survive those market conditions as declining scrap prices and our incentive pay system, which reduced our hourly and salary payroll costs, combined to help offset lower selling prices for our products. We expect this same flexibility will work to our advantage during current market conditions.

Although the outlook for the performance of both the economy and the steel industry during the fourth quarter is negative, we believe 2008 as a whole will be our fifth consecutive year of exceptionally strong profitability. If the unprecedented initiatives undertaken since the end of the third quarter by the United States and other governments to stabilize domestic and international financial markets are successful, businesses, including many of our customers, could see significantly improved access to credit and resulting improved business conditions beginning in 2009.

Longer term, we continue to believe in the strength of the global infrastructure build and the associated bull market for steel. It is this global growth in steel demand that will help drive Nucor’s future growth and profitability.

Liquidity and capital resources

The current ratio was 2.4 at the end of the first nine months of 2008 and 3.2 at year-end 2007. The percentage of long-term debt to total capital was 28% at the end of the first nine months of 2008 and 29% at year-end 2007. Accounts receivable increased 58% since year-end due to the 69% increase in net sales over the fourth quarter of 2007. Inventories increased 96% since year-end due to acquisitions, increased scrap inventory tons and increased cost per ton.

Capital expenditures increased approximately 144% in the first nine months of 2008 compared with the first nine months of 2007. Capital expenditures, excluding acquisitions, are projected to be approximately $1.1 billion for all of 2008.

In September, Nucor’s board of directors declared a supplemental dividend of $0.20 per share in addition to the $0.32 per share base dividend. The total dividend of $0.52 per share is payable on November 11, 2008 to stockholders of record on September 30, 2008. The payment of a supplemental dividend in any future period will depend upon many factors, including Nucor’s earnings, cash flow and financial position.

Nucor repurchased approximately 2.8 million shares at a cost of about $124.0 million during the third quarter and first nine months of 2008, and repurchased approximately 11.6 million shares at a cost of about $599.8 million during the third quarter of 2007. Nucor repurchased approximately 14.1 million shares at a cost of about $754.0 million during the first nine months of 2007. Approximately 27.2 million shares remain authorized for repurchase under the Company’s stock repurchase program.

Existing cash and cash equivalents and short-term investments of approximately $1.44 billion funded the DJJ acquisition. In late May 2008, Nucor completed a public offering of 27,667,580 common shares at an offering price of $74.00 per share. In early June, Nucor issued $1.00 billion in debt with maturities from 2013 to 2037. Nucor used a portion of the $2.97 billion net proceeds from the common stock offering and the issuance of notes to fund the acquisition of Ambassador and other companies as well as the investment in Duferdofin-Nucor. We plan to use the remainder of the net proceeds for general corporate purposes including acquisitions, capital expenditures, working capital requirements and repayment of debt.

Funds provided from operations, existing credit facilities and new borrowings are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Nucor believes it has the ability to raise additional funds as needed to finance acquisitions and maintain reasonable financial strength.

In June 2008, Nucor received increased commitments under its existing five-year unsecured revolving credit facility to provide for up to $1.3 billion in revolving loans. The multi-year revolving credit agreement matures in November 2012 and was amended in June to allow up to $200 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. No borrowings were outstanding under the credit facility as of September 27, 2008. Based on the information currently available, we believe that the lenders continue to have the ability to meet their obligations under the credit facility.

Nucor has recently announced several major projects. In July 2008, Nucor announced its plans to install a plate heat treating facility at its plate mill in Hertford County, North Carolina. The heat treat line will have an estimated annual capacity of 120,000 tons and will have the ability to produce heat treated plate from  3/16” through 2” thick. Total cost of the project is expected to be approximately $110 million.

Discussions between Sidenor S.A. and Nucor concerning the possible formation of a joint venture for the production and distribution of long steel products and plate in the Balkans, Turkey, Cyprus and North Africa continue in a cooperative and friendly manner. However, the current turmoil in the world financial markets has delayed the completion of this effort. Both Sidenor and Nucor expect to conclude our discussions when the future outlook becomes clearer.

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

Nucor entered into significant new commitments during the first nine months of 2008 with respect to the issuance of $1.00 billion in debt with the following estimated payments (in thousands) as of September 27, 2008:

	Total	2008	2009 - 2010	2011 - 2012	2013 and thereafter
Long-term debt	$1,000,000	$—	$—	$—	$1,000,000
Interest on long-term debt	807,751	14,438	115,500	115,500	562,313

Total additional contractual obligations	$1,807,751	$14,438	$115,500	$115,500	$1,562,313

There were no other significant changes to our contractual commitments as presented in our 2007 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also uses interest rate swaps to manage net exposure to interest rate changes. Management believes that Nucor’s exposure to interest rate market risk has not significantly changed since December 31, 2007.

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Nucor has a raw material surcharge designed to pass through the cost increases of scrap steel and other raw materials. Our surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At September 27, 2008, accumulated other comprehensive income (loss) includes $12.9 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at September 27, 2008, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$46,552	$116,379
Aluminum	3,657	9,142
Copper	15	38

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk through its operations in Canada and Trinidad and its joint ventures in Australia and Italy. In the first half of 2008, the Company entered into forward foreign currency contracts in order to mitigate the risk of currency fluctuation on the anticipated joint venture with the Duferco Group of Lugano, Switzerland. These contracts had a notional value of €423.5 million and matured in the second quarter of 2008 resulting in gains of $17.6 million. These contracts all settled during the second quarter of 2008.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers between September 12, 2008 and October 6, 2008, in the United States District Court for the Northern District of Illinois. The cases are filed as class actions. The plaintiffs allege that from January 2005 to the present, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek, on behalf of themselves and the purported class, unspecified treble damages, attorneys’ fees, pre- and post-judgment interest and injunctive relief. Although we believe the plaintiffs’ claims are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine Nucor’s potential exposure.

Item 1A.	Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended September 27, 2008 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 29, 2008 - July 26, 2008	—	—	—	—
July 27, 2008 - August 23, 2008	—	—	—	—
August 24, 2008 - September 27, 2008	2,774	$44.68	2,774	27,226

For the quarter ended September 27, 2008	2,774	$44.68	2,774	27,226

(1)	Includes commissions of $0.02 per share.
(2)	On September 6, 2007, the board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to an additional 30 million shares of common stock.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
10	Amended and Restated Severance Plan for Senior Officers and General Managers

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer and Executive Vice President

Dated: November 4, 2008

NUCOR CORPORATION

List of Exhibits to Form 10-Q – September 27, 2008

Exhibit No.	Description of Exhibit
10	Amended and Restated Severance Plan for Senior Officers and General Managers

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002