Form 10-K
period 2008-12-31
NUCOR CORP
filed 2009-02-26
CIK 73309

2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 1-4119

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates was approximately $23.60 billion based upon the closing sales price of the registrant’s common stock on the last day of our most recently completed second fiscal quarter, June 28, 2008.

314,029,607 shares of common stock were outstanding at February 19, 2009.

Documents incorporated by reference include: Portions of 2008 Annual Report (Parts I, II and IV), and Notice of 2009 Annual Meeting of Stockholders and Proxy Statement (Part III) to be filed within 120 days after Nucor’s fiscal year end.

Nucor Corporation

i

PART I

Item 1.	Business

Overview

Nucor Corporation was incorporated in Delaware in 1958. Nucor and affiliates are manufacturers of steel and steel products, with operating facilities and customers primarily located in North America. In February 2008, Nucor acquired The David J. Joseph Company (“DJJ”) and its affiliates. Through DJJ, Nucor also brokers ferrous and nonferrous metals, pig iron and HBI/DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap.

Nucor is North America’s largest recycler, using scrap steel as the primary material in producing our products. In 2008, we recycled approximately 20 million tons of scrap steel.

Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. Net sales to external customers, intercompany sales, depreciation expense, amortization expense, earnings before income taxes, assets and capital expenditures by segment for each of the three years in the period ended December 31, 2008 as well as geographic information for the two years ended December 31, 2008, are set forth in Note 22 of Notes to Consolidated Financial Statements of the 2008 Annual Report, which note is hereby incorporated by reference.

Principal Products Produced

Principal products from the steel mills segment are hot-rolled steel (angles, rounds, flats, channels, sheet, wide-flange beams, pilings, billets, blooms, beam blanks and plate) and cold-rolled steel. Principal products from the steel products segment are steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment produces direct reduced iron (“DRI”) from Nucor’s facility in Trinidad; brokers ferrous and nonferrous metals, pig iron and HBI/DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap.

Hot-rolled steel is manufactured principally from scrap and scrap substitutes, utilizing electric arc furnaces, continuous casting and automated rolling mills. Cold-rolled steel, cold finished steel, steel joists and joist girders, fabricated concrete reinforcing steel, grating and expanded metal, cold drawn wire and steel fasteners are manufactured by further processing of hot-rolled steel. Steel deck, light gauge steel framing and wire mesh are manufactured from cold-rolled and cold drawn steel.

Markets and Marketing

In the steel mills segment, hot-rolled and cold-rolled sheet steel are produced to customer orders. In addition, other hot-rolled and cold-rolled steel are manufactured in standard sizes and inventories are maintained. In 2008, approximately 89% of the steel mills segment production was sold to non-affiliated customers; the remainder was used internally by the steel products segment. Hot-rolled steel and cold-rolled steel are sold primarily to steel service centers, fabricators and manufacturers throughout the United States. In 2008, approximately 40% of our sheet steel sales were made to contract customers with the balance of sales made in the spot market at prevailing prices at the time of sale. These contracts permit price adjustments to reflect changes in prevailing raw material costs and typically have terms ranging from six to twelve months.

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

Item 1.	Business, continued

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

Products from the steel mills and steel products segments are marketed mainly through in-house sales forces. The principal competitive factors are price and service. The markets that Nucor serves are tied to capital and durable goods spending and are affected by changes in economic conditions. Considerable competition exists from numerous domestic manufacturers and foreign imports.

In the raw materials segment, ferrous and nonferrous scrap metal is processed and sold to domestic and international consumers. Additionally, brokerage of scrap substitutes, supply of ferro-alloy, and transportation, material handling and other services are provided to users of scrap metals. The primary customers for ferrous scrap are steel mills and foundries that use scrap as a raw material in their manufacturing process. Nonferrous customers include aluminum can companies, secondary aluminum smelters, steel mills and other processors and consumers of various nonferrous metals. Scrap products and services are marketed through in-house sales forces. In 2008, approximately 20% of the ferrous and nonferrous scrap tons sold by the raw materials segment were to non-affiliated customers.

Due to the global liquidity crisis that has resulted in the rapid weakening of global economic stability, capital spending and the related demand for our products remains depressed. In response, the United States Congress has recently enacted economic stimulus legislation that includes funds for infrastructure that should help capital spending in the months and years to come. This spending package includes “Buy America” language that should benefit our industry. The timing of this stimulus spending is uncertain, however, and we are preparing for a long period of depressed demand.

In the past, unfairly traded steel imports have had a devastating effect on the U.S. steel industry and its workers. We have continued the aggressive trade case work in which we have engaged over the years with our participation in the current statutory five-year sunset reviews of existing duties. In late 2006, the United States International Trade Commission chose to remove the duties that were in place on many of the countries involved in dumping these products into the United States. As a result, more foreign steel has continued to enter our borders with negative effects on several segments of the steel industry. The current economic crisis brings with it a renewed concern that illegally traded steel will once again become a major issue in our market, the world’s most open trading market. The past history of illegally traded steel imports has forced Nucor to become a realist regarding global trade. We will continue to fight illegally dumped foreign steel in support of both free and fair trade.

In 2008, Nucor aggressively supported the adoption of a Chinese Currency bill that would identify the mercantilist practices of currency manipulation that result in distorted trade, an insurmountable trade deficit and the loss of manufacturing jobs in the United States. Several bills were generated in the House and Senate, but none were enacted into law. Our coalition supporting these bills was broad, reaching across multiple industries, and ultimately drew attention to the domestic manufacturing job loss issue. In 2009, we hope that newly proposed legislation will unite Congress in an effort to maintain and enforce laws ensuring free and fair trade. The current Treasury Secretary has said informally that China manipulates its currency. This is a more positive step than anything accomplished by the prior administration. Nucor actively supports several organizations that promote free and fair trade and oppose currency manipulation.

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $1.42 billion and $2.74 billion at December 31, 2008 and 2007, respectively. Nucor’s backlog of orders in the steel products segment was

Item 1.	Business, continued

approximately $1.38 billion and $1.51 billion at December 31, 2008 and 2007, respectively. Order backlogs for the steel mills segment include orders attributable to Nucor’s downstream businesses. The majority of these orders will be filled within one year. The decrease in backlog orders in both segments is due to the economic downturn that occurred in the fourth quarter of 2008 and has continued into 2009. This downturn is severe in the construction markets, which represent a significant percentage of sales for our steel mills and steel products segment. Due to the nature of our raw materials business, order backlog within the raw materials segment is not significant.

Raw Materials

The primary raw material for the steel mills segment is ferrous scrap, which is primarily acquired via DJJ’s brokerage service from numerous sources throughout the country, including our DJJ scrap processing facilities. The primary raw material for the steel products segment is steel, which is almost entirely purchased from the steel mills segment. In the raw materials segment, we purchase ferrous and nonferrous scrap from the following primary sources: (i) manufacturers and industrial plants or other sources which generate or recycle steel scrap, aluminum, copper, stainless steel and other nonferrous metals; and (ii) scrap dealers, peddlers, auto wreckers, demolition firms and others who generate steel which they collect from a variety of sources. We do not purchase a material amount of scrap metal from a single source or from a limited number of major sources. The primary raw material for our DRI facility in Trinidad is iron ore which is purchased from various international suppliers.

The average scrap and scrap substitute cost per ton used remained at historically high levels in 2007 and 2008, increasing 13% from $246 in 2006 to $278 in 2007 and increasing an additional 58% to $438 in 2008. During both years, Nucor used a raw material surcharge as a component of our product pricing to help offset the impact of volatile scrap prices.

Changes in scrap prices are based on changes in the global supply and demand for scrap, which is tied to the global supply and demand for steel products. From late 2003 until third quarter 2008, demand for scrap and other raw materials rose sharply in response to increased demand, both domestically and internationally, for a wide range of products made from steel without a corresponding increase in the global supply of those raw materials. Our surcharges are based upon changes in widely-available market indices for prices of scrap and other raw materials. We monitor those changes closely and make adjustments as needed, but generally on a monthly basis, to the surcharges and sometimes directly to the selling prices, for our products. The majority of our steel sales are to spot market customers who place their orders each month based on their business needs and our pricing competitiveness compared with both domestic and global producers and trading companies. We also include in all of our contracts a method of adjusting prices on a monthly basis to reflect changes in scrap prices. Contract sales typically have a term ranging from six months to two years. Although there will always be a timing difference between changes in the prices we pay for raw materials and the adjustments we make, we believe that the surcharge mechanism, which our customers understand is a necessary response by us to the market forces of supply and demand for our raw materials, has until recently been an effective means of maintaining our margins.

In the fourth quarter, Nucor experienced a rapid fall-off in sales due to weaker market conditions. Since pig iron and certain grades of scrap have lead times of four to six months, dramatically reduced sales volumes resulted in the accumulation of increased tons of inventories (primarily at our steel mills) ordered at peak market prices. Our margins will be reduced until we work through this high priced inventory.

Nucor’s margins and overall profitability are affected by the global balance of supply and demand for steel. Our margins have been much stronger since 2002 and 2003 when most domestic and global steel companies reported operating losses and many filed for bankruptcy. We believe our variable cost structure allowed us to survive those severely depressed market conditions as scrap prices fell dramatically and our incentive pay system reduced our hourly and salary payroll costs, helping to offset lower selling prices. We recognize that the steel business is cyclical in nature and expect to see future changes in the balance of supply and demand impact our

Item 1.	Business, continued

margins and profitability. We also recognize that the global demand for steel has been growing at close to 6% annually since 2000 reflecting the building of infrastructure in Brazil, Russia, India, China, the Middle East, Eastern Europe, Africa and other parts of Asia. We believe this growth in steel consumption is likely to resume once the global economy emerges from the current severe recession.

The steel mills are also large consumers of electricity and natural gas. Nucor uses cash flow hedges and natural gas purchase contracts to partially manage its exposure to price risk of natural gas that is used during the manufacturing process. Historically, U.S.-based manufacturers have enjoyed competitive energy costs that have allowed them to compete on equal footing in what is becoming more and more a global market. In recent decades, our government has allowed a growing over-reliance on natural gas for the generation of electricity, while delaying or halting the construction of new coal-fired and nuclear power plants. At the same time, our government has prevented access to some of the most promising areas for natural gas exploration. As a result, natural gas prices have increased from less than $2.00 per mmbtu in the 1990’s (NYMEX Henry-Hub pricing) to a peak of more than $15.00 per mmbtu in December 2005. Forward contract prices for 2009 are currently averaging less than $5.00 per mmbtu due to the weak economy and reduced industrial demand. Any form of greenhouse gas legislation is likely to further increase the share of electricity generated by natural gas, thereby increasing costs for consumers of electricity. Nucor actively supports several organizations that are promoting a more rational energy policy. We believe this is critical for not only our future business success, but also for the future of the U.S. economy. Supplies of raw materials and energy have been, and are expected to be, adequate to operate our facilities.

Strategic Growth Initiatives

Nucor employs a multi-pronged growth strategy allowing for flexibility and the ability to capitalize on growth opportunities at any point in time. The objective of our strategy is profitable growth that will allow for maximum shareholder returns. The four prongs include:

•	Optimization of existing operations

•	Greenfield growth that capitalizes on new technologies and unique marketplace opportunities

•	Acquisitions

•	International growth with an emphasis on leveraging strategic partnerships and new technologies

Inherent in our growth strategy and our business model is our culture. It is a culture based on teamwork, continual improvement and long-term strategic thinking. Over the years, our culture and philosophy have enabled us to operate during periods of economic strength the same way we operate in a downturn. In fact, Nucor has a long history of taking advantage of economic downturns to grow stronger and expand our long-term earnings power. It is worth noting that a healthy portion of the profits realized over the past five years have been generated by assets we built or acquired during the last economic downturn experienced during the 2001 to 2003 time period. These highly successful growth initiatives included our entry into the plate market, and the acquisitions of Auburn Steel, Birmingham Steel and Trico Steel.

While the current economic downturn presents a number of risks to Nucor and the steel industry, we also believe that such an environment will present unusually attractive growth opportunities to a company that is in Nucor’s position of strength. We believe our strong balance sheet and disciplined approach will enable us to capitalize on these opportunities and continue to build Nucor into a better and more profitable company well into the future.

Optimization of existing operations

Nucor emphasizes optimizing existing operations in order to keep them state-of-the-art and globally competitive. Capital expenditures are currently projected to be approximately $400 million in 2009, a decrease of

Item 1.	Business, continued

approximately 61% from 2008. This decrease is in part due to the substantial completion of several of our greenfield projects and also reflects the weakened business conditions resulting from the U.S. financial crisis of late 2008. The majority of the projected capital expenditures for 2009 will be used to maintain the productivity and efficiency of our existing facilities.

Greenfield growth

We continue to increase our presence in the steel mills segment through greenfield projects such as our special bar quality (“SBQ”) mill in Memphis, Tennessee, which has an estimated annual capacity of 850,000 tons. Complementing our mills in South Carolina and Nebraska, the Memphis mill positions Nucor to provide the most diverse, highest quality and lowest cost SBQ offering in North America. Production start-up began in the second half of 2008.

Another greenfield project is the Castrip® facility under construction in Blytheville, Arkansas. Nucor began operations of its 100% owned Castrip facility in Crawfordsville, Indiana, in 2002. This facility uses the breakthrough technology of strip casting, to which Nucor holds exclusive rights in the United States and Brazil. Strip casting involves the direct casting of molten steel into final shape and thickness without further hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology. This process also reduces the overall environmental impact of producing steel by generating significantly lower emissions. The Arkansas Castrip facility is expected to begin operating in the first half of 2009. We continue to explore potential new joint ventures utilizing the Castrip technology.

In 2008, we announced the opening of the previously idle Kingman, Arizona, rolling mill that we acquired in 2003, with operations ready to begin in the second quarter of 2009 subject to market conditions at that time. During the year, we substantially completed the construction of a galvanizing facility at our sheet mill in Decatur, Alabama, and commenced operations at our building systems plant in Brigham City, Utah. Nucor has also announced plans to install a plate heat treating facility at our plate mill in Hertford County, North Carolina. The heat treat line will have an estimated annual capacity of 120,000 tons and will have the ability to produce heat treated plate from 3/16 “through 2” thick. Production start-up is expected to begin in the second half of 2010.

In May 2008, Nucor applied for a permit to build a state-of-the-art iron-making facility in St. James Parish, Louisiana. Sites outside of the United States are still being considered, and the site selection and capital investment are subject to approval by Nucor’s board of directors. When completed, the first phase of the facility is expected to produce three million tons of pig iron, employing the latest technologies to reduce emissions. If the project is ultimately built in the U.S., it would be the first domestic greenfield pig iron facility built in more than 30 years.

Acquisitions

Nucor’s acquisitions over the past few years have strengthened our position as North America’s most diversified producer of steel and steel products. This diversity has been a significant factor in Nucor’s increased profitability and added market share across multiple product categories.

The annual capacity of Nucor’s downstream value-added products has more than doubled since late 2006 to over 4.5 million tons. We have done this with our very successful acquisitions of Verco Manufacturing Company in steel decking; Harris Steel Group Inc. in rebar fabrication, cold finished bars and metal grating; LMP Steel & Wire Company in cold finished bars; Magnatrax Corporation in metal buildings; and Nelson Steel, Inc. in wire mesh. Harris Steel continued to be a growth platform for Nucor in 2008, having completed numerous acquisitions in the months following Nucor’s initial acquisition in 2007. With the acquisition of Ambassador Steel, Inc. in 2008, Harris increased our rebar fabrication capacity to over 1.5 million tons.

Item 1.	Business, continued

In February 2008, Nucor announced the acquisition of SHV North America Corporation, which owns 100% of DJJ and certain affiliates. Since scrap is our largest single cost, this strategic investment provides an ideal growth platform for Nucor to expand its direct ownership in the steel scrap supply chain and further our raw materials strategy. By the end of 2008, Nucor added approximately one million tons of scrap processing and 23 locations via four scrap processing acquisitions executed by DJJ’s management team. Nucor’s total scrap processing capacity is now approaching five million tons. Additionally, DJJ brokers ferrous scrap, ferro-alloys and non-ferrous metals and internationally sources scrap, pig iron, and scrap substitutes. The DJJ Mill and Industrial Services business provides logistics and metallurgical blending operations and offers on-site handling and trading of industrial scrap. The DJJ Rail Services business oversees a large private fleet of rail cars dedicated to scrap movement and offers complete railcar fleet management and leases for third parties. All of these businesses have strategic value to Nucor as the most diversified North American steel producer.

International growth

In 2008, Nucor established an international growth platform by opening a European office and executing a joint-venture investment with Duferco S. A. In July 2008, Nucor acquired 50% of the stock of Duferdofin—Nucor S.r.l. Duferdofin—Nucor operates a steel melting and bloom/billet caster in San Zeno, Italy as well as rolling mills in Pallanzeno in the Piedmont region and Giammoro in Sicily. A new merchant bar mill is under construction at the Giammoro plant and is expected to be fully operational by mid-2009. The new mill at the Giammoro plant is expected to produce approximately 450,000 metric tons. The new company also includes the distribution companies of the former Duferdofin, enabling Duferdofin—Nucor to supply steel across Southern Europe and North Africa.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and be innovative. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. Only 85 employees are located in our executive offices. The majority of Nucor’s 21,700 employees are not represented by labor unions.

Additional Information Incorporated by Reference

Additional information on Nucor’s business is incorporated by reference to Nucor’s 2008 Annual Report, pages 8 through 19.

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

The current global recession and credit crisis have and are likely to continue to adversely affect our business.

The current deep and potentially prolonged global recession that officially began in the United States in December 2007 has, since the beginning of the third quarter of 2008, had a material adverse effect on demand for our products and consequently the results of our operations, financial condition and cash flows. In mid-February 2009, The Federal Reserve warned that the United States economy faces an “unusually gradual and prolonged” period of recovery from this deep and recessionary period.

The financial and credit crisis that intensified the current recession also triggered a period of upheaval characterized by bankruptcy, failure, collapse or sale at nominal amounts of various financial institutions. Despite the unprecedented level of intervention in the credit markets by the U.S. and foreign governments that has already occurred and is likely to continue to occur, this crisis could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facility. The financial and credit crisis is also making in difficult or, in many cases, impossible for our customers to borrow money to fund their operations. Their lack of or limited access to capital adversely affects their ability to purchase our products or, in some cases, to pay for our products on a timely basis.

Our industry is cyclical and prolonged economic declines could have a material adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, appliance and automotive industries. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations and cash flows. Because steel producers generally have high fixed costs, reduced volumes result in operating inefficiencies. Over the six-year period ended December 31, 2008, our net earnings have varied from a record high of $1.83 billion in 2008 to a low of $64.8 million in 2003. Future economic downturns or a prolonged stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in the global steel industry could increase the level of steel imports, which may negatively affect our business, results of operations and cash flows.

Global steel-making capacity exceeds global consumption of steel products, particularly during periods of global recession. This excess capacity results in manufacturers in certain countries exporting significant amounts of steel and steel products at prices below their cost of production. These imports, which are also affected by demand in the domestic market, international currency conversion rates and domestic and international government actions, can result in downward pressure on steel prices, which could materially adversely affect our business, results of operations, financial condition and cash flows.

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

We rely to an extent on outside vendors to supply us with raw materials, including both scrap and scrap substitutes, that are critical to the manufacture of our products. Although Nucor has vertically integrated its business through the successful start-up of our DRI facility in Trinidad and through the acquisition of DJJ, we may still be required to purchase our primary raw material, steel scrap, from numerous other sources throughout

Item 1.	Risk Factors, continued

the country. Although we believe that the supply of scrap is adequate to operate our facilities, purchase prices of these critical raw materials are subject to volatility and are influenced by changes in scrap exports in response to changes in the scrap demands of global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation.

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

In 2008, several bills were introduced but not passed in the United States Senate that would regulate GHG and carbon dioxide emissions. Similar bills will be introduced in 2009. This legislation, when adopted, will increase our energy and other operating costs. This proposed legislation regulates domestic production but excludes imports from the same standards for a period of eight years, which will make domestic manufacturing uncompetitive with imported products during this time. These increased costs could also encourage more of our customers to relocate their manufacturing facilities to foreign countries that do not regulate GHG emissions and where Nucor is not positioned to sell or distribute our products. This proposed legislation is also likely to increase energy costs for all U.S. consumers resulting in a weaker domestic economy.

We plan to continue to implement our acquisition strategy and may encounter difficulties in integrating businesses we acquire.

We plan to continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. Realizing the anticipated benefits of acquisitions or other transactions will depend on our ability to operate these businesses and integrate them with our operations and to cooperate with our strategic partners. Our business, results of operations, financial condition and cash flows could be materially and adversely affected if we are unable to successfully integrate these businesses.

In addition, we may enter into joint ventures or acquisitions located outside the U.S., which may be adversely affected by foreign currency fluctuations, changes in economic conditions and changes in local government regulations and policies.

Item 1.	Risk Factors, continued

Competition from other materials may have a material adverse effect our business.

In many applications, steel competes with other materials, such as aluminum, cement, composites, glass, plastic and wood. Increased use of these materials in substitution for steel products could have a material adverse effect on prices and demand for our steel products.

Congress has raised the Corporate Average Fuel Economy (“CAFE”) mileage requirements for new cars and light trucks produced beginning in 2011. Automobile producers may reduce the steel content of cars and trucks to achieve the new CAFE fuel economy standards, reducing demand for steel and resulting in an over-supply in North America.

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

Our operations are capital intensive. For the five-year period ended December 31, 2008, our total capital expenditures, excluding acquisitions, were approximately $2.50 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies to be financed by internally generated funds or from borrowings under our $1.3 billion unsecured revolving credit facility, we cannot assure you that this will be the case. Additional acquisitions could require financing from external sources.

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

We periodically calculate the fair value of our goodwill and intangible assets to test for impairment. The results of this calculation may be affected by the current adverse market conditions for the steel industry, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which will reduce our earnings.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal operating facilities by segment are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,500,000	Steel shapes
Crawfordsville, Indiana	2,120,000	Flat-rolled steel
Berkeley County, South Carolina	2,030,000	Flat-rolled steel, steel shapes
Decatur, Alabama	2,000,000	Flat-rolled steel
Hickman, Arkansas	1,410,000	Flat-rolled steel
Norfolk, Nebraska	1,400,000	Steel shapes
Plymouth, Utah	1,190,000	Steel shapes
Darlington, South Carolina	1,170,000	Steel shapes
Jewett, Texas	1,090,000	Steel shapes
Hertford County, North Carolina	1,020,000	Steel plate
Seattle, Washington	660,000	Steel shapes
Marion, Ohio	520,000	Steel shapes
Memphis, Tennessee	500,000	Steel shapes
Auburn, New York	450,000	Steel shapes
Kankakee, Illinois	430,000	Steel shapes
Tuscaloosa, Alabama	350,000	Steel plate
Jackson, Mississippi	350,000	Steel shapes
Birmingham, Alabama	280,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,040,000	Joists, deck
Brigham City, Utah	750,000	Joists
Grapeland, Texas	680,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	530,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck

Raw materials:
Point Lisas, Trinidad	2,030,000	Direct reduced iron

Our steel mills segment also includes a distribution center in Pompano Beach, Florida.

In the steel products segment, we have 22 additional operating facilities in 16 states. Harris Steel has 62 operating facilities in 30 states and 31 operating facilities in Canada. Harris also operates multiple sales offices in Canada and certain other foreign locations.

In the raw materials segment, DJJ has 71 operating facilities in 15 states.

During 2008, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 80%, 72% and 76% of production capacity, respectively. For the fourth

Item 2.	Properties, continued

quarter of 2008, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 48%, 63% and 45% of production capacity. The utilization decrease in the fourth quarter was due to slowing production needed to meet declining demand for our products.

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

None during the quarter ended December 31, 2008.

Executive Officers of the Registrant

Daniel R. DiMicco (58)—Mr. DiMicco has been a director of Nucor since 2000 and was elected Chairman in May 2006. Mr. DiMicco has served as Nucor’s President and Chief Executive Officer since September 2000 and served as Vice Chairman from June 2001 to May 2006. He was an Executive Vice President of Nucor from 1999 to 2000 and Vice President from 1992 to 1999, serving as General Manager of Nucor-Yamato Steel Company. Mr. DiMicco began his career with Nucor in 1982 at Nucor Steel, Plymouth, Utah.

Terry S. Lisenby (57)—Mr. Lisenby has been Chief Financial Officer, Treasurer and Executive Vice President since January 2000. He previously served as a Vice President and Corporate Controller of Nucor from 1991 to 1999. Mr. Lisenby began his career with Nucor as Corporate Controller in 1985.

John J. Ferriola (56)—Mr. Ferriola has been Chief Operating Officer of Steelmaking Operations since September 2007. He previously served as an Executive Vice President of Nucor from 2002 to 2007 and was a Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

Keith B. Grass (52)—Mr. Grass is an Executive Vice President of Nucor and serves as President and Chief Executive Officer of DJJ. From January 2000 until Nucor acquired DJJ in February 2008, he served as the President and Chief Executive Officer of DJJ. Before he assumed that position with DJJ, Mr. Grass held the following positions with the same company: President and Chief Operating Officer of the Metal Recycling Division during 1999; President of the International Division from 1996—1998; Vice President of Trading from 1992 to 1996; District Manager of the Chicago trading office from 1988 to 1992; District Manager of the Detroit office from 1986 to 1988; District manager of the Omaha office from 1985 to 1986. Mr. Grass began his career as a brokerage representative in DJJ’s Chicago office in 1978.

Ladd R. Hall (52)—Mr. Hall has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor Steel, Berkeley County, South Carolina from 2000 to 2007; Vice President and General Manager of Nucor Steel, Darlington, South Carolina from 1998 to 2000; Vice President of Vulcraft, Brigham City, Utah from 1994 to 1998 and General Manager there from 1993 to 1994; General Manager of Vulcraft, Grapeland, Texas from June 1993 to September 1993; Sales Manager of Vulcraft, Brigham City, Utah from 1988 to 1993; and Inside Sales at Nucor Steel Plymouth, Utah from 1981 to 1988.

Hamilton Lott, Jr. (59)—Mr. Lott has been an Executive Vice President of Nucor since September 1999 and was a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager of Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

D. Michael Parrish (56)—Mr. Parrish has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1990 to 1998. He was General Manager of Nucor Steel, Hickman, Arkansas from 1995 to 1998; General Manager of Nucor Steel, Jewett, Texas from 1991 to 1995; General Manager of Vulcraft, Brigham City, Utah from 1989 to 1991; Production Manager of Vulcraft, Fort Payne, Alabama from 1986 to 1989; Engineering Manager of Vulcraft, Brigham City, Utah from 1981 to 1986; and Engineer at Vulcraft, St. Joe, Indiana from 1975 to 1981.

Joseph A. Rutkowski (54)—Mr. Rutkowski has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1993 to 1998. He was General Manager of Nucor Steel, Hertford County, North Carolina, from August 1998 to November 1998; General Manager of Nucor Steel, Darlington, South Carolina from 1992 to 1998; Manager of Melting and Casting of Nucor Steel, Plymouth, Utah from 1991 to 1992; and Manager of Nucor Cold Finish, Norfolk, Nebraska from 1989 to 1991.

R. Joseph Stratman (52)—Mr. Stratman has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor-Yamato Steel Company from 1999 to 2007. He was Vice President of Nucor Steel, Norfolk, Nebraska in 1999 and General Manager there from 1998 to 1999; Controller of Nucor-Yamato Steel Company from 1991 to 1998; and Controller of Nucor Building Systems, Waterloo, Indiana from 1989 to 1991.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. In 2008, in addition to increasing the base dividend, the board of directors approved a supplemental dividend in each of the first three quarters based on Nucor’s strong performance during the year. As a result, Nucor paid a total dividend of $2.17 per share in 2008 compared with $2.43 per share in 2007. In February 2009, the board of directors declared Nucor’s 144th consecutive quarterly cash dividend of $0.35 per share payable on May 12, 2009 to stockholders of record on March 31, 2009.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2008 Annual Report, page 62.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2008 Annual Report, page 33.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2008 Annual Report, page 2 (Forward-looking Statements) and pages 20 through 29.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2008, 14% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly or annually. The remaining 86% of Nucor’s debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2008, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

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

As a result of the rapid fall-off in sales due to weaker market conditions in the fourth quarter of 2008, we are beginning 2009 with high inventories of more expensive scrap and scrap substitutes. Since pig iron and certain grades of scrap have lead times of four to six months, dramatically reduced sales volumes resulted in the accumulation of increased tons of inventories ordered at peak market prices. If market conditions remain depressed for a prolonged period, it will take longer for us to work through these expensive raw materials (primarily pig iron at our sheet mills).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk, continued

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At December 31, 2008, accumulated other comprehensive income (loss) includes $66.0 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2008, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$143,614	$201,900
Aluminum	1,485	3,711
Copper	218	545

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk—Nucor is exposed to foreign currency risk through its operations in Canada and Trinidad and its joint ventures in Australia and Italy. In the first half of 2008, the Company entered into forward foreign currency contracts in order to mitigate the risk of currency fluctuation on the anticipated joint venture with the Duferco Group of Lugano, Switzerland. These contracts had a notional value of €423.5 million and matured in the second quarter of 2008 resulting in gains of $17.6 million. These contracts all settled during the second quarter of 2008.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2008 Annual Report, pages 34 through 58.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date. Our evaluation did not include the internal controls over financial reporting of The David J. Joseph Company, which was acquired on February 28, 2008 (See Note 3 to the consolidated financial statements included in Item 8).

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A.	Controls and Procedures, continued

Report on Internal Control Over Financial Reporting—Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2008 are incorporated by reference to Nucor’s 2008 Annual Report, pages 34 and 35.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding Nucor’s directors contained in the Notice of 2009 Annual Meeting of Stockholders and Proxy Statement (the “Proxy Statement”) under the heading Election of Directors and the information regarding Nucor’s directors and executive officers contained in the Proxy Statement under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference. Pursuant to Item 401(b) of Regulation S-K, executive officers of Nucor are reported in Part I of this report. Information regarding the audit committee and the audit committee financial expert appearing under the heading Corporate Governance and Board of Directors in the Proxy Statement is incorporated by reference.

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

The information required by this item is included under the headings Compensation Discussion and Analysis, Corporate Governance and Board of Directors, Report of the Compensation and Executive Development Committee in Nucor’s Proxy Statement and is incorporated herein by reference.

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

Information about the fees in 2008 and 2007 for professional services rendered by our independent registered public accounting firm is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm. The description of our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference from the same section of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

The following consolidated financial statements and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2008 Annual Report, pages 34 through 58:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings—Years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2008, 2007 and 2006

•	Consolidated Balance Sheets—December 31, 2008 and 2007

•	Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	23
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2008, 2007 and 2006	24

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 2, 2005)

3(i)	Certificate of amendment dated May 11, 2006 to Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 1, 2006)

3(ii)	By-Laws as amended and restated December 20, 2007 (incorporated by reference to Form 8-K filed December 20, 2007)

4	Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Form 8-K filed March 9, 2001)

4(i)	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iii)	Third Supplemental Indenture, dated as of December 3, 2007, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form 8-K filed December 4, 2007)

4(iv)	Fourth Supplemental Indenture, dated as of June 2, 2008, between Nucor Corporation and The Bank of New York, as trustee (incorporated through reference to Form 8-K filed June 3, 2008)

Exhibits, continued:

4(v)	Form of 4.875% Notes due 2012 (included in Exhibit 4(ii) above) (incorporated by reference to Form S-4 filed December 13, 2002)

4(vi)	Form of 5.00% Notes due 2012 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(vii)	Form of 5.75% Notes due 2017 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(viii)	Form of 6.40% Notes due 2037 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(ix)	Form of 5.00% Notes due June 1, 2013 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(x)	Form of 5.85% Notes due June 1, 2018 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(xi)	Form of 6.40% Notes due December 1, 2037 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed June 3, 2008)

10	1997 Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(i)	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (incorporated by reference to Form 10-Q for quarter ended October 4, 2003) (1)

10(ii)	Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(iii)	2005 Stock Option and Award Plan (incorporated by reference to Form 8-K filed May 17, 2005) (1)

10(iv)	2005 Stock Option and Award Plan, Amendment No. 1 (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(v)	Form of Restricted Stock Unit Award Agreement—time-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(vi)	Form of Restricted Stock Unit Award Agreement—retirement-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(vii)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Form 10-Q for quarter ended April 1, 2006) (1)

10(viii)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(ix)	Amendment to Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(x)	Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xi)	Amendment to Employment Agreement of Terry S. Lisenby (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xii)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xiii)	Amendment to Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

Exhibits, continued:

10(xiv)	Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xv)	Amendment to Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xvi)	Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xvii)	Amendment to Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xviii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)

10(xix)	Amendment to Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xx)	Employment Agreement of Ladd R. Hall (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxi)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxii)	Employment Agreement of Keith B. Grass (incorporated by reference to Form 10-Q for quarter ended March 29, 2008) (1)

10(xxiii)	Amended and Restated Severance Plan for Senior Officers and General Managers (incorporated by reference to Form 10-Q for quarter ended September 27, 2008) (1)

10(xxiv)	Senior Officers Annual Incentive Plan As Amended and Restated Effective January 1, 2008 (incorporated by reference to Form 10-Q for quarter ended June 28, 2008) (1)

10(xxv)	Senior Officers Long-Term Incentive Plan As Amended and Restated Effective January 1, 2008 (incorporated by reference to Form 10-Q for quarter ended June 28, 2008) (1)

10(xxvi)	Underwriting Agreement dated November 28, 2007 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed December 4, 2007)

10(xxvii)	Underwriting Agreement dated May 22, 2008 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed May 29, 2008)

10(xxviii)	Underwriting Agreement dated May 28, 2008 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed June 3, 2008)

12*	Computation of Ratio of Earnings to Fixed Charges

13*	2008 Annual Report (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24	Power of attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits, continued:

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/S/ DANIEL R. DIMICCO
Daniel R. DiMicco
Chairman, President and
Chief Executive Officer

Dated: February 25, 2009

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry S. Lisenby, James D. Frias and A. Rae Eagle, or any of them, his or her attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DANIEL R. DIMICCO Daniel R. DiMicco Chairman, President and Chief Executive Officer	/S/ PETER C. BROWNING Peter C. Browning Lead Director

/S/ TERRY S. LISENBY Terry S. Lisenby Chief Financial Officer, Treasurer and Executive Vice President	/S/ CLAYTON C. DALEY, JR. Clayton C. Daley, Jr. Director

/S/ JAMES D. FRIAS James D. Frias Vice President and Corporate Controller	/S/ HARVEY B. GANTT Harvey B. Gantt Director

/S/ VICTORIA F. HAYNES Victoria F. Haynes Director

/S/ JAMES D. HLAVACEK James D. Hlavacek Director

/S/ BERNARD L. KASRIEL Bernard L. Kasriel Director

/S/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Director

/S/ JOHN H. WALKER John H. Walker Director

Dated: February 25, 2009

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	23
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2008, 2007 and 2006	24

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 17, 2009 appearing in the 2008 Annual Report to Stockholders of Nucor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 17, 2009

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2008
LIFO Reserve	$581,528	$341,834	$—	$923,362
Year ended December 31, 2007
LIFO Reserve	$387,241	$194,287	$—	$581,528
Year ended December 31, 2006
LIFO Reserve	$381,852	$5,389	$—	$387,241

NUCOR CORPORATION

List of Exhibits to Form 10-K—December 31, 2008

Exhibit No.	Description of Exhibit
12	Computation of Ratio of Earnings to Fixed Charges

13	2008 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002