Form 10-Q
period 2009-04-04
NUCOR CORP
filed 2009-05-12
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

314,256,709 shares of common stock were outstanding at April 4, 2009.

Nucor Corporation

Form 10-Q

April 4, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 4, 2009	March 29, 2008
Net sales	$2,654,319	$4,974,269

Costs, expenses and other:
Cost of products sold	2,778,324	4,071,592
Marketing, administrative and other expenses	125,376	169,714
Interest expense, net	32,365	18,345

	2,936,065	4,259,651

Earnings (loss) before income taxes and noncontrolling interests	(281,746)	714,618
Provision for (benefit from) income taxes	(91,221)	213,093

Net earnings (loss)	(190,525)	501,525
Earnings (loss) attributable to noncontrolling interests	(880)	91,771

Net earnings (loss) attributable to Nucor stockholders	$(189,645)	$409,754

Net earnings per share:
Basic	($0.60)	$1.42
Diluted	($0.60)	$1.41
Average shares outstanding:
Basic	314,319	288,208
Diluted	314,319	289,305
Dividends declared per share	$0.35	$0.52

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 4, 2009	Dec. 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,900,079	$2,355,130
Accounts receivable, net	933,763	1,228,807
Inventories	1,883,956	2,408,157
Other current assets	472,046	405,392

Total current assets	5,189,844	6,397,486
Property, plant and equipment, net	4,126,427	4,131,861
Goodwill	1,728,442	1,732,045
Other intangible assets, net	925,986	946,545
Other assets	615,775	666,506

Total assets	$12,586,474	$13,874,443

LIABILITIES
Current liabilities:
Short-term debt	$6,299	$8,622
Long-term debt due within one year	5,400	180,400
Accounts payable	406,218	534,161
Federal income taxes payable	—	199,044
Salaries, wages and related accruals	168,729	580,090
Accrued expenses and other current liabilities	353,527	351,875

Total current liabilities	940,173	1,854,192

Long-term debt due after one year	3,086,200	3,086,200

Deferred credits and other liabilities	695,613	677,370

Total liabilities	4,721,986	5,617,762

EQUITY
Nucor stockholders’ equity:
Common stock	149,654	149,628
Additional paid-in capital	1,641,678	1,629,981
Retained earnings	7,560,360	7,860,629
Accumulated other comprehensive loss, net of income taxes	(249,055)	(190,262)
Treasury stock	(1,515,387)	(1,520,772)

	7,587,250	7,929,204
Noncontrolling interests	277,238	327,477

Total equity	7,864,488	8,256,681

Total liabilities and equity	$12,586,474	$13,874,443

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 4, 2009	March 29, 2008
Operating activities:
Net earnings (loss)	$(190,525)	$501,525
Adjustments:
Depreciation	119,699	109,662
Amortization	18,142	13,411
Stock-based compensation	10,225	9,635
Deferred income taxes	(51,693)	(8,663)
Settlement of derivative hedges	(13,355)	(283)
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	292,398	33,005
Inventories	522,744	8,014
Accounts payable	(127,657)	16,245
Federal income taxes	(204,553)	189,411
Salaries, wages and related accruals	(404,173)	(162,496)
Other	42,742	(41,987)

Cash provided by operating activities	13,994	667,479

Investing activities:
Capital expenditures	(125,966)	(226,238)
Investment in affiliates	(8,468)	(17,118)
Disposition of plant and equipment	2,234	1,250
Acquisitions (net of cash acquired)	—	(1,402,179)
Purchases of investments	—	(209,605)
Proceeds from the sale of investments	—	392,055

Cash used in investing activities	(132,200)	(1,461,835)

Financing activities:
Net change in short-term debt	(2,320)	(10,501)
Proceeds from the issuance of long-term debt	—	400,000
Repayment of long-term debt	(175,000)	—
Issuance of common stock	1,028	6,158
Excess tax benefits from stock-based compensation	(700)	7,300
Distributions to minority interests	(49,339)	(91,993)
Cash dividends	(110,514)	(176,556)

Cash provided by (used in) financing activities	(336,845)	134,408

Decrease in cash and cash equivalents	(455,051)	(659,948)
Cash and cash equivalents - beginning of year	2,355,130	1,393,943

Cash and cash equivalents - end of three months	$1,900,079	$733,995

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2008. Certain amounts for the prior year have been reclassified to conform to the 2009 presentation.

Recently Adopted Accounting Pronouncements - In January 2009, Nucor adopted Financial Accounting Standards Board (FASB) Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which amends current accounting and reporting for a noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. Upon adoption of this standard, noncontrolling interest of $327.5 million was reclassified to equity as of December 31, 2008 and the corresponding earnings attributable to noncontrolling interests for the period ended March 29, 2008 has been presented as a reconciling item in the consolidated statements of earnings.

In January 2009, Nucor adopted FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. The impact to diluted and basic earnings per share for the prior year quarter due to adoption of this FSP was less than $0.01.

Recently Issued Accounting Pronouncements - In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance in accordance with SFAS 157. If an entity concludes that either the volume or level of activity for an asset or liability has significantly decreased from normal market activity, or that price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Disclosures in interim and annual periods must include inputs and valuation techniques used to measure fair value, along with any changes in valuation techniques and related inputs during the period. In addition, disclosures for debt and equity securities must be provided on a more disaggregated basis than what was required in FAS No. 157. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and is not expected to have a material impact on Nucor’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Bulletin (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about the fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. This FSP is effective for interim reporting periods ending after June 15, 2009 and is not expected to have a material impact on Nucor’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP modifies FAS 141(R) to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of FAS 5. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. This FSP has no immediate impact on Nucor’s consolidated financial statements, but will apply to any future acquisitions.

2.	INVENTORIES: Inventories consist of approximately 53% raw materials and supplies and 47% finished and semi-finished products at April 4, 2009 (47% and 53%, respectively, at December 31, 2008). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 62% of total inventories as of April 4, 2009 (65% as of December 31, 2008). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $818.4 million higher at April 4, 2009 ($923.4 million higher at December 31, 2008). Use of the lower of cost or market reduced inventories by $110.8 million at April 4, 2009 ($51.3 million at December 31, 2008).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $4.46 billion at April 4, 2009 ($4.35 billion at December 31, 2008).

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the quarter ended April 4, 2009 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2008	$208,466	$755,562	$665,075	$102,942	$1,732,045
Purchase price adjustments of previous acquisitions	—	(44)	—	—	(44)
Translation	—	(3,559)	—	—	(3,559)

Balance at April 4, 2009	$208,466	$751,959	$665,075	$102,942	$1,728,442

Intangible assets with estimated useful lives of five to 22 years are comprised of the following (in thousands):

	April 4, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$895,338	$95,878	$897,477	$80,235
Trademarks and trade names	118,456	8,671	118,734	7,150
Other	27,869	11,128	27,869	10,150

	$1,041,663	$115,677	$1,044,080	$97,535

Intangible asset amortization expense for the first quarter of 2009 and 2008 was $18.1 million and $13.4 million, respectively. Annual amortization expense is estimated to be $71.1 million in 2009; $68.9 million in 2010; $65.9 million in 2011; $62.8 million in 2012; and $59.4 million in 2013.

5.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $576.0 million at April 4, 2009 ($626.4 million at December 31, 2008) and is recorded in other assets in the consolidated balance sheets. Equity method investment losses attributable to Nucor were $38.0 million and $11.3 million in the first quarter of 2009 and 2008, respectively. The results of our equity investments are included in marketing, administrative, and other expenses in the consolidated statements of earnings.

Nucor’s most significant equity method investment is a 50% economic and voting interest in Duferdofin-Nucor S.r.l., a steel manufacturer with three structural mills located in Italy. Nucor accounts for its investment in Duferdofin-Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the partners. Duferdofin-Nucor losses attributable to Nucor for the first quarter of 2009 included a pre-tax charge of $33.4 million to write down inventories to the lower or cost or market.

Nucor’s investment in Duferdofin-Nucor at April 4, 2009 was $528.5 million ($581.9 million at December 31, 2008). Nucor’s 50% share of the total net assets of Duferdofin-Nucor at April 4, 2009 on a historical basis was $61.6 million, resulting in a basis difference of $466.9 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin-Nucor as well as the identification of goodwill and definite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate.

6.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the consolidated balance sheet, were $49.8 million at April 4, 2009 ($62.1 million at December 31, 2008). Accrued vacation, included in salaries, wages and related accruals in the consolidated balance sheet, was $67.0 million at April 4, 2009 ($73.1 million at December 31, 2008). Dividends payable, included in accrued expenses and other current liabilities in the consolidated balance sheet, was $110.6 million at April 4, 2009 ($110.5 million at December 31, 2008).

7.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At April 4, 2009, natural gas swaps covering 56.9 million MMBTUs and foreign currency contracts with a notional value of $46.4 million were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Values of Derivative Instruments

	April 4, 2009
	Balance Sheet Location	Fair Value
Asset derivatives not designated as hedging instruments under SFAS 133:
Commodity contracts	Other current assets	$281

Liability derivatives designated as hedging instruments under SFAS 133:
Commodity contracts	Accrued expenses and other current liabilities	$47,800
Commodity contracts	Deferred credits and other liabilities	93,800

Total liability derivatives designated as hedging instruments under SFAS 133		141,600

Liability derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Accrued expenses and other current liabilities	491

Total liability derivatives		$142,091

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months (13 Weeks) Ended April 4, 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months (13 Weeks) Ended April 4, 2009	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months (13 Weeks) Ended April 4, 2009
Commodity contracts	$(36,130)	Cost of products sold	$(9,139)	Cost of products sold	$(2,700)

	$(36,130)		$(9,139)		$(2,700)

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months (13 weeks) Ended April 4, 2009
Commodity contracts	Cost of products sold	$1,283
Foreign exchange contracts	Cost of products sold	(491)

Total		$792

8.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of April 4, 2009 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$1,799,906	$1,799,906	$—	$—
Derivatives	(141,810)	—	(141,810)	—

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

9.	CONTINGENCIES: Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The cases are filed as class actions. The plaintiffs allege that from January 2005 to the present, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief. Although we believe the plaintiffs’ claims are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or determine Nucor’s potential exposure.

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $39.0 million of accrued environmental costs at April 4, 2009 ($27.1 million at December 31, 2008), $22.0 million was classified in accrued expenses and other current liabilities ($16.1 million at December 31, 2008) and $17.0 million was classified in deferred credits and other liabilities ($11.0 million at December 31, 2008).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist that, individually or in the aggregate, would have a material effect on the consolidated financial statements.

10.	STOCK-BASED COMPENSATION: Stock Options – A summary of activity under Nucor’s stock option plans for the quarter ended April 4, 2009 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,299	$20.80
Exercised	(65)	$16.20		$1,729
Canceled	—	—

Outstanding at April 4, 2009	1,234	$21.04	2.3 years	$27,946

Options exercisable at April 4, 2009	1,234	$21.04	2.3 years	$27,946

As of March 1, 2006, all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first quarters of 2009 or 2008. The amount of cash received for the exercise of stock options totaled $1.0 million and $6.2 million in the first quarter of 2009 and 2008, respectively.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first quarter of 2009 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	375	$61.57
Granted	256	$32.16
Vested	(337)	$48.54
Canceled	—	—

Unvested at April 4, 2009	294	$50.92

Shares reserved for future grants	1,731

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.4 million and $4.3 million in the first quarter of 2009 and 2008, respectively. At April 4, 2009, unrecognized compensation expense related to unvested restricted stock was $5.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units – Nucor annually grants restricted stock units (“RSUs”) to key employees, officers and non-employee directors. The RSUs typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSUs awarded to senior officers vest upon the officer’s retirement. Retirement, for purposes of vesting in these units only, means termination of employment with approval of the Compensation and Executive Development Committee after satisfying age and years of service requirements. RSUs granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the board of directors.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock for the first quarter of 2009 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,139	$67.67
Granted	—	—
Vested	(36)	$64.80
Canceled	(3)	$74.80

Unvested at April 4, 2009	1,100	$67.75

Shares reserved for future grants	17,014

Compensation expense for RSUs was $8.8 million in the first quarter of 2009 ($5.3 million in the first quarter of 2008). As of April 4, 2009, unrecognized compensation expense related to unvested RSUs was $42.6 million, which is expected to be recognized over a weighted-average period of 1.1 years.

11.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $3.7 million and $67.8 million in the first quarter of 2009 and 2008, respectively.

12.	INTEREST EXPENSE: The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2009	March 29, 2008
Interest expense	$39,682	$29,784
Interest income	(7,317)	(11,439)

Interest expense, net	$32,365	$18,345

13.	INCOME TAXES: The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2005 and 2006 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has substantially concluded U.S. federal income tax matters for years through 2004. The 2007 and 2008 tax years are open to examination by the IRS. The tax years 2003 through 2008 remain open to examination by other major taxing jurisdictions to which Nucor is subject.

14.	COMPREHENSIVE INCOME: The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2009	March 29, 2008
Net earnings (loss)	$(190,525)	$501,525
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(36,130)	35,756
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	9,139	183
Foreign currency translation loss, net of income taxes	(31,822)	(12,848)

Comprehensive income (loss)	(249,338)	524,616
Comprehensive (income)/loss attributable to noncontrolling interests	900	(91,728)

Comprehensive income (loss) attributable to Nucor stockholders	$(248,438)	$432,888

15.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity investment in Duferdofin-Nucor. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, the scrap broker and processor that Nucor acquired on February 29, 2008; Nu-Iron Unlimited, a facility that produces direct reduced iron used by the steel mills; and certain equity method investments. The “All other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation, gains on foreign currency exchange contracts and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets and investments in affiliates.

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2009	March 29, 2008
Net sales to external customers:
Steel mills	$1,656,240	$3,759,453
Steel products	713,827	885,507
Raw materials	236,931	235,229
All other	47,321	94,080

	$2,654,319	$4,974,269

Intercompany sales:
Steel mills	$220,548	$486,555
Steel products	6,020	8,298
Raw materials	567,964	668,327
All other	2,555	342
Corporate/eliminations	(797,087)	(1,163,522)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$(226,875)	$799,284
Steel products	(33,576)	50,186
Raw materials	(31,537)	16,576
All other	(10,119)	2,768
Corporate/eliminations	20,361	(154,196)

	$(281,746)	$714,618

	April 4, 2009	Dec. 31, 2008
Segment assets:
Steel mills	$6,180,501	$6,603,944
Steel products	2,898,354	3,207,318
Raw materials	2,209,307	2,324,857
All other	194,748	207,767
Corporate/eliminations	1,103,564	1,530,557

	$12,586,474	$13,874,443

16.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 4, 2009	March 29, 2008
Basic net earnings per share:
Basic net earnings (loss)	$(189,645)	$409,754
Earnings allocated to participating securities	(369)	(1,260)

Net earnings (loss) available to common stockholders	$(190,014)	$408,494

Average shares outstanding	314,319	288,208

Basic net earnings per share	($0.60)	$1.42

Diluted net earnings per share:
Diluted net earnings (loss)	$(189,645)	$409,754
Earnings allocated to participating securities	(369)	(1,258)

Net earnings (loss) available to common stockholders	$(190,014)	$408,496

Diluted average shares outstanding:
Basic shares outstanding	314,319	288,208
Dilutive effect of stock options and other	—	1,097

	314,319	289,305

Diluted net earnings per share	($0.60)	$1.41

The number of shares that were not included in the diluted net earnings per share calculation because to do so would have been antidilutive was immaterial for all periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to volatility in steel prices and changes in the supply and cost of raw materials, including pig iron and scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of non-residential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (6) fluctuations in currency conversion rates; (7) U.S. and foreign trade policy affecting steel imports or exports; (8) significant changes in government regulations affecting environmental compliance; (9) the cyclical nature of the steel industry; (10) capital investments and their impact on our performance; and (11) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with the critical accounting policies and estimates included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2008.

Inventories Inventories are stated at the lower of cost or market. All inventories held by the parent company and Nucor-Yamato Steel Company are valued using the LIFO method of accounting except for supplies that are consumed indirectly in the production process, which are valued using the FIFO method of accounting. All inventories held by the parent company’s other subsidiaries are valued using the FIFO method of accounting. The Company records any amount required to reduce the carrying value of inventory to net realizable value as a charge to cost of products sold.

Should steel selling prices continue to decline in future quarters, further write-downs of inventory could result. Specifically, the valuation of raw material inventories purchased during periods of peak market pricing held by subsidiaries valued using the FIFO method of accounting would most likely be impacted. Low utilization rates at our steel mills have continued to hinder our ability to work through high priced scrap and scrap substitutes (particularly pig iron), leading to period-end exposure when comparing carrying value to net realizable value.

Asset Impairments We evaluate our property, plant and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be separately identified. Asset impairments are assessed whenever changes in circumstances could indicate that the carrying amounts of those productive assets could exceed their projected undiscounted cash flows. Some of the estimated values for assets that we currently use in our operations utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. When it is determined that an impairment exists, the related assets are written down to estimated fair market value.

Certain long-lived asset groupings were tested for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the fourth quarter of 2008. Undiscounted cash flows for each asset grouping were estimated using management’s long-range estimates of market conditions associated with each asset grouping over the estimated useful life of the principal asset within the group. Our undiscounted cash flow analysis indicated that those long-lived asset groupings were recoverable as of December 31, 2008; however, if our projected cash flows are not realized, either because of an extended recessionary period or other unforeseen events, impairment charges may be required in future periods. A 10% decrease in the projected cash flows of each of our asset groupings would not result in an impairment. No impairment testing was deemed necessary in the first quarter of 2009.

Goodwill Goodwill is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of each reporting unit to the recorded value, including goodwill.

Nucor uses a discounted cash flow model to determine the current estimated fair value of its reporting units. Key assumptions used to determine the fair value of each reporting unit as part of our annual testing were: (a) expected cash flow for the five year period following the testing date (including market share, sales volumes and prices, costs to produce and estimated capital needs); (b) an estimated terminal value using a terminal year growth rate of 3.5% - 4.0% depending on the growth prospects of the reporting unit; (c) a discount rate based on management’s best estimate of the after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to certain scenarios based on the likelihood of occurrence. Management considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated.

For goodwill impairment testing performed in the fourth quarter of 2008, all reporting units had fair values in excess of their carrying values by at least 25% except for the Buildings Group and Cold Finish reporting units which, as a result, would be most impacted by changes in our assumptions and estimates. Goodwill amounts recorded at the Buildings Group and Cold Finish reporting units as of the annual test date of September 28, 2008 were $167.1 million and $44.5 million, respectively. As of the annual test date of September 28, 2008, the fair value of the Buildings Group and Cold Finish reporting units exceeded carrying value by $93.0 million and $37.3 million, respectively. A 50 basis point increase in the discount rate, a critical assumption in which a minor change can have a significant impact on the estimated fair value, would decrease the fair value of the Buildings Group and Cold Finish reporting units by $38.6 million and $24.0 million, respectively, resulting in no goodwill impairment charge.

Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the fair value of the reporting units in the future and could result in an impairment of goodwill. We will continue to monitor events or circumstances that occur throughout the year to determine whether such change would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment testing was deemed necessary in the first quarter of 2009.

Equity Method Investments Investments in joint ventures in which Nucor shares control over the financial and operating decisions but in which Nucor is not the primary beneficiary are accounted for under the equity method. The results of these investments (excluding impairment charges) are included in the Company’s marketing, administrative and other expenses in the consolidated statements of operations.

Each of the Company’s equity method investments is subject to a review for impairment, if and when circumstances indicate that a decline in value below its carrying amount is other than temporary. Under these circumstances, the Company would write the investment down to its estimated fair value, which would become its new carrying amount.

Overview

Nucor and affiliates are manufacturers of steel and steel products, with operating facilities and customers primarily located in North America. Additionally, Nucor is a scrap processor and broker and is North America’s largest recycler. Nucor reports its results in three segments: steel mills, steel products and raw materials.

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

In February 2008, Nucor acquired the stock of SHV North America Corporation, which owned 100% of The David J. Joseph Company and related affiliates, for a purchase price of approximately $1.44 billion. DJJ now operates as a wholly owned subsidiary of Nucor Corporation and is headquartered in Cincinnati, Ohio. The principal activities of DJJ, which has been the broker of ferrous scrap to Nucor since 1969, include the operation of scrap recycling facilities (processing); brokerage services for scrap, ferro-alloys, pig iron and scrap substitutes; mill and industrial services; and rail and logistics services. DJJ is included in Nucor’s raw materials segment.

During the first quarter of 2009, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 45%, 45% and 44%, respectively, compared with 92%, 70% and 76%, respectively, in the first quarter of 2008.

Results of Operations

Net Sales Net sales to external customers by segment for the first quarters of 2009 and 2008 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2009	March 29, 2008	% Change
Steel mills	$1,656,240	$3,759,453	-56%
Steel products	713,827	885,507	-19%
Raw materials	236,931	235,229	1%
All other	47,321	94,080	-50%

Net sales	$2,654,319	$4,974,269	-47%

Net sales for the first quarter of 2009 decreased 47% from the first quarter of 2008. Average sales price per ton decreased 7% from $770 in the first quarter of 2008 to $716 in the first quarter of 2009, while total tons shipped to outside customers decreased 43% over the same period last year. Net sales decreased 36% from the fourth quarter of 2008 due to a 26% decrease in average sales price per ton over the fourth quarter of 2008, combined with a 14% decrease in total tons shipped to outside customers.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2009	March 29, 2008	% Change
Steel production	2,879	5,831	-51%

Outside steel shipments	2,433	5,203	-53%
Inside steel shipments	375	748	-50%

Total steel shipments	2,808	5,951	-53%

Net sales for the steel mills segment decreased 56% over the first quarter of 2008 due to a 53% decrease in tons sold to outside customers combined with a 6% decrease in the average sales price per ton from $723 to $682.

Tonnage data for the steel products segment is as follows:

	Three Months (13 weeks) Ended
	April 4, 2009	March 29, 2008	% Change
Joist production	60	132	-55%
Deck sales	75	116	-35%
Cold finish sales	80	136	-41%
Fabricated concrete reinforcing steel sales	208	179	16%

The 19% decrease in the steel products segment’s sales for the first quarter was due to a 25% decrease in volume, partially offset by a $147 (11%) increase in the average sales price per ton. Fabricated concrete reinforcing steel sales increased year over year primarily due to acquisitions made by Harris Steel during 2008, the largest of which was Ambassador Steel Corporation in August 2008.

The sales for the raw materials segment were flat from the first quarter of 2008 to the first quarter of 2009; however, only one month of DJJ’s sales were included in Nucor’s consolidated results in the first quarter of 2008. Prior to the acquisition of DJJ, Nucor had no outside sales of raw materials. In the first quarter of 2009, approximately 74% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 25% of the outside sales were from the scrap processing facilities (72% and 27%, respectively, in the first quarter of 2008).

The “All other” category includes the steel trading businesses that Nucor owns through Harris Steel. The period over period decrease in sales is due to decreases in both volume and pricing.

Gross Margins For the first quarter of 2009, Nucor recorded gross margins of $(124.0) million (-5%), compared to $902.7 million (18%) in the first quarter of 2008. The year-over-year dollar and gross margin percentage decreases were the result of the decreased average sales price per ton for all products and the 43% decrease in total shipments to outside customers. Additionally, the decreases were due to the following:

•	Energy costs increased $11 per ton over the prior year period due to decreased utilization rates across all product lines.

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used remained unchanged from the first quarter of 2008; however, metal margins (the difference between the selling price of steel and the cost of scrap and scrap substitutes) decreased. The significantly lower production rates of our steel mills have further slowed the rate at which our sheet mills are consuming higher-cost iron units, in particular pig iron inventories, which were purchased prior to the collapse in both the economy and scrap/pig iron pricing in last year’s fourth quarter. We increased the rate of pig iron consumption at our steel mills midway through the first quarter, which had the effect of decreasing the gross margin for the period.

•	In the steel products segment, the average price of raw materials used increased approximately 30% from the first quarter of 2008 to the first quarter of 2009.

•

DJJ’s business of collecting and processing ferrous and non-ferrous materials for resale typically operates at lower margins than Nucor has historically experienced as a manufacturer of steel and steel products.

•	Nucor incurred a charge of approximately $60 million in the first quarter of 2009 to write down inventories to the lower of cost or market (none in the first quarter of 2008).

•

Pre-operating and start-up costs of new facilities increased to $33.2 million in the first quarter of 2009, compared with $22.9 million in the first quarter of 2008. In 2009, these costs primarily related to the start-up of the SBQ mill in Memphis, Tennessee, the start-up of the building systems facility in Brigham City, Utah, and the Castrip® project in Blytheville, Arkansas. In the first quarter of 2008, the pre-operating and start-up costs were attributable to those projects as well as to the HIsmelt project in Kwinana, Australia.

The decrease in our gross margin was partially offset by a LIFO credit of $105.0 million in the first quarter of 2009, compared with a charge of $69.0 million in last year’s first quarter. (LIFO charges or credits for interim periods are based on management’s estimates of both inventory prices and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant.)

Marketing, Administrative and Other Expenses The major components of marketing, administrative and other expenses are typically freight and profit sharing costs. Although total freight costs were down approximately 40% over the prior year quarter, unit freight costs increased 11%. The increase was primarily due to inefficiencies created by decreased shipments. No profit sharing costs were incurred in the first quarter of 2009 due to Nucor recording a consolidated net loss for the period.

Equity method investment losses are also included in marketing, administrative and other expenses and were $38.0 million and $11.3 million in the first quarter of 2009 and 2008, respectively. The increase in the equity method investment losses is primarily due to a pre-tax charge of $33.4 million to write down inventories to the lower of cost or market at Duferdofin-Nucor S.r.l. in the first quarter of 2009. Nucor acquired a 50% economic and voting interest in Duferdofin-Nucor in July 2008.

Interest Expense Net interest expense for the first quarter of 2009 and 2008 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2009	March 29, 2008
Interest expense	$39,682	$29,784
Interest income	(7,317)	(11,439)

Interest expense, net	$32,365	$18,345

Gross interest expense increased 33% due to a 28% increase in average debt outstanding. Gross interest income decreased 36% due to a significant decrease in the average interest rate earned on investments. The decrease in rates was partially offset by a 56% increase in average investments attributable to cash received from the issuance of debt and equity during the second quarter of 2008.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, Nucor-Yamato Steel Company (“NYS”), Novosteel S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The decrease in noncontrolling interests is primarily attributable to the decreased earnings of NYS, which were due to the weakening of the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2009 and 2008, the amount of cash distributed to noncontrolling interest holders exceeded amounts allocated to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 32.5% in the first quarter of 2009, compared with 34.2% in the first quarter 2008. The effective tax rate declined from 2008 to 2009 due to the pretax loss position in 2009 and the related reduction in domestic manufacturing deduction benefits. The IRS is currently examining Nucor’s 2005 and 2006 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit.

Net Earnings and Return on Equity Nucor reported a net consolidated loss of $189.6 million, or $0.60 per diluted share, in the first quarter of 2009 compared to consolidated net earnings of $409.8 million, or $1.41 per diluted share, in the first quarter of 2008. Net earnings (loss) as a percentage of net sales were (7.1%) in the first quarter of 2009 and 8.2% in the first quarter of 2008. Return on average stockholders’ equity was (9.5%) and 32.0% in the first quarter of 2009 and 2008, respectively.

Outlook The severity and scope of the global economic crisis is unprecedented, and we have not seen any evidence that this abrupt and severe decline in economic activity has reached a bottom. In fact, conditions have continued to worsen with each successive month in 2009. At this time, there are few signs of improvement, and we continue to believe that a significant economic recovery is not likely to begin in 2009.

Nucor’s largest exposure to market risk is via our steel and steel products segments. Our steel mills utilization rate was 45% for the first quarter of 2009, and almost all of our steel products facilities are operating at less than 50% of capacity. Service centers and other customers have continued reducing their inventories in response to these market conditions. We believe that the destocking process will eventually end, but that depends on economic conditions not getting worse than they are today. Approximately 60% of our steel and steel products segments sales are into the commercial, industrial and municipal construction markets. We expect the non-residential construction market to remain at depressed levels, resulting in decreased sales prices and volumes. Our largest single customer in the first quarter of 2009 represents approximately 12% of sales and consistently pays within terms. No other customer represents more than 4% of sales. We have only a small exposure to the U.S. automotive industry. Our exposure to market risk in our raw materials segment is mitigated by the fact that our steel mills use a significant portion of the products of that segment.

We remain confident about our future prospects despite the current economic cycle. We are maintaining or growing our market share, while many competitors who do not have our financial strength or highly variable and low cost structure are forced to shut down facilities. Our manufacturing processes are highly flexible and able to increase production quickly in response to any improvement in demand. This is especially true because our pay-for-performance culture has allowed us to avoid layoffs as our payroll expense has decreased dramatically due to lower production and other performance bonuses.

The dramatically lower production rates of our mills have further slowed the rate at which our sheet mills are consuming higher cost iron units, in particular pig iron inventories, which were purchased prior to the collapse in both the economy and scrap/pig iron pricing in last year’s fourth quarter. We expect that the impact from higher cost scrap will disappear during the second quarter. If these current production rates continue, the overhang from the high cost pig iron will, however, continue to impact our results through the third quarter. Pig iron consumption was increased midway through the first quarter. This increased consumption rate is expected to result in approximately $80 million higher raw material costs at our sheet mills for the second quarter. Any significant improvement in order entry and operating rates will speed up our raw material destocking process with a corresponding improvement in earnings.

As we have progressed from September 2008 to April 2009, we have seen business and market conditions worsen each succeeding month. Entering the second quarter of 2009, both the U.S. economy and steel market conditions have continued to deteriorate, and we expect a second quarter loss greater than the first quarter as a result. Continued low operating rates, lower pricing and the consumption of high cost pig iron inventories for the full quarter at our sheet mills will negatively impact earnings.

Liquidity and capital resources

The current ratio was 5.5 at the end of the first quarter of 2009 and 3.5 at year-end 2008. Accounts receivable and inventories decreased 24% and 22%, respectively, since year-end, while net sales decreased 36% from the fourth quarter of 2008. Total accounts receivable have historically turned approximately monthly, with the accounts receivable for the steel products segment turning about every five weeks. In the first quarter of 2009, the sales for the steel products segment were a higher percentage of total sales, resulting in an accounts receivable turnover of approximately every five weeks. Inventories have historically turned approximately every five to six weeks. With decreased utilization and the accumulation of higher-cost scrap and scrap substitutes ordered at peak market prices in 2008, inventory turnover was approximately every 10 weeks in the first quarter of 2009. The current ratio was also impacted by the payment of approximately $305 million in the first quarter of 2009 for profit sharing and extraordinary bonuses related to our 2008 record performance.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents position remains robust at $1.9 billion as of April 4, 2009, and our $1.3 billion revolving credit facility is undrawn and does not expire until November 2012. Nucor repaid $175.0 million in notes that matured in January 2009, and we have no other material debt maturities until 2012. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America at A+ from Standard and Poor’s and A1 from Moody’s. Although Standard and Poor’s recently placed Nucor on credit watch with a negative outlook, Moody’s recently reaffirmed Nucor’s A1 rating and stable outlook. The credit markets have largely remained open and receptive to companies with an investment grade credit rating throughout the economic crisis, and Nucor’s present ratings place us five notches above the investment grade minimum of BBB-. Accordingly, even if we experience a credit rating downgrade as a result of the current economic conditions, we expect to continue to have access to the capital markets if needed.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 4, 2009, our funded debt to total capital ratio was 28%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of April 4, 2009.

In severely depressed market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce our current spending on our facilities to very low levels. Capital expenditures decreased 44% from $226.2 million during the first quarter of 2008 to $126.0 million in the first quarter of 2009. Capital expenditures for 2009 are projected to be $400 million compared to $1 billion in 2008. Additionally, we expect to generate significant cash from working capital throughout the balance of the year as our primary raw materials (steel scrap and scrap substitutes) fall in price due to the reduced demand, and lower pricing of our products results in lower balances in accounts receivable. Also, in the first quarter of 2009, we suspended our supplemental dividend. As a result, we expect to reduce our total dividends paid by approximately $215 million in 2009.

In February 2009, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.35 per share payable on May 12, 2009 to stockholders of record on March 31, 2009. This dividend is Nucor’s one-hundred and forty-fourth consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents and existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2008.

Commodity Price Risk - In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Nucor has a raw material surcharge designed to pass through the historically high cost of scrap steel and other raw materials. Due to the currently lower cost of raw materials, the surcharge is not presently affecting our sales prices.

As a result of continued decreased sales due to weaker market conditions, we are holding higher levels of inventories of more expensive scrap and scrap substitutes. Since pig iron and certain grades of scrap have lead times of four to six months, dramatically reduced sales volumes resulted in the accumulation of increased tons of inventories ordered at peak market prices. We expect that the impact from higher-cost scrap will disappear during the second quarter. If our current production rates continue, the overhang from the high-cost pig iron will, however, continue to impact our results through the third quarter.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At April 4, 2009, accumulated other comprehensive income (loss) includes $93.0 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at April 4, 2009, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$33,758	$84,395
Aluminum	1,223	3,058
Copper	99	247

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk through its operations in Canada and Trinidad and its joint ventures in Australia and Italy. We periodically use derivative contracts to mitigate the risk of currency fluctuations.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10	Senior Officers Annual Incentive Plan as Amended and Restated Effective February 18, 2009

10.1	Senior Officers Long-term Incentive Plan as Amended and Restated Effective February 18, 2009

10.2	Severance Plan for Senior Officers and General Managers as Amended and Restated Effective February 18, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 12, 2009

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 4, 2009

Exhibit No.	Description of Exhibit

10	Senior Officers Annual Incentive Plan as Amended and Restated Effective February 18, 2009

10.1	Senior Officers Long-term Incentive Plan as Amended and Restated Effective February 18, 2009

10.2	Severance Plan for Senior Officers and General Managers as Amended and Restated Effective February 18, 2009

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002