Form 10-Q
period 2009-07-04
NUCOR CORP
filed 2009-08-11
CIK 73309

Second Quarter 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 4, 2009

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

314,673,053 shares of common stock were outstanding at July 4, 2009.

Nucor Corporation

Form 10-Q

July 4, 2009

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$2,478,028	$7,090,599	$5,132,347	$12,064,868

Costs, expenses and other:
Cost of products sold	2,539,904	5,879,655	5,318,228	9,951,247
Marketing, administrative and other expenses	106,925	220,172	232,301	389,886
Interest expense, net	31,957	26,734	64,322	45,079

	2,678,786	6,126,561	5,614,851	10,386,212

Earnings (loss) before income taxes and noncontrolling interests	(200,758)	964,038	(482,504)	1,678,656
Provision for (benefit from) income taxes	(72,989)	295,348	(164,210)	508,441

Net earnings (loss)	(127,769)	668,690	(318,294)	1,170,215
Earnings attributable to noncontrolling interests	5,568	87,936	4,688	179,707

Net earnings (loss) attributable to Nucor stockholders	$(133,337)	$580,754	$(322,982)	$990,508

Net earnings per share:
Basic	$(0.43)	$1.94	$(1.03)	$3.37

Diluted	$(0.43)	$1.94	$(1.03)	$3.36

Average shares outstanding:
Basic	314,752	298,262	314,532	293,291
Diluted	314,752	298,668	314,532	294,051

Dividends declared per share	$0.35	$0.52	$0.70	$1.04

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 4, 2009	Dec. 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$2,060,203	$2,355,130
Short-term investments	136,389	—
Accounts receivable, net	960,226	1,228,807
Inventories	1,268,200	2,408,157
Other current assets	502,810	405,392

Total current assets	4,927,828	6,397,486

Property, plant and equipment, net	4,117,542	4,131,861

Goodwill	1,776,207	1,732,045

Other intangible assets, net	922,340	946,545

Other assets	667,130	666,506

Total assets	$12,411,047	$13,874,443

LIABILITIES

Current liabilities:
Short-term debt	$5,942	$8,622
Long-term debt due within one year	5,400	180,400
Accounts payable	413,347	534,161
Federal income taxes payable	—	199,044
Salaries, wages and related accruals	181,006	580,090
Accrued expenses and other current liabilities	343,492	351,875

Total current liabilities	949,187	1,854,192

Long-term debt due after one year	3,086,200	3,086,200

Deferred credits and other liabilities	671,416	677,370

Total liabilities	4,706,803	5,617,762

EQUITY
Nucor stockholders’ equity:
Common stock	149,810	149,628
Additional paid-in capital	1,655,252	1,629,981
Retained earnings	7,316,054	7,860,629
Accumulated other comprehensive loss, net of income taxes	(151,203)	(190,262)
Treasury stock	(1,514,695)	(1,520,772)

	7,455,218	7,929,204

Noncontrolling interests	249,026	327,477

Total equity	7,704,244	8,256,681

Total liabilities and equity	$12,411,047	$13,874,443

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 4, 2009	June 28, 2008
Operating activities:
Net earnings (loss)	$(318,294)	$1,170,215
Adjustments:
Depreciation	242,475	231,232
Amortization	36,001	32,066
Stock-based compensation	31,660	31,148
Deferred income taxes	(31,659)	(66,881)
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	278,055	(591,318)
Inventories	1,147,421	(570,570)
Accounts payable	(121,847)	494,549
Federal income taxes	(285,735)	123,517
Salaries, wages and related accruals	(392,276)	(14,505)
Other	51,323	(11,214)

Cash provided by operating activities	637,124	828,239

Investing activities:
Capital expenditures	(240,428)	(501,669)
Investment in and advances to affiliates	(57,904)	(27,903)
Disposition of plant and equipment	8,610	6,551
Acquisitions (net of cash acquired)	(24,714)	(1,591,817)
Purchases of investments	(136,389)	(209,605)
Proceeds from the sale of investments	—	392,055
Proceeds from currency derivative contracts	—	1,441,862
Settlement of currency derivative contracts	—	(1,424,292)

Cash used in investing activities	(450,825)	(1,914,818)

Financing activities:
Net change in short-term debt	(2,694)	(21,429)
Proceeds from the issuance of long-term debt	—	989,715
Repayment of long-term debt	(175,000)	—
Issuance of common stock	1,518	1,994,565
Bond issuance costs	—	(6,937)
Excess tax benefits from stock-based compensation	(700)	9,200
Distributions to noncontrolling interests	(83,223)	(153,218)
Cash dividends	(221,127)	(327,380)

Cash provided by (used in) financing activities	(481,226)	2,484,516

Increase (decrease) in cash and cash equivalents	(294,927)	1,397,937

Cash and cash equivalents - beginning of year	2,355,130	1,393,943

Cash and cash equivalents - end of six months	$2,060,203	$2,791,880

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature. The information furnished has not been audited; however, the December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2008. Certain amounts for the prior year have been reclassified to conform to the 2009 presentation. The Company has evaluated subsequent events through August 11, 2009, the date these financial statements were issued.

Recently Adopted Accounting Pronouncements - In January 2009, Nucor adopted Financial Accounting Standards Board (FASB) Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (SFAS 160), which amends current accounting and reporting for a noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. Upon adoption of this standard, noncontrolling interest of $327.5 million was reclassified to equity as of December 31, 2008 and the corresponding earnings attributable to noncontrolling interests for the periods ended June 28, 2008 have been presented as reconciling items in the consolidated statements of earnings.

In January 2009, Nucor adopted FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. The impact to diluted and basic earnings per share for the prior year periods due to adoption of this FSP was not significant.

In the second quarter of 2009, Nucor adopted FSP FAS 107-1 and Accounting Principles Bulletin (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about the fair value of financial instruments for publicly traded companies for both interim and annual periods. This FSP is effective for interim reporting periods ending after June 15, 2009 and did not have a material impact on Nucor’s consolidated financial statements. See Note 8, “Fair Value Measurements,” for the relevant disclosures.

Also in the second quarter of 2009, Nucor adopted SFAS No. 165, “Subsequent Events,” which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events. See Note 1, “Basis for Interim Presentation,” for the relevant disclosures. The adoption of SFAS 165 did not have a material impact on Nucor’s consolidated financial statements.

Recently Issued Accounting Pronouncements - In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This standard amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” regarding financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This standard becomes effective for Nucor in the first quarter of 2010. Management is currently evaluating the impact of this statement.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification as the source of authoritative non-governmental generally accepted accounting principles (GAAP). SFAS 168 will be effective for Nucor in the third quarter of 2009 and will not have a material effect on the Company’s financial statements.

2.	INVENTORIES: Inventories consist of approximately 44% raw materials and supplies and 56% finished and semi-finished products at July 4, 2009 (47% and 53%, respectively, at December 31, 2008). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 55% of total inventories as of July 4, 2009 (65% as of December 31, 2008). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $693.4 million higher at July 4, 2009 ($923.4 million higher at December 31, 2008). Use of the lower of cost or market reduced inventories by $33.3 million at July 4, 2009 ($51.3 million at December 31, 2008).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $4.56 billion at July 4, 2009 ($4.35 billion at December 31, 2008).

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended July 4, 2009 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2008	$208,466	$755,562	$665,075	$102,942	$1,732,045
Purchase price adjustments of previous acquisitions	60,000	(19,979)	—	(14,090)	25,931
Translation	—	18,231	—	—	18,231

Balance at July 4, 2009	$268,466	$753,814	$665,075	$88,852	$1,776,207

During the second quarter of 2009, $35.3 million of the goodwill originally allocated to the steel products segment and $24.7 million of the goodwill originally allocated to the steel trading businesses included in the “all other” category for the 2008 acquisition of Ambassador Steel Corporation was reallocated to the steel mills segment, for a total of $60.0 million. The reallocation was made on the basis that certain cost synergies will benefit the steel mills.

Nucor completed its annual goodwill impairment testing during the fourth quarter of 2008. Based on the results of that evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. The annual evaluation performed in 2008 used forward-looking projections and included significant expected improvements in the future cash flows of the Company’s reporting units. Based on an ongoing evaluation of relevant facts and circumstances, including recent performance below expected results, the Company performed an evaluation of the Buildings Group and Cold Finish reporting units during the second quarter of 2009. The evaluation indicated that there was no goodwill impairment at this time. As a result of the global economic recession, operating results of the each of these reporting units have fallen in recent months. Nucor expects operating results to improve when general economic conditions improve. If our assessment of the relevant facts and circumstances changes, economic conditions fail to improve, or actual performance in any of these reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill amounts associated with the Buildings Group and Cold Finish reporting units as of July 4, 2009 were $165.3 million and $41.2 million, respectively.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	July 4, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$907,886	$111,274	$897,477	$80,235
Trademarks and trade names	120,120	10,164	118,734	7,150
Other	27,869	12,097	27,869	10,150

	$1,055,875	$133,535	$1,044,080	$97,535

Intangible asset amortization expense was $17.9 million and $18.7 million in the second quarter of 2009 and 2008, respectively, and was $36.0 million and $32.1 million in the first six months of 2009 and 2008, respectively. Annual amortization expense is estimated to be $71.0 million in 2009; $68.8 million in 2010; $65.8 million in 2011; $62.7 million in 2012; and $59.3 million in 2013.

5.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $580.2 million at July 4, 2009 ($626.4 million at December 31, 2008) and is recorded in other assets in the consolidated balance sheets. Our equity method investment losses were $21.8 million and $7.1 million in the second quarter of 2009 and 2008, respectively, and were $59.8 million and $18.4 million in the first half of 2009 and 2008, respectively. The results of our equity investments are included in marketing, administrative, and other expenses in the consolidated statements of earnings.

Nucor’s most significant equity method investment includes a 50% economic and voting interest in Duferdofin-Nucor S.r.l., a steel manufacturer with three structural mills located in Italy. Nucor accounts for the investment in Duferdofin-Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the partners. Duferdofin-Nucor losses attributable to Nucor included a pre-tax charge to write down inventories to the lower of cost or market of $15.4 million in the second quarter of 2009 and $48.9 million in the first six months of 2009.

Nucor’s investment in Duferdofin-Nucor at July 4, 2009 was $536.3 million ($581.9 million at December 31, 2008). Nucor’s 50% share of the total net assets of Duferdofin-Nucor on a historical basis was $47.4 million, resulting in a basis difference of $488.9 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin-Nucor as well as the identification of goodwill and definite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate.

As of July 4, 2009, Nucor held a 30 million Euro-denominated ($47.5 million) note receivable from Duferdofin-Nucor. This note receivable bears interest at the Euro Interbank Offered Rate (Euribor) twelve month rate as of the date of the note plus 1% per year. The interest rate will reset on September 30, 2009 to the Euribor twelve month rate plus 1% per year as of that date. The principal amount is due on September 30, 2010. Accordingly, this note receivable has been classified in other assets in the consolidated balance sheet.

6.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the consolidated balance sheet, were $24.5 million at July 4, 2009 ($62.1 million at December 31, 2008). Accrued vacation, included in salaries, wages and related accruals in the consolidated balance sheet, was $67.1 million at July 4, 2009 ($73.1 million at December 31, 2008). Dividends payable, included in accrued expenses and other current liabilities in the consolidated balance sheet, was $111.0 million at July 4, 2009 ($110.5 million at December 31, 2008).

7.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At July 4, 2009, natural gas swaps covering 53.3 million MMBTUs and foreign currency contracts with a notional value of $31.9 million were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Values of Derivative Instruments

	July 4, 2009
	Balance Sheet Location	Fair Value
Liability derivatives designated as hedging instruments under SFAS 133:
Commodity contracts	Accrued expenses and other current liabilities	$50,500
Commodity contracts	Deferred credits and other liabilities	73,900

Total liability derivatives designated as hedging instruments under SFAS 133		124,400

Liability derivatives not designated as hedging instruments under SFAS 133:
Commodity contracts	Accrued expenses and other current liabilities	1,232
Foreign exchange contracts	Accrued expenses and other current liabilities	1,093

Total liability derivatives not designated as hedging instruments under SFAS 133		2,325

Total liability derivatives		$126,725

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months (13 Weeks) Ended July 4, 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months (13 Weeks) Ended July 4, 2009	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months (13 Weeks) Ended July 4, 2009
Commodity contracts	$838	Cost of products sold	$(10,689)	Cost of products sold	$300

	$838		$(10,689)		$300

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Six Months (26 Weeks) Ended July 4, 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six Months (26 Weeks) Ended July 4, 2009	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Six Months (26 Weeks) Ended July 4, 2009
Commodity contracts	$(35,292)	Cost of products sold	$(19,828)	Cost of products sold	$(2,400)

	$(35,292)		$(19,828)		$(2,400)

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months (13 weeks) Ended July 4, 2009
Commodity contracts	Cost of products sold	$931
Foreign exchange contracts	Cost of products sold	(779)

Total		$152

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Six Months (26 weeks) Ended July 4, 2009
Commodity contracts	Cost of products sold	$2,214
Foreign exchange contracts	Cost of products sold	(1,270)

Total		$944

8.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of July 4, 2009 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

	Carrying Amount in Consolidated Balance Sheet	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,996,282	$1,996,282	$—	$—
Short-term investments	136,389	136,389	—	—

Total assets	$2,132,671	$2,132,671	$—	$—

Liabilities:
Derivatives	$(126,725)	$—	$(126,725)	$—

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

The fair value of long-term debt, including current maturities, was approximately $3.18 billion at July 4, 2009 ($3.13 billion at December 31, 2008). The fair value estimates were based on readily available market prices of our debt at July 4, 2009 and December 31, 2008, or similar debt with the same maturities, rating, and interest rates.

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

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total $38.8 million of accrued environmental costs at July 4, 2009 ($27.1 million at December 31, 2008), $21.8 million was classified in accrued expenses and other current liabilities ($16.1 million at December 31, 2008) and $17.0 million was classified in deferred credits and other liabilities ($11.0 million at December 31, 2008).

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist that, individually or in the aggregate, would have a material effect on the consolidated financial statements.

10.	STOCK-BASED COMPENSATION: Stock Options – A summary of activity under Nucor’s stock option plans for the six months ended July 4, 2009 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,299	$20.80
Exercised	(93)	$16.91		$2,455
Canceled	—	—

Outstanding at July 4, 2009	1,206	$21.10	2 years	$25,458

Options exercisable at July 4, 2009	1,206	$21.10	2 years	$25,458

As of March 1, 2006, all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first six months of 2009 or 2008. The amount of cash received from the exercise of stock options totaled $0.5 million and $1.5 million in the second quarter and first half of 2009, respectively.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first six months of 2009 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	375	$61.57
Granted	256	$32.16
Vested	(353)	$48.60
Canceled	—	—

Unvested at July 4, 2009	278	$50.97

Shares reserved for future grants	1,731

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.9 million and $5.1 million in the second quarter of 2009 and 2008, respectively, and was $3.3 million and $9.4 million in the first half of 2009 and 2008, respectively. At July 4, 2009, unrecognized compensation expense related to unvested restricted stock was $4.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first six months of 2009 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	1,139	$67.67
Granted	1,147	$43.91
Vested	(738)	$57.73
Canceled	(15)	$61.75

Unvested at July 4, 2009	1,533	$54.74

Shares reserved for future grants	15,877

Compensation expense for RSUs was $19.5 million and $16.4 million in the second quarter of 2009 and 2008, respectively, and $28.3 million and $21.7 million in the first half of 2009 and 2008, respectively. As of July 4, 2009, unrecognized compensation expense related to unvested RSUs was $70.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

11.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $1.8 million and $88.3 million in the second quarter of 2009 and 2008, respectively, and was $5.5 million and $156.1 million in the first half of 2009 and 2008, respectively.

12.	INTEREST EXPENSE: The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Interest expense	$35,477	$34,288	$75,159	$64,072
Interest income	(3,520)	(7,554)	(10,837)	(18,993)

Interest expense, net	$31,957	$26,734	$64,322	$45,079

13.	INCOME TAXES: The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2005 and 2006 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has substantially concluded U.S. federal income tax matters for years through 2004. The 2007 and 2008 tax years are open to examination by the IRS. The tax years 2003 through 2008 remain open to examination by other major taxing jurisdictions to which Nucor is subject.

14.	COMPREHENSIVE INCOME: The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net earnings (loss)	$(127,769)	$668,690	$(318,294)	$1,170,215
Net unrealized gain (loss) on hedging derivatives, net of income taxes	838	67,040	(35,292)	102,796
Reclassification adjustment for (gain) loss on settlement of hedging derivatives included in net income, net of income taxes	10,689	(7,249)	19,828	(7,066)
Foreign currency translation gain, net of income taxes	86,429	13,983	54,607	1,135

Comprehensive income (loss)	(29,813)	742,464	(279,151)	1,267,080
Comprehensive income attributable to noncontrolling interests	(5,672)	(87,944)	(4,772)	(179,672)

Comprehensive income (loss) attributable to Nucor stockholders	$(35,485)	$654,520	$(283,923)	$1,087,408

15.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity investment in Duferdofin-Nucor. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company, the scrap broker and processor that Nucor acquired on February 29, 2008; Nu-Iron Unlimited, a facility that produces direct reduced iron used by the steel mills; and certain equity method investments. The “All other” category primarily includes Novosteel S.A., a steel trading business. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation, gains on foreign currency exchanges contracts and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets and investments in and advances to affiliates.

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales to external customers:
Steel mills	$1,429,284	$4,893,137	$3,085,524	$8,652,590
Steel products	693,934	1,119,271	1,407,762	2,004,778
Raw materials	277,869	927,029	514,799	1,162,258
All other	76,941	151,162	124,262	245,242

	$2,478,028	$7,090,599	$5,132,347	$12,064,868

Intercompany sales:
Steel mills	$207,213	$576,189	$427,761	$1,062,744
Steel products	7,321	12,673	13,341	20,971
Raw materials	391,899	3,002,239	959,863	3,670,566
All other	2,787	1,849	5,342	2,191
Corporate/eliminations	(609,220)	(3,592,950)	(1,406,307)	(4,756,472)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$(205,426)	$1,040,582	$(432,301)	$1,839,866
Steel products	(17,649)	100,263	(51,225)	150,449
Raw materials	(31,621)	115,624	(63,158)	132,200
All other	(3,282)	17,448	(13,401)	20,216
Corporate/eliminations	57,220	(309,879)	77,581	(464,075)

	$(200,758)	$964,038	$(482,504)	$1,678,656

			July 4, 2009	Dec. 31, 2008
Segment assets:
Steel mills			$5,707,918	$6,603,944
Steel products			2,749,179	3,207,318
Raw materials			2,240,548	2,324,857
All other			172,823	207,767
Corporate/eliminations			1,540,579	1,530,557

			$12,411,047	$13,874,443

16.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Basic net earnings per share:
Basic net earnings (loss)	$(133,337)	$580,754	$(322,982)	$990,508
Earnings allocated to participating securities	(543)	(2,287)	(912)	(3,547)

Net earnings (loss) available to common stockholders	$(133,880)	$578,467	$(323,894)	$986,961

Average shares outstanding	314,752	298,262	314,532	293,291

Basic net earnings per share	$(0.43)	$1.94	$(1.03)	$3.37

Diluted net earnings per share:
Diluted net earnings (loss)	$(133,337)	$580,754	$(322,982)	$990,508
Earnings allocated to participating securities	(543)	(2,284)	(912)	(3,542)

Net earnings (loss) available to common stockholders	$(133,880)	$578,470	$(323,894)	$986,966

Diluted average shares outstanding:
Basic shares outstanding	314,752	298,262	314,532	293,291
Dilutive effect of stock options and other	—	406	—	760

	314,752	298,668	314,532	294,051

Diluted net earnings per share	$(0.43)	$1.94	$(1.03)	$3.36

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

Critical Accounting Policy

We believe the following critical accounting policy affects our significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with the critical accounting policies and estimates included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Form 10-Q for the period ended April 4, 2009.

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

Nucor uses a discounted cash flow model to determine the current estimated fair value of its reporting units. Key assumptions used to determine the fair value of each reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flow for the five year period following the testing date (including market share, sales volumes and prices, costs to produce and estimated capital needs); (b) an estimated terminal value using a terminal year growth rate of 3.5% - 4.0% depending on the growth prospects of the reporting unit; (c) a discount rate based on management’s best estimate of the after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to certain scenarios based on the likelihood of occurrence. Management considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated.

Due to the severity and duration of operating losses within the Buildings Group and Cold Finish reporting units, Nucor concluded during the second quarter of 2009 that an interim triggering event had occurred for purposes of testing goodwill for impairment. As a result, an evaluation of impairment was performed for each of these reporting units during the quarter. Goodwill amounts recorded at the Buildings Group and Cold Finish reporting units as of July 4, 2009 were $165.3 million and $41.2 million, respectively. As of July 4, 2009, the estimated fair value of the Buildings Group and Cold Finish reporting units exceeded carrying value by $29.3 million and $90.8 million, respectively. A 50 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value, would decrease the fair value of the Buildings Group and Cold Finish reporting units by $29.0 million and $24.5 million, respectively, but still resulting in no goodwill impairment charge.

Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the fair value of these and other reporting units in the future and could result in an impairment of goodwill. We will continue to monitor events that occur or circumstances that change throughout the remainder of the year to determine whether they would make it more likely than not that an impairment may have occurred in any of our reporting units.

Overview

Nucor and affiliates are manufacturers of steel products, with operating facilities and customers primarily located in North America. Additionally, Nucor is a scrap processor and broker and is North America’s largest recycler. Nucor reports its results in three segments: steel mills, steel products and raw materials.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 46%, 47% and 42%, respectively, in the first half of 2009, compared with 94%, 75% and 87%, respectively, in the first half of 2008.

Results of Operations

Net Sales Net sales to external customers by segment for the second quarter and first six months of 2009 and 2008 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2009	June 28, 2008	% Change	July 4, 2009	June 28, 2008	% Change
Steel mills	$1,429,284	$4,893,137	-71%	$3,085,524	$8,652,590	-64%
Steel products	693,934	1,119,271	-38%	1,407,762	2,004,778	-30%
Raw materials	277,869	927,029	-70%	514,799	1,162,258	-56%
All other	76,941	151,162	-49%	124,262	245,242	-49%

Net sales	$2,478,028	$7,090,599	-65%	$5,132,347	$12,064,868	-57%

Net sales for the second quarter of 2009 decreased 65% from the second quarter of 2008. Average sales price per ton decreased 34% from $917 in the second quarter of 2008 to $602 in the second quarter of 2009, while total tons shipped to outside customers decreased 47% from the same period last year. Net sales decreased 7% from the first quarter of this year due to a 16% decrease in average sales price per ton from the first quarter of 2009 offset by an 11% increase in total tons shipped to outside customers.

Net sales for the first six months of 2009 decreased 57% from last year’s first six months. Average sales price per ton decreased 23% from $850 in the first half of 2008 to $656 in the first half of 2009, while total tons shipped to outside customers decreased 45% from the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2009	June 28, 2008	% Change	July 4, 2009	June 28, 2008	% Change
Steel production	2,964	6,043	-51%	5,843	11,874	-51%

Outside steel shipments	2,569	5,394	-52%	5,002	10,597	-53%
Inside steel shipments	430	723	-41%	805	1,471	-45%

Total steel shipments	2,999	6,117	-51%	5,807	12,068	-52%

Net sales for the steel mills segment decreased 71% from the second quarter of 2008 due to the 52% decrease in tons sold to outside customers combined with a 39% decrease in the average sales price per ton from $907 to $557.

The 64% decrease in sales from the first half of 2008 to the first half of 2009 in the steel mills segment was attributable to the 53% decrease in tons sold to outside customers combined with a 24% decrease in the average sales price per ton from $817 to $617.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Six Months (26 weeks) Ended
	July 4, 2009	June 28, 2008	% Change	July 4, 2009	June 28, 2008	% Change
Joist production	65	140	-54%	125	272	-54%
Deck sales	73	139	-47%	148	255	-42%
Cold finished sales	76	143	-47%	156	279	-44%
Fabricated concrete reinforcing steel sales	255	232	10%	463	411	13%

The 38% decrease in the steel products segment’s sales for the second quarter was due to a 30% decrease in volume, as well as a 9% decrease in the average sales price per ton from $1,434 to $1,299.

The 30% decrease in the steel product segment’s sales for the first half of the year was primarily attributable to the 27% decrease in volume. The average sales price per ton remained flat year over year.

Fabricated concrete reinforcing steel sales increased over the prior year quarter and half due to acquisitions made by Harris Steel during 2008, the largest of which was Ambassador Steel Corporation in August 2008.

The sales for the raw materials segment decreased 70% from the second quarter of 2008 to the second quarter of 2009 due to declines in both volume and price. In the second quarter of 2009, approximately 71% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 28% of the outside sales were from the scrap processing facilities (78% and 21%, respectively, in the second quarter of 2008).

The sales for the raw materials segment decreased 56% from the first six months of 2008 to the first six months of 2009 due to declines in both volume and price. Only four months of DJJ’s sales were included in Nucor’s consolidated results in the first six months of 2008. Prior to the acquisition of DJJ, Nucor had no outside sales of raw materials. In the first half of 2009, approximately, 73% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 26% of the outside sales were from the scrap processing facilities (76% and 22%, respectively, in the first half of 2008).

The “All other” category includes the steel trading businesses Nucor owns through Harris Steel. The period over period decreases in sales are due to decreases in both volume and pricing.

Gross Margins For the second quarter of 2009, Nucor recorded gross margins of $(61.9) million (-2%), compared to $1.21 billion (17%) in the second quarter of 2008. The year-over-year dollar and gross margin percentage decreases were the result of the decreased average sales price per ton for all products and the 47% decrease in total shipments to outside customers. Additionally, the decreases were due to the following factors:

•	Energy costs increased $5 per ton over the prior year period due to decreased utilization rates across all product lines.

•

In the steel mills segment, the average scrap and scrap substitute cost per ton decreased 32% from the second quarter of 2008; however, metal margins (the difference between the selling price of steel and the cost of scrap and scrap substitutes) also decreased. Second quarter results include a substantially greater burden than the prior year from the accelerated consumption of high-cost pig iron inventories at our sheet mills. These inventories were purchased prior to the collapse of both the economy and scrap/pig iron pricing in last year’s fourth quarter. The increased rate of pig iron consumption at our steel mills for the entire second quarter had the effect of decreasing the gross margin for the period.

•	In the steel products segment, the average price of raw materials used increased approximately 7% from the second quarter of 2008 to the second quarter of 2009.

•

Pre-operating and start-up costs of new facilities increased to $31.6 million in the second quarter of 2009, compared with $22.1 million in the second quarter of 2008. In 2009, these costs primarily related to the start-up of the SBQ mill in Memphis, Tennessee, the start-up of the building systems facility in Brigham City, Utah, and the Castrip® project in Blytheville, Arkansas. In 2008, these costs were attributable to those projects as well as the HIsmelt project in Kwinana, Australia.

The decrease in gross margin was partially offset by a LIFO credit of $125.0 million in the second quarter of 2009, compared with a charge of $214.0 million in the second quarter of 2008. (LIFO charges or credits for interim periods are based on management’s estimates of both inventory prices and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant.)

For the first half of 2009, Nucor recorded gross margins of ($185.9) million (-4%), compared to $2.11 billion (18%) in the first half of 2008. The year-over-year dollar and gross margin percentage decreases were the result of decreased average sales price per ton for all products and the 45% decrease in total shipments to outside customers. Additionally, the decreases were due to the following factors:

•	Energy costs increased $8 per ton over the prior year period due to decreased utilization rates across all product lines.

•	In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 19% from the first half of 2008; however, metal margins also decreased.

•	In the steel products segment, the average price of raw materials used increased approximately 18% from the first six months of 2008 to the first six months of 2009.

•

DJJ’s business of collecting and processing ferrous and non-ferrous materials for resale typically operates at lower margins than Nucor has historically experienced as a manufacturer of steel and steel products. Since Nucor acquired DJJ in late February 2008, the results of DJJ had a more significant impact on Nucor in the first half of 2009 than in the first half of 2008.

•	Pre-operating and start-up costs of new facilities increased from $45.0 million in the first half of 2008 to $64.8 million in the first half of 2009.

The decrease in gross margin was partially offset by a LIFO credit of $230.0 million in the first half of 2009, compared with a charge of $283.0 million in the first half of 2008.

Marketing, Administrative and Other Expenses Two major components of marketing, administrative and other expenses are freight and profit sharing costs. Although total freight costs decreased 52% from the prior year quarter, unit freight costs decreased only 2%. Total freight costs were down approximately 47% from the first six months of 2008, while unit freight costs increased 4%. Unit freight costs did not decrease the same magnitude as total freight costs due to inefficiencies created by decreased shipments. No profit sharing costs were incurred in the first half of 2009 due to Nucor reporting a consolidated net loss for the period.

Equity method investment losses are also included in marketing, administrative and other expenses and were $21.8 million and $7.1 million in the second quarter of 2009 and 2008, respectively, and were $59.8 and $18.4 million in the first six months of 2009 and 2008, respectively. The increase in the equity method investment losses is primarily due to a pre-tax charge to write-down inventories to the lower of cost or market at Duferdofin-Nucor S.r.l. of $15.4 million in the second quarter of 2009 and $48.8 million in the first half of 2009. Nucor acquired a 50% economic and voting interest in Duferdofin-Nucor in July 2008.

Interest Expense Net interest expense for the second quarter and first six months of 2009 and 2008 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Interest expense	$35,477	$34,288	$75,159	$64,072
Interest income	(3,520)	(7,554)	(10,837)	(18,993)

Interest expense, net	$31,957	$26,734	$64,322	$45,079

In the second quarter of 2009, gross interest expense increased 3% over the prior year primarily due a 7% increase in the average debt outstanding. Gross interest income decreased 53% mainly due to a significant decrease in the average interest rate earned on investments.

Gross interest expense increased 17% from the first half of 2008 to the first half of 2009 due to an increase in average debt outstanding of approximately 16%. Gross interest income decreased 43% mainly due to a significant decrease in the average interest rate earned on investments.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), Novosteel S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The decrease in noncontrolling interests is primarily attributable to the decreased earnings of NYS, which were due to the weakening of the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first six months of 2009, the amount of cash distributed to noncontrolling interest holders exceeded the amount allocated to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of the cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 36.4% in the second quarter of 2009 compared with 30.6% in the second quarter of 2008. The effective tax rate was 34.0% in the first six months of 2009 compared with 30.3% in the first six months of 2008. Our effective tax rate for each of the periods presented has been impacted by the recast of earnings attributable to noncontrolling interests to a position after earnings before income taxes and noncontrolling interests in accordance with SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” which we adopted on January 1, 2009. The changes in the rate between the periods are primarily due to the changes in relative proportions of net income attributable to noncontrolling interests to total pre-tax income and to the pretax loss position in 2009 and the related reduction in domestic manufacturing deduction benefits. The IRS is currently examining Nucor’s 2005 and 2006 federal income tax returns. Management believes that the company has adequately provided for any adjustments that may arise from this audit.

Net Earnings and Return on Equity Nucor reported a net consolidated loss of $133.3 million, or $0.43 per diluted share, in the second quarter of 2009 compared to consolidated net earnings of $580.8 million, or $1.94 per diluted share, in the second quarter of 2008. Net earnings (loss) attributable to Nucor stockholders as a percentage of net sales were (5.4%) in the second quarter of 2009 and 8.2% in the second quarter of 2008.

Nucor reported a net consolidated loss of $323.0 million, or $1.03 per diluted share, in the first half of 2009, compared to net consolidated earnings of $990.5 million, or $3.36 per diluted share, in the first half of 2008. Net earnings (loss) attributable to Nucor stockholders as a percentage of net sales were (6.3%) and 8.2%, respectively, in the first half of 2009 and 2008. Return on average stockholders’ equity was approximately (8.3%) and 30.8% in the first half of 2009 and 2008, respectively.

Outlook In the steel mills segment, it appears that the customer inventory destocking cycle has ended, and our customers are now ordering at the rates that their customers are ordering. Currently, we are concerned that the marginal uptick in orders is not representative of an increase in real or end-use demand but more a result of both inventory adjustments and concern over rising prices. We continue to believe that real demand for steel is subject to a long, slow recovery.

The utilization rate of the steel mills was 46% for the second quarter of 2009; however, monthly steel mill utilization rates increased each month during the second quarter, improving from 38% in April to 54% in June. This improvement reversed the first quarter trend in which utilization rates decreased each month. In addition, price increases have been announced for all of the products in our steel mills for the first time in nine months. The increase in operating rates and sales prices suggests that we should realize improvement in third quarter results compared to the second quarter; however, the third quarter will again include a significant negative impact from consuming the balance of our high-cost pig iron inventories. If we continue to see improvement in order entry and operating rates, our raw material destocking process would be accelerated with a corresponding improvement in earnings.

Almost all of our steel products facilities are operating at less than 50% of capacity. Recovery by our downstream businesses is expected to lag Nucor’s other businesses.

In our raw materials segment, DJJ total volumes in the second quarter (both scrap processing and brokerage) were approximately 50% of the prior year; however, in both cases, the volumes improved each month of the quarter and show a strong start to the third quarter.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Approximately 60% of our steel and steel products segments sales are into the commercial, industrial and municipal construction markets. We expect the non-residential construction market to remain at depressed levels, resulting in decreased sales prices and volumes compared to prior years. Our largest single customer in the first half of 2009 represented approximately 10% of sales and consistently pays within terms. No other customer represents more than 4% of sales. We have only a small exposure to the U.S. automotive industry. Our exposure to market risk in our raw materials segment is mitigated by the fact that our steel mills use a significant portion of the products of that segment.

Nucor continues to capitalize on the position of strength arising from our balance sheet, low-cost and highly flexible production capabilities, unrivaled product diversification and, most importantly, Nucor’s extremely productive and innovative work force.

Liquidity and Capital Resources

The current ratio was 5.2 at the end of the first half of 2009 and 3.5 at year-end 2008. Accounts receivable and inventories decreased 22% and 47%, respectively, since year-end, while net sales in the second quarter decreased 40% from the fourth quarter of 2008. Total accounts receivable have historically turned approximately monthly, with the accounts receivable for the steel products segment turning about every five weeks. In the first six months of 2009, the sales for the steel products segment were a higher percentage of total sales, resulting in accounts receivable turnover of approximately five weeks. Inventories have historically turned approximately every five to six weeks. With decreased utilization and the accumulation of higher-cost scrap and scrap substitutes ordered at the peak market prices in 2008, inventory turnover was approximately every 9 weeks in the first six months of 2009. The current ratio was also impacted by the payment of approximately $305 million in the first quarter of 2009 for profit sharing and extraordinary bonuses related to our 2008 record performance.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $2.20 billion as of July 4, 2009, and our $1.3 billion revolving credit facility is undrawn and does not expire until November 2012. Nucor repaid $175.0 million in notes that matured in January 2009, and we have no other material debt maturities until 2012. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America at A from Standard and Poor’s and A1 from Moody’s. Standard and Poor’s recently downgraded Nucor from an A+ rating; however, Moody’s recently reaffirmed Nucor’s A1 rating. Both ratings are with a stable outlook. The credit markets have largely remained open and receptive to companies with an investment grade credit rating throughout the economic crisis, and Nucor’s present ratings place us four and five notches above the investment grade minimum of BBB-. Accordingly, despite our recent credit rating downgrade, we expect to continue to have access to the capital markets if needed.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 4, 2009, our funded debt to total capital ratio was 29%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of July 4, 2009.

In severely depressed market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce our current spending on our facilities to very low levels. Capital expenditures decreased 52% from $501.7 million during the first half of 2008 to $240.4 million in the first half of 2009. Capital expenditures for 2009 are projected to be $400 million compared to $1 billion in 2008. Also, in the first quarter of 2009, we suspended our supplemental dividend. As a result, we expect to reduce our total dividends paid by approximately $215 million in 2009.

In June, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.35 per share payable on August 11, 2009 to stockholders of record on June 30, 2009. This dividend is Nucor’s one-hundred and forty-fifth consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments and new borrowings under existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months.

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

Commodity Price Risk - In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Nucor has used a raw material surcharge as a component of pricing steel to pass through the historically high cost of scrap steel and other raw materials. Due to the currently lower demand for and cost of raw materials, however, the surcharge is impacting our sales prices to a lesser extent than in prior years.

As a result of continued decreased sales due to weaker market conditions, we are holding higher levels of inventories of more expensive scrap substitutes. Since pig iron has purchase lead times of four to six months, dramatically and rapidly reduced sales volumes in the last nine months resulted in the accumulation of increased tons of pig iron inventories ordered at peak market prices. We expect the overhang from the high-cost pig iron will continue to impact our results through the third quarter. If we continue to see improvement in order entry and operating rates, our raw material destocking process would be accelerated with a corresponding improvement in earnings.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At July 4, 2009, accumulated other comprehensive income (loss) includes $81.5 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at July 4, 2009, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$33,038	$82,596
Aluminum	1,969	4,801
Copper	56	141

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on May 14, 2009, the following actions were taken:

Three directors were elected for terms of three years expiring in 2012: 263,057,994 shares were voted for Clayton C. Daley, Jr. (2,875,876 withheld), 263,074,039 shares were voted for Harvey B. Gantt (2,859,830 withheld) and 262,353,781 shares were voted for Bernard L. Kasriel (3,580,008 withheld). One director was elected for a term of two years expiring in 2011: 257,223,418 shares were voted for Christopher J. Kearney (8,710,451 withheld). Peter C. Browning, Daniel R. DiMicco, Victoria F. Haynes, James D. Hlavacek and John H. Walker continue to serve as directors of the Company.

The Audit Committee’s selection of PricewaterhouseCoopers LLP to serve as Nucor’s independent registered public accounting firm for the year ending December 31, 2009 was ratified by a vote of 263,381,287 for, 2,099,421 against and 452,873 abstaining.

A stockholder proposal to modify the standard for electing Nucor’s directors was defeated by a vote of 100,107,150 for, 123,252,640 against and 914,115 abstaining.

A stockholder proposal to declassify the board of directors was approved by a vote of 149,523,270 for, 73,818,712 against and 932,272 abstaining.

A stockholder proposal regarding human rights was defeated by a vote of 52,133,944 for, 141,817,620 against and 30,322,693 abstaining.

A stockholder proposal regarding principles for health care reform was defeated by a vote of 9,458,043 for, 181,382,779 against and 33,433,146 abstaining.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 4, 2009, filed on August 11, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer and Executive Vice President

Dated: August 11, 2009

NUCOR CORPORATION

List of Exhibits to Form 10-Q – July 4, 2009

Exhibit No.	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 4, 2009, filed on August 11, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.