Form 10-Q
period 2009-10-03
NUCOR CORP
filed 2009-11-10
CIK 73309

Third Quarter 2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

314,813,390 shares of common stock were outstanding at October 3, 2009.

Nucor Corporation

Form 10-Q

October 3, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008

Net sales	$3,120,005	$7,447,520	$8,252,352	$19,512,388

Costs, expenses and other:
Cost of products sold	3,000,851	5,990,407	8,319,079	15,941,654
Marketing, administrative and other expenses	105,913	215,755	338,214	605,641
Interest expense, net	34,725	23,030	99,047	68,109

	3,141,489	6,229,192	8,756,340	16,615,404

Earnings (loss) before income taxes and noncontrolling interests	(21,484)	1,218,328	(503,988)	2,896,984
Provision for (benefit from) income taxes	(16,173)	407,525	(180,383)	915,966

Net earnings (loss)	(5,311)	810,803	(323,605)	1,981,018
Earnings attributable to noncontrolling interests	24,227	76,213	28,915	255,920

Net earnings (loss) attributable to Nucor stockholders	$(29,538)	$734,590	$(352,520)	$1,725,098

Net earnings (loss) per share:
Basic	$(0.10)	$2.31	$(1.12)	$5.71
Diluted	$(0.10)	$2.31	$(1.12)	$5.70

Average shares outstanding:
Basic	315,173	316,713	314,743	301,156
Diluted	315,173	317,013	314,743	301,764

Dividends declared per share	$0.35	$0.52	$1.05	$1.56

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 3, 2009	Dec. 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$1,957,671	$2,355,130
Short-term investments	263,472	—
Accounts receivable, net	1,156,510	1,228,807
Inventories	1,310,114	2,408,157
Other current assets	514,785	405,392

Total current assets	5,202,552	6,397,486

Property, plant and equipment, net	4,071,229	4,131,861

Goodwill	1,794,761	1,732,045

Other intangible assets, net	915,993	946,545

Other assets	685,477	666,506

Total assets	$12,670,012	$13,874,443

LIABILITIES

Current liabilities:
Short-term debt	$3,428	$8,622
Long-term debt due within one year	—	180,400
Accounts payable	749,246	534,161
Federal income taxes payable	—	199,044
Salaries, wages and related accruals	207,912	580,090
Accrued expenses and other current liabilities	351,965	351,875

Total current liabilities	1,312,551	1,854,192

Long-term debt due after one year	3,086,200	3,086,200

Deferred credits and other liabilities	687,341	677,370

Total liabilities	5,086,092	5,617,762

EQUITY
Nucor stockholders’ equity:
Common stock	149,863	149,628
Additional paid-in capital	1,665,862	1,629,981
Retained earnings	7,175,488	7,860,629
Accumulated other comprehensive loss, net of income taxes	(63,295)	(190,262)
Treasury stock	(1,514,465)	(1,520,772)

	7,413,453	7,929,204
Noncontrolling interests	170,467	327,477

Total equity	7,583,920	8,256,681

Total liabilities and equity	$12,670,012	$13,874,443

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Oct. 3, 2009	Sept. 27, 2008

Operating activities:
Net earnings (loss)	$(323,605)	$1,981,018
Adjustments:
Depreciation	367,966	354,291
Amortization	54,138	51,056
Stock-based compensation	43,460	38,428
Deferred income taxes	51,104	(111,536)
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	92,210	(437,792)
Inventories	1,113,104	(1,083,823)
Accounts payable	212,291	199,364
Federal income taxes	(381,153)	163,514
Salaries, wages and related accruals	(366,261)	165,016
Other	94,689	2,714

Cash provided by operating activities	957,943	1,322,250

Investing activities:
Capital expenditures	(316,024)	(806,152)
Investment in and advances to affiliates	(60,295)	(704,945)
Disposition of plant and equipment	10,486	8,676
Acquisitions (net of cash acquired)	(24,714)	(1,827,165)
Purchases of investments	(261,389)	(234,461)
Proceeds from the sale of investments	—	392,055
Proceeds from currency derivative contracts	—	1,441,863
Settlement of currency derivative contracts	—	(1,424,291)

Cash used in investing activities	(651,936)	(3,154,420)

Financing activities:
Net change in short-term debt	(5,222)	(143,480)
Proceeds from the issuance of long-term debt	—	989,715
Repayment of long-term debt	(180,400)	—
Bond issuance costs	—	(6,938)
Issuance of common stock	3,556	1,995,921
Excess tax benefits from stock-based compensation	(3,200)	10,600
Distributions to noncontrolling interests	(186,104)	(252,569)
Cash dividends	(332,096)	(493,002)
Acquisition of treasury stock	—	(7,684)

Cash provided by (used in) financing activities	(703,466)	2,092,563

Increase (decrease) in cash and cash equivalents	(397,459)	260,393

Cash and cash equivalents - beginning of year	2,355,130	1,393,943

Cash and cash equivalents - end of nine months	$1,957,671	$1,654,336

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2008. Certain amounts for the prior year have been reclassified to conform to the 2009 presentation. The Company has evaluated subsequent events through November 10, 2009, the date these financial statements were issued.

Recently Adopted Accounting Pronouncements - In January 2009, Nucor adopted accounting guidance that amends current accounting and reporting for a noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary. Upon adoption of this guidance, noncontrolling interest of $327.5 million was reclassified to equity as of December 31, 2008 and the corresponding earnings attributable to noncontrolling interests for the periods ended September 27, 2008 have been presented as reconciling items in the condensed consolidated statements of earnings. In January 2009, Nucor adopted accounting guidance that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. The impact to diluted and basic earnings per share for the prior year periods due to adoption of this guidance was not significant.

In the second quarter of 2009, Nucor adopted accounting guidance that requires disclosures about the fair value of financial instruments for publicly traded companies for both interim and annual periods. This provision did not have a material impact on Nucor’s consolidated financial statements. See Note 8, “Fair Value Measurements,” for the relevant disclosures.

Also in the second quarter of 2009, Nucor adopted a new accounting standard that establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires the disclosure of the date through which an entity has evaluated subsequent events. See Note 1, “Basis of Interim Presentation,” for the relevant disclosures. The adoption of this accounting standard did not have a material impact on Nucor’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance codifying generally accepted accounting principles in the United States (GAAP). While the guidance was not intended to change GAAP, it did change the way the Company references authoritative literature. The Company has adopted this authoritative guidance as of October 3, 2009.

Recently Issued Accounting Pronouncements - In June 2009, the FASB issued authoritative guidance regarding financial reporting by enterprises involved with variable interest entities. This standard becomes effective for Nucor in the first quarter of 2010. Management is currently evaluating the impact of this standard.

2.	INVENTORIES: Inventories consist of approximately 46% raw materials and supplies and 54% finished and semi-finished products at October 3, 2009 (47% and 53% respectively, at December 31, 2008). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 49% of total inventories as of October 3, 2009 (65% as of December 31, 2008). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $573.4 million higher at October 3, 2009 ($923.4 million higher at December 31, 2008). Use of the lower of cost or market method reduced inventories by $11.8 million at October 3, 2009 ($51.3 million at December 31, 2008).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $4.69 billion at October 3, 2009 ($4.35 billion at December 31, 2008).

During the third quarter, $12.3 million of costs related to an ongoing project that were capitalized in the first quarter were expensed. Based upon management’s evaluation of this out-of-period adjustment, it was not considered material to either period.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended October 3, 2009 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2008	$208,466	$755,562	$665,075	$102,942	$1,732,045
Purchase price adjustments of previous acquisitions	60,000	(19,979)	—	(14,090)	25,931
Translation	—	36,785	—	—	36,785

Balance at October 3, 2009	$268,466	$772,368	$665,075	$88,852	$1,794,761

During the second quarter of 2009, $35.3 million of the goodwill originally allocated to the steel products segment and $24.7 million of the goodwill originally allocated to the steel trading businesses included in the “all other” category for the 2008 acquisition of Ambassador Steel Corporation was reallocated to the steel mills segment, for a total of $60.0 million. The reallocation was made on the basis that expected cost synergies will benefit the steel mills.

Nucor completed its annual goodwill impairment testing during the fourth quarter of 2008. Based on the results of that evaluation, the Company concluded that there was no impairment of goodwill for any of its reporting units. The annual evaluation performed in 2008 used forward-looking projections and included significant expected improvements in the future cash flows of the Company’s reporting units. Based on an ongoing evaluation of relevant facts and circumstances, including recent performance below projected results, the Company reevaluated the Buildings Group and Cold Finish reporting units during the second quarter of 2009 and determined that there was no goodwill impairment at that time. Further interim testing for goodwill impairment was not deemed necessary during the third quarter. However, all reporting units will be subject to the required annual impairment test during the fourth quarter. If our assessment of the relevant facts and circumstances changes, economic conditions fail to improve, or actual performance in any of these reporting units falls short of projected results, noncash impairment charges may be required. Total goodwill amounts associated with the Buildings Group and Cold Finish reporting units as of October 3, 2009 were $165.3 million and $43.1 million, respectively.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	October 3, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$918,279	$126,991	$897,477	$80,235
Trademarks and trade names	121,518	11,679	118,734	7,150
Other	27,869	13,003	27,869	10,150

	$1,067,666	$151,673	$1,044,080	$97,535

Intangible asset amortization expense was $18.1 million and $19.0 million in the third quarter of 2009 and 2008, respectively, and $54.1 million and $51.1 million in the first nine months of 2009 and 2008, respectively. Annual amortization expense is estimated to be $71.3 million in 2009; $68.8 million in 2010; $65.8 million in 2011; $62.7 million in 2012; and $59.3 million in 2013.

5.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $596.6 million at October 3, 2009 ($626.4 million at December 31, 2008) and is recorded in other assets in the consolidated balance sheets. Nucor incurred equity method investment losses of $9.6 million in the third quarter of 2009 and earnings of $2.1 million in the third quarter of 2008. Nucor incurred equity method investment losses of $69.4 million and $16.3 million in the first nine months of 2009 and 2008, respectively. The results of our equity investments are included in marketing, administrative, and other expenses in the condensed consolidated statements of earnings.

Nucor’s most significant equity method investment includes a 50% economic and voting interest in Duferdofin-Nucor S.r.l., a steel manufacturer with three structural mills located in Italy. Nucor accounts for the investment in Duferdofin-Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the partners. Duferdofin-Nucor losses attributable to Nucor included a pre-tax charge to write down inventories to the lower of cost or market of $45.8 million in the first nine months of 2009.

Nucor’s investment in Duferdofin-Nucor at October 3, 2009 was $547.8 million ($581.9 million at December 31, 2008). Nucor’s 50% share of the total net assets of Duferdofin-Nucor on a historical basis was $42.2 million at October 3, 2009, resulting in a basis difference of $505.6 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin-Nucor as well as the identification of goodwill ($231.6 million) and definite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate.

As of October 3, 2009, Nucor held notes receivable from Duferdofin-Nucor with a notional value of 35 million Euro ($50.9 million). The notes receivable bear interest at the twelve-month Euro Interbank Offered Rate (Euribor) as of the date of the notes plus 1% per year. The interest rates were reset on September 30, 2009 to the Euribor twelve month rate as of that date plus 1% per year. The principal amount of 9 million Euros ($13.1 million) is due on April 30, 2011. The remaining principal amount of 26 million Euros ($37.8 million) is due on May 31, 2011. Accordingly, the notes receivable have been classified in other assets in the condensed consolidated balance sheet.

6.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the consolidated balance sheets, were $82.2 million at October 3, 2009 ($62.1 million at December 31, 2008). Accrued vacation, included in salaries, wages and related accruals in the consolidated balance sheet, was $75.8 million at October 3, 2009 ($73.1 million at December 31, 2008). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $111.0 million at October 3, 2009 ($110.5 million at December 31, 2008).

7.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At October 3, 2009, natural gas swaps covering 40.5 million MMBTUs and foreign currency contracts with a notional value of $25.7 million were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

	October 3, 2009
	Balance Sheet Location	Fair Value
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$599
Foreign exchange contracts	Other current assets	46

Total asset derivatives not designated as hedging instruments		$645

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$13,500
Commodity contracts	Deferred credits and other liabilities	66,200

Total liability derivatives designated as hedging instruments		79,700
Liability derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	1,104

Total liability derivatives		$80,804

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months (13 Weeks) Ended October 3, 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months (13 Weeks) Ended October 3, 2009	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months (13 Weeks) Ended October 3, 2009
Commodity contracts	$(604)	Cost of products sold	$(10,754)	Cost of products sold	$300

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Three Months (13 Weeks) Ended October 3, 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three Months (13 Weeks) Ended October 3, 2009	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months (13 Weeks) Ended October 3, 2009
Commodity contracts	$(35,896)	Cost of products sold	$(30,582)	Cost of products sold	$(2,100)

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative Three Months (13 weeks) Ended October 3, 2009	Amount of Gain or (Loss) Recognized in Income on Derivative Nine Months (39 weeks) Ended October 3, 2009
Commodity contracts	Cost of products sold	$(1,013)	$1,201
Foreign exchange contracts	Cost of products sold	(1,650)	(2,920)

Total		$(2,663)	$(1,719)

8.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of October 3, 2009 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,860,159	$1,860,159	$—	$—
Short-term investments	263,472	263,472	—	—
Derivatives	645	—	645

Total assets	$2,124,276	$2,123,631	$645	$—

Liabilities:
Derivatives	$(80,804)	$—	$(80,804)	$—

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

The fair value of long-term debt, including current maturities, was approximately $3.36 billion at October 3, 2009 ($3.13 billion at December 31, 2008). The fair value estimates were based on readily available market prices of our debt at October 3, 2009 and December 31, 2008, or similar debt with the same maturities, rating and interest rates.

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

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance. Of the undiscounted total of $38.3 million of accrued environmental costs at October 3, 2009 ($27.1 million at December 31, 2008), $19.3 million was classified in accrued expenses and other current liabilities ($16.1 million at December 31, 2008) and $19.0 million was classified in deferred credits and other liabilities ($11.0 million at December 31, 2008).

Other contingent liabilities with respect to product warranties and other matters arise in the normal course of business. In the opinion of management, no such matters exist that, individually or in the aggregate, would have a material effect on the consolidated financial statements.

10.	STOCK-BASED COMPENSATION: Stock Options – A summary of activity under Nucor’s stock option plans for the nine months ended October 3, 2009 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,299	$20.80
Exercised	(225)	$15.85		$6,575
Canceled	—	—

Outstanding at October 3, 2009	1,074	$21.84	1.9 Years	$24,197

Options exercisable at October 3, 2009	1,074	$21.84	1.9 Years	$24,197

As of March 1, 2006 all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first nine months of 2009 or 2008. The amount of cash received from the exercise of stock options totaled $2.1 million and $3.6 million in the third quarter and first nine months of 2009, respectively.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first nine months of 2009 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	375	$61.57
Granted	256	$32.16
Vested	(366)	$48.70
Canceled	—	—

Unvested at October 3, 2009	265	$50.95

Shares reserved for future grants	1,731

Compensation (income) expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.9 million and ($1.7) million in the third quarter of 2009 and 2008, respectively, and was $5.2 million and $7.7 million in the first nine months of 2009 and 2008, respectively. At October 3, 2009, unrecognized compensation expense related to unvested restricted stock was $3.6 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first nine months of 2009 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	1,139	$67.67
Granted	1,147	$43.91
Vested	(765)	$57.66
Canceled	(17)	$60.45

Unvested at October 3, 2009	1,504	$54.72

Shares reserved for future grants	15,878

Compensation expense for RSUs was $9.9 million and $9.0 million in the third quarter of 2009 and 2008, respectively, and was $38.2 million and $30.7 million in the first nine months of 2009 and 2008, respectively. As of October 3, 2009, unrecognized compensation expense related to nonvested RSUs was $61.2 million, which is expected to be recognized over a weighted-average period of 2 years.

11.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $2.0 million and $112.4 million in the third quarter of 2009 and 2008, respectively, and was $7.5 million and $268.5 million in the first nine months of 2009 and 2008, respectively.

12.	INTEREST EXPENSE: The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Interest expense	$37,168	$36,996	$112,327	$101,068
Interest income	(2,443)	(13,966)	(13,280)	(32,959)

Interest expense, net	$34,725	$23,030	$99,047	$68,109

13.	INCOME TAXES: The effective tax rate of the third quarter of 2009 is not meaningful for comparative purposes due to the low level of pre-tax loss for the period.

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

14.	STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME: The following table reflects the changes in stockholders’ equity attributable to both Nucor Corporation and the noncontrolling interests of Nucor’s joint ventures: Nucor-Yamato Steel Company, Nucor Trading S.A. and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2008	$7,929,204	$327,477	$8,256,681

Comprehensive income (loss):
Net earnings (loss)	(352,520)	28,915	(323,605)
Net unrealized loss on hedging derivatives, net of income taxes	(35,896)	—	(35,896)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	30,582	—	30,582
Foreign currency translation gain, net of income taxes	132,279	179	132,458

Total comprehensive income (loss)	(225,555)	29,094	(196,461)
Stock options exercised	3,556	—	3,556
Issuance of stock under award plans, net of forfeitures	36,069	—	36,069
Amortization of unearned compensation	2,800	—	2,800
Cash dividends	(332,621)	—	(332,621)
Distributions to noncontrolling interests	—	186,104)	(186,104)

Stockholders’ equity at October 3, 2009	$7,413,453	$170,467	$7,583,920

The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net earnings (loss)	$(5,311)	$810,803	$(323,605)	$1,981,018
Net unrealized loss on hedging derivatives, net of income taxes	(604)	(106,629)	(35,896)	(3,833)
Reclassification adjustment for (gain) loss on settlement of hedging derivatives included in net income, net of income taxes	10,754	(6,000)	30,582	(13,066)
Foreign currency translation gain (loss), net of income taxes	77,851	(84,409)	132,458	(83,274)

Comprehensive income (loss)	82,690	613,765	(196,461)	1,880,845
Comprehensive income attributable to noncontrolling interests	(24,322)	(76,157)	(29,094)	(255,829)

Comprehensive income (loss) attributable to Nucor stockholders	$58,368	$537,608	$(225,555)	$1,625,016

15.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity investment in Duferdofin-Nucor. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finish steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company (“DJJ”), the scrap broker and processor that Nucor acquired on February 29, 2008; Nu-Iron Unlimited, a facility that produces direct reduced iron used by the steel mills; a proposed iron-making facility; and certain equity method investments. The “All other” category primarily includes Nucor Trading S.A., a steel trading business. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation, gains on foreign currency exchange contracts and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets, federal income tax receivable, LIFO reserve and investments in and advances to affiliates.

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Net sales to external customers:
Steel mills	$2,070,202	$5,192,082	$5,155,726	$13,844,672
Steel products	681,331	1,238,642	2,089,093	3,243,420
Raw materials	289,072	897,539	803,871	2,059,797
All other	79,400	119,257	203,662	364,499

	$3,120,005	$7,447,520	$8,252,352	$19,512,388

Intercompany sales:
Steel mills	$307,098	$689,301	$734,859	$1,752,045
Steel products	7,239	12,275	20,580	33,246
Raw materials	1,316,800	3,034,055	2,276,663	6,704,621
All other	2,015	2,267	7,357	4,458
Corporate/eliminations	(1,633,152)	(3,737,898)	(3,039,459)	(8,494,370)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$(55,914)	$1,223,035	$(488,215)	$3,062,901
Steel products	(19,723)	100,034	(70,948)	250,483
Raw materials	2,885	135,505	(60,273)	267,705
All other	1,619	9,052	(11,782)	29,268
Corporate/eliminations	49,649	(249,298)	127,230	(713,373)

	$(21,484)	$1,218,328	$(503,988)	$2,896,984

	Oct. 3, 2009	Dec. 31, 2008
Segment assets:
Steel mills	$5,591,044	$6,603,944
Steel products	2,759,094	3,207,318
Raw materials	2,402,132	2,324,857
All other	147,458	207,767
Corporate/eliminations	1,770,284	1,530,557

	$12,670,012	$13,874,443

16.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Basic net earnings (loss) per share:
Basic net earnings (loss)	$(29,538)	$734,590	$(352,520)	$1,725,098
Earnings (loss) allocated to participating securities	(524)	(2,660)	(1,436)	(6,207)

Net earnings (loss) available to common stockholders	$(30,062)	$731,930	$(353,956)	$1,718,891
Average shares outstanding	315,173	316,713	314,743	301,156

Basic net earnings (loss) per share	($0.10)	$2.31	($1.12)	$5.71

Diluted net earnings (loss) per share:
Diluted net earnings (loss)	$(29,538)	$734,590	$(352,520)	$1,725,098
Earnings (loss) allocated to participating securities	(524)	(2,658)	(1,436)	(6,200)

Net earnings (loss) available to common stockholders	$(30,062)	$731,932	$(353,956)	$1,718,898

Diluted average shares outstanding:
Basic shares outstanding	315,173	316,713	314,743	301,156
Dilutive effect of stock options and other	—	300	—	608
	315,173	317,013	314,743	301,764

Diluted net earnings (loss) per share	($0.10)	$2.31	($1.12)	$5.70

The number of shares that were not included in the diluted net earnings per share calculation because to do so would have been antidilutive was immaterial for all periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and the changes in the supply and cost of raw materials, including pig iron and scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of non-residential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) impairment in the recorded value of inventory, fixed assets, goodwill or other acquired intangibles; (6) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (7) fluctuations in currency conversion rates; (8) U.S. and foreign trade policy affecting steel imports or exports; (9) significant changes in government regulations affecting environmental compliance; (10) the cyclical nature of the steel industry; (11) capital investments and their impact on our performance; and (12) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policy

We believe the following critical accounting policy affects our significant judgments and estimates used in the preparation of our condensed consolidated financial statements and should be read in conjunction with the critical accounting policies and estimates included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Forms 10-Q for the periods ended April 4, 2009 and July 4, 2009.

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

Nucor uses a discounted cash flow model to determine the current estimated fair value of its reporting units. Key assumptions used to determine the fair value of each reporting unit as part of our annual testing (and any required interim testing) include: (a) expected cash flow for the five year period following the testing date (including market share, sales volumes and prices, costs to produce and estimated capital needs); (b) an estimated terminal value using a terminal year growth rate of 3.5%—4.0% depending on the growth prospects of the reporting unit; (c) a discount rate based on management’s best estimate of the after-tax weighted average cost of capital; and (d) a probability-weighted scenario approach by which varying cash flows are assigned to certain scenarios based on the likelihood of occurrence. Management considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated.

Due to the severity and duration of operating losses within the Buildings Group and Cold Finish reporting units, Nucor concluded during the second quarter of 2009 that an interim triggering event had occurred for purposes of testing goodwill recorded at these reporting units for impairment. As a result, an evaluation of impairment was performed for each of these reporting units during the second quarter. The results of this evaluation indicated that there was no goodwill impairment. As of July 4, 2009, the estimated fair value of the Buildings Group and Cold Finish reporting units exceeded carrying value by $29.3 million and $90.8 million, respectively, and a 50 basis point increase in the discount rate would not have resulted in a goodwill impairment charge.

Goodwill amounts recorded at the Buildings Group and Cold Finish reporting units as of October 3, 2009 were $165.3 million and $43.1 million, respectively. Nucor has continued to monitor operating results within all reporting units throughout the third quarter and has determined that further interim impairment testing for goodwill is not necessary. All reporting units will be subject to the required annual impairment test during our fourth quarter. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of these and other reporting units in the future and could result in an impairment of goodwill.

Overview

Nucor and affiliates are manufacturers of steel products, with operating facilities primarily in North America. Additionally, Nucor is a scrap processor and broker and is North America’s largest recycler. Nucor reports its results in three segments: steel mills, steel products and raw materials.

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

The average estimated utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 53%, 49% and 52%, respectively, in the first nine months of 2009, compared with 91%, 75% and 89%, respectively, in the first nine months of 2008.

Results of Operations

Net Sales Net sales to external customers by segment for the third quarter and the first nine months of 2009 and 2008 were as follows:

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 3, 2009	September 27, 2008	% Change	October 3, 2009	September 27, 2008	% Change
Steel mills	$2,070,202	$5,192,082	-60%	$5,155,726	$13,844,672	-63%
Steel products	681,331	1,238,642	-45%	2,089,093	3,243,420	-36%
Raw materials	289,072	897,539	-68%	803,871	2,059,797	-61%
All other	79,400	119,257	-33%	203,662	364,499	-44%

Net sales	$3,120,005	$7,447,520	-58%	$8,252,352	$19,512,388	-58%

Net sales for the third quarter of 2009 decreased 58% from the third quarter of 2008. Average sales price per ton decreased 45% from $1,111 in the third quarter of 2008 to $610 in the third quarter of 2009, while total tons shipped to outside customers decreased 24% from the same period last year. Net sales increased 26% from the second quarter of this year due to a 24% increase in total tons shipped to outside customers, combined with a 1% increase in average sales price per ton.

Net sales for the first nine months of 2009 decreased 58% from last year’s first nine months. Average sales price per ton decreased 32% from $934 in the first nine months of 2008 to $638 in the first nine months of 2009, while total tons shipped to outside customers decreased 38% from the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 3, 2009	September 27, 2008	% Change	October 3, 2009	September 27, 2008	% Change
Steel production	4,433	5,510	-20%	10,276	17,384	-41%

Outside steel shipments	3,705	4,688	-21%	8,707	15,285	-43%
Inside steel shipments	607	750	-19%	1,412	2,221	-36%

Total steel shipments	4,312	5,438	-21%	10,119	17,506	-42%

Net sales for the steel mills segment decreased 60% from the third quarter of 2008 due to the 21% decrease in tons sold to outside customers combined with a 50% decrease in the average sales price per ton from $1,108 to $559.

The 63% decrease in sales from the first nine months of 2008 to the first nine months of 2009 in the steel mills segment was attributable to the 43% decrease in tons sold to outside customers combined with a 35% decrease in average sales price per ton from $906 to $593.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 3, 2009	September 27, 2008	% Change	October 3, 2009	September 27, 2008	% Change
Joist production	69	119	-42%	194	391	-50%
Deck sales	84	133	-37%	232	388	-40%
Cold finished sales	87	115	-24%	243	394	-38%
Fabricated concrete reinforcing steel sales	280	258	9%	743	669	11%

The 45% decrease in the steel products segment’s sales for the third quarter was due to a 23% decrease in shipments as well as a 29% decrease in the average sales price per ton from $1,620 to $1,158.

The 36% decrease in the steel products segment’s sales for the first nine months of the year was primarily attributable to the 26% decrease in volume combined with an 11% decrease in average sales price per ton from $1,464 to $1,299. Fabricated concrete reinforcing steel sales increased over the prior year quarter and nine months due to acquisitions made by Harris Steel during 2008, the largest of which was Ambassador Steel Corporation in August of 2008.

The sales for the raw materials segment decreased 68% from the third quarter of 2008 to the third quarter of 2009 due to declines in both volume and price. In the third quarter of 2009, approximately 84% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 15% of the outside sales were from the scrap processing facilities (78% and 21%, respectively, in the third quarter of 2008).

The sales for the raw materials segment decreased 61% from the first nine months of 2008 to the first nine months of 2009 due to declines in both volume and price. Only seven months of DJJ’s sales were included in Nucor’s consolidated results in the first nine months of 2008. Prior to the acquisition of DJJ, Nucor had no outside sales of raw materials. In the first nine months of 2009 and 2008, approximately 77% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 22% of the outside sales were from the scrap processing facilities.

The “All other” category includes Nucor’s steel trading businesses. The period over period decreases in sales are primarily due to decreases in sales prices.

Gross Margins For the third quarter of 2009, Nucor recorded gross margins of $119.2 million (4%), compared to $1.46 billion (20%) in the third quarter of 2008. The period-over-period dollar and gross margin percentage decreases were the result of decreased average sales price per ton for all products, and the 24% decrease in total shipments to outside customers. Additionally, the decreases were due to the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 44% from the third quarter of 2008; however, metal margins (the difference between selling price of steel and the cost of scrap and scrap substitutes) also decreased. Third quarter results include a substantially greater burden than the prior year from the accelerated consumption of high-cost pig iron inventories, primarily at our sheet mills. These inventories were purchased prior to the collapse of both the economy and scrap/pig iron pricing in last year’s fourth quarter. The increased rate of pig iron consumption at our steel mills for the entire third quarter had the effect of decreasing the gross margin for the period. The consumption of the high-cost pig iron inventories was completed by the close of the third quarter.

•

Pre-operating and start-up costs of new facilities increased to $47.1 million in the third quarter of 2009, compared with $29.7 million in the third quarter of 2008. In 2009, these costs primarily related to the start-up of the SBQ mill in Memphis, Tennessee, the construction and start-up of the galvanizing line at our Decatur, Alabama mill, the proposed iron-making facility and the Castrip® project in Blytheville, Arkansas. In 2008, these costs primarily related to the HIsmelt project in Kwinana, Australia, the construction of the SBQ mill, the start-up of our building systems facility in Brigham City, Utah and the Castrip project.

The decrease in gross margin was partially offset by a LIFO credit of $120.0 million in the third quarter of 2009, compared with a charge of $140.0 million in last year’s third quarter. (LIFO charges or credits for interim periods are based on management’s estimates of both inventory prices and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant.) The decrease in gross margin was also partially offset by an $8 per ton decrease in energy costs from the prior year period.

For the first nine months of 2009, Nucor recorded gross margins of ($66.7) million (-1%), compared to $3.57 billion (18%) in the first nine months of 2008. The period-over-period dollar and gross margin percentage decreases were the result of decreased average sales price per ton for all products and the 38% decrease in total shipments to outside customers. Additionally, the decreases were due to the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 29% from the first nine months of 2008; however, metal margins also decreased due primarily to the accelerated consumption of high-cost pig iron.

•	Energy costs increased $2 per ton over the prior year period due to decreased utilization rates across all product lines.

•	In the steel products segment, the average price of raw materials used increased approximately 3% from the first nine months of 2008 to the first nine months of 2009.

•	Pre-operating and start-up costs of new facilities increased from $74.8 million in the first nine months of 2008 to $111.9 million in the first nine months of 2009.

The decrease in gross margin was partially offset by LIFO credit of $350.0 million in the first nine months of 2009, compared with a LIFO charge of $423.0 million in the first nine months of 2008.

Marketing, Administrative and Other Expenses Two major components of marketing, administrative and other expenses are freight and profit sharing costs. While total freight costs decreased 51% from the prior year quarter, unit freight costs decreased only 16%. Total freight costs were down 48% from the first nine months of 2008, while unit freight costs decreased 4%. Unit freight costs did not decrease the same magnitude as total freight costs due to inefficiencies created by decreased shipments. No profit sharing costs were incurred in the first nine months of 2009 due to Nucor reporting a consolidated net loss for the period.

Nucor incurred equity method investment losses, which are also included in marketing, administrative and other expenses, of $9.6 million in the third quarter of 2009 and earnings of $2.1 million in the third quarter of 2008, and incurred losses of $69.4 million and $16.3 million in the first nine months of 2009 and 2008, respectively. The increase in the equity method investment losses is primarily due to losses at Duferdofin-Nucor S.r.l., including, a pre-tax charge to write-down inventories to the lower of cost or market of $45.8 million in the first nine months of 2009. Nucor acquired a 50% economic and voting interest in Duferdofin-Nucor in July 2008.

During the third quarter, $12.3 million of costs related to an ongoing project that were capitalized in the first quarter were expensed. Based upon management’s evaluation of this out-of-period adjustment, it was not considered material to either period.

Interest Expense Net interest expense for the third quarter and first nine months of 2009 and 2008 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008
Interest expense	$37,168	$36,996	$112,327	$101,068
Interest income	(2,443)	(13,966)	(13,280)	(32,959)

Interest expense, net	$34,725	$23,030	$99,047	$68,109

In the third quarter of 2009, gross interest expense remained flat when compared to the prior year. Gross interest income decreased 83% mainly due to a significant decrease in the average interest rate earned on investments.

Gross interest expense increased 11% from the first nine months of 2008 to the first nine months of 2009 due to an increase in average debt outstanding of approximately 8%. Gross interest income decreased 60% mainly due to a significant decrease in the average interest rate earned on investments.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), Nucor Trading S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The decrease in noncontrolling interests is primarily attributable to the decreased earnings of NYS, which were due to the weakening of the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2009, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of the cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 75.3% in the third quarter of 2009 compared with 33.4% in the third quarter of 2008. The effective tax rate in the first nine months of 2009 was 35.8% compared with 31.6% in the first nine months of 2008. Our effective tax rate for each of the periods presented has been impacted by the recast of earnings attributable to noncontrolling interests to a position after earnings before income taxes and noncontrolling interests in accordance with the amended guidance on accounting and reporting for noncontrolling interests, which we adopted on January 1, 2009. The change in the rate between the first nine months of 2008 and 2009 is primarily due to the changes in relative proportions of net income attributable to noncontrolling interests to total pre-tax income and to the pre-tax loss position in 2009 and the related reduction in domestic manufacturing deduction benefits. The effective tax rate for the third quarter of 2009 is not meaningful for comparative purposes due to the low level of pre-tax loss for the period. The IRS is currently examining Nucor’s 2005 and 2006 federal income tax returns. Management believes that the company has adequately provided for any adjustments that may arise from this audit.

Net Earnings and Return on Equity Nucor reported a net consolidated loss of $29.5 million, or $0.10 per diluted share, in the third quarter of 2009 compared to consolidated net earnings of $734.6 million, or $2.31 per diluted share, in the third quarter of 2008. Net earnings (loss) attributable to Nucor stockholders as a percentage of net sales were (1%) and 10% in the third quarters of 2009 and 2008, respectively.

Nucor reported a net consolidated loss of $352.5 million, or $1.12 per diluted share, in the first nine months of 2009, compared to net consolidated earnings of $1.73 billion, or $5.70 per diluted share, in the first nine months of 2008. Net earnings (loss) attributable to Nucor stockholders as a percentage of net sales were (4%) and 9% in the first nine months of 2009 and 2008, respectively. Return on average stockholders’ equity was approximately (6.1%) and 34.9% in the first nine months of 2009 and 2008, respectively.

Outlook While overall steel mill utilization increased from 46% in the second quarter to 69% in the third quarter, the increase was primarily due to the end of customer destocking. Our view remains that there has been little improvement in real demand and the uncertainty in our economy is still very high. We also continue to believe that real demand is in for a long, slow recovery. The fourth quarter presents its own seasonal issues that are separate of the general economic slowdown due to the holidays and year-end plant shutdowns by some of our customers. While our fourth quarter results will benefit from a significant improvement in raw material costs, our results could be negatively impacted by the potential of lower operating volumes/rates in both sheet and bar products. Customers are currently taking advantage of shortened mill lead times adding to the difficulty of forecasting volumes for the fourth quarter.

Demand remains extremely weak for fabricated construction products. Recovery by our downstream businesses is expected to lag Nucor’s other businesses.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Approximately 60% of our steel and steel products segments sales are into the commercial, industrial and municipal construction markets. We expect the non-residential construction market to remain at depressed levels, resulting in decreased sales prices and volumes compared to prior years. Our largest single customer in the first nine months of 2009 represented approximately 5% of sales and consistently pays within terms. We have only a small exposure to the U.S. automotive industry. Our exposure to market risk in our raw materials segment is mitigated by the fact that our steel mills use a significant portion of the products of that segment.

Nucor continues to capitalize on the position of strength arising from our balance sheet, low-cost and highly flexible production capabilities, unrivaled product diversification and, most importantly, Nucor’s extremely productive and innovative work force.

Liquidity and capital resources

The current ratio was 4.0 at the end of the first nine months of 2009 and 3.5 at year-end 2008. Accounts receivable and inventories decreased 6% and 46%, respectively, since year-end, while net sales in the third quarter decreased 25% from the fourth quarter of 2008. Total accounts receivable have historically turned approximately monthly, with the accounts receivable for the steel products segment turning about every five weeks. In the first nine months of 2009, the sales for the steel products segment were a higher percentage of total sales, resulting in accounts receivable turnover of approximately five weeks. Inventories have historically turned every five to six weeks. With decreased utilization and the accumulation of higher-cost scrap and scrap substitutes ordered at the peak market prices in 2008, inventory turnover was approximately every nine weeks in the first nine months of 2009. The current ratio was also impacted by the payment of approximately $305 million in the first quarter of 2009 for profit sharing and extraordinary bonuses related to our 2008 record performance.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $2.22 billion as of October 3, 2009, and our $1.3 billion revolving credit facility is undrawn and does not expire until November 2012. Nucor repaid $180.4 million in notes that matured in 2009, and we have no other material debt maturities until 2012. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America at A from Standard and Poor’s and A1 from Moody’s. Both ratings are with a stable outlook. The credit markets have largely remained open and receptive to companies with an investment grade credit rating throughout the economic crisis, and Nucor’s present ratings place us four and five notches above the investment grade minimum of BBB-. Accordingly, we expect to continue to have access to the capital markets if needed.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 3, 2009, our funded debt to total capital ratio was 29%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of October 3, 2009.

In severely depressed market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce our current spending on our facilities to very low levels. Capital expenditures decreased 61% from $806.2 million during the first nine months of 2008 to $316.0 million in the first nine months of 2009. Capital expenditures for 2009 are projected to be $400 million compared to $1 billion in 2008. Also, in the first quarter of 2009, we suspended our supplemental dividend. As a result, we expect to reduce our total dividends paid when compared to 2008 by approximately $215 million in 2009.

In September, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.35 per share payable on November 11, 2009 to stockholders of record on September 30, 2009. This dividend is Nucor’s 146th consecutive quarterly cash dividend.

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

Through the first three quarters of 2009, our earnings have been negatively impacted from accelerated consumption of high-cost iron units purchased prior to the abrupt downturn in economic activity late last year. Since pig iron has purchase lead times of four to six months, dramatically and rapidly reduced sales volumes in the fourth quarter of 2008 and through much of 2009 resulted in the accumulation of increased tons of pig iron inventories ordered at peak market prices. As of October 3, 2009, we have completed the usage of substantially all of those high-cost iron units and expect to see significant improvement in our raw material costs in the fourth quarter as a result.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At October 3, 2009, accumulated other comprehensive income (loss) included $71.3 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at October 3, 2009, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$26,700	$66,800
Aluminum	2,064	5,159
Copper	505	1,262

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 3, 2009, filed on November 10, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Terry S. Lisenby
Terry S. Lisenby
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: November 10, 2009

NUCOR CORPORATION

List of Exhibits to Form 10-Q – October 3, 2009

Exhibit No.	Description of Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 3, 2009, filed on November 10, 2009, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.