Form 10-K
period 2009-12-31
NUCOR CORP
filed 2010-02-25
CIK 73309

2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 1-4119

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates was approximately $13.22 billion based upon the closing sales price of the registrant’s common stock on the last day of our most recently completed second fiscal quarter, July 4, 2009.

314,915,594 shares of common stock were outstanding at February 19, 2010.

Documents incorporated by reference include: Portions of 2009 Annual Report (Parts I, II and IV), and Notice of 2010 Annual Meeting of Stockholders and Proxy Statement (Part III) to be filed within 120 days after Nucor’s fiscal year end.

Nucor Corporation

i

PART I

Item 1.	Business

Overview

Nucor Corporation was incorporated in Delaware in 1958. Nucor and affiliates are manufacturers of steel and steel products, with operating facilities and customers primarily located in North America and, increasingly, internationally. In February 2008, Nucor acquired The David J. Joseph Company (“DJJ”) and its affiliates. Through DJJ, Nucor also brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (“HBI”) and direct reduced iron (“DRI”); supplies ferro-alloys; and processes ferrous and nonferrous scrap. Additionally, the Company’s operations include international trading companies that buy and sell steel and steel products.

Nucor is North America’s largest recycler, using scrap steel as the primary material in producing our products. In 2009, we recycled approximately 13.4 million tons of scrap steel.

Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. Net sales to external customers, intercompany sales, depreciation expense, amortization expense, earnings (loss) before income taxes and noncontrolling interests, assets and capital expenditures by segment for each of the three years in the period ended December 31, 2009 are set forth in Note 22 of Notes to Consolidated Financial Statements of the 2009 Annual Report, which is hereby incorporated by reference.

Principal Products Produced

Principal products from the steel mills segment are hot-rolled steel (angles, rounds, flats, channels, sheet, wide-flange beams, pilings, billets, blooms, beam blanks and plate) and cold-rolled steel. Principal products from the steel products segment are steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment produces DRI from Nucor’s facility in Trinidad; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap.

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

Markets and Marketing

In the steel mills segment, hot-rolled and cold-rolled sheet steel are produced to customer orders. In addition, other hot-rolled and cold-rolled steel are manufactured in standard sizes and inventories are maintained. In 2009, approximately 86% of the steel mills segment production was sold to non-affiliated customers; the remainder was used internally by the steel products segment. Hot-rolled steel and cold-rolled steel are sold primarily to steel service centers, fabricators and manufacturers throughout the United States and, increasingly, internationally. In 2009, approximately 30% of our sheet steel sales were made to contract customers with the balance of sales made in the spot market at prevailing prices at the time of sale. These contracts permit price adjustments to reflect changes in prevailing raw material costs and typically have terms ranging from six to twelve months.

In the steel products segment, steel joists and joist girders, and steel deck are sold to general contractors and fabricators throughout the United States. Substantially all work is to order and no unsold inventories of finished

Item 1.	Business, continued

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

In the raw materials segment, ferrous and nonferrous scrap metal is processed and sold to domestic and international consumers. Additionally, brokerage of scrap substitutes, supply of ferro-alloy, and transportation, material handling and other services are provided to users of scrap metals. The primary customers for ferrous scrap are steel mills and foundries that use scrap as a raw material in their manufacturing process. Nonferrous customers include aluminum can companies, secondary aluminum smelters, steel mills and other processors and consumers of various nonferrous metals. Scrap products and services are marketed through in-house sales forces. In 2009, approximately 18% of the ferrous and nonferrous scrap tons sold by the raw materials segment were to non-affiliated customers.

Additionally, the Company’s other operations include international trading companies that buy and sell steel and steel products manufactured by Nucor mills as well as other steel manufacturers.

Due to the global economic crisis that began in the second half of 2008 and continued through 2009, there has been a widespread weakening of global economic conditions resulting in decreased capital spending. Because of this deterioration, the related demand for our products has diminished. Looking forward into the first quarter of 2010, we believe that steel market conditions will remain extremely challenging. One indicator of general economic conditions is the unemployment rate. In December 2009, the Bureau of Labor Statistics released the U6 real unemployment rate of 17%. The U6 rate includes total unemployed plus workers who want to work full time but are employed part time for economic reasons. Another indicator of market conditions for our industry is the capacity utilization rate. According to the American Steel Institute, industry capacity utilization rates for 2009 were 51% compared to 81% in 2008 and 87% in 2007. As a result, we believe that any increased demand in the North American steel markets will be part of a long, slow recovery.

We anticipate that global demand in 2010 will bring the steel industry close to production levels experienced prior to the current economic recession, with North America and Europe trailing behind growth in other parts of the world. Any sizeable increase in demand in North America will primarily come from replenishing inventory following the destocking that occurred in late 2008 and early 2009. Additionally, we expect moderate growth in global demand over the next five years, primarily related to the continued building of infrastructure in China, India and other industrializing nations of the world.

In the midst of this economic crisis, Nucor has been active in calling on policymakers to enforce global trade agreements and address the jobs crisis in the United States. The illegal trade practices of some of our trading partners, particularly China, continue to be an important concern for the company. In mid-2008, in response to the global economic crisis, China returned to its practice of pegging its currency to the dollar. Chinese currency manipulation has contributed to huge U.S. trade deficits and the shrinking of our country’s manufacturing base. The Obama Administration has begun to take positive steps toward enforcing trade agreements. The Commerce Secretary and U.S. Trade Representative have both stated that enforcement of trade agreements is essential. The President has also acknowledged the role that the currency policies of our

Item 1.	Business, continued

competitors can play in creating competitive disadvantages. The Administration put this acknowledgement into action when it imposed duties on tires and oil country tubular goods from China during November 2009.

In order to jump-start economic growth, Nucor has urged lawmakers to increase spending on our country’s outdated and deteriorating infrastructure. According to the American Society of Civil Engineers, we need $2.2 trillion in spending over the next five years to repair and update our infrastructure in order to keep the nation globally competitive. The stimulus package passed in early 2009 allocated only $110 billion out of the total $787 billion package for infrastructure, of which less than half of the funds allocated to infrastructure have actually been spent at the date of this filing. We have also encouraged efforts to replace foreign sources of energy with domestically-produced energy as a way to reduce our trade deficit and secure reliable, affordable sources of energy. Traditional and energy-related infrastructure projects would help create the jobs needed to offset the 8.4 million jobs lost during this recession.

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $1.55 billion and $1.42 billion at December 31, 2009 and 2008, respectively. Nucor’s backlog of orders in the steel products segment was approximately $954.6 million and $1.38 billion at December 31, 2009 and 2008, respectively. Order backlogs for the steel mills segment include orders attributable to Nucor’s downstream businesses. The majority of these orders will be filled within one year. The decrease in backlog orders in the steel products segments is due to the economic downturn, which was particularly severe in the non-residential construction markets. The construction markets represent a significant percentage of sales for our steel mills and steel products segment. Due to the nature of our raw materials business, order backlog within the raw materials segment is not significant.

Raw Materials

The primary raw material for the steel mills segment is ferrous scrap, which is mostly acquired via DJJ’s brokerage service from numerous sources throughout the country, including our DJJ scrap processing facilities. The primary raw material for the steel products segment is steel, which is almost entirely purchased from the steel mills segment. In the raw materials segment, we purchase ferrous and nonferrous scrap from the following primary sources: (i) manufacturers and industrial plants or other sources that generate or recycle steel scrap, aluminum, copper, stainless steel and other nonferrous metals; and (ii) scrap dealers, peddlers, auto wreckers, demolition firms and others who generate steel that they collect from a variety of sources. We do not purchase a significant amount of scrap metal from a single source or from a limited number of major sources. The primary raw material for our DRI facility in Trinidad is iron ore, which is purchased from various international suppliers.

The average scrap and scrap substitute cost per ton used has decreased by 31% from the historically high levels of $438 in 2008 to $303 in 2009. During both years, Nucor used a raw material surcharge as a component of our product pricing to help offset the impact of volatile scrap prices.

Changes in scrap prices are based on changes in the global supply and demand for scrap, which is tied to the global supply and demand for steel products. From late 2003 until third quarter 2008, demand for scrap and other raw materials rose sharply in response to increased demand, both domestically and internationally, for a wide range of products made from steel without a corresponding increase in the global supply of those raw materials. Although steel demand has weakened recently causing a decrease in scrap pricing, the surcharge mechanism to offset raw materials pricing changes is still in place. Our surcharges are based upon changes in widely-available market indices for prices of scrap and other raw materials. We monitor those changes closely and make adjustments as needed, but generally on a monthly basis, to the surcharges and sometimes directly to the selling prices, for our products. The majority of our steel sales are to spot market customers who place their orders each month based on their business needs and our pricing competitiveness compared with both domestic and global

Item 1.	Business, continued

producers and trading companies. We also include in all of our contracts a method of adjusting prices on a periodic basis to reflect changes in market pricing for scrap. Contract sales typically have a term ranging from six months to two years. There will always be a timing difference between changes in the prices we pay for raw materials and the adjustments we make. We attempt to manage the risk associated with this timing difference via the surcharge mechanism, which our customers understand is a necessary response by us to the market forces of supply and demand for our raw materials.

Nucor’s margins and overall profitability are affected by the global balance of supply and demand for steel. We believe our variable cost structure, combined with our financial strength and liquidity, allowed us to survive the severely depressed steel industry market conditions of 2002-2003 and 2008-2009 as scrap prices fell dramatically and our incentive pay system reduced our hourly and salary payroll costs, helping to offset lower selling prices. We recognize that the steel business is cyclical in nature and expect to see future changes in the balance of supply and demand impact our margins and profitability.

Energy Consumption

The steel mills are also large consumers of electricity and natural gas. Nucor uses cash flow hedges to partially manage its exposure to price risk of natural gas that is used during the manufacturing process. Historically, U.S. based manufacturers have enjoyed competitive energy costs that have allowed them to compete on equal footing in what is becoming more and more a global market. While we support policies promoting expanded drilling for natural gas, our country also needs to pursue the construction of new coal-fired and nuclear power plants. Although our government has prevented access to some of the most promising areas for natural gas exploration, continued advances in drilling technology (particularly shale gas recovery) have resulted in increased proven reserves. As a result, natural gas prices have been volatile, increasing from less than $2.00 per mmbtu in the 1990’s (NYMEX Henry-Hub pricing) to a peak of more than $15.00 per mmbtu in December 2005 and then declining beginning in mid-2008 to prices below $4.00 per mmbtu in the summer of 2009. Forward contract prices for 2010 are currently averaging less than $6.00 per mmbtu due to increased reserves, the weak economy and reduced industrial demand. Any form of greenhouse gas legislation is likely to further increase the share of electricity generated by natural gas, thereby increasing costs for consumers of electricity. Nucor actively supports several organizations that are promoting a more rational energy policy. We believe this is critical not only for our future business success, but also for the future of the U.S. economy. Supplies of raw materials and energy have been, and are expected to be, adequate to operate our facilities.

As a carbon steel producer, Nucor will likely be impacted by legislative and regulatory efforts in the U.S. Nucor is also the largest recycler in the U.S. and, as such, has significantly contributed to the steel industry’s 29% drop in Greenhouse Gas (“GHG”) emissions over the last two decades. Nucor and the rest of the steel industry are continually singled out as already having made the right choices and being models for other industry sectors. The growth of Nucor has in large part been one of the drivers of this reduction.

At present it appears that legislative efforts directed at climate change are correctly being focused on the negative impact that “cap and trade” type legislation would have on manufacturers and the jobs they represent. It is difficult to evaluate the impact of any legislation that at present is only theoretical, but it is possible to make some general statements about the overall concept, particularly as climate change legislation or regulation would apply to Nucor’s cost of operations.

Most versions of climate change “cap and trade” legislation treat the steel industry favorably with respect to allowances for emissions that will facilitate production. However, it is the indirect, increased costs for energy resulting from climate change legislation or regulation that are Nucor’s primary concern. Climate change legislation or regulation will have a negative impact on utilities that will result in an increase in the cost of energy that Nucor consumes at its operations. Higher energy costs would make Nucor and other U.S. based

Item 1.	Business, continued

manufacturers less competitive with other producers in the increasingly global market for steel and steel products. For this reason, Nucor believes it is critical that the U.S. should increase the supply of economical nuclear power and natural gas instead of relying on production of electricity from more expensive alternate sources such as solar and wind.

The severity of the impact on Nucor’s operations of increased energy costs will depend upon the specifics of any climate change legislation or regulation. For this reason, Nucor has for some time been actively involved in efforts, both internally and externally, to improve energy efficiency at all levels of its operations. These efforts include participation in Climate Vision, the World Steel Sector Initiative and the Asia Pacific Partnership. Nucor also tracks energy intensity internally and provides the managers of its various operations with targets for improvement.

The Environmental Protection Agency (“EPA”) has issued an Advanced Notice of Proposed Rulemaking that proposes to regulate GHG’s under the Clean Air Act. Because most of Nucor’s operations are already subject to the EPA’s Prevention of Significant Deterioration (“PSD”) and New Source Review (“NSR”) rules that were also promulgated under the Clean Air Act, complying with any new rules regulating GHG’s should not present significantly new challenges beyond the already cumbersome permitting process. The EPA’s authority to adopt rules regulating GHG’s has already been challenged in court by several states, and the rules themselves when they are adopted will be subject to legal challenges. Therefore, we do not expect the proposed rules regulating GHG’s will be implemented for some time.

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

Inherent in our growth strategy and our business model is our culture. It is a culture based on teamwork, continual improvement and long-term strategic thinking. Over the years, our culture and philosophy have enabled us to operate in a downturn the same way we operate during periods of economic strength. In fact, Nucor has a long history of taking advantage of economic downturns to grow stronger and expand our long-term earnings power. It is worth noting that a healthy portion of the profits realized for several years leading up until 2009 were generated by assets that we built or acquired during the last economic downturn experienced during the 2001 to 2003 time period. These highly successful growth initiatives included our entry into the plate market, and the acquisitions of Auburn Steel, Birmingham Steel and Trico Steel.

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

Optimization of existing operations

Nucor emphasizes optimizing existing operations in order to keep them state-of-the-art and globally competitive. Capital expenditures are currently projected to be approximately $400 million in 2010, which is

Item 1.	Business, continued

consistent with capital spending levels in 2009. As discussed in further detail below, several of our greenfield projects were substantially completed in 2009, including our special bar quality mill in Memphis, Tennessee, our Castrip® facility in Blytheville, Arkansas, and our galvanizing facility in Decatur, Alabama. We began work on a new heat treating facility in Hertford County, North Carolina, and on expansion of capacity at our Nu-Iron DRI plant in Trinidad. However, the majority of the projected capital expenditures for 2010 will be used to enhance the productivity and efficiency of our existing facilities.

Greenfield growth

We continue to increase our presence in the steel mills segment through greenfield projects such as our special bar quality (“SBQ”) mill in Memphis, Tennessee, which has an estimated annual capacity of 850,000 tons. Complementing our mills in South Carolina and Nebraska, the Memphis mill positions Nucor to provide the most diverse, highest quality and lowest cost SBQ offering in North America. At the start of 2009, we began shipping SBQ from the Memphis mill to our customers.

Another greenfield project is the Castrip facility in Blytheville, Arkansas, which began production in late 2009. Nucor began operations of its other Castrip facility in Crawfordsville, Indiana, in 2002. These facilities use the breakthrough technology of strip casting, to which Nucor holds exclusive rights in the United States and Brazil. Strip casting involves the direct casting of molten steel into near final shape and thickness with minimal hot or cold rolling, allowing lower investment and operating costs, reduced energy consumption and smaller scale plants than can be economically built with current technology. This process also reduces the overall environmental impact of producing steel by generating significantly lower emissions. We continue to explore potential new joint ventures utilizing the Castrip technology.

In November 2009, we commissioned the previously idle Kingman, Arizona, rolling mill that we acquired in 2003. Operations will begin in the second quarter of 2010 with initial output of straight-length rebar, coiled rebar and wire rod slated for production of more than 100,000 tons with the ability to increase annual production to 500,000 tons. Also during 2009, we commenced operations at the new galvanizing facility at our sheet mill in Decatur, Alabama. The addition of the Decatur galvanizing line will increase Nucor’s value-added coated flat rolled products annual capacity by one-third to two million tons per year.

Nucor also began construction on a plate heat treating facility at our plate mill in Hertford County, North Carolina. The heat treat line will have an estimated annual capacity of 120,000 tons and will have the ability to produce heat treated plate from 3/16” to 2” thick.

We recently began a project to expand the capacity of our Nu-Iron DRI production facility in Trinidad. This project will increase Nu-Iron’s production capacity of high-quality iron units. The project is expected to be complete in late 2010. The Trinidad site benefits from a low-cost supply of natural gas and favorable logistics for receipt of Brazilian iron ore and shipment of DRI to the U.S.

In May 2008, Nucor applied for a permit to build an iron-making facility in St. James Parish, Louisiana. This project has been significantly delayed while we continue working through an extended permitting process and monitor the status of proposed climate change legislation. We remain committed to our goal of controlling one-third of our iron inputs via pig iron, direct reduced iron or other iron-making technologies and have several options under development to complement or replace our Louisiana blast furnace project if the consequences of climate change legislation makes that project unviable.

Acquisitions

Nucor’s acquisitions over the past few years have strengthened our position as North America’s most diversified producer of steel and steel products. This diversity has been a significant factor in Nucor’s increased

Item 1.	Business, continued

profitability through 2008 and added market share across multiple product categories. Although our acquisition initiatives were put on hold in late 2008 because of the economic crisis, we did add to our rebar fabrication footprint with the acquisition of Free State Steel in 2009. We continue to meet with potential acquisition targets and joint venture partners as we evaluate opportunities in the economic downturn to grow Nucor’s long-term earnings power for our shareholders.

The annual capacity of Nucor’s downstream value-added products has more than doubled since late 2006 to over 4.5 million tons. We have done this with our very successful acquisitions of Verco Manufacturing Company in steel decking; Harris Steel Group Inc. in rebar fabrication, cold finished bars and metal grating; LMP Steel & Wire Company in cold finished bars; Magnatrax Corporation in metal buildings; and Nelson Steel, Inc. in wire mesh. Harris Steel has been a growth platform for Nucor over the past three years, having completed numerous acquisitions in the months following Nucor’s initial acquisition in 2007. With the acquisition of Ambassador Steel, Inc. in 2008, Harris increased our rebar fabrication capacity to over 1.5 million tons.

In February 2008, Nucor announced the acquisition of SHV North America Corporation, which owns 100% of DJJ and certain affiliates. Since scrap is our largest single cost, this strategic investment provides an ideal growth platform for Nucor to expand its direct ownership in the steel scrap supply chain and further our raw materials strategy. By the end of 2008, Nucor added approximately one million tons of scrap processing and 23 locations via four scrap processing acquisitions executed by DJJ’s management team. Although the economy precluded our team from pursuing acquisitions in 2009, we expect to add additional scrap capacity in 2010. Nucor’s total scrap processing capacity is now approaching five million tons. Additionally, DJJ brokers ferrous scrap, ferro-alloys and non-ferrous metals and internationally sources scrap, pig iron and scrap substitutes. The DJJ Mill and Industrial Services business provides logistics and metallurgical blending operations and offers on-site handling and trading of industrial scrap. The DJJ Rail Services business oversees a large private fleet of rail cars dedicated to scrap movement and offers complete railcar fleet management and leases for third parties. All of these businesses have strategic value to Nucor as the most diversified North American steel producer.

International growth

In 2008, Nucor opened a European office and entered into a joint investment with Duferco S. A. In July 2008, Nucor acquired a 50% equity interest in Duferdofin Nucor S.r.l. for approximately $671.3 million (including $4.3 million paid in 2009 as an adjustment to the purchase price). Duferdofin Nucor operates a one million ton-per-year steel melt shop with a bloom/billet caster in Brescia, Italy. The Company also operates four rolling mills located throughout Italy—two beam mills, one track shoes/cutting edges mill and a new merchant/rebar mill. The rolling mill capacities include 1 million metric tons for beams, 55,000 metric tons for track shoes/cutting edges and 450,000 metric tons for bar. The new merchant/rebar mill was commissioned in late 2009. Duferdofin Nucor’s customers are primarily steel service centers and distributors located in Italy, Southern Europe and North Africa.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and be innovative. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. Only 90 employees are located in our executive office. The majority of Nucor’s 20,400 employees are not represented by labor unions.

Additional Information Incorporated by Reference

Additional information on Nucor’s business is incorporated by reference to Nucor’s 2009 Annual Report, pages 8 through 19.

Item 1.	Business, continued

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

The current deep and potentially prolonged global recession that officially began in the United States in December 2007 has, since the third quarter of 2008, had a material adverse effect on demand for our products and consequently the results of our operations, financial condition and cash flows. A continued recession both globally and in the United States, or the public perception that a recession is continuing, could continue to depress demand for our products and adversely affect our business.

Since the financial and credit crisis began, the U.S. Government and the Federal Reserve Bank have created a number of programs that have helped to stabilize credit markets and financial institutions and restore liquidity. Despite these efforts, there can be no assurance that these programs, individually or collectively, will continue to have beneficial effects on the markets overall, or will resolve the credit or liquidity issues of companies that participate in the programs. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, this current crisis could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facility. The recession is also making it difficult or, in many cases, impossible for our customers to borrow money to fund their operations. Their lack of, or limited access to, capital would adversely affect their ability to purchase our products or, in some cases, to pay for our products on a timely basis.

Our industry is cyclical and prolonged economic declines could have a material adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, appliance and automotive. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. The current global economic recession, coupled with the continued global financial and credit market disruptions, have had a historic negative impact on the steel industry and Nucor. These events have contributed to an unprecedented decline in pricing for steel and steel products, weak end-markets and continued depressed demand, all resulting in historic volatility in our financial results year over year. Nucor reported record high earnings of $1.83 billion in 2008 and recorded the Company’s first net loss of $294 million in 2009. While Nucor believes that the long-term prospects for steel remain bright, the Company is unable to predict the duration or severity of the current global recession. Future economic downturns or a prolonged stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in the global steel industry could increase the level of steel imports, which may negatively affect our business, results of operations and cash flows.

Global steel-making capacity exceeds global consumption of steel products, particularly during periods of global recession. This excess capacity often results in manufacturers in certain countries exporting significant

Item 1A.	Risk Factors, continued

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

Overcapacity in China, the world’s largest producer and consumer of steel, has the potential to result in a further increase in imports of low-priced, unfairly traded steel and steel products to the United States. In recent years, capacity growth in China has significantly exceeded the growth in Chinese market demand. A continuation of this unbalanced growth trend or a significant decrease in China’s rate of economic expansion could result in increasing steel exports from China.

The results of our operations are sensitive to volatility in steel prices and changes in the cost of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with raw materials, including both scrap and scrap substitutes, that are critical to the manufacture of our products. Although Nucor has vertically integrated its business through our DRI facility in Trinidad and through the acquisition of DJJ, we are still required to purchase most of our primary raw material, steel scrap, from numerous other sources throughout the country. Although we believe that the supply of scrap is adequate to operate our facilities, purchase prices of these critical raw materials are subject to volatility and are influenced by changes in scrap exports in response to changes in the scrap demands of global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation.

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

Our steel making processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other “Greenhouse Gasses”, and pending legislation or regulation of GHG’s, if enacted or adopted in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

Carbon is an essential raw material in Nucor’s production processes. As a carbon steel producer, Nucor will be affected, both directly and indirectly, if proposed climate change legislation, such as use of a “cap and trade”

Item 1.	A. Risk Factors, continued

policy, is enacted into law or, alternatively, regulations intended to reduce GHG emissions are adopted by the EPA. The impact of legislation and regulations on Nucor and its suppliers and customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on electricity and natural gas prices. If such legislation is enacted or regulations are adopted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

We plan to continue to implement our acquisition strategy and may encounter difficulties in integrating businesses we acquire.

We plan to continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that are complementary to our existing strengths. Realizing the anticipated benefits of acquisitions or other transactions will depend on our ability to operate these businesses and integrate them with our operations and to cooperate with our strategic partners. Our business, results of operations, financial condition and cash flows could be materially adversely affected if we are unable to successfully integrate these businesses.

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

Congress has raised the Corporate Average Fuel Economy (“CAFE”) mileage requirements for new cars and light trucks produced beginning in 2011. Automobile producers may reduce the steel content of cars and trucks to help achieve the new CAFE fuel economy standards, reducing demand for steel and resulting in an over-supply in North America.

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

Our operations are capital intensive. For the five-year period ended December 31, 2009, our total capital expenditures, excluding acquisitions, were approximately $2.60 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies to be financed by internally

Item 1A.	Risk Factors, continued

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

Some of our steel products and other subsidiaries conduct their business in local currency and, for purposes of financial reporting, their results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will translate to fewer U.S. dollars. A strong U.S. dollar also hampers our international trading and distribution business. Weak local currencies limit the amount of U.S. dollar denominated products that we can import for our international operations and limits our ability to be competitive against local producers selling in local currencies.

The accounting treatment of equity method investments, goodwill and other long-lived assets could result in future asset impairments, which would reduce our earnings.

We periodically calculate the fair value of our equity method investments, goodwill and other long-lived assets to test for impairment. The results of this calculation may be affected by the current adverse market conditions for the steel industry, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur non-cash impairment losses, which will reduce our earnings.

Tax increases and changes in tax rules could adversely affect our financial results.

The steel industry and specifically Nucor’s business is sensitive to changes in taxes. As a company based in the U.S., Nucor is more exposed to the effects of the various forms of tax increases in the U.S. than some of our major competitors. Our provision for income taxes and cash tax liability in the future could be adversely affected by changes in tax laws and regulations such as certain provisions in the current administration’s budget proposals and various tax changes under discussion in Congress. The proposals with potential adverse effect include, but are not limited to, repealing LIFO (last-in, first-out treatment of inventory) and decreasing the ability of U.S. companies to receive a tax credit for foreign taxes paid or to defer the U.S. deduction of expenses in connection with investments made in other countries.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Our principal operating facilities by segment are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,550,000	Steel shapes, flat-rolled steel
Crawfordsville, Indiana	2,120,000	Flat-rolled steel
Berkeley County, South Carolina	2,030,000	Flat-rolled steel, steel shapes
Decatur, Alabama	2,000,000	Flat-rolled steel
Hickman, Arkansas	1,420,000	Flat-rolled steel
Norfolk, Nebraska	1,400,000	Steel shapes
Plymouth, Utah	1,190,000	Steel shapes
Jewett, Texas	1,080,000	Steel shapes
Hertford County, North Carolina	1,020,000	Steel plate
Darlington, South Carolina	870,000	Steel shapes
Seattle, Washington	670,000	Steel shapes
Memphis, Tennessee	500,000	Steel shapes
Auburn, New York	450,000	Steel shapes
Marion, Ohio	440,000	Steel shapes
Kankakee, Illinois	430,000	Steel shapes
Tuscaloosa, Alabama	370,000	Steel plate
Jackson, Mississippi	350,000	Steel shapes
Birmingham, Alabama	280,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,040,000	Joists, deck, cold finish bar
Brigham City, Utah	750,000	Joists, cold finish bar
Grapeland, Texas	680,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	540,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck

Raw materials:
Point Lisas, Trinidad	2,030,000	Direct reduced iron

Our steel mills segment also includes a distribution center in Pompano Beach, Florida.

In the steel products segment, we have 24 additional operating facilities in 17 states. Harris Steel has 55 operating facilities in 33 states and 30 operating facilities in Canada. Harris also operates multiple sales offices in Canada and certain other foreign locations.

In the raw materials segment, DJJ has 67 operating facilities in 14 states along with multiple brokerage offices in the U.S. and certain other foreign locations.

During 2009, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 54%, 49% and 53% of production capacity, respectively.

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

None during the quarter ended December 31, 2009.

Executive Officers of the Registrant

Daniel R. DiMicco (59)—Mr. DiMicco has been a director of Nucor since 2000 and was elected Chairman in May 2006. Mr. DiMicco has served as Nucor’s President and Chief Executive Officer since September 2000 and served as Vice Chairman from June 2001 to May 2006. He was an Executive Vice President of Nucor from 1999 to 2000 and Vice President from 1992 to 1999, serving as General Manager of Nucor-Yamato Steel Company. Mr. DiMicco began his career with Nucor in 1982 at Nucor Steel, Plymouth, Utah.

James D. Frias (53)—Mr. Frias became Chief Financial Officer, Treasurer and Executive Vice President on January 1, 2010. He was a Vice President of Nucor from 2006 to 2009. Mr. Frias previously served as Corporate Controller from 2001 to 2009; Controller of Nucor Steel, Crawfordsville, Indiana from 1994 to 2001; and Controller of Nucor Building Systems, Waterloo, Indiana from 1991 to 1994.

John J. Ferriola (57)—Mr. Ferriola has been Chief Operating Officer of Steelmaking Operations since September 2007. He previously served as an Executive Vice President of Nucor from 2002 to 2007 and was a Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

Keith B. Grass (53)—Mr. Grass is an Executive Vice President of Nucor and serves as President and Chief Executive Officer of DJJ. From January 2000 until Nucor acquired DJJ in February 2008, he served as the President and Chief Executive Officer of DJJ. Before he assumed that position with DJJ, Mr. Grass held the following positions with the same company: President and Chief Operating Officer of the Metal Recycling Division during 1999; President of the International Division from 1996-1998; Vice President of Trading from 1992 to 1996; District Manager of the Chicago trading office from 1988 to 1992; District Manager of the Detroit office from 1986 to 1988; District manager of the Omaha office from 1985 to 1986. Mr. Grass began his career as a brokerage representative in DJJ’s Chicago office in 1978.

Ladd R. Hall (53)—Mr. Hall has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor Steel, Berkeley County, South Carolina from 2000 to 2007; Vice President and General Manager of Nucor Steel, Darlington, South Carolina from 1998 to 2000; Vice President of Vulcraft, Brigham City, Utah from 1994 to 1998 and General Manager there from 1993 to 1994; General Manager of Vulcraft, Grapeland, Texas from June 1993 to September 1993; Sales Manager of Vulcraft, Brigham City, Utah from 1988 to 1993; and Inside Sales at Nucor Steel Plymouth, Utah from 1981 to 1988.

Hamilton Lott, Jr. (60)—Mr. Lott has been an Executive Vice President of Nucor since September 1999 and was a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager of Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

D. Michael Parrish (57)—Mr. Parrish has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1990 to 1998. He was General Manager of Nucor Steel, Hickman, Arkansas from 1995 to 1998; General Manager of Nucor Steel, Jewett, Texas from 1991 to 1995; General Manager of Vulcraft, Brigham City, Utah from 1989 to 1991; Production Manager of Vulcraft, Fort Payne, Alabama from 1986 to 1989; Engineering Manager of Vulcraft, Brigham City, Utah from 1981 to 1986; and Engineer at Vulcraft, St. Joe, Indiana from 1975 to 1981.

Joseph A. Rutkowski (55)—Mr. Rutkowski has been an Executive Vice President of Nucor since November 1998 and was a Vice President from 1993 to 1998. He was General Manager of Nucor Steel, Hertford County, North Carolina, from August 1998 to November 1998; General Manager of Nucor Steel, Darlington, South Carolina from 1992 to 1998; Manager of Melting and Casting of Nucor Steel, Plymouth, Utah from 1991 to 1992; and Manager of Nucor Cold Finish, Norfolk, Nebraska from 1989 to 1991. Mr. Rutkowski will retire from Nucor on February 28, 2010.

R. Joseph Stratman (53)— Mr. Stratman has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor-Yamato Steel Company from 1999 to 2007. He was Vice President of Nucor Steel, Norfolk, Nebraska in 1999 and General Manager there from 1998 to 1999; Controller of Nucor-Yamato Steel Company from 1991 to 1998; and Controller of Nucor Building Systems, Waterloo, Indiana from 1989 to 1991.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.40 per share in 2009 compared with $2.17 per share in 2008 ($1.26 base dividend plus $0.91 supplemental dividend). No supplemental dividend was paid in 2009. In December 2009, the board of directors increased the base quarterly cash dividend on Nucor’s common stock by 3% to $0.36 per share from $0.35 per share. In February 2010, the board of directors declared Nucor’s 148th consecutive quarterly cash dividend of $0.36 per share payable on May 12, 2010 to stockholders of record on March 31, 2010.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2009 Annual Report, page 70.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2009 Annual Report, page 37.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2009 Annual Report, page 2 (Forward-looking Statements) and pages 20 through 32.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2009, 14% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly or annually. The remaining 86% of Nucor’s debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2009, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

Commodity Price Risk—In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Nucor has a raw material surcharge designed to pass through the cost increases of scrap steel and other raw materials. Due to decreased demand for and cost of raw materials, however, the surcharge is impacting our sales prices to a lesser extent than in prior years.

Through the first three quarters of 2009, our earnings were negatively impacted from accelerated consumption of high-cost iron units purchased prior to the abrupt downturn in economic activity late in 2008. Since pig iron has purchase lead times of four to six months from ordering to delivery, dramatically and rapidly reduced sales volumes in the fourth quarter of 2008 and through much of 2009 resulted in the accumulation of increased tons of pig iron inventories, primarily at our steel mills, ordered at peak market prices. As of the end of the third quarter of 2009, we had completed the usage of those high cost iron units. The impact on 2009 net

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk, continued

earnings of the high priced raw material inventory overhang was approximately $420.0 million or $0.85 per share after taxes. As a result, we experienced significant improvement in our raw material costs during the fourth quarter of 2009 and expect to continue to see improved margins in 2010.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At December 31, 2009, accumulated other comprehensive income (loss) included $74.1 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2009, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$23,949	$59,871
Aluminum	2,257	5,642
Copper	656	1,639

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk—Nucor is exposed to foreign currency risk through its operations in Canada and Trinidad and its joint ventures in Australia and Italy. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2009 and 2008 were insignificant.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2009 Annual Report, pages 38 through 66.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A.	Controls and Procedures, continued

Report on Internal Control Over Financial Reporting—Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2009 are incorporated by reference to Nucor’s 2009 Annual Report, pages 38 and 39.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item about Nucor’s executive officers is contained in Part I, Item 1 of this Form 10-K. The other information required by this Item is contained in the sections of Nucor’s Notice of 2010 Annual Meeting of Stockholders and Proxy Statement (the “Proxy Statement”) captioned Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Board of Directors, which sections are incorporated by reference.

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

Information about the fees in 2009 and 2008 for professional services rendered by our independent registered public accounting firm is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm. The description of our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference from the same section of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

The following consolidated financial statements and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2009 Annual Report, pages 38 through 66:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings—Years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2009, 2008 and 2007

•	Consolidated Balance Sheets—December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	25
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2009, 2008 and 2007	26

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 2, 2005)

3(i)	Certificate of amendment dated May 11, 2006 to Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for quarter ended July 1, 2006)

3(ii)	By-Laws as amended and restated December 20, 2007 (incorporated by reference to Form 8-K filed December 20, 2007)

4	Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Form 8-K filed March 9, 2001)

4(i)	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iii)	Third Supplemental Indenture, dated as of December 3, 2007, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form 8-K filed December 4, 2007)

4(iv)	Fourth Supplemental Indenture, dated as of June 2, 2008, between Nucor Corporation and The Bank of New York, as trustee (incorporated through reference to Form 8-K filed June 3, 2008)

4(v)	Form of 4.875% Notes due 2012 (included in Exhibit 4(ii) above) (incorporated by reference to Form S-4 filed December 13, 2002)

Exhibits, continued:

4(vi)	Form of 5.00% Notes due 2012 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(vii)	Form of 5.75% Notes due 2017 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(viii)	Form of 6.40% Notes due 2037 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(ix)	Form of 5.00% Notes due June 1, 2013 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(x)	Form of 5.85% Notes due June 1, 2018 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(xi)	Form of 6.40% Notes due December 1, 2037 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed June 3, 2008)

10	1997 Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(i)	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (incorporated by reference to Form 10-Q for quarter ended October 4, 2003) (1)

10(ii)	Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(iii)	2005 Stock Option and Award Plan (incorporated by reference to Form 8-K filed May 17, 2005) (1)

10(iv)	2005 Stock Option and Award Plan, Amendment No. 1 (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(v)	Form of Restricted Stock Unit Award Agreement—time-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(vi)	Form of Restricted Stock Unit Award Agreement—retirement-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(vii)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Form 10-Q for quarter ended April 1, 2006) (1)

10(viii)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(ix)	Amendment to Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(x)*	Retirement Separation Waiver and Release Agreement of Terry S. Lisenby (1)

10(xi)*	Employment Agreement of James D. Frias (1)

10(xii)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xiii)	Amendment to Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xiv)	Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

Exhibits, continued:

10(xv)	Amendment to Employment Agreement of D. Michael Parrish (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xvi)	Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xvii)	Amendment to Employment Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xviii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)

10(xix)	Amendment to Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xx)	Employment Agreement of Ladd R. Hall (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxi)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxii)	Employment Agreement of Keith B. Grass (incorporated by reference to Form 10-Q for quarter ended March 29, 2008) (1)

10(xxiii)	Severance Plan for Senior Officers and General Managers as Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (1)

10(xxiv)	Senior Officers Annual Incentive Plan As Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (1)

10(xxv)	Senior Officers Long-Term Incentive Plan As Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (1)

10(xxvi)	Underwriting Agreement dated November 28, 2007 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed December 4, 2007)

10(xxvii)	Underwriting Agreement dated May 22, 2008 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed May 29, 2008)

10(xxviii)	Underwriting Agreement dated May 28, 2008 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed June 3, 2008)

12*	Computation of Ratio of Earnings to Fixed Charges

13*	2009 Annual Report (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24	Power of attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits, continued:

32*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Nucor Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Furnished herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/S/ DANIEL R. DIMICCO
Daniel R. DiMicco
Chairman, President and
Chief Executive Officer

Dated: February 25, 2010

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James D. Frias and A. Rae Eagle, or any of them, his or her attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ DANIEL R. DIMICCO Daniel R. DiMicco Chairman, President and Chief Executive Officer	/S/ PETER C. BROWNING Peter C. Browning Lead Director

/S/ JAMES D. FRIAS James D. Frias Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial and Accounting Officer)	/S/ CLAYTON C. DALEY, JR. Clayton C. Daley, Jr. Director

/S/ HARVEY B. GANTT Harvey B. Gantt Director

/S/ VICTORIA F. HAYNES Victoria F. Haynes Director

/S/ JAMES D. HLAVACEK James D. Hlavacek Director

/S/ BERNARD L. KASRIEL Bernard L. Kasriel Director

/S/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Director

/S/ JOHN H. WALKER John H. Walker Director

Dated: February 25, 2010

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	25
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2009, 2008 and 2007	26

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2010 appearing in the 2009 Annual Report to Stockholders of Nucor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 25, 2010

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2009
LIFO Reserve	$923,362	$—	$(466,914)	$456,448
Year ended December 31, 2008
LIFO Reserve	$581,528	$341,834	$—	$923,362
Year ended December 31, 2007
LIFO Reserve	$387,241	$194,287	$—	$581,528

NUCOR CORPORATION

List of Exhibits to Form 10-K—December 31, 2009

Exhibit No.	Description of Exhibit
10(x)	Retirement Separation Waiver and Release Agreement of Terry S. Lisenby

10(xi)	Employment Agreement of James D. Frias

12	Computation of Ratio of Earnings to Fixed Charges

13	2009 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Nucor Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.