Form 10-Q
period 2010-04-03
NUCOR CORP
filed 2010-05-11
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 3, 2010

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

315,125,260 shares of common stock were outstanding at April 3, 2010.

Nucor Corporation

Form 10-Q

April 3, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 3, 2010	April 4, 2009

Net sales	$3,654,842	$2,654,319

Costs, expenses and other:
Cost of products sold	3,442,047	2,778,324
Marketing, administrative and other expenses	92,594	87,379
Equity in losses of unconsolidated affiliates	18,377	37,997
Interest expense, net	37,788	32,365

	3,590,806	2,936,065

Earnings (loss) before income taxes and noncontrolling interests	64,036	(281,746)
Provision for (benefit from) income taxes	22,842	(91,221)

Net earnings (loss)	41,194	(190,525)
Earnings (loss) attributable to noncontrolling interests	10,230	(880)

Net earnings (loss) attributable to Nucor stockholders	$30,964	$(189,645)

Net earnings (loss) per share:
Basic	$0.10	$(0.60)
Diluted	$0.10	$(0.60)

Average shares outstanding:
Basic	315,461	314,319
Diluted	316,228	314,319

Dividends declared per share	$0.36	$0.35

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 3, 2010	Dec. 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$1,659,589	$2,016,981
Short-term investments	340,495	225,000
Accounts receivable, net	1,302,316	1,116,035
Inventories, net	1,624,971	1,312,903
Other current assets	534,415	511,329

Total current assets	5,461,786	5,182,248

Property, plant and equipment, net	3,963,467	4,013,836

Goodwill	1,831,294	1,803,021

Other intangible assets, net	905,143	902,922

Other assets	641,012	669,877

Total assets	$12,802,702	$12,571,904

LIABILITIES

Current liabilities:
Short-term debt	$9,075	$1,748
Long-term debt due within one year	6,000	6,000
Accounts payable	941,458	707,038
Salaries, wages and related accruals	186,885	154,997
Accrued expenses and other current liabilities	397,738	357,274

Total current liabilities	1,541,156	1,227,057

Long-term debt due after one year	3,080,200	3,080,200

Deferred credits and other liabilities	672,004	680,358

Total liabilities	5,293,360	4,987,615

EQUITY
Nucor stockholders’ equity:
Common stock	149,930	149,877
Additional paid-in capital	1,688,263	1,675,777
Retained earnings	7,036,907	7,120,218
Accumulated other comprehensive loss, net of income taxes	(58,608)	(41,056)

Treasury stock	(1,510,856)	(1,514,290)

Total Nucor stockholders’ equity	7,305,636	7,390,526

Noncontrolling interests	203,706	193,763

Total equity	7,509,342	7,584,289

Total liabilities and equity	$12,802,702	$12,571,904

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 3, 2010	April 4, 2009

Operating activities:
Net earnings (loss)	$41,194	$(190,525)
Adjustments:
Depreciation	127,883	119,699
Amortization	18,221	18,142
Stock-based compensation	10,396	10,225
Deferred income taxes	2,443	(51,693)
Equity in losses of unconsolidated affiliates	18,377	37,997
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(179,297)	292,398
Inventories	(303,001)	522,744
Accounts payable	232,877	(127,657)
Federal income taxes	17,566	(204,553)
Salaries, wages and related accruals	35,747	(404,173)
Other	(25,443)	(8,462)

Cash provided by (used in) operating activities	(3,037)	14,142

Investing activities:
Capital expenditures	(54,216)	(125,966)
Investment in and advances to affiliates	(80,461)	(8,468)
Repayment of advances to affiliates	48,884	—
Disposition of plant and equipment	3,046	2,234
Acquisitions (net of cash acquired)	(55,694)	—
Purchases of investments	(240,495)	—
Proceeds from the sale of investments	125,000	—

Cash used in investing activities	(253,936)	(132,200)

Financing activities:
Net change in short-term debt (exclusive of acquisitions)	7,312	(2,320)
Repayment of long-term debt	—	(175,000)
Issuance of common stock	1,462	1,028
Excess tax benefits from stock-based compensation	500	(700)
Distributions to noncontrolling interests	(294)	(49,339)
Cash dividends	(114,193)	(110,514)

Cash used in financing activities	(105,213)	(336,845)

Effect of exchange rate changes on cash	4,794	(148)

Decrease in cash and cash equivalents	(357,392)	(455,051)

Cash and cash equivalents - beginning of year	2,016,981	2,355,130

Cash and cash equivalents - end of three months	$1,659,589	$1,900,079

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2009. Certain amounts for the prior year have been reclassified to conform to the 2010 presentation.

Recently Adopted Accounting Pronouncements - In January 2010, Nucor adopted accounting guidance regarding the consolidation of variable interest entities (“VIEs”). The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing reassessments of whether an entity is a VIE and whether an entity is the primary beneficiary of a VIE. Adoption of this accounting standard had no impact on Nucor’s consolidated financial statements during the three months ended April 3, 2010.

In January 2010, Nucor adopted accounting guidance that requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Adoption of this accounting standard did not have a material impact on Nucor’s consolidated financial statements.

Recently Issued Accounting Pronouncements - In January 2010, the Financial Accounting Standards Board issued changes to disclosure requirements for fair value measurements. For fair value measurements using significant unobservable inputs (Level 3), the changes require a reporting entity to present separate information about gross purchases, sales, issuances and settlements. These changes are effective for Nucor beginning January 2011. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.

2.	INVENTORIES: Inventories consist of approximately 47% raw materials and supplies and 53% finished and semi-finished products at April 3, 2010 (48% and 52%, respectively, at December 31, 2009). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 47% of total inventories as of April 3, 2010 (48% as of December 31, 2009). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $480.4 million higher at April 3, 2010 ($456.4 million higher at December 31, 2009). Use of the lower of cost or market methodology reduced inventories by $4.6 million at April 3, 2010 ($9.2 million at December 31, 2009).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $4.91 billion at April 3, 2010 ($4.78 billion at December 31, 2009).

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the quarter ended April 3, 2010 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2009	$268,466	$780,628	$665,075	$88,852	$1,803,021
Acquisitions	—	—	14,841	—	14,841
Translation	—	13,432	—	—	13,432

Balance at April 3, 2010	$268,466	$794,060	$679,916	$88,852	$1,831,294

Nucor completed its annual goodwill impairment testing during the fourth quarter of 2009 and concluded that there was no impairment of goodwill for any of our reporting units. The annual evaluation performed in 2009 used forward-looking projections and included significant expected improvements in the future cash flows of two of Nucor’s reporting units, Buildings Group and Steel Trading. As a result of the global economic recession, operating results of each of these reporting units declined significantly in the fourth quarter of 2008 and remained depressed throughout 2009. Nucor expects operating results of these two units to improve when general economic conditions improve. If Nucor’s assessment of the relevant facts and circumstances changes, economic conditions fail to improve, or actual performance in any of these reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with the Buildings Group and Steel Trading reporting units as of April 3, 2010 were $165.3 million and $88.9 million, respectively. An impairment of goodwill may also lead Nucor to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Buildings Group and Steel Trading reporting units as of April 3, 2010 were $90.8 million and $13.4 million, respectively.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	April 3, 2010		December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$942,301	$158,697	$922,839	$142,886
Trademarks and trade names	123,117	14,737	122,136	13,159
Other	27,869	14,710	27,869	13,877

	$1,093,287	$188,144	$1,072,844	$169,922

Intangible asset amortization expense for the first quarter of 2010 and 2009 was $18.2 million and $18.1 million, respectively. Annual amortization expense is estimated to be $68.6 million in 2010; $64.3 million in 2011; $61.3 million in 2012; $57.8 million in 2013; and $55.7 million in 2014.

5.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $591.4 million at April 3, 2010 ($582.5 million at December 31, 2009) and is recorded in other assets in the condensed consolidated balance sheets.

In 2008, Nucor acquired a 50% economic and voting interest in Duferdofin Nucor S.r.l., an Italian steel manufacturer. Nucor accounts for the investment in Duferdofin Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at April 3, 2010 was $546.6 million ($534.0 million at December 31, 2009). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $83.3 million at April 3, 2010, resulting in a basis difference of $463.3 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($325.2 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up was $5.9 million and $12.3 million in the first quarter of 2010 and 2009, respectively.

During the first quarter of 2010, Duferdofin Nucor repaid €35 million ($48.9 million as of the payment date) of notes receivable that were outstanding with Nucor as of December 31, 2009. Nucor then contributed additional capital in the form of equity of €45 million ($63.7 million as of the contribution date) to the joint venture. Also, Nucor issued an additional note receivable to Duferdofin Nucor with a notional value of €10 million ($13.5 million as of April 3, 2010). The note receivable bears interest at the twelve-month Euro Interbank Offered Rate (Euribor) as of the date of the note plus 1% per year. The interest rate will reset on September 30, 2010 to the Euribor twelve month rate as of that date plus 1% per year. The principal amount is due on January 31, 2016. Accordingly, the note receivable was classified in other assets in the condensed consolidated balance sheets as of April 3, 2010.

Nucor reviews its equity investments for impairment if and when circumstances indicate a potential loss in value of an investment which is other than a temporary decline. In the fourth quarter of 2009, the Company concluded it had a triggering event requiring assessment for impairment of its equity investment in Duferdofin Nucor due to the significant decline in the global demand for steel, which has significantly impacted the financial results of the equity investment. Based on the results of the impairment analysis, the Company determined that the estimated fair value of our investment in Duferdofin Nucor approximated the carrying value as of December 31, 2009. Nucor determines the estimated fair value of our investment in Duferdofin Nucor using a discounted cash flow model, based on a weighted-average of multiple discounted cash flow scenarios. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. The Company will continue to monitor trends in the global demand for steel, specifically within the European and North African markets in which Duferdofin Nucor operates. It is reasonably possible that the estimates used in our valuation as of December 31, 2009 could change based on actual performance and result in a determination that there is an other than temporary impairment of our investment.

6.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $53.1 million at April 3, 2010 ($73.7 million at December 31, 2009). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $114.3 million at April 3, 2010 ($114.2 million at December 31, 2009).

7.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At April 3, 2010, natural gas swaps covering 28.5 million MMBTUs (extending through December 2012) and foreign currency contracts with a notional value of $4.9 million (extending through May 2010) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Values of Derivative Instruments

	Balance Sheet Location	Fair Value at
		April 3, 2010	Dec. 31, 2009
Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$19	$445

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(18,100)	$(23,000)
Commodity contracts	Deferred credits and other liabilities	(71,500)	(72,900)

Total liability derivatives designated as hedging instruments		(89,600)	(95,900)
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(1,701)	(3,665)

Total liability derivatives		$(91,301)	$(99,565)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
Derivatives in Cash		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
Flow Hedging Relationships		April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009
Commodity contracts	Cost of products sold	$(22,648)	$(36,130)	$(6,791)	$(9,139)	$100	$(2,700)

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivative
		Three Months (13 weeks) Ended
		April 3, 2010	April 4, 2009
Commodity contracts	Cost of products sold	$105	$1,283
Foreign exchange contracts	Cost of products sold	85	(491)

Total		$190	$792

8.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of April 3, 2010 and December 31, 2009 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

Description		Fair Value Measurements at Reporting Date Using
	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 3, 2010
Assets:
Cash equivalents	$1,559,830	$1,559,830	$—
Short-term investments	340,495	340,495	—
Foreign exchange contracts	19	—	19

Total assets	$1,900,344	$1,900,325	$19	—

Liabilities:
Commodity contracts	$(91,301)	—	$(91,301)	—

As of December 31, 2009
Assets:
Cash equivalents	$1,907,066	$1,907,066	$—
Short-term investments	225,000	225,000	—
Foreign exchange contracts	445	—	445

Total assets	$2,132,511	$2,132,066	$445	—

Liabilities:
Commodity contracts	$(99,565)	—	$(99,565)	—

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of long-term debt, including current maturities, was approximately $3.27 billion at April 3, 2010 ($3.30 billion at December 31, 2009). The fair value estimates were based on readily available market prices of our debt at April 3, 2010 and December 31, 2009, or similar debt with the same maturities, rating and interest rates.

9.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $37.2 million of accrued environmental costs at April 3, 2010 ($37.4 million at December 31, 2009), $10.7 million was classified in accrued expenses and other current liabilities ($15.9 million at December 31, 2009) and $26.5 million was classified in deferred credits and other liabilities ($21.5 million at December 31, 2009).

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

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which, in the event of an unfavorable outcome, would have a material effect on the consolidated financial statements.

10.	STOCK-BASED COMPENSATION: Stock Options – A summary of activity under Nucor’s stock option plans for the quarter ended April 3, 2010 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,060	$21.95
Exercised	(113)	$12.69		$3,490
Canceled	—	—

Outstanding at April 3, 2010	947	$23.06	1.6 years	$21,673

Options exercisable at April 3, 2010	947	$23.06	1.6 years	$21,673

As of March 1, 2006, all outstanding options were vested; therefore, no compensation expense related to stock options was recorded in the first quarters of 2010 or 2009. The amount of cash received for the exercise of stock options totaled $1.5 million and $1.0 million in the first quarter of 2010 and 2009, respectively.

Restricted Stock Awards – Nucor’s Senior Officers Long-Term Incentive Plan (the “LTIP”) and Annual Incentive Plan (the “AIP”) authorize the award of shares of common stock to officers subject to certain conditions and restrictions. The LTIP provides for the award of shares of restricted common stock at the end of each LTIP performance measurement period at no cost to officers if certain financial performance goals are met during the period. One-third of the LTIP restricted stock award vests upon each of the first three anniversaries of the award date or, if earlier, upon the officer’s attainment of age fifty-five while employed by Nucor. Although participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first quarter of 2010 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	240	$50.75
Granted	131	$44.82
Vested	(213)	$51.79
Canceled	—	—

Unvested at April 3, 2010	158	$44.46

Shares reserved for future grants	1,600

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.4 million in both the first quarter of 2010 and 2009. At April 3, 2010, unrecognized compensation expense related to unvested restricted stock was $3.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units – Nucor annually grants restricted stock units (“RSUs”) to key employees, officers and non-employee directors. The RSUs typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSUs awarded to senior officers vest upon the officer’s retirement. Retirement, for purposes of vesting in these units only, means termination of employment with approval of the Compensation and Executive Development Committee of the Board of Directors after satisfying age and years of service requirements. RSUs granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the board of directors.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first quarter of 2010 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,464	$54.69
Granted	—	—
Vested	(44)	$56.66
Canceled	(3)	$52.60

Unvested at April 3, 2010	1,417	$54.63

Shares reserved for future grants	15,881

Compensation expense for RSUs was $9.0 million in the first quarter of 2010 ($8.8 million in the first quarter of 2009). As of April 3, 2010, unrecognized compensation expense related to unvested RSUs was $43.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

11.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $6.4 million and $3.7 million in the first quarter of 2010 and 2009, respectively.

12.	INTEREST EXPENSE: The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2010	April 4, 2009
Interest expense	$39,335	$39,682
Interest income	(1,547)	(7,317)

Interest expense, net	$37,788	$32,365

13.	INCOME TAXES: The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2005 and 2006 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has substantially concluded U.S. federal income tax matters for years through 2004. The 2007, 2008 and 2009 tax years are open to examination by the IRS. The tax years 2005 through 2009 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

14.	STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, Nucor Trading S.A. and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2009	$7,390,526	$193,763	$7,584,289

Comprehensive income (loss):
Net earnings	30,964	10,230	41,194
Net unrealized loss on hedging derivatives, net of income taxes	(22,648)		(22,648)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	6,791		6,791
Foreign currency translation gain (loss)	(1,694)	7	(1,687)

Total comprehensive income	13,413	10,237	23,650
Stock options exercised	1,436		1,436
Issuance of stock under award plans, net of forfeitures	13,936		13,936
Amortization of unearned compensation	600		600
Dividends declared	(114,275)		(114,275)
Distributions to noncontrolling interests	—	(294)	(294)

Stockholders’ equity at April 3, 2010	$7,305,636	$203,706	$7,509,342

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2008	$7,929,204	$327,477	$8,256,681

Comprehensive income (loss):
Net loss	(189,645)	(880)	(190,525)
Net unrealized loss on hedging derivatives, net of income taxes	(36,130)		(36,130)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	9,139		9,139
Foreign currency translation loss	(31,802)	(20)	(31,822)

Total comprehensive loss	(248,438)	(900)	(249,338)
Stock options exercised	1,053		1,053
Issuance of stock under award plans, net of forfeitures	15,455		15,455
Amortization of unearned compensation	600		600
Dividends declared	(110,624)		(110,624)
Distributions to noncontrolling interests	—	(49,339)	(49,339)

Stockholders’ equity at April 4, 2009	$7,587,250	$277,238	$7,864,488

The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2010	April 4, 2009
Net earnings (loss)	$41,194	$(190,525)
Net unrealized loss on hedging derivatives, net of income taxes	(22,648)	(36,130)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	6,791	9,139
Foreign currency translation loss	(1,687)	(31,822)

Comprehensive income (loss)	23,650	(249,338)
Comprehensive (income) loss attributable to noncontrolling interests	(10,237)	900

Comprehensive income (loss) attributable to Nucor stockholders	$13,413	$(248,438)

15.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity investment in Duferdofin Nucor. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company (“DJJ”), a scrap broker and processor; Nu-Iron Unlimited, a facility that produces direct reduced iron used by the steel mills; and certain equity method investments. The “All other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets, federal income taxes receivable, the LIFO reserve, capitalized interest, bond issuance costs and investments in and advances to affiliates.

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2010	April 4, 2009
Net sales to external customers:
Steel mills	$2,612,016	$1,656,240
Steel products	561,035	713,827
Raw materials	396,745	236,931
All other	85,046	47,321

	$3,654,842	$2,654,319

Intercompany sales:
Steel mills	$366,751	$220,548
Steel products	9,076	6,020
Raw materials	1,925,983	567,964
All other	1,927	2,555
Corporate/eliminations	(2,303,737)	(797,087)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$158,500	$(226,875)
Steel products	(67,696)	(33,576)
Raw materials	32,784	(31,537)
All other	2,738	(10,119)
Corporate/eliminations	(62,290)	20,361

	$64,036	$(281,746)

	April 3, 2010	Dec. 31, 2009
Segment assets:
Steel mills	$5,868,818	$5,446,028
Steel products	2,767,063	2,707,678
Raw materials	2,655,828	2,417,649
All other	165,409	138,286
Corporate/eliminations	1,345,584	1,862,263

	$12,802,702	$12,571,904

16.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 3, 2010	April 4, 2009
Basic net earnings (loss) per share:
Basic net earnings (loss)	$30,964	$(189,645)
Earnings allocated to participating securities	(507)	(369)

Net earnings (loss) available to common stockholders	$30,457	$(190,014)

Average shares outstanding	315,461	314,319

Basic net earnings (loss) per share	$0.10	($0.60)

Diluted net earnings (loss) per share:
Diluted net earnings (loss)	$30,964	$(189,645)
Earnings allocated to participating securities	(507)	(369)

Net earnings (loss) available to common stockholders	$30,457	$(190,014)

Diluted average shares outstanding:
Basic shares outstanding	315,461	314,319
Dilutive effect of stock options and other	767	—

	316,228	314,319

Diluted net earnings (loss) per share	$0.10	($0.60)

The number of shares that were not included in the diluted net earnings per share calculation because to do so would have been antidilutive was immaterial for all periods presented.

17.	SUBSEQUENT EVENTS: On April 6, 2010, a wholly owned subsidiary of Nucor acquired a 50% interest in a newly created company, NuMit LLC, for a purchase price of approximately $225.5 million. Our partner in this joint venture is Mitsui & Co. (U.S.A.), Inc. (“Mitsui”), which is a wholly owned subsidiary of Mitsui & Co., Ltd. NuMit will invest in various steel and steel related activities, both in North America and globally. Coinciding with the formation of NuMit was its first investment, Steel Technologies LLC, which owns all of the assets, operations, and business that were held by Mitsui in Steel Technologies, Inc. prior to the joint venture formation. Steel Technologies LLC operates 23 sheet processing facilities throughout the U.S., Canada, and Mexico.

At closing, Nucor extended a $40.0 million loan and a $60.0 million line of credit (of which $54.0 million was drawn down immediately) to Steel Technologies. The note receivable bears interest at the three month London Interbank Offered Rate (LIBOR) plus 90 basis points, and it matures on October 21, 2014. The line of credit bears interest at the one month LIBOR rate plus 70 basis points, and it matures on March 31, 2011. Steel Technologies primarily used the proceeds of the loan and the line of credit to reduce its outstanding indebtedness with Mitsui.

Nucor will account for this investment using the equity method. The transaction is not expected to result in a significant amount of goodwill.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron and scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of non-residential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) impairment in the recorded value of inventory, fixed assets, goodwill or other long-lived assets; (6) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (7) fluctuations in currency conversion rates; (8) U.S. and foreign trade policy affecting steel imports or exports; (9) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions, which could increase our energy costs and our capital expenditures and operating costs; (10) the cyclical nature of the steel industry; (11) capital investments and their impact on our performance; and (12) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Nucor and affiliates are manufacturers of steel and steel products, with operating facilities and customers primarily located in North America. Additionally, Nucor is a scrap processor and broker and is North America’s largest recycler. Nucor reports its results in three segments: steel mills, steel products and raw materials.

The steel mills segment produces carbon and alloy steel in bars, beams, sheet and plate. The steel products segment produces steel joists and joist girders; steel deck; fabricated concrete reinforcing steel; cold finished steel; steel fasteners; metal building systems; light gauge steel framing; steel grating and expanded metal; and wire and wire mesh. The raw materials segment, which includes The David J. Joseph Company (“DJJ”), produces direct reduced iron used by the steel mills; brokers ferrous and nonferrous metals, pig iron and HBI/DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap.

In March 2010, DJJ acquired the assets and business of Ocala Recycling LLC, which operates four scrap processing facilities in Florida, including one automobile shredder. Production at the four yards combined totals over 100,000 tons annually. DJJ operates the Ocala Recycling facilities as part of Trademark Metals Recycling LLC.

During the first quarter of 2010, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 73%, 46% and 66%, respectively, compared with 45%, 45% and 44%, respectively, in the first quarter of 2009.

Results of Operations

Net Sales Net sales to external customers by segment for the first quarters of 2010 and 2009 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2010	April 4, 2009	% Change
Steel mills	$2,612,016	$1,656,240	58%
Steel products	561,035	713,827	-21%
Raw materials	396,745	236,931	67%
All other	85,046	47,321	80%

Net sales	$3,654,842	$2,654,319	38%

Net sales for the first quarter of 2010 increased 38% from the first quarter of 2009. Average sales price per ton decreased 7% from $716 in the first quarter of 2009 to $665 in the first quarter of 2010, while total tons shipped to outside customers increased 48% over the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2010	April 4, 2009	% Change
Steel production	4,712	2,879	64%

Outside steel shipments	4,066	2,433	67%
Inside steel shipments	640	375	71%

Total steel shipments	4,706	2,808	68%

Net sales for the steel mills segment increased 58% over the first quarter of 2009 due to a 67% increase in tons sold to outside customers, partially offset by a 6% decrease in the average sales price per ton from $682 to $643.

Tonnage data for the steel products segment is as follows:

	Three Months (13 weeks) Ended
	April 3, 2010	April 4, 2009	% Change
Joist production	59	60	-2%
Deck sales	68	75	-9%
Cold finish sales	111	80	39%
Fabricated concrete reinforcing steel sales	194	208	-7%

The 21% decrease in the steel products segment’s sales from the first quarter of 2009 was due to a 23% decrease in average sales price per ton from $1,470 to $1,131, partially offset by a 3% increase in volume.

The sales for the raw materials segment increased 67% from the first quarter of 2009 due to increases in both pricing and volume. In the first quarter of 2010, approximately 88% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 12% of the outside sales were from the scrap processing facilities (74% and 25%, respectively, in the first quarter of 2009).

The “All other” category includes the steel trading businesses. The period over period increase in sales is due to increased volume.

Gross Margins For the first quarter of 2010, Nucor recorded gross margins of $212.8 million (6%), compared to $(124.0) million (-5%) in the first quarter of 2009. The year-over-year increases in dollar and gross margin percentage were the result of the 48% increase in total shipments to outside customers and the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 5% from $333 the first quarter of 2009 to $318 in the first quarter of 2010. Although the average sales price per ton decreased 6%, metal margins (the difference between the selling price of steel and the cost of scrap and scrap substitutes) increased over the prior year quarter. In the first quarter of 2009, the sheet mills consumed higher-cost iron units, in particular pig iron inventories, which were purchased prior to the collapse of both the economy and scrap/pig iron pricing in the fourth quarter of 2008. As a result, gross margins in the first quarter of 2009 were decreased.

•	Energy costs decreased $10 per ton from the prior year period due to higher production volumes and the positive impact on productivity.

•	No charges were incurred to write down inventories to the lower of cost or market in the first quarter of 2010 (a charge of approximately $60 million was incurred in the first quarter of 2009).

The increase in our gross margin was partially offset by a LIFO charge of $24.0 million in the first quarter of 2010, compared with a credit of $105.0 million in last year’s first quarter. (LIFO charges or credits for interim periods are based on management’s estimates of both inventory prices and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant.)

Also partially offsetting the increase in gross margin were pre-operating and start-up costs of new facilities, which increased to $50.5 million in the first quarter of 2010 compared with $33.2 million in the first quarter of 2009. In 2010, these costs primarily related to the start-up of the SBQ mill in Memphis, Tennessee, and the galvanizing line in Decatur, Alabama.

Marketing, Administrative and Other Expenses Two major components of marketing, administrative and other expenses are freight and profit sharing costs. Unit freight costs increased approximately 3% over the prior year quarter. Profit sharing costs, which are based upon and fluctuate with pre-tax earnings, increased over 2009 due to Nucor’s increased profitability. No profit sharing costs were incurred in the first quarter of 2009 due to Nucor recording a consolidated net loss for the period.

Equity in Losses of Unconsolidated Affiliates Equity method investment losses were $18.4 million and $38.0 million in the first quarter of 2010 and 2009, respectively. The decrease in the equity method investment losses is primarily due to the pre-tax charge of $33.4 million incurred in the first quarter of 2009 to write down inventories to the lower of cost or market at Duferdofin Nucor S.r.l (none in the first quarter of 2010).

Interest Expense Net interest expense for the first quarter of 2010 and 2009 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2010	April 4, 2009
Interest expense	$39,335	$39,682
Interest income	(1,547)	(7,317)

Interest expense, net	$37,788	$32,365

Gross interest income decreased 79% due primarily to a significant decrease in the average interest rate earned on investments.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), Nucor Trading S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The increase in noncontrolling interests is primarily attributable to the increased earnings of NYS, which were due to the improvement in the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2009, the amount of cash distributed to noncontrolling interest holders exceeded amounts allocated to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 35.7% in the first quarter of 2010, compared with 32.4% in the first quarter 2009. The changes in the rate between the periods are primarily due to the changes in relative proportions of net income or loss attributable to noncontrolling interests and equity method investments to total pre-tax income or loss. The IRS is currently examining Nucor’s 2005 and 2006 federal income tax returns. Management believes that the Company has adequately provided for any adjustments that may arise from this audit.

Net Earnings and Return on Equity Nucor reported consolidated net earnings of $31.0 million, or $0.10 per diluted share, in the first quarter of 2010 compared to a consolidated loss of $189.6 million, or $0.60 per diluted share, in the first quarter of 2009. Net earnings (loss) as a percentage of net sales were 0.8% in the first quarter of 2010 and (7.1)% in the first quarter of 2009. Return on average stockholders’ equity was 1.7% and (9.5%) in the first quarter of 2010 and 2009, respectively.

Outlook First quarter results showed significant improvement in the operating rates at our sheet and plate mills, as well as our scrap business. Overall, operating performance improved from the beginning of the quarter to the end of the quarter, and we expect the second quarter to be an improvement over our first quarter results. The most challenging markets for our products continue to be those associated with residential and non-residential construction, which continue to show little, if any, strength. This is particularly true for our downstream businesses.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2010 represented approximately 4% of sales and consistently pays within terms. We have only a small exposure to the U.S. automotive industry. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

We remain confident about our future prospects despite the current economic cycle. We are maintaining or growing our market share, while many competitors who do not have our financial strength or our highly variable and low-cost structure are forced to shut down facilities. Our manufacturing processes are highly flexible and able to increase production quickly in response to improvements in demand.

Liquidity and capital resources

Cash used by operating activities was $3.0 million in the first quarter of 2010, compared with cash provided by operating activities of $14.1 million in the first quarter of 2009. The increase in net earnings period over period was more than offset by changes in operating assets and liabilities of $(221.6) million in the current year quarter compared with $70.3 million in the prior year quarter.

The current ratio was 3.5 at the end of the first quarter of 2010 and 4.2 at year-end 2009. Accounts receivable and inventories increased 17% and 24%, respectively, since year-end, while net sales increased 24% from the fourth quarter of 2009. The increases in accounts receivable and inventories are due to higher sales prices and the increased cost of raw materials in the current year as compared to the fourth quarter of 2009, combined with increased volumes. In the first quarter of 2010, total accounts receivable turned approximately monthly and inventories turned approximately every five to six weeks. These turnover rates are comparable to Nucor’s historical performance, in contrast to the slower rates experienced in 2009. The current ratio was also impacted by the 33% increase in accounts payable, which is primarily attributable to the increased cost of raw materials combined with the 27% increase in steel production over last year’s fourth quarter.

Cash used in investing activities increased $121.7 million over the prior year period primarily due to the purchase of short-term investments. In addition, during the first quarter of 2010, Duferdofin Nucor repaid €35 million ($48.9 million as of the payment date) of notes receivable that were outstanding with Nucor as of December 31, 2009. Nucor then contributed additional capital in the form of equity of €45 million ($63.7 million as of the contribution date) to the joint venture. Also, Nucor issued an additional note receivable to Duferdofin Nucor with a notional value of €10 million ($13.5 million as of April 3, 2010).

Cash used in financing activities decreased $231.6 million from the prior year period primarily due to the repayment of $175.0 million in notes that matured in January 2009. There were no debt maturities in the first quarter of 2010.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $2.0 billion as of April 3, 2010, and our $1.3 billion revolving credit facility is undrawn and does not expire until November 2012. The only long-term debt maturity over the next two years is a $6.0 million industrial development revenue bond maturing this year. Furthermore, 70% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and Moody’s. The credit markets have largely remained open and receptive to companies with an investment grade credit rating throughout the economic crisis, and Nucor’s present ratings place us several notches above the investment grade minimum of BBB-. Accordingly, we expect to continue to have access to the capital markets if needed.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 3, 2010, our funded debt to total capital ratio was 29%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of April 3, 2010.

In depressed market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce our current spending on our facilities to very low levels. Capital expenditures decreased 57% from $126.0 million during the first quarter of 2009 to $54.2 million in the first quarter of 2010. Capital expenditures for 2010 are projected to be $400 million.

In February 2010, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.36 per share payable on May 12, 2010 to stockholders of record on March 31, 2010. This dividend is Nucor’s 148th consecutive quarterly cash dividend.

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

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2009.

Commodity Price Risk - In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Nucor utilizes a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap steel and other raw materials. In periods of stable demand for our products, our surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for and cost of raw materials is lower, however, the surcharge impacts our sales prices to a lesser extent.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At April 3, 2010, accumulated other comprehensive income (loss) includes $89.9 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at April 3, 2010, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$15,400	$38,600
Aluminum	2,015	5,037
Copper	815	2,039

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10	Retirement Separation Waiver and Release Agreement of Joseph A. Rutkowski

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 3, 2010, filed on May 11, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

	By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President
Dated: May 11, 2010

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 3, 2010

Exhibit No.	Description of Exhibit

10	Retirement Separation Waiver and Release Agreement of Joseph A. Rutkowski

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 3, 2010, filed on May 11, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.