Form 10-Q
period 2010-07-03
NUCOR CORP
filed 2010-08-11
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 3, 2010

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

315,560,705 shares of common stock were outstanding at July 3, 2010.

Nucor Corporation

Form 10-Q

July 3, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net sales	$4,195,966	$2,478,028	$7,850,808	$5,132,347

Costs, expenses and other:
Cost of products sold	3,887,929	2,539,904	7,329,976	5,318,228
Marketing, administrative and other expenses	107,770	85,124	200,364	172,503
Equity in losses of unconsolidated affiliates	7,372	21,801	25,749	59,798
Interest expense, net	37,322	31,957	75,110	64,322

	4,040,393	2,678,786	7,631,199	5,614,851

Earnings (loss) before income taxes and noncontrolling interests	155,573	(200,758)	219,609	(482,504)
Provision for (benefit from) income taxes	49,355	(72,989)	72,197	(164,210)

Net earnings (loss)	106,218	(127,769)	147,412	(318,294)
Earnings attributable to noncontrolling interests	15,226	5,568	25,456	4,688

Net earnings (loss) attributable to Nucor stockholders	$90,992	$(133,337)	$121,956	$(322,982)

Net earnings (loss) per share:
Basic	$0.29	($0.43)	$0.38	($1.03)
Diluted	$0.29	($0.43)	$0.38	($1.03)

Average shares outstanding:
Basic	315,849	314,752	315,653	314,532
Diluted	316,472	314,752	316,349	314,532

Dividends declared per share	$0.36	$0.35	$0.72	$0.70

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 3, 2010	Dec. 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$801,504	$2,016,981
Short-term investments	340,495	225,000
Accounts receivable, net	1,420,731	1,116,035
Inventories, net	1,951,732	1,312,903
Other current assets	672,471	511,329

Total current assets	5,186,933	5,182,248

Property, plant and equipment, net	3,903,903	4,013,836

Goodwill	1,828,058	1,803,021

Other intangible assets, net	886,164	902,922

Other assets	883,122	669,877

Total assets	$12,688,180	$12,571,904

LIABILITIES

Current liabilities:
Short-term debt	$2,599	$1,748
Long-term debt due within one year	—	6,000
Accounts payable	887,086	707,038
Salaries, wages and related accruals	222,904	154,997
Accrued expenses and other current liabilities	399,368	357,274

Total current liabilities	1,511,957	1,227,057

Long-term debt due after one year	3,080,200	3,080,200

Deferred credits and other liabilities	640,916	680,358

Total liabilities	5,233,073	4,987,615

EQUITY
Nucor stockholders’ equity:
Common stock	150,094	149,877
Additional paid-in capital	1,691,303	1,675,777
Retained earnings	7,013,528	7,120,218
Accumulated other comprehensive loss, net of income taxes	(98,346)	(41,056)
Treasury stock	(1,510,186)	(1,514,290)

Total Nucor stockholders’ equity	7,246,393	7,390,526

Noncontrolling interests	208,714	193,763

Total equity	7,455,107	7,584,289

Total liabilities and equity	$12,688,180	$12,571,904

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 3, 2010	July 4, 2009

Operating activities:
Net earnings (loss)	$147,412	$(318,294)
Adjustments:
Depreciation	255,262	242,475
Amortization	35,855	36,001
Stock-based compensation	25,246	31,660
Deferred income taxes	4,178	(31,659)
Equity in losses of unconsolidated affiliates	25,749	59,798
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(290,542)	278,055
Inventories	(628,941)	1,147,421
Accounts payable	178,286	(121,847)
Federal income taxes	(19,886)	(285,735)
Salaries, wages and related accruals	72,791	(392,276)
Other	(99,169)	(12,647)

Cash provided by (used in) operating activities	(293,759)	632,952

Investing activities:
Capital expenditures	(163,219)	(240,428)
Investment in and advances to affiliates	(402,391)	(57,904)
Repayment of advances to affiliates	48,885	—
Disposition of plant and equipment	15,522	8,610
Acquisitions (net of cash acquired)	(63,722)	(24,714)
Purchases of investments	(240,495)	(136,389)
Proceeds from the sale of investments	125,000	—

Cash used in investing activities	(680,420)	(450,825)

Financing activities:
Net change in short-term debt	852	(2,694)
Repayment of long-term debt	(6,000)	(175,000)
Issuance of common stock	1,777	1,518
Excess tax benefits from stock-based compensation	(2,200)	(700)
Distributions to noncontrolling interests	(10,511)	(83,223)
Cash dividends	(228,465)	(221,127)

Cash used in financing activities	(244,547)	(481,226)

Effect of exchange rate changes on cash	3,249	4,172

Decrease in cash and cash equivalents	(1,215,477)	(294,927)

Cash and cash equivalents - beginning of year	2,016,981	2,355,130

Cash and cash equivalents - end of six months	$801,504	$2,060,203

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2009. Certain amounts for the prior year have been reclassified to conform to the 2010 presentation.

Recently Adopted Accounting Pronouncements - In January 2010, Nucor adopted accounting guidance regarding the consolidation of variable interest entities (“VIEs”). The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing reassessments of whether an entity is a VIE and whether an entity is the primary beneficiary of a VIE. Adoption of this accounting standard had no impact on Nucor’s consolidated financial statements.

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

2.	INVENTORIES: Inventories consist of approximately 47% raw materials and supplies and 53% finished and semi-finished products at July 3, 2010 (48% and 52%, respectively, at December 31, 2009). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 51% of total inventories as of July 3, 2010 (48% as of December 31, 2009). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $547.4 million higher at July 3, 2010 ($456.4 million higher at December 31, 2009). Use of the lower of cost or market method reduced inventories by $5.8 million at July 3, 2010 ($9.2 million at December 31, 2009).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $5.03 billion at July 3, 2010 ($4.78 billion at December 31, 2009).

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended July 3, 2010 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2009	$268,466	$780,628	$665,075	$88,852	$1,803,021
Acquisitions	—	—	14,841	—	14,841
Translation	—	10,196	—	—	10,196

Balance at July 3, 2010	$268,466	$790,824	$679,916	$88,852	$1,828,058

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

Nucor completed its annual goodwill impairment testing during the fourth quarter of 2009 and concluded that there was no impairment of goodwill for any of our reporting units. The annual evaluation performed in 2009 used forward-looking projections and included significant expected improvements in the future cash flows of two of Nucor’s reporting units, Buildings Group and Steel Trading. As a result of the global economic recession, operating results of each of these reporting units declined significantly in the fourth quarter of 2008 and remained depressed through the second quarter of 2010. Nucor expects operating results of these two units to improve when general economic conditions improve. If Nucor’s assessment of the relevant facts and circumstances changes, economic conditions fail to improve, or actual performance in any of these or other reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with the Buildings Group and Steel Trading reporting units as of July 3, 2010 were $165.3 million and $88.9 million, respectively. An impairment of goodwill may also lead Nucor to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Buildings Group and Steel Trading reporting units as of July 3, 2010 were $88.5 million and $13.2 million, respectively.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	July 3, 2010		December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$940,935	$173,953	$922,839	$142,886
Trademarks and trade names	123,137	16,285	122,136	13,159
Other	27,869	15,539	27,869	13,877

	$1,091,941	$205,777	$1,072,844	$169,922

Intangible asset amortization expense was $17.7 million and $17.9 million in the second quarter of 2010 and 2009, respectively, and was $35.9 million and $36.0 million in the first six months of 2010 and 2009, respectively. Annual amortization expense is estimated to be $69.0 million in 2010; $64.4 million in 2011; $61.4 million in 2012; $57.9 million in 2013; and $55.8 million in 2014.

5.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $764.3 million at July 3, 2010 ($582.5 million at December 31, 2009) and is recorded in other assets in the condensed consolidated balance sheets.

In 2008, Nucor acquired a 50% economic and voting interest in Duferdofin Nucor S.r.l., an Italian steel manufacturer. Nucor accounts for the investment in Duferdofin Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at July 3, 2010 was $503.8 million ($534.0 million at December 31, 2009). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $74.1 million at July 3, 2010, resulting in a basis difference of $429.7 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($303.0 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Nucor’s 50% share of amortization expense and other purchase accounting adjustments associated with the fair value step-up was $2.8 million and $3.1 million in the second quarter of 2010 and 2009, respectively, and was $5.7 million and $9.3 million in the first six months of 2010 and 2009, respectively.

During the first quarter of 2010, Duferdofin Nucor repaid €35 million ($48.9 million as of the payment date) of notes receivable that were outstanding with Nucor as of December 31, 2009. Nucor then contributed additional capital in the form of equity of €45 million ($63.7 million as of the contribution date) to the joint venture. Also, Nucor recorded an additional note receivable from Duferdofin Nucor with a notional value of €10 million ($12.5 million as of July 3, 2010). The note receivable bears interest at the

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

twelve-month Euro Interbank Offered Rate (Euribor) as of the date of the note plus 1% per year. The interest rate will reset on September 30, 2010 to the Euribor twelve month rate as of that date plus 1% per year. The principal amount is due on January 31, 2016. Accordingly, the note receivable was classified in other assets in the condensed consolidated balance sheets as of July 3, 2010.

In April 2010, Nucor acquired a 50% economic and voting interest in NuMit LLC. NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 23 sheet processing facilities throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. The acquisition did not result in a significant amount of goodwill and intangible assets.

Nucor’s investment in NuMit at July 3, 2010 was $223.1 million, comprised of the purchase price of approximately $221.3 million plus equity method earnings since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC for a loan made at closing and has extended a $60.0 million line of credit (of which $59.0 million was outstanding at July 3, 2010) to Steel Technologies. The note receivable bears interest at the three month London Interbank Offered Rate (LIBOR) plus 90 basis points, and it matures on October 21, 2014. As of July 3, 2010, the line of credit bears interest at the one month LIBOR rate plus 70 basis points, and it matures on March 31, 2011. The note receivable was classified in other assets and the line of credit was classified in other current assets in the condensed consolidated balance sheets as of July 3, 2010.

Nucor reviews its equity investments for impairment if and when circumstances indicate a potential loss in value of an investment that is an other than temporary decline. In the fourth quarter of 2009, the Company concluded it had a triggering event requiring assessment for impairment of its equity investment in Duferdofin Nucor due to the significant decline in the global demand for steel, which has significantly impacted the financial results of the equity investment. Based on the results of the impairment analysis, the Company determined that the estimated fair value of our investment in Duferdofin Nucor approximated the carrying value as of December 31, 2009. Nucor determines the estimated fair value of our investment in Duferdofin Nucor using a discounted cash flow model, based on a weighted-average of multiple discounted cash flow scenarios. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. The Company will continue to monitor trends in the global demand for steel, specifically within the European and North African markets in which Duferdofin Nucor operates. It is reasonably possible that the estimates used in our valuation as of December 31, 2009 could change based on actual performance and result in a determination that there is an other than temporary impairment of our investment. No such changes have occurred as of July 3, 2010.

6.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $94.4 million at July 3, 2010 ($73.7 million at December 31, 2009). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $114.4 million at July 3, 2010 ($114.2 million at December 31, 2009).

7.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At July 3, 2010, natural gas swaps covering 17.7 million MMBTUs (extending through December 2012) and foreign currency contracts with a notional value of $7.7 million (extending through August 2010) were outstanding.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Values of Derivative Instruments

		Fair Value at
	Balance Sheet Location	July 3, 2010	Dec. 31, 2009
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$6,198	$—
Foreign exchange contracts	Other current assets	81	445

Total asset derivatives		$6,279	$445

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(3,000)	$(23,000)
Commodity contracts	Deferred credits and other liabilities	(53,300)	(72,900)

Total liability derivatives designated as hedging instruments		(56,300)	(95,900)
Liability derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	(105)
Commodity contracts	Accrued expenses and other current liabilities		(3,665)

Total liability derivatives		$(56,405)	$(99,565)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
Derivatives in Cash		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
Flow Hedging Relationships		July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Commodity contracts	Cost of products sold	$(617)	$838	$(9,408)	$(10,689)	$1,000	$300

	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
Derivatives in Cash		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended
Flow Hedging Relationships		July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Commodity contracts	Cost of products sold	$(23,265)	$(35,292)	$(16,199)	$(19,828)	$1,100	$(2,400)

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivative		Amount of Gain or (Loss) Recognized in Earnings on Derivative
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
		July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Commodity contracts	Cost of products sold	$9,429	$931	$9,534	$2,214
Foreign exchange contracts	Cost of products sold	71	(779)	156	(1,270)

Total		$9,500	$152	$9,690	$944

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

8.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of July 3, 2010 and December 31, 2009 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 3, 2010
Assets:
Cash equivalents	$724,137	$724,137	$—
Short-term investments	340,495	340,495	—
Foreign exchange and commodity contracts	6,279	—	6,279

Total assets	$1,070,911	$1,064,632	$6,279	—

Liabilities:
Foreign exchange and commodity contracts	$(56,405)	—	$(56,405)	—

As of December 31, 2009
Assets:
Cash equivalents	$1,907,066	$1,907,066	$—
Short-term investments	225,000	225,000	—
Foreign exchange contracts	445	—	445

Total assets	$2,132,511	$2,132,066	$445	—

Liabilities:
Commodity contracts	$(99,565)	—	$(99,565)	—

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

The fair value of long-term debt, including current maturities, was approximately $3.39 billion at July 3, 2010 ($3.30 billion at December 31, 2009). The fair value estimates were based on readily available market prices of our debt at July 3, 2010 and December 31, 2009, or similar debt with the same maturities, rating and interest rates.

9.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $36.5 million of accrued environmental costs at July 3, 2010 ($37.4 million at December 31, 2009), $10.0 million was classified in accrued expenses and other current liabilities ($15.9 million at December 31, 2009) and $26.5 million was classified in deferred credits and other liabilities ($21.5 million at December 31, 2009) in the condensed consolidated balance sheets.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

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

10.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted prior to 2006 were exercisable six months after grant date and have a term of seven years. The stock options granted in 2010 are exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options. A summary of activity under Nucor’s stock option plans for the six months ended July 3, 2010 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,060	$21.95
Granted	242	$41.43
Exercised	(128)	$13.74		$3,818
Canceled	—	—

Outstanding at July 3, 2010	1,174	$26.86	3.1 years	$13,282

Options exercisable at July 3, 2010	932	$23.08	1.3 years	$13,282

For the 2010 stock option grant, the grant date fair value of $15.50 was calculated using the Black-Scholes option-pricing model with the following assumptions:

2010
Exercise price	$41.43
Expected dividend yield	3.48%
Expected stock price volatility	50.58%
Risk-free interest rate	2.75%
Expected life (years)	6.5

Compensation expense for stock options was $0.1 million in the second quarter and first six months of 2010 (none in 2009). As of July 3, 2010, unrecognized compensation expense related to options was $3.6 million, which is expected to be recognized over 2.9 years. The amount of cash received from the exercise of stock options totaled $0.3 million and $1.8 million in the second quarter and first half of 2010, respectively.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first six months of 2010 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,464	$54.69
Granted	462	$43.05
Vested	(684)	$55.41
Canceled	(7)	$50.59

Unvested at July 3, 2010	1,235	$49.96

Shares reserved for future grants (stock options and RSUs)	14,789

Compensation expense for RSUs was $13.5 million and $19.5 million in the second quarter of 2010 and 2009, respectively, and $22.5 million and $28.3 million in the first half of 2010 and 2009, respectively. As of July 3, 2010, unrecognized compensation expense related to unvested RSUs was $49.4 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The AIP provides for the payment of annual cash incentive awards. An AIP participant may elect, however, to defer payment of up to one-half of an annual incentive award. In such event, the deferred AIP award is converted into common stock units and credited with a deferral incentive, in the form of additional common stock units, equal to 25% of the number of common stock units attributable to the deferred AIP award. Common stock units attributable to deferred AIP awards are fully vested. Common stock units credited as a deferral incentive vest upon the AIP participant’s attainment of age fifty-five while employed by Nucor. Vested common stock units are paid to AIP participants in the

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

form of shares of common stock following their termination of employment with Nucor.

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first six months of 2010 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	240	$50.75
Granted	131	$44.82
Vested	(223)	$49.32
Canceled	—	—

Unvested at July 3, 2010	148	$44.39

Shares reserved for future grants	1,600

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.1 million and $1.9 million in the second quarter of 2010 and 2009, respectively, and was $2.5 million and $3.3 million in the first half of 2010 and 2009, respectively. At July 3, 2010, unrecognized compensation expense related to unvested restricted stock was $2.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.

11.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $14.5 million and $1.8 million in the second quarter of 2010 and 2009, respectively, and was $20.9 million and $5.5 million in the first half of 2010 and 2009, respectively.

12.	INTEREST EXPENSE: The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest expense	$38,770	$35,477	$78,105	$75,159
Interest income	(1,448)	(3,520)	(2,995)	(10,837)

Interest expense, net	$37,322	$31,957	$75,110	$64,322

13.	INCOME TAXES: Nucor has substantially concluded U.S. federal income tax matters for years through 2006. The 2007, 2008 and 2009 tax years are open to examination by the Internal Revenue Service (“IRS”). The tax years 2007 through 2009 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

14.	STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, Nucor Trading S.A. and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively (in thousands):

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2009	$7,390,526	$193,763	$7,584,289

Comprehensive income (loss):
Net earnings	121,956	25,456	147,412
Net unrealized loss on hedging derivatives, net of income taxes	(23,265)	—	(23,265)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	16,199	—	16,199
Foreign currency translation gain (loss)	(50,224)	6	(50,218)

Total comprehensive income	64,666	25,462	90,128
Stock options	1,855	—	1,855
Issuance of stock under award plans, net of forfeitures	16,791	—	16,791
Amortization of unearned compensation	1,200	—	1,200

Dividends declared	(228,645)	—	(228,645)
Distributions to noncontrolling interests	—	(10,511)	(10,511)

Stockholders’ equity at July 3, 2010	$7,246,393	$208,714	$7,455,107

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2008	$7,929,204	$327,477	$8,256,681

Comprehensive income (loss):
Net earnings (loss)	(322,982)	4,688	(318,294)
Net unrealized loss on hedging derivatives, net of income taxes	(35,292)	—	(35,292)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	19,828	—	19,828
Foreign currency translation gain	54,523	84	54,607

Total comprehensive income (loss)	(283,923)	4,772	(279,151)
Stock options	1,573	—	1,573
Issuance of stock under award plans, net of forfeitures	28,257	—	28,257
Amortization of unearned compensation	1,700	—	1,700
Dividends declared	(221,593)	—	(221,593)
Distributions to noncontrolling interests	—	(83,223)	(83,223)

Stockholders’ equity at July 4, 2009	$7,455,218	$249,026	$7,704,244

The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net earnings (loss)	$106,218	$(127,769)	$147,412	$(318,294)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(617)	838	(23,265)	(35,292)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	9,408	10,689	16,199	19,828
Foreign currency translation gain (loss)	(48,531)	86,429	(50,218)	54,607

Comprehensive income (loss)	66,478	(29,813)	90,128	(279,151)
Comprehensive income attributable to noncontrolling interests	(15,225)	(5,672)	(25,462)	(4,772)

Comprehensive income (loss) attributable to Nucor stockholders	$51,253	$(35,485)	$64,666	$(283,923)

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

15.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company (“DJJ”), a scrap broker and processor; Nu-Iron Unlimited, a facility that produces direct reduced iron used by the steel mills; and certain equity method investments. The “All other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

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

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales to external customers:
Steel mills	$2,875,338	$1,429,284	$5,487,354	$3,085,524
Steel products	737,693	693,935	1,298,728	1,407,762
Raw materials	504,080	277,868	900,825	514,799
All other	78,855	76,941	163,901	124,262

	$4,195,966	$2,478,028	$7,850,808	$5,132,347

Intercompany sales:
Steel mills	$437,019	$207,213	$803,770	$427,761
Steel products	12,106	7,321	21,182	13,341
Raw materials	2,390,344	391,899	4,316,327	959,863
All other	2,813	2,787	4,740	5,342
Corporate/eliminations	(2,842,282)	(609,220)	(5,146,019)	(1,406,307)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$262,147	$(205,426)	$420,647	$(432,301)
Steel products	(35,295)	(17,649)	(102,991)	(51,225)
Raw materials	53,769	(31,621)	86,553	(63,158)
All other	1,830	(3,282)	4,568	(13,401)
Corporate/eliminations	(126,878)	57,220	(189,168)	77,581

	$155,573	$(200,758)	$219,609	$(482,504)

	July 3, 2010	Dec. 31, 2009
Segment assets:
Steel mills	$6,288,344	$5,446,028
Steel products	2,880,757	2,707,678
Raw materials	2,719,960	2,417,649
All other	144,164	138,286
Corporate/eliminations	654,955	1,862,263

	$12,688,180	$12,571,904

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited) —(Continued)

16.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Basic net earnings (loss) per share:
Basic net earnings (loss)	$90,992	$(133,337)	$121,956	$(322,982)
Earnings allocated to participating securities	(449)	(543)	(956)	(912)

Net earnings (loss) available to common stockholders	$90,543	$(133,880)	$121,000	$(323,894)

Average shares outstanding	315,849	314,752	315,653	314,532

Basic net earnings (loss) per share	$0.29	($0.43)	$0.38	($1.03)

Diluted net earnings (loss) per share:
Diluted net earnings (loss)	$90,992	$(133,337)	$121,956	$(322,982)
Earnings allocated to participating securities	(449)	(543)	(956)	(912)

Net earnings (loss) available to common stockholders	$90,543	$(133,880)	$121,000	$(323,894)

Diluted average shares outstanding:
Basic shares outstanding	315,849	314,752	315,653	314,532
Dilutive effect of stock options and other	623	—	696	—

	316,472	314,752	316,349	314,532

Diluted net earnings (loss) per share	$0.29	($0.43)	$0.38	($1.03)

The number of shares that were not included in the diluted net earnings per share calculation, because to do so would have been antidilutive, was immaterial for all periods presented.

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

The steel mills segment produces carbon and alloy steel in bars, beams, sheet and plate and includes Nucor’s equity method investments in Duferdofin Nucor and NuMit LLC. The steel products segment produces steel joists and joist girders; steel deck; fabricated concrete reinforcing steel; cold finished steel; steel fasteners; metal building systems; light gauge steel framing; steel grating and expanded metal; and wire and wire mesh. The raw materials segment, which includes The David J. Joseph Company (“DJJ”), produces direct reduced iron used by the steel mills; brokers ferrous and nonferrous metals, pig iron and HBI/DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap.

In March 2010, DJJ acquired the assets and business of Ocala Recycling LLC, which operates four scrap processing facilities in Florida, including one automobile shredder. Production capacity at the four yards combined totals over 100,000 tons annually. DJJ operates the Ocala Recycling facilities as part of Trademark Metals Recycling LLC.

In April 2010, Nucor acquired a 50% economic and voting interest in NuMit LLC for approximately $221.3 million. NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 23 sheet processing facilities throughout the U.S., Canada, and Mexico. At closing, Nucor extended a $40.0 million loan and a $60.0 million line of credit (of which $59.0 million was outstanding at July 3, 2010) to Steel Technologies. Since Nucor accounts for this equity method investment on a one-month lag, only two months of NuMit’s earnings have been included in Nucor’s results for the second quarter of 2010.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 72%, 52% and 72%, respectively, in the first half of 2010, compared with 46%, 47% and 42%, respectively, in the first half of 2009.

Results of Operations

Net Sales Net sales to external customers by segment for the second quarter and first six months of 2010 and 2009 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change
Steel mills	$2,875,338	$1,429,284	101%	$5,487,354	$3,085,524	78%
Steel products	737,693	693,935	6%	1,298,728	1,407,762	-8%
Raw materials	504,080	277,868	81%	900,825	514,799	75%
All other	78,855	76,941	2%	163,901	124,262	32%

Net sales	$4,195,966	$2,478,028	69%	$7,850,808	$5,132,347	53%

Net sales for the second quarter of 2010 increased 69% from the second quarter of 2009. Average sales price per ton increased 25% from $602 in the second quarter of 2009 to $755 in the second quarter of 2010, while total tons shipped to outside customers increased 35% from the same period last year. Net sales increased 15% from the first quarter of this year due primarily to a 14% increase in average sales price per ton.

Net sales for the first six months of 2010 increased 53% from last year’s first six months. Average sales price per ton increased 8% from $656 in the first half of 2009 to $710 in the first half of 2010, while total tons shipped to outside customers increased 41% from the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change
Steel production	4,648	2,964	57%	9,360	5,843	60%

Outside steel shipments	3,922	2,569	53%	7,988	5,002	60%
Inside steel shipments	675	430	57%	1,315	805	63%

Total steel shipments	4,597	2,999	53%	9,303	5,807	60%

Net sales for the steel mills segment increased 101% from the second quarter of 2009 due to the 53% increase in tons sold to outside customers combined with a 32% increase in the average sales price per ton from $557 to $734.

The 78% increase in sales from the first half of 2009 to the first half of 2010 in the steel mills segment was attributable to the 60% increase in tons sold to outside customers combined with an 11% increase in the average sales price per ton from $617 to $687.

Selected tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Six Months (26 weeks) Ended
	July 3, 2010	July 4, 2009	% Change	July 3, 2010	July 4, 2009	% Change
Joist production	72	65	11%	131	125	5%
Deck sales	81	73	11%	149	148	1%
Cold finish sales	117	76	54%	228	156	46%
Fabricated concrete reinforcing steel sales	266	255	4%	460	463	-1%

The 6% increase in the steel products segment’s sales for the second quarter was due to a 19% increase in volume, offset by a 10% decrease in the average sales price per ton from $1,299 to $1,174.

The 8% decrease in the steel product segment’s sales for the first half of the year was attributable to the 16% decrease in the average sales price per ton from $1,380 to $1,155, offset by a 12% increase in volume.

The sales for the raw materials segment increased 81% from the second quarter of 2009 to the second quarter of 2010 and increased 75% from the first six months of 2009 to the first six months of 2010 primarily due to increased average sales price per ton and, to a lesser extent, to increased volume. In the second quarter of 2010, approximately 90% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 10% of the outside sales were from the scrap processing facilities (71% and 28%, respectively, in the second quarter of 2009). In the first half of 2010, approximately 89% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 11% of the outside sales were from the scrap processing facilities (73% and 26%, respectively, in the first half of 2009).

The “All other” category includes Nucor’s steel trading businesses. The quarter over quarter increase in sales is due to increased sales price per ton, offset by a decrease in volume. The year over year increase in sales is due to increases in both volume and pricing.

Gross Margins For the second quarter of 2010, Nucor recorded gross margins of $308.0 million (7%), compared to $(61.9) million (-2%) in the second quarter of 2009. The year-over-year dollar and gross margin percentage increases were the result of a 25% increase in the average sales price per ton and the 35% increase in total shipments to outside customers. Additionally, the increases were due to the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton increased 20% from $312 in the second quarter of 2009 to $373 in the second quarter of 2010; however, metal margins (the difference between the selling price of steel and the cost of scrap and scrap substitutes) also increased. In the second quarter of 2009, the sheet mills consumed higher-cost iron units, in particular pig iron inventories, which were purchased prior to the collapse of both the economy and scrap/pig iron pricing in the fourth quarter of 2008. As a result, gross margins in the second quarter of 2009 were decreased.

•	Energy costs decreased $8 per ton from the prior year period due to efficiency improvements derived from increased utilization rates across all product lines.

•	In the steel products segment, the average price of raw materials used decreased approximately 5% from the second quarter of 2009 to the second quarter of 2010.

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was negatively impacted by a LIFO charge of $67.0 million in the second quarter of 2010, compared with a credit of $125.0 million in last year’s second quarter. The current year LIFO charge reflects management’s expectations of increasing costs and quantities in inventory at December 31, 2010 relative to prior year-end. The LIFO credit in the same period in 2009 was attributable to management’s expectations in the prior year of decreasing costs and quantities in inventory at December 31, 2009 relative to December 31, 2008.

Also partially offsetting the increase in gross margin were increased pre-operating and start-up costs of new facilities, which increased to $43.4 million in the second quarter of 2010, compared with $31.6 million in the second quarter of 2009. In 2010, these costs primarily related to the start-up of the SBQ mill in Memphis, Tennessee, and the galvanizing line in Decatur, Alabama.

For the first half of 2010, Nucor recorded gross margins of $520.8 million (7%), compared to ($185.9) million (-4%) in the first half of 2009. The year-over-year dollar and gross margin percentage increases were the result of an 8% increase in the average sales price per ton and the 41% increase in total shipments to outside customers. Additionally, the increases were due to the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton increased 7% from $322 in the first half of 2009 to $345 in the first half of 2010; however, metal margins also increased.

•	Energy costs decreased $9 per ton from the prior year period due to efficiency improvements derived from increased utilization rates across all product lines.

•	In the steel products segment, the average price of raw materials used decreased approximately 14% from the first six months of 2009 to the first six months of 2010.

The increase in gross margin was partially offset by a LIFO charge of $91.0 million in the first half of 2010, compared with a LIFO credit of $230.0 million in the first half of 2009. Also partially offsetting the increase in gross margin were increased pre-operating and start-up costs of new facilities, which increased to $93.9 million in the first half of 2010, compared to $64.8 million in the first half of 2009.

Marketing, Administrative and Other Expenses Two major components of marketing, administrative and other expenses are freight and profit sharing costs. Although total freight costs increased 27% from the prior year quarter, unit freight costs increased only 2%. Total freight costs were increased 15% from the first six months of 2009, while unit freight costs increased 2%. Unit freight costs did not increase the same magnitude as total freight costs due to efficiencies created by increased shipments. Profit sharing costs, which are based upon and fluctuate with pre-tax earnings, increased over 2009 due to Nucor’s increased profitability. No profit sharing costs were incurred in the first half of 2009 due to Nucor reporting a consolidated net loss for the period.

Equity in Losses of Unconsolidated Affiliates Equity method investment losses were $7.4 million and $21.8 million in the second quarter of 2010 and 2009, respectively, and were $25.7 and $59.8 million in the first six months of 2010 and 2009, respectively. The decrease in the equity method investment losses is primarily due to the pre-tax charge to write-down inventories to the lower of cost or market at Duferdofin Nucor S.r.l. of $15.4 million in the second quarter of 2009 and $48.8 million in the first half of 2009 (none in 2010).

Interest Expense Net interest expense for the second quarter and first six months of 2010 and 2009 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Interest expense	$38,770	$35,477	$78,105	$75,159
Interest income	(1,448)	(3,520)	(2,995)	(10,837)

Interest expense, net	$37,322	$31,957	$75,110	$64,322

In the second quarter of 2010, gross interest expense increased 9% over the prior year primarily due to a decrease in capitalized interest as assets were placed into service. Gross interest income decreased 59% due to a significant decrease in the average interest rate earned on investments combined with a 40% decrease in average investments.

Gross interest expense increased 4% from the first half of 2009 to the first half of 2010 due to a decrease in capitalized interest as assets were placed into service. Gross interest income decreased 72% due to a significant decrease in the average interest rate earned on investments combined with a 21% decrease in average investments.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), Nucor Trading S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The increase in noncontrolling interests is primarily attributable to the increased earnings of NYS, which were due to the improvement in the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first half of 2009, the amount of cash distributed to noncontrolling interest holders exceeded amounts allocated to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 31.7% in the second quarter of 2010 compared with 36.4% in the second quarter of 2009. The effective tax rate in the first six months of 2010 was 32.9% compared with 34.0% in the first six months of 2009. The changes in the rate between the periods are primarily due to the changes in relative proportions of net income or loss attributable to noncontrolling interests and equity method investments to total pre-tax income or loss. The IRS has substantially concluded U.S. federal income tax matters for Nucor’s 2005 and 2006 federal income tax returns.

Net Earnings and Return on Equity Nucor reported net earnings of $91.0 million, or $0.29 per diluted share, in the second quarter of 2010 compared to consolidated net loss of $133.3 million, or $0.43 per diluted share, in the second quarter of 2009. Net earnings (loss) attributable to Nucor stockholders as a percentage of net sales were 2.2% in the second quarter of 2010 and (5.4%) in the second quarter of 2009.

Nucor reported consolidated net earnings of $122.0 million, or $0.38 per diluted share, in the first half of 2010, compared to a consolidated net loss of $323.0 million, or $1.03 per diluted share, in the first half of 2009. Net earnings (loss) attributable to Nucor stockholders as a percentage of net sales were 1.6% and (6.3%), respectively, in the first half of 2010 and 2009. Return on average stockholders’ equity was approximately 3.3% and (8.3%) in the first half of 2010 and 2009, respectively.

Outlook Second quarter operating results excluding LIFO improved significantly over the first quarter, primarily due to increased margins; however, the continuation of the upward trend experienced through the first half of the year is by no means clear at present. There is a general slowdown taking place across all product lines as the overall economy has entered into a new period of uncertainty. This is the case both in the U.S. and globally. The most challenging markets for our products continue to be those associated with residential and non-residential construction, which continue to show little, if any, strength. This is particularly true for our downstream businesses.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2010 represented approximately 4% of sales and consistently pays within terms. We have only a small exposure to the U.S. automotive industry. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

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

Liquidity and Capital Resources

Cash used by operating activities was $293.8 million in the first half of 2010, compared with cash provided by operating activities of $633.0 million in the first half of 2009. The increase in net earnings period over period was more than offset by changes in operating assets and liabilities of ($787.5) million in the first half of the current year compared with $613.0 million in the first half of the prior year.

The current ratio was 3.4 at the end of the second quarter of 2010 and 4.2 at year-end 2009. Accounts receivable and inventories increased 27% and 49%, respectively, since year-end, while quarterly net sales increased 43% from the fourth quarter of 2009. The increases in accounts receivable and inventories are due to higher sales prices and the increased cost of raw materials in the current year as compared to the fourth quarter of 2009, combined with increased volumes. In the first six months of 2010, total accounts receivable turned approximately monthly and inventories turned approximately every five to six weeks. These turnover rates are comparable to Nucor’s historical performance, in contrast to the slower rates experienced in 2009. The current ratio was also impacted by the 25% increase in accounts payable, which is primarily attributable to the increased cost of raw materials combined with the 25% increase in steel production over last year’s fourth quarter.

Cash used in investing activities increased $229.6 million over the prior year period primarily due to increased investments in and advances to affiliates, mainly NuMit LLC and Duferdofin Nucor S.r.l. This increase in cash used for investments in affiliates was partially offset by a $77.2 million decrease in capital expenditures.

Cash used in financing activities decreased $236.7 million from the prior year period primarily due to the repayment of $175.0 million in notes that matured in January 2009. The only debt maturity in the first half of 2010 was $6.0 million in industrial revenue bonds. The decrease was also due to the $72.7 million decrease in distributions to noncontrolling interests. These distributions are made based on the mutual agreement of the general partners.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $1.14 billion as of July 3, 2010, and our $1.3 billion revolving credit facility is undrawn and does not expire until November 2012. We have no long-term debt maturing until 2012. Furthermore, 70% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and Moody’s. The credit markets have largely remained open and receptive to companies with an investment grade credit rating throughout the economic crisis, and, based upon Nucor’s present ratings, we expect to continue to have access to the capital markets at a reasonable cost of funds for liquidity purposes if needed.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 3, 2010, our funded debt to total capital ratio was 29%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of July 3, 2010.

In depressed market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce our current spending on our facilities to very low levels. As discussed earlier, capital expenditures decreased 32% from $240.4 million during the first half of 2009 to $163.2 million in the first half of 2010. Capital expenditures for 2010 are projected to be approximately $375 million.

In May 2010, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.36 per share payable on August 11, 2010 to stockholders of record on June 30, 2010. This dividend is Nucor’s 149th consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments and new borrowings under existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months.

In order to partially manage exposure to natural gas price volatility, during the second quarter of 2010 Nucor entered into an agreement with a natural gas exploration and production firm that will involve drilling and completing on-shore natural gas wells in the United States over a seven-year period beginning in June 2010. In addition, certain raw material purchase commitments have been revised since year-end to reflect changes in current pricing of certain raw material inputs as compared to prices in effect at December 31, 2009. These contracts include multi-year commitments and minimum annual purchase requirements and are valued at estimated future prices. Changes in estimated pricing on contracts where we have minimum volume commitments can significantly impact our total obligations from period to period.

The following table sets forth, as of July 3, 2010, both the estimated minimum capital obligations under the natural gas agreement as well as additional incremental raw material purchase commitments since such commitments were presented in our 2009 Annual Report on Form 10-K (in thousands):

	Total	2010	2011-2012	2013-2014	2015 and thereafter
Other unconditional purchase obligations	$665,078	$33,254	$166,269	$199,523	$266,032
Additional raw material purchase commitments	1,173,447	150,690	604,661	358,920	59,176

Total additional contractual obligations	$1,838,525	$183,944	$770,930	$558,443	$325,208

There were no other significant changes to our contractual commitments as presented in our 2009 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At July 3, 2010, accumulated other comprehensive income (loss) includes $81.1 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at July 3, 2010, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$9,800	$24,600
Aluminum	2,892	7,230
Copper	137	342

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10	Senior Officers Long-Term Incentive Plan, Amendment No. 1

10.1	2010 Stock Option and Award Plan

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 3, 2010, filed on August 11, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: August 11, 2010

NUCOR CORPORATION

List of Exhibits to Form 10-Q – July 3, 2010

Exhibit No.	Description of Exhibit

10	Senior Officers Long-Term Incentive Plan, Amendment No. 1

10.1	2010 Stock Option and Award Plan

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 3, 2010, filed on August 11, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements