Form 10-Q
period 2010-10-02
NUCOR CORP
filed 2010-11-10
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 2, 2010

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

315,729,108 shares of common stock were outstanding at October 2, 2010.

Nucor Corporation

Form 10-Q

October 2, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 2, 2010	Oct. 3, 2009	Oct. 2, 2010	Oct. 3, 2009

Net sales	$4,140,069	$3,120,005	$11,990,877	$8,252,352

Costs, expenses and other:
Cost of products sold	3,949,779	3,000,851	11,279,755	8,319,079
Marketing, administrative and other expenses	88,866	96,280	289,230	268,783
Equity in losses of unconsolidated affiliates	5,732	9,633	31,481	69,431
Interest expense, net	37,686	34,725	112,796	99,047

	4,082,063	3,141,489	11,713,262	8,756,340

Earnings (loss) before income taxes and noncontrolling interests	58,006	(21,484)	277,615	(503,988)
Provision for (benefit from) income taxes	7,982	(16,173)	80,179	(180,383)

Net earnings (loss)	50,024	(5,311)	197,436	(323,605)
Earnings attributable to noncontrolling interests	26,529	24,227	51,985	28,915

Net earnings (loss) attributable to Nucor stockholders	$23,495	$(29,538)	$145,451	$(352,520)

Net earnings (loss) per share:
Basic	$0.07	($0.10)	$0.46	($1.12)
Diluted	$0.07	($0.10)	$0.46	($1.12)

Average shares outstanding:
Basic	316,223	315,173	315,842	314,743
Diluted	316,756	315,173	316,483	314,743

Dividends declared per share	$0.36	$0.35	$1.08	$1.05

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 2, 2010	Dec. 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$1,850,093	$2,016,981
Short-term investments	156,495	225,000
Accounts receivable, net	1,468,676	1,116,035
Inventories, net	1,649,605	1,312,903
Other current assets	636,244	511,329

Total current assets	5,761,113	5,182,248

Property, plant and equipment, net	3,847,931	4,013,836

Goodwill	1,831,685	1,803,021

Other intangible assets, net	870,636	902,922

Other assets	949,560	669,877

Total assets	$13,260,925	$12,571,904

LIABILITIES

Current liabilities:
Short-term debt	$3,092	$1,748
Long-term debt due within one year	—	6,000
Accounts payable	817,785	707,038
Salaries, wages and related accruals	236,505	154,997
Accrued expenses and other current liabilities	420,883	357,274

Total current liabilities	1,478,265	1,227,057

Long-term debt due after one year	3,680,200	3,080,200

Deferred credits and other liabilities	672,111	680,358

Total liabilities	5,830,576	4,987,615

EQUITY

Nucor stockholders’ equity:
Common stock	150,158	149,877
Additional paid-in capital	1,701,921	1,675,777
Retained earnings	6,922,580	7,120,218
Accumulated other comprehensive loss, net of income taxes	(37,356)	(41,056)
Treasury stock	(1,509,986)	(1,514,290)

Total Nucor stockholders’ equity	7,227,317	7,390,526

Noncontrolling interests	203,032	193,763

Total equity	7,430,349	7,584,289

Total liabilities and equity	$13,260,925	$12,571,904

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Oct. 2, 2010	Oct. 3, 2009
Operating activities:
Net earnings (loss)	$197,436	$(323,605)
Adjustments:
Depreciation	385,107	367,966
Amortization	53,378	54,138
Stock-based compensation	34,115	43,460
Deferred income taxes	30,150	51,104
Equity in losses of unconsolidated affiliates	31,481	69,431
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(340,933)	92,210
Inventories	(325,549)	1,113,104
Accounts payable	107,902	212,291
Federal income taxes	(48,024)	(381,153)
Salaries, wages and related accruals	86,315	(366,261)
Other	4,863	17,575

Cash provided by operating activities	216,241	950,260

Investing activities:
Capital expenditures	(238,330)	(316,024)
Investment in and advances to affiliates	(427,788)	(60,295)
Repayment of advances to affiliates	48,885	—
Disposition of plant and equipment	18,998	10,486
Acquisitions (net of cash acquired)	(64,885)	(24,714)
Purchases of investments	(240,495)	(261,389)
Proceeds from the sale of investments	309,000	—

Cash used in investing activities	(594,615)	(651,936)

Financing activities:
Net change in short-term debt	1,343	(5,222)
Repayment of long-term debt	(6,000)	(180,400)
Proceeds from issuance of long-term debt, net of discount	598,992	—
Debt issuance costs	(4,050)	—
Issuance of common stock	3,648	3,556
Excess tax benefits from stock-based compensation	(1,500)	(3,200)
Distributions to noncontrolling interests	(42,723)	(186,104)
Cash dividends	(342,863)	(332,096)

Cash provided by (used in) financing activities	206,847	(703,466)

Effect of exchange rate changes on cash	4,639	7,683

Decrease in cash and cash equivalents	(166,888)	(397,459)

Cash and cash equivalents - beginning of year	2,016,981	2,355,130

Cash and cash equivalents - end of nine months	$1,850,093	$1,957,671

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2009. Certain amounts for the prior year have been reclassified to conform to the 2010 presentation.

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

2.	INVENTORIES: Inventories consist of approximately 43% raw materials and supplies and 57% finished and semi-finished products at October 2, 2010 (48% and 52%, respectively, at December 31, 2009). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 49% of total inventories as of October 2, 2010 (48% as of December 31, 2009). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $597.4 million higher at October 2, 2010 ($456.4 million higher at December 31, 2009). Use of the lower of cost or market method reduced inventories by $4.9 million at October 2, 2010 ($9.2 million at December 31, 2009).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $5.15 billion at October 2, 2010 ($4.78 billion at December 31, 2009).

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended October 2, 2010 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2009	$268,466	$780,628	$665,075	$88,852	$1,803,021
Acquisitions	—	—	14,841	—	14,841
Translation	—	13,823	—	—	13,823

Balance at October 2, 2010	$268,466	$794,451	$679,916	$88,852	$1,831,685

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2009 and concluded that there was no impairment of goodwill for any of our reporting units. The annual evaluation performed in 2009 used forward-looking projections and included significant expected medium to long-term improvements in the future cash flows of two of Nucor’s reporting units, Buildings Group and Steel Trading. As a result of the global economic recession, operating results of each of these reporting units declined significantly in the fourth quarter of 2008 and, consistent with our expectations, remained depressed through the third quarter of 2010. Nucor expects operating results of these two units to improve when general economic conditions improve. If Nucor’s assessment of the relevant facts and circumstances changes, economic conditions fail to improve, or actual performance in any of these or other reporting units falls short of expected results, noncash impairment charges may be required. Total goodwill associated with the Buildings Group and Steel Trading reporting units as of October 2, 2010 were $165.3 million and $88.9 million, respectively. An impairment of goodwill may also lead Nucor to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Buildings Group and Steel Trading reporting units as of October 2, 2010 were $86.2 million and $13.0 million, respectively.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	October 2, 2010		December 31,2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$942,677	$189,136	$922,839	$142,886
Trademarks and trade names	123,390	17,834	122,136	13,159
Other	27,869	16,330	27,869	13,877

	$1,093,936	$223,300	$1,072,844	$169,922

Intangible asset amortization expense was $17.5 million and $18.1 million in the third quarter of 2010 and 2009, respectively, and was $53.4 million and $54.1 million in the first nine months of 2010 and 2009, respectively. Annual amortization expense is estimated to be $69.7 million in 2010; $64.4 million in 2011; $61.4 million in 2012; $57.9 million in 2013; and $55.8 million in 2014.

5.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $811.4 million at October 2, 2010 ($582.5 million at December 31, 2009) and is recorded in other assets in the condensed consolidated balance sheets.

In 2008, Nucor acquired a 50% economic and voting interest in Duferdofin Nucor S.r.l., an Italian steel manufacturer. Nucor accounts for the investment in Duferdofin Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at October 2, 2010 was $545.3 million ($534.0 million at December 31, 2009). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $77.2 million at October 2, 2010, resulting in a basis difference of $468.1 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($331.5 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Nucor’s 50% share of amortization expense and other purchase accounting adjustments associated with the fair value step-up was $2.8 million and $2.9 million in the third quarter of 2010 and 2009, respectively, and was $8.5 million and $12.1 million in the first nine months of 2010 and 2009, respectively.

During the first quarter of 2010, Duferdofin Nucor repaid €35 million ($48.9 million as of the payment date) of notes receivable that were outstanding with Nucor as of December 31, 2009. Nucor subsequently contributed additional capital in the form of equity of €45 million ($63.7 million as of the contribution date) to the joint venture. Also, Nucor recorded two additional notes receivable from Duferdofin Nucor with a total value of €20 million ($27.5 million as of October 2, 2010). The notes receivable bear interest at the twelve-month Euro Interbank Offered Rate (Euribor) as of the date of the notes plus 1% per year. The interest rates were reset on September 30, 2010 to the Euribor twelve month rate as of that date plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of October 2, 2010.

In September 2010, Nucor issued a guarantee for our ownership percentage (50%) of up to €112.5 million of Duferdofin Nucor’s credit facilities. As of October 2, 2010, Duferdofin Nucor had €76.6 million outstanding under the applicable credit facilities. The portion of the amount outstanding that was guaranteed by Nucor was €38.3 million ($52.6 million). Nucor has not recorded any liability associated with the guarantee.

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

Nucor’s investment in NuMit at October 2, 2010 was $226.8 million, comprised of the purchase price of approximately $221.3 million plus equity method earnings since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC for a loan made at closing and has extended an $85.0 million line of credit (of which $70.0 million was outstanding at October 2, 2010) to Steel Technologies. The note receivable bears interest at the three month London Interbank Offered Rate (LIBOR) plus 90 basis points, and it matures on October 21, 2014. As of October 2, 2010, the line of credit bears interest at the one month LIBOR rate plus 300 basis points, and it matures on March 31, 2011. The note receivable was classified in other assets and the line of credit was classified in other current assets in the condensed consolidated balance sheets as of October 2, 2010.

Nucor reviews its equity investments for impairment if and when circumstances indicate a potential loss in value of an investment that is an other than temporary decline. In the fourth quarter of 2009, the Company concluded it had a triggering event requiring assessment for impairment of its equity investment in Duferdofin Nucor due to the significant decline in the global demand for steel, which has significantly impacted the financial results of the equity investment. Based on the results of the impairment analysis, the Company determined that the estimated fair value of our investment in Duferdofin Nucor approximated the carrying value as of December 31, 2009. Nucor determined the estimated fair value of our investment in Duferdofin Nucor using a discounted cash flow model, based on a weighted-average of multiple discounted cash flow scenarios. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. The Company will continue to monitor trends in the global demand for steel, specifically within the European and North African markets in which Duferdofin Nucor operates. It is possible that the estimates used in our valuation as of December 31, 2009 could change based on actual performance or other events and result in a determination that there is an other than temporary impairment of our investment.

6.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $62.4 million at October 2, 2010 ($73.7 million at December 31, 2009). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $114.4 million at October 2, 2010 ($114.2 million at December 31, 2009).

7.	DEBT: In September 2010, Nucor issued $600.0 million of 4.125% unsecured notes due in 2022. Net proceeds of the issuance were $594.9 million. Costs of $5.1 million associated with the issuance have been capitalized and will be amortized over the life of the notes.

8.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings (loss), as appropriate.

At October 2, 2010, natural gas swaps covering 20.6 million MMBTUs (extending through December 2012) and foreign currency contracts with a notional value of $13.6 million (extending through November 2010) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Values of Derivative Instruments

		Fair Value at
	Balance Sheet Location	Oct. 2, 2010	Dec. 31, 2009
Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$—	$445

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(400)	$(23,000)
Commodity contracts	Deferred credits and other liabilities	(64,400)	(72,900)

Total liability derivatives designated as hedging instruments		(64,800)	(95,900)

Liability derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	(120)	—
Commodity contracts	Accrued expenses and other current liabilities	(2,486)	(3,665)

Total liability derivatives not designated as hedging instruments		(2,606)	(3,665)

Total liability derivatives		$(67,406)	$(99,565)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		Oct. 2, 2010	Oct. 3, 2009	Oct. 2, 2010	Oct. 3, 2009	Oct. 2, 2010	Oct. 3, 2009

Commodity contracts	Cost of products sold	$(6,702)	$(604)	$(9,420)	$(10,754)	$—	$300

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
		Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended
		Oct. 2, 2010	Oct. 3, 2009	Oct. 2, 2010	Oct. 3, 2009	Oct. 2, 2010	Oct. 3, 2009

Commodity contracts	Cost of products sold	$(29,967)	$(35,896)	$(25,619)	$(30,582)	$1,100	$(2,100)

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivative		Amount of Gain or (Loss) Recognized in Earnings on Derivative
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Three Months (13 weeks) Ended		Nine Months (39 weeks) Ended
		Oct. 2, 2010	Oct. 3, 2009	Oct. 2, 2010	Oct. 3, 2009

Commodity contracts	Cost of products sold	$(7,443)	$(1,013)	$2,091	$1,201

Foreign exchange contracts	Cost of products sold	77	(1,650)	233	(2,920)

Total		$(7,366)	$(2,663)	$2,324	$(1,719)

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of October 2, 2010 and December 31, 2009 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of October 2, 2010
Assets:
Cash equivalents	$1,747,615	$1,747,615	—	—
Short-term investments	156,495	156,495	—	—

Total assets	$1,904,110	$1,904,110	—	—

Liabilities:
Foreign exchange and commodity contracts	$(67,406)	—	$(67,406)	—

As of December 31, 2009
Assets:
Cash equivalents	$1,907,066	$1,907,066	$—
Short-term investments	225,000	225,000	—
Foreign exchange contracts	445	—	445

Total assets	$2,132,511	$2,132,066	$445	—

Liabilities:
Commodity contracts	$(99,565)	—	$(99,565)	—

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

The fair value of long-term debt, including current maturities, was approximately $4.08 billion at October 2, 2010 ($3.30 billion at December 31, 2009). The fair value estimates were based on readily available market prices of our debt at October 2, 2010 and December 31, 2009, or similar debt with the same maturities, rating and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $36.3 million of accrued environmental costs at October 2, 2010 ($37.4 million at December 31, 2009), $9.8 million was classified in accrued expenses and other current liabilities ($15.9 million at December 31, 2009) and $26.5 million was classified in deferred credits and other liabilities ($21.5 million at December 31, 2009) in the condensed consolidated balance sheets.

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The cases are filed as class actions. The plaintiffs allege that from January 2005 to the present, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief. Although we believe the plaintiffs’ claims are without merit and are vigorously defending against them, we cannot at this time predict the outcome of this litigation or determine Nucor’s potential exposure.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. In the opinion of management, no such matters exist which, in the event of an unfavorable outcome, would have a material effect on the condensed consolidated financial statements.

11.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted prior to 2006 were exercisable six months after grant date and have a term of seven years. The stock options granted in 2010 are exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options. A summary of activity under Nucor’s stock option plans for the nine months ended October 2, 2010 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,060	$21.95
Granted	242	$41.43
Exercised	(265)	$13.66		$7,178
Canceled	—	—

Outstanding at October 2, 2010	1,037	$28.62	3.2 years	$11,245

Options exercisable at October 2, 2010	795	$24.72	1.3 years	$11,245

Compensation expense for stock options was $0.3 million in the third quarter and $0.4 million for the first nine months of 2010 (none in 2009). As of October 2, 2010, unrecognized compensation expense related to options was $3.3 million, which is expected to be recognized over 2.7 years. The amount of cash received from the exercise of stock options totaled $1.8 million and $3.6 million in the third quarter and first nine months of 2010, respectively.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first nine months of 2010 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,464	$54.69
Granted	462	$43.05
Vested	(699)	$55.34
Canceled	(10)	$49.88

Unvested at October 2, 2010	1,217	$49.94

Shares reserved for future grants (stock options and RSUs)	14,782

Compensation expense for RSUs was $7.6 million and $9.9 million in the third quarter of 2010 and 2009, respectively, and $30.1 million and $38.2 million in the first nine months of 2010 and 2009, respectively. As of October 2, 2010, unrecognized compensation expense related to unvested RSUs was $42.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first nine months of

2010 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	240	$50.75
Granted	131	$44.82
Vested	(227)	$48.62
Canceled	—	$0.00

Unvested at October 2, 2010	144	$44.49

Shares reserved for future grants	1,600

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.0 million and $1.9 million in the third quarter of 2010 and 2009, respectively, and was $3.5 million and $5.2 million in the first nine months of 2010 and 2009, respectively. At October 2, 2010, unrecognized compensation expense related to unvested restricted stock was $2.0 million, which is expected to be recognized over a weighted-average period of 1.4 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $3.4 million and $2.0 million in the third quarter of 2010 and 2009, respectively, and was $24.3 million and $7.5 million in the first nine months of 2010 and 2009, respectively.

13.	INTEREST EXPENSE: The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Interest expense	$39,618	$37,168	$117,723	$112,327
Interest income	(1,932)	(2,443)	(4,927)	(13,280)

Interest expense, net	$37,686	$34,725	$112,796	$99,047

14.	INCOME TAXES: Nucor has substantially concluded U.S. federal income tax matters for years through 2006. The 2007, 2008 and 2009 tax years are open to examination by the Internal Revenue Service (“IRS”). The tax years 2007 through 2009 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

15.	STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, Nucor Trading S.A. and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2009	$7,390,526	$193,763	$7,584,289

Comprehensive income (loss):
Net earnings	145,451	51,985	197,436
Net unrealized loss on hedging derivatives, net of income taxes	(29,967)	—	(29,967)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	25,619	—	25,619
Foreign currency translation gain	8,048	7	8,055

Total comprehensive income	149,151	51,992	201,143
Stock options	4,040	—	4,040
Issuance of stock under award plans, net of forfeitures	24,889	—	24,889
Amortization of unearned compensation	1,800	—	1,800
Dividends declared	(343,089)	—	(343,089)
Distributions to noncontrolling interests	—	(42,723)	(42,723)

Stockholders’ equity at October 2, 2010	$7,227,317	$203,032	$7,430,349

Stockholders’ equity at December 31, 2008	$7,929,204	$327,477	$8,256,681

Comprehensive income (loss):
Net earnings (loss)	(352,520)	28,915	(323,605)
Net unrealized loss on hedging derivatives, net of income taxes	(35,896)	—	(35,896)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	30,582	—	30,582
Foreign currency translation gain	132,279	179	132,458

Total comprehensive income (loss)	(225,555)	29,094	(196,461)
Stock options	3,556	—	3,556
Issuance of stock under award plans, net of forfeitures	36,069	—	36,069
Amortization of unearned compensation	2,800	—	2,800
Dividends declared	(332,621)	—	(332,621)
Distributions to noncontrolling interests	—	(186,104)	(186,104)

Stockholders’ equity at October 3, 2009	$7,413,453	$170,467	$7,583,920

The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net earnings (loss)	$50,024	$(5,311)	$197,436	$(323,605)
Net unrealized loss on hedging derivatives, net of income taxes	(6,702)	(604)	(29,967)	(35,896)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	9,420	10,754	25,619	30,582
Foreign currency translation gain	58,273	77,851	8,055	132,458

Comprehensive income (loss)	111,015	82,690	201,143	(196,461)
Comprehensive income attributable to noncontrolling interests	(26,530)	(24,322)	(51,992)	(29,094)

Comprehensive income (loss) attributable to Nucor stockholders	$84,485	$58,368	$149,151	$(225,555)

16.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company (“DJJ”), a scrap broker and processor; Nu-Iron Unlimited, a facility that produces direct reduced iron used by the steel mills; and certain equity method investments. The “All other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

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

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales to external customers:
Steel mills	$2,798,419	$2,070,202	$8,285,773	$5,155,726
Steel products	794,289	681,331	2,093,017	2,089,093
Raw materials	463,515	289,072	1,364,340	803,871
All other	83,846	79,400	247,747	203,662

	$4,140,069	$3,120,005	$11,990,877	$8,252,352

Intercompany sales:
Steel mills	$451,792	$307,098	$1,255,562	$734,859
Steel products	12,351	7,239	33,533	20,580
Raw materials	1,839,956	1,316,800	6,156,283	2,276,663
All other	2,248	2,015	6,988	7,357
Corporate/eliminations	(2,306,347)	(1,633,152)	(7,452,366)	(3,039,459)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$231,803	$(55,914)	$652,450	$(488,215)
Steel products	(40,826)	(19,723)	(143,817)	(70,948)
Raw materials	7,444	2,885	93,997	(60,273)
All other	(613)	1,619	3,955	(11,782)
Corporate/eliminations	(139,802)	49,649	(328,970)	127,230

	$58,006	$(21,484)	$277,615	$(503,988)

	October 2, 2010	Dec. 31, 2009
Segment assets:
Steel mills	$6,035,825	$5,446,028
Steel products	2,935,073	2,707,678
Raw materials	2,592,543	2,417,649
All other	149,192	138,286
Corporate/eliminations	1,548,292	1,862,263

	$13,260,925	$12,571,904

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Basic net earnings (loss) per share:
Basic net earnings (loss)	$23,495	$(29,538)	$145,451	$(352,520)
Earnings allocated to participating securities	(436)	(524)	(1,392)	(1,436)

Net earnings (loss) available to common stockholders	$23,059	$(30,062)	$144,059	$(353,956)

Average shares outstanding	316,223	315,173	315,842	314,743

Basic net earnings (loss) per share	$0.07	($0.10)	$0.46	($1.12)

Diluted net earnings (loss) per share:
Diluted net earnings (loss)	$23,495	$(29,538)	$145,451	$(352,520)
Earnings allocated to participating securities	(436)	(524)	(1,392)	(1,436)

Net earnings (loss) available to common stockholders	$23,059	$(30,062)	$144,059	$(353,956)

Diluted average shares outstanding:
Basic shares outstanding	316,223	315,173	315,842	314,743
Dilutive effect of stock options and other	533	—	641	—

	316,756	315,173	316,483	314,743

Diluted net earnings (loss) per share	$0.07	($0.10)	$0.46	($1.12)

The number of shares that were not included in the diluted net earnings per share calculation, because to do so would have been antidilutive, was immaterial for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron and scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of non-residential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (6) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (7) fluctuations in currency conversion rates; (8) U.S. and foreign trade policy affecting steel imports or exports; (9) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions, which could increase our energy costs and our capital expenditures and operating costs; (10) the cyclical nature of the steel industry; (11) capital investments and their impact on our performance; and (12) our safety performance.

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

In April 2010, Nucor acquired a 50% economic and voting interest in NuMit LLC for approximately $221.3 million. NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 23 sheet processing facilities throughout the U.S., Canada, and Mexico. Nucor has extended a $40.0 million loan and an $85.0 million line of credit (of which $70.0 million was outstanding at October 2, 2010) to Steel Technologies. Since Nucor accounts for this equity method investment on a one-month lag, only five months of NuMit’s earnings have been included in Nucor’s results for the first nine months of 2010.

In September 2010, Nucor announced the selection of St. James Parish, Louisiana, for the construction of a planned $750 million iron making facility, subject to receipt of all requisite environmental permits. The 2,500,000 tons annual capacity iron making facility will use direct reduction technology to convert natural gas and iron ore pellets into high quality direct reduced iron (“DRI”) used by Nucor’s steel mills, along with recycled scrap, in producing numerous high quality steel products such as sheet, plate and SBQ steel. The DRI facility is the first phase of a multi-phase plan that could include an additional DRI facility, coke plant, blast furnace, pellet plant and steel mill. Nucor anticipates issuing approximately $600 million in Gulf Zone Opportunity Bonds prior to year-end to partially fund the capital costs of the project.

During the second quarter of 2010, Nucor entered into an agreement with a natural gas exploration and production firm that will involve drilling and completing on-shore natural gas wells in U.S.-based proven reserves over a seven-year period beginning in June 2010. Natural gas generated and sold by this working interest drilling program will offset exposure to the volatility of the price of gas consumed by our future Louisiana iron making facility.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 71%, 54% and 71%, respectively, in the first nine months of 2010, compared with 53%, 49% and 52%, respectively, in the first nine months of 2009.

Results of Operations

Net Sales Net sales to external customers by segment for the third quarter and first nine months of 2010 and 2009 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change

Steel mills	$2,798,419	$2,070,202	35%	$8,285,773	$5,155,726	61%
Steel products	794,289	681,331	17%	2,093,017	2,089,093	—
Raw materials	463,515	289,072	60%	1,364,340	803,871	70%
All other	83,846	79,400	6%	247,747	203,662	22%

Net sales	$4,140,069	$3,120,005	33%	$11,990,877	$8,252,352	45%

Net sales for the third quarter of 2010 increased 33% from the third quarter of 2009. Average sales price per ton increased 20% from $610 in the third quarter of 2009 to $735 in the third quarter of 2010, while total tons shipped to outside customers increased 10% from the same period last year.

Net sales for the first nine months of 2010 increased 45% from last year. Average sales price per ton increased 13% from $638 in the first nine months of 2009 to $719 in the first nine months of 2010, while total tons shipped to outside customers increased 29% from the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change

Steel production	4,426	4,433	—	13,786	10,276	34%

Outside steel shipments	3,993	3,705	8%	11,981	8,707	38%
Inside steel shipments	709	607	17%	2,024	1,412	43%

Total steel shipments	4,702	4,312	9%	14,005	10,119	38%

Net sales for the steel mills segment increased 35% from the third quarter of 2009 due to the 8% increase in tons sold to outside customers combined with a 25% increase in the average sales price per ton from $559 to $701.

The 61% increase in sales from the first nine months of 2009 to the first nine months of 2010 in the steel mills segment was primarily attributable to the 38% increase in tons sold to outside customers combined with an 17% increase in the average sales price per ton from $593 to $692.

Selected tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Nine Months (39 weeks) Ended
	October 2, 2010	October 3, 2009	% Change	October 2, 2010	October 3, 2009	% Change
Joist production	71	69	3%	202	194	4%
Deck sales	81	84	-4%	230	232	-1%
Cold finish sales	123	87	41%	351	243	44%
Fabricated concrete reinforcing steel sales	291	280	4%	751	743	1%

The 17% increase in the steel products segment’s sales for the third quarter was due to a 13% increase in volume and a 3% increase in the average sales price per ton from $1,158 to $1,198.

The slight increase in the steel product segment’s sales for the first nine months of the year was attributable to a 12% increase in volume offset by the 10% decrease in the average sales price per ton from $1,299 to $1,171.

The sales for the raw materials segment increased 60% from the third quarter of 2009 to the third quarter of 2010 due to increased average sales price per ton combined with increased volume. The sales for the raw materials segment increased 70% from the first nine months of 2009 to the first nine months of 2010 primarily due to increased average sales price per ton and, to a lesser extent, to increased volume.

In the third quarter of 2010, approximately 85% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 15% of the outside sales were from the scrap processing facilities (84% and 15%, respectively, in the third quarter of 2009). In the first nine months of 2010, approximately 88% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 12% of the outside sales were from the scrap processing facilities (77% and 22%, respectively, in the first nine months of 2009).

The “All other” category includes Nucor’s steel trading businesses. The quarter over quarter increase in sales is due to increased sales price per ton, offset by a decrease in volume. The year over year increase in sales is primarily due to increased pricing.

Gross Margins For the third quarter of 2010, Nucor recorded gross margins of $190.3 million (5%), compared to $119.2 million (4%) in the third quarter of 2009. The year-over-year dollar and gross margin percentage increases were the result of a 20% increase in the average sales price per ton and a 10% increase in total shipments to outside customers. Additionally, the increases were due to the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton increased 18% from $299 in the third quarter of 2009 to $354 in the third quarter of 2010; however, metal margins (the difference between the selling price of steel and the cost of scrap and scrap substitutes) also increased. In the third quarter of 2009, the sheet mills consumed higher-cost iron units, in particular pig iron inventories, which were purchased prior to the collapse of both the economy and scrap/pig iron pricing in the fourth quarter of 2008. As a result, gross margins in the third quarter of 2009 were compressed.

•

Pre-operating and start-up costs of new facilities decreased to $41.9 million in the third quarter of 2010, compared with $47.1 million in the third quarter of 2009. In 2010, these costs primarily related to the special bar quality (“SBQ”) mill in Memphis, Tennessee, and the galvanizing line in Decatur, Alabama.

The increases in gross margins were partially offset by increased energy costs. Energy costs increased approximately $4 per ton from the prior year period due to higher electricity unit costs.

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was negatively impacted by a LIFO charge of $50.0 million in the third quarter of 2010, compared with a credit of $120.0 million in the third quarter of 2009. The current year LIFO charge reflects management’s expectations of increasing costs and quantities in inventory at December 31, 2010 relative to prior year-end. The LIFO credit in the same period in 2009 was attributable to management’s expectations in the prior year of decreasing costs and quantities in inventory at December 31, 2009 relative to December 31, 2008.

For the first nine months of 2010, Nucor recorded gross margins of $711.1 million (6%), compared to ($66.7) million  (-1%) in the first nine months of 2009. The year-over-year dollar and gross margin percentage increases were the result of a 13% increase in the average sales price per ton and the 29% increase in total shipments to outside customers. Additionally, the increases were due to the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton increased 12% from $312 in the first nine months of 2009 to $348 in the first nine months of 2010; however, metal margins also increased.

•	Energy costs decreased $4 per ton from the prior year period due to efficiency improvements derived from increased utilization rates across all product lines.

The increase in gross margin was partially offset by a LIFO charge of $141.0 million in the first nine months of 2010, compared with a LIFO credit of $350.0 million in the first nine months of 2009. Also partially offsetting the increase in gross margin were increased pre-operating and start-up costs of new facilities, which increased to $135.8 million in the first nine months of 2010, compared to $111.9 million in the first nine months of 2009. In 2010, these costs primarily related to the SBQ mill in Memphis, Tennessee, and the galvanizing line in Decatur, Alabama.

Marketing, Administrative and Other Expenses Two major components of marketing, administrative and other expenses are freight and profit sharing costs. Although total freight costs increased 22% from the prior year quarter, unit freight costs increased only 9%. Total freight costs increased 17% from the first nine months of 2009, while unit freight costs increased 5%. Unit freight costs did not increase the same magnitude as total freight costs due to efficiencies created by increased shipments. Profit sharing costs, which are based upon and fluctuate with pre-tax earnings, increased over 2009 due to Nucor’s increased profitability. No profit sharing costs were incurred in the first nine months of 2009 due to Nucor reporting a consolidated net loss for the period.

In the third quarter of 2009, marketing, administrative and other expenses were also impacted by $12.3 million of one-time charges related to the amendment or termination of certain purchase contracts.

Equity in Losses of Unconsolidated Affiliates Equity method investment losses were $5.7 million and $9.6 million in the third quarter of 2010 and 2009, respectively, and were $31.5 and $69.4 million in the first nine months of 2010 and 2009, respectively. The decrease in the equity method investment losses is primarily due to the pre-tax charge to write-down inventories to the lower of cost or market at Duferdofin Nucor S.r.l. of $45.8 million in the first nine months of 2009 (none in 2010).

Interest Expense Net interest expense for the third quarter and first nine months of 2010 and 2009 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Interest expense	$39,618	$37,168	$117,723	$112,327
Interest income	(1,932)	(2,443)	(4,927)	(13,280)

Interest expense, net	$37,686	$34,725	$112,796	$99,047

In the third quarter of 2010, gross interest expense increased 7% over the prior year primarily due to a decrease in capitalized interest as assets were placed into service. Gross interest income decreased 21% due to a significant decrease in average investments.

Gross interest expense increased 5% from the first nine months of 2009 to the first nine months of 2010 due to a decrease in capitalized interest as assets were placed into service. Gross interest income decreased 63% due to a significant decrease in the average interest rate earned on investments combined with a 31% decrease in average investments.

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

Provision for Income Taxes Nucor had an effective tax rate of 13.8% in the third quarter of 2010 compared with 75.3% in the third quarter of 2009. The effective tax rate for the third quarter of 2009 is not meaningful for comparative purposes due to the low level of pre-tax loss for the period. The effective tax rate for the third quarter of 2010 was greatly impacted by the change in relative proportion of net earnings attributable to noncontrolling interests to total pre-tax earnings and the impact of the reversal of tax reserves due to closing of the statute of limitations.

The effective tax rate in the first nine months of 2010 was 28.9% compared with 35.8% in the first nine months of 2009. The changes in the rate between the periods are primarily due to the changes in relative proportions of net earnings or loss attributable to noncontrolling interests and equity method investments to total pre-tax earnings or loss. The IRS has substantially concluded U.S. federal income tax matters for Nucor’s 2005 and 2006 federal income tax returns.

Net Earnings and Return on Equity Nucor reported net earnings of $23.5 million, or $0.07 per diluted share, in the third quarter of 2010 compared to consolidated net loss of $29.5 million, or $0.10 per diluted share, in the third quarter of 2009. Net earnings (loss) attributable to Nucor stockholders as a percentage of net sales were 1% in the third quarter of 2010 and (1%) in the third quarter of 2009.

Nucor reported consolidated net earnings of $145.5 million, or $0.46 per diluted share, in the first nine months of 2010, compared to a consolidated net loss of $352.5 million, or $1.12 per diluted share, in the first nine months of 2009. Net earnings (loss) attributable to Nucor stockholders as a percentage of net sales were 1% and (4%), respectively, in the first nine months of 2010 and 2009. Return on average stockholders’ equity was approximately 2.6% and (6.1%) in the first nine months of 2010 and 2009, respectively.

Outlook Operating results excluding LIFO deteriorated from the second quarter, primarily due to lower margins stemming from lower realized selling prices on most steel mill products. This performance is due to a general slowdown taking place across all product lines. The economy has entered into a period of increased uncertainty, both in the U.S. and globally. The fourth quarter may indeed turn out to be our most challenging quarter of the year. The most challenging markets for our products continue to be those associated with residential and non-residential construction, which continue to show little, if any, strength. This is true for our downstream businesses, particularly rebar fabrication where pricing has continued to deteriorate because of extremely weak demand. It is also true for our sheet and plate mills, which compete in an over-supplied market that has been further pressured by recent new sheet capacity.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2010 represented approximately 4% of sales and consistently pays within terms. We have only a small exposure to the U.S. automotive industry. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

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

Liquidity and Capital Resources

Nucor generated cash provided by operating activities of $216.2 million in the first nine months of 2010, compared with $950.3 million in the first nine months of 2009. The increase in net earnings period over period was offset by changes in operating assets and liabilities of ($515.4) million in the first nine months of the current year compared with $687.8 million in the first nine months of the prior year. The funding of working capital (primarily accounts receivable and inventories) increased in the first nine months of 2010 due to higher levels of operations in 2010.

The current ratio was 3.9 at the end of the third quarter of 2010 and 4.2 at year-end 2009. Accounts receivable and inventories increased 32% and 26%, respectively, since year-end, while quarterly net sales increased 41% from the fourth quarter of 2009. The increases in accounts receivable and inventories are due to higher sales prices and the increased cost of raw materials in the current year as compared to the fourth quarter of 2009, combined with increased volumes. In the first nine months of 2010, total accounts receivable turned approximately monthly and inventories turned approximately every five to six weeks. These turnover rates are comparable to Nucor’s historical performance, in contrast to the slower rates experienced in 2009. The current ratio was also impacted by the 16% increase in accounts payable, which is primarily attributable to the increased cost of raw materials. In addition, salaries, wages and related accruals increased primarily due to the increase in profit sharing.

Cash used in investing activities decreased $57.3 million from the prior year period primarily due to increased net proceeds from the sale of investments and lower capital expenditures. These decreases in cash used in investing activities were partially offset by increased investments in and advances to affiliates, mainly NuMit LLC and Duferdofin Nucor S.r.l.

Cash provided by financing activities was $206.8 million in the first nine months of 2010, compared with cash used by financing activities of $703.5 million in the prior year period. This fluctuation was primarily due to the issuance in the third quarter of 2010 of $600 million of 4.125% unsecured notes due 2022. Net proceeds of the issuance were $594.9 million. Also contributing to the fluctuation was the $175.0 million repayment of long-term debt in January 2009 (only $6.0 million of debt matured in the first nine months of 2010) and the $143.4 million decrease in distributions to noncontrolling interests. These distributions are made based on the mutual agreement of the general partners.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $2.01 billion as of October 2, 2010, and our $1.3 billion revolving credit facility is undrawn and does not expire until November 2012. We have no long-term debt maturing until 2012. Furthermore, 75% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We currently carry the highest credit ratings of any metals and mining company in North America with an A rating from both Standard & Poors and Moody’s. Based upon these ratings we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 2, 2010, our funded debt to total capital ratio was 33%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of October 2, 2010.

In depressed market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce our current spending on our facilities to very low levels. As discussed earlier, capital expenditures decreased 25% from $316.0 million during the first nine months of 2009 to $238.3 million in the first nine months of 2010. Capital expenditures for 2010 are projected to be approximately $360 million.

In September 2010, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.36 per share payable on November 11, 2010 to stockholders of record on September 30, 2010. This dividend is Nucor’s 150th consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments and new borrowings under existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Subsequent to the end of the third quarter, we received approximately $345.0 million in federal income tax refunds due the Company that had been recorded as a current receivable as a component of other current assets at October 2, 2010.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At October 2, 2010, accumulated other comprehensive income (loss) includes $78.4 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at October 2, 2010, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$9,900	$24,900
Aluminum	5,229	13,072
Copper	1,384	3,460

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk through its operations in Canada, Europe, Trinidad and Australia. We periodically use derivative contracts to mitigate the risk of currency fluctuations.

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

Changes in Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the course of normal compliance evaluation in 2008 at our steel mill in Marion, Ohio, we discovered and self-disclosed to the Ohio Environmental Protection Agency (the “Ohio EPA”) that the facility had failed to properly permit modifications to its power supply. The Ohio EPA has since issued notices of violation for this incident and ancillary issues arising from it. Although the initial notice of violation indicated that the Ohio EPA had not decided whether to seek civil penalties, the Ohio EPA has subsequently informed us that a civil penalty will be assessed. We do not believe that the amount of the civil penalty will have a material adverse effect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10	Form of Stock Option Award Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 2, 2010, filed on November 10, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: November 10, 2010

NUCOR CORPORATION

List of Exhibits to Form 10-Q – October 2, 2010

Exhibit No.	Description of Exhibit

10	Form of Stock Option Award Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 2, 2010, filed on November 10, 2010, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements