Form 10-K
period 2010-12-31
NUCOR CORP
filed 2011-02-28
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 1-4119

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates was approximately $11.72 billion based upon the closing sales price of the registrant’s common stock on the last day of our most recently completed second fiscal quarter, July 3, 2010.

315,900,930 shares of common stock were outstanding at February 18, 2011.

Documents incorporated by reference include: Portions of 2010 Annual Report (Parts I, II and IV), and Notice of 2011 Annual Meeting of Stockholders and Proxy Statement (Part III) to be filed within 120 days after Nucor’s fiscal year end.

Nucor Corporation

i

PART I

Item 1.	Business

Overview

Nucor Corporation and its affiliates (“Nucor” or the “Company”) manufacture steel and steel products. The Company also produces direct reduced iron (“DRI”) for use in the Company’s steel mills. Through The David J. Joseph Company and its affiliates (“DJJ”), which the Company acquired in 2008, the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (“HBI”) and DRI. Most of the Company’s operating facilities and customers are located in North America, but increasingly, Nucor is doing business outside of North America as well. The Company’s operations include several international trading companies that buy and sell steel and steel products manufactured by the Company and others.

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2010, we recycled approximately 17 million tons of scrap steel.

General Development of our Business in Recent Years

Nucor has employed a multi-pronged growth strategy in recent years that allows for flexibility and the ability to capitalize on growth opportunities as they arise. The four prongs of that growth strategy have been: (1) optimizing existing operations, (2) growing through developing greenfield projects that capitalize on new technologies and unique marketplace opportunities, (3) acquiring other companies that will strengthen Nucor’s position as North America’s most diversified producer of steel and steel products and (4) growing internationally with an emphasis on leveraging strategic partnerships and new technologies.

Optimizing our existing operations has primarily involved targeting a significant portion of our capital expenditures each year on projects that will enhance the productivity and efficiency of our existing facilities. We have also capitalized upon any production downtime during the economic downturn of the past few years to develop new product offerings at our existing operations. Growing through greenfield projects has included the construction of our special bar quality steel mill in Memphis, Tennessee, which we completed in 2009. We also began commercial production in 2009 at a new facility in Blytheville, Arkansas, which uses breakthrough Castrip® technology to strip cast molten steel into near final shape and thickness with minimal hot or cold rolling, allowing lower investment and operating costs. The Castrip technology also reduces the overall environmental impact of producing steel by generating significantly lower emissions than traditional steel producing technologies. In late 2010, we announced that we have selected St. James Parish, Louisiana as the site where we plan to construct a new DRI facility with a capacity of 2,500,000 tons of DRI per year.

The pace at which we have been acquiring other companies slowed dramatically in late 2008, but in the preceding four years we completed numerous acquisitions. Since late 2006 our annual capacity to produce downstream value-added products has more than doubled to over 4.5 million tons through acquisitions of a steel decking producer, fabricators of rebar, cold finished bars and steel grating, a manufacturer of metal buildings and a wire mesh fabricator. The acquisition of DJJ in the spring of 2008 was a key part of our strategy to better manage the supply of ferrous scrap metal, the primary raw material used by our electric arc furnace steel mills.

In 2008 we grew internationally, by opening a European office and entering into a joint investment with Duferco S.A., Duferdofin Nucor S.r.l., which operates a one million tons-per-year steel melt shop with a bloom billet caster in Brescia, Italy and four rolling mills located throughout Italy. The customers for the products produced by Duferdofin Nucor S.r.l. are primarily steel service centers and distributors located in Italy, southern Europe and North Africa.

In 2010, we entered into an agreement with Mitsui & Co. (U.S.A.) to form a newly created company, NuMit LLC, in which we own a 50% economic and voting interest. NuMit LLC owns 100% of the equity interest in Steel Technologies LLC, which operates 23 sheet processing facilities located throughout the United States, Canada and Mexico.

Segments

Nucor reports its results in three segments: steel mills, steel products and raw materials. Net sales to external customers, intercompany sales, depreciation expense, amortization expense, earnings (loss) before income taxes and noncontrolling interests, assets and capital expenditures by segment for each of the three fiscal years in the three-year period ended December 31, 2010 are set forth in Note 22 of the Notes to Consolidated Financial Statements included in Nucor’s 2010 Annual Report, which is hereby incorporated by reference. The steel mills are Nucor’s dominant segment representing approximately 69% of the Company’s sales to external customers in the fiscal year ended December 31, 2010.

Principal Products Produced

In the steel mills segment, Nucor produces sheet steel (hot and cold-rolled), plate steel, structural steel (wide-flange beams, beam blanks and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, the Company produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal.

Markets and Marketing

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada, Mexico and, increasingly, elsewhere in the world. Nucor produces hot-rolled and cold-rolled sheet steel in standard grades and to customers’ specifications while maintaining inventories to fulfill anticipated orders. In 2010, approximately 40% of our sheet steel sales were to contract customers. These contracts permit price adjustments to reflect changes in prevailing raw material costs and typically have terms ranging from six to twelve months. The balance of our sheet steel sales was in the spot market at prevailing prices at the time of sale.

Our plate, structural, reinforcing and merchant bar steel come in standard sizes and grades, whereby we maintain inventory levels to meet our customers’ expected orders. In addition, our bar mill group manufactures hot-rolled special bar quality products to exacting specifications primarily servicing the automotive, energy, agricultural, heavy equipment and transportation sectors. Almost all of our plate, structural, and bar steel sales occur in the spot market at prevailing market prices.

In 2010, approximately 87% of the production by our steel mills segment was sold to external customers. The balance of the steel mill segment’s production went to our downstream joist, deck, rebar fabrication, fastener, metal buildings and cold finish operations.

In the steel products segment, we sell steel joists and joist girders, and steel deck to general contractors and fabricators located throughout the United States that we make to their order. We do not maintain inventories of these finished steel products. The majority of these contracts are firm, fixed-price contracts that are in most cases competitively bid against other suppliers. Longer term supply contracts may permit us to adjust our prices to reflect changes in prevailing raw materials costs. We sell fabricated reinforcing products only on a construction contract bid basis. These products are used by contractors in constructing highways, bridges, reservoirs, utilities, hospitals, schools, airports, stadiums and high-rise buildings. We manufacture cold finished steel, steel fasteners, steel grating, wire and wire mesh in standard sizes and maintain inventories of these products to fulfill anticipated orders. We sell cold finished steel and steel fasteners primarily to distributors and manufacturers located throughout the United States and Canada.

We market products from the steel mills and steel products segments mainly through in-house sales forces. The markets for these products are tied to capital and durable goods spending and are affected by changes in general economic conditions.

In the raw materials segment, the Company processes ferrous and nonferrous scrap metal for use in Nucor’s steel mills and for sale to various domestic and international external customers. The Company also brokers ferrous and nonferrous metals and scrap substitutes, supplies ferro-alloys, and provides transportation, material handling and other services to users of scrap metals. The primary external customers for ferrous scrap are electric arc furnace steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2010, approximately 13% of the ferrous and nonferrous scrap tons processed and sold by the raw materials segment were sold to external customers.

The Company’s other operations include international trading companies that buy and sell steel and steel products that Nucor and other steel producers have manufactured.

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $1.64 billion and $1.04 billion at December 31, 2010 and 2009, respectively. Nucor’s backlog of orders in the steel products segment was approximately $1.02 billion and $954.6 million at December 31, 2010 and 2009, respectively. Order backlogs for the steel mills segment include orders attributable to Nucor’s downstream businesses. The majority of these orders will be filled within one year. Order backlog within our raw materials segment is not significant because the majority of the raw materials that segment produces are used by internal divisions.

Sources and Availability of Raw Materials

The primary raw materials for our steel mills segment are ferrous scrap and scrap substitutes such as pig iron, DRI and HBI. As of December 31, 2010, DJJ operated 59 scrap yards, and the Company’s annual scrap processing capability was approaching five million tons. DJJ acquires ferrous scrap from numerous sources including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. We purchase pig iron as needed from a variety of sources. Nucor operates a DRI plant in Trinidad with a capacity of 1,800,000 metric tons of DRI annually. The primary raw material for our DRI facility in Trinidad is iron ore, which we purchase from various international suppliers. Nucor has announced plans to construct a second DRI facility in the State of Louisiana at a location on the Mississippi river with a capacity of 2,500,000 tons of DRI annually. During the second quarter of 2010, Nucor entered into an agreement with a natural gas exploration and production firm that will involve drilling and completing on-shore natural gas wells in U.S.-based proven reserves over a seven-year period that began in June 2010. Natural gas generated by this working interest drilling program will be sold to offset our exposure to the volatility of the price of gas consumed by our planned Louisiana DRI facility.

The primary raw material for our steel products segment is steel produced by Nucor’s steel mills.

DJJ generally purchases ferrous and nonferrous scrap for sale to external customers from the same variety of sources it purchases ferrous scrap for use as a raw material in Nucor’s steel mills. DJJ does not purchase a significant amount of scrap metal from a single source or from a limited number of major sources. The availability and price of ferrous scrap are affected by changes in the global supply and demand for steel and steel products. Ferrous scrap and scrap substitutes are our single largest cost of products sold. A key part of our business strategy is to control a significant portion of the supply of high quality metallics needed to operate our steel mills.

Energy Consumption and Costs

Our steel mills are large consumers of electricity and natural gas. Our DRI facility in Trinidad is, and the DRI facility we are planning to construct in Louisiana will be, a large consumer of natural gas. Consequently, we use a variety of strategies to manage our exposure to price risk of natural gas, including cash flow hedges and a working interest agreement with a leading natural gas production firm to drill on-shore natural gas wells in the United States.

Historically, manufacturers in the United States have benefitted from relatively stable and competitive energy costs that have allowed them to compete on an equal footing in the increasingly global marketplace. The availability and prices of electricity and natural gas are influenced today, however, by many factors including changes in supply and demand, advances in drilling technology and increasingly, by changes in public policy relating to energy production and use. Because energy is such a significant cost of products sold for Nucor, we are continually striving to make our operations in all three of our business segments more energy efficient. We also monitor closely developments in public policy relating to energy production and consumption. When appropriate, we work to shape those developments in ways that we believe will allow us to continue to be a competitive producer of steel and steel products in an increasingly competitive global market place.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products, and raw materials. These markets are highly competitive with many firms participating and as a result of this highly competitive environment, we find that we primarily compete on price and service.

Our electric-arc furnace steel mills face many different forms of competition, including integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other electric-arc furnace mills, foreign imports and alternative materials. Our unfinished and finished steel products face domestic competition from both integrated steel producers and other electric-arc furnace mills. Large integrated steel producers have the ability to manufacture a wide variety of products, but they face significantly higher energy costs and are often burdened with higher capital and fixed operating costs. Electric-arc furnace mill producers such as Nucor are sensitive to increases in scrap prices, but tend to have lower capital and fixed operating costs compared with integrated steel producers.

Competition from foreign steel and steel product producers presents unique challenges for us. Imported steel often benefits from government subsidies, either directly or indirectly through government-owned enterprises or government-owned or controlled financial institutions. Foreign imports accounted for approximately 21% of the U.S. steel market in 2010. In particular, competition from steel imported from China, which accounts for more than 40% of the steel produced annually in the world, is a major challenge. Chinese producers, many of which are government-owned in whole or in part, continue to benefit from their government’s manipulation of foreign currency exchange rates and from the receipt of government subsidies, which allows them to sell their products below cost. These distorting trade practices are not only widely recognized as being unfair but also have been challenged successfully as violating world trade rules in some recent instances. One of many recent examples occurred when the United States International Trade Commission mandated an antidumping duty order on imports of certain oil country tubular goods from China because it determined that those products are sold in the United States at less than fair value.

The Chinese unfair trade practices seriously undermine the ability of the Company and other domestic producers to compete on price when left unchallenged. China’s artificially lowered production costs have significantly contributed to the exodus of manufacturing jobs from the United States. When such a flight occurs, Nucor’s customer base is diminished, thereby providing us with fewer opportunities to supply steel to those shuttered businesses. Rigorous trade law enforcement is critical to our ability to maintain our competitive position against foreign producers that engage in unlawful trade practices. Nucor has been active in calling on policymakers to enforce global trade agreements and address the jobs crisis in the United States.

We also experience competition from other materials. Depending on our customers’ end use of our products, there are sometimes other materials, such as concrete, aluminum, plastics, composites and wood that compete with our steel products. When the price of steel relative to other raw materials rises, these alternatives become more attractive to our customers.

Competition in our scrap and raw materials business is also vigorous. The scrap metals market consists of many firms and is highly fragmented. Firms typically compete on price and geographic proximity to the sources of scrap metal.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and be innovative. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. Only 90 employees are located in our executive office. The majority of Nucor’s 20,500 employees are not represented by labor unions.

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

Recovery from the global recession and credit crisis has and likely will continue to adversely affect our business.

The sluggish pace of the recovery from the deep global recession that began in the United States in December 2007 and officially ended in June 2009 is continuing to have a material adverse effect on demand for our products and consequently the results of our operations, financial condition and cash flows.

Although credit markets have largely stabilized from the height of the financial crisis in the fourth quarter of 2008 and the first half of 2009, the effects of the financial crisis continue to present additional risks to us, our customers and suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Additionally, stricter lending standards have made it more difficult for some firms to access the credit markets. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facility. In addition, restricted access to the credit markets is also continuing to make it difficult or, in some cases, impossible for our customers to borrow money to fund their operations. Their lack of, or limited access to, capital would adversely affect their ability to purchase our products or, in some cases, to pay for our products on a timely basis.

Long-term unemployment for those unemployed for more than six months remains at historically high levels and the housing market and non-residential construction market remain depressed. High unemployment and a weak housing market have an impact on downstream demand for many of our products. Additionally, non-residential construction, including publicly financed state and municipal projects, has slowed significantly due to overcapacity of commercial properties and the reluctance of state and local governments to borrow to spend on capital projects when faced with stagnant or declining tax revenues and increased operating costs.

Our industry is cyclical and both recessions and prolonged periods of slow economic growth could have a material adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, appliance and automotive industries. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. The global economic recession of 2008/2009 and subsequent anemic economic recovery period, coupled with the lingering effects of the global financial and credit market disruptions, have had a historic negative impact on the steel industry and Nucor. These events contributed to an unprecedented decline in pricing for steel and steel products, weak end-markets and continued depressed demand, resulting in extraordinary volatility in our financial results in the last three years. After reporting record net earnings of $1.83 billion in 2008, we reported a net loss of $293.6 million in 2009, the first in the Company’s history. In 2010, we returned to profitability, reporting net income of $134.1 million, but the economic outlook remains uncertain both in the United States and globally. While we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of the depressed economic conditions that are contributing to reduced demand for our products. Future economic downturns or a prolonged stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in the global steel industry could increase the level of steel imports, which may negatively affect our business, results of operations and cash flows.

Global steelmaking capacity exceeds global consumption of steel products. During periods of global economic weakness this overcapacity is amplified because of weaker global demand. This excess capacity often results in manufacturers in certain countries exporting significant amounts of steel and steel products at prices that are at or below their costs of production. In some countries the steel industry is subsidized or owned in whole or in part by the government, giving imported steel from those countries certain cost advantages. These imports, which are also affected by demand in the domestic market, international currency conversion rates and domestic and international government actions, can result in downward pressure on steel prices, which could materially adversely affect our business, results of operations, financial condition and cash flows.

In particular, steel production in China, the world’s largest producer and consumer of steel, currently exceeds Chinese demand and in recent years the production growth rate has exceeded the growth rate of demand. This rising overcapacity in China has the potential to result in a further increase in imports of low-priced, unfairly traded steel and steel products to the United States that could put our steel products at a competitive disadvantage. A continuation of this unbalanced growth trend or a significant decrease in China’s rate of economic expansion could result in increasing steel exports from China.

Competition from other producers, imports or alternative materials may have a material adverse effect our business.

We face strong competition from other steel producers and imports that compete with our products on price and service. The steel markets are highly competitive and a number of firms, domestic and foreign, participate in the steel and raw materials markets. Depending on a variety of factors, including raw materials, energy, labor and capital costs, government control of currency exchange rates and government subsidies of foreign steel producers, our business may be materially adversely affected by competitive forces.

In many applications, steel competes with other materials, such as concrete, aluminum, composites, plastic and wood. Increased use of these materials in substitution for steel products could have a material adverse effect on prices and demand for our steel products.

In 2011, automobile producers must begin complying with new Corporate Average Fuel Economy (“CAFE”) mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these new standards, they may reduce the amount of steel in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America.

The results of our operations are sensitive to volatility in steel prices and the cost of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with raw materials, including both scrap and scrap substitutes, that are critical to the manufacture of our products. Although we have vertically integrated our business by constructing our DRI facility in Trinidad and acquiring DJJ in 2008, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States. Although we believe that the supply of scrap and scrap substitutes is adequate to operate our facilities, purchase prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap demands of our global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation. Many countries that export steel into our markets restrict the export of scrap, protecting the supply chain of some foreign competitors. This trade practice creates artificial competitive advantage for foreign producers that could limit our ability to compete in the U.S. market.

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

Our steel mills are large consumers of electricity and natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by weather, political and economic factors beyond our control, and we may be unable to raise the price of our products to cover increased energy costs. Disruptions in the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs resulting from regulations that are not applicable across the entire steel market could materially adversely affect our business, results of operations, financial condition and cash flows.

Our steelmaking processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other “Greenhouse Gasses” (“GHGs”), and regulation of GHGs, through new regulations or legislation in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

Carbon is an essential raw material in Nucor’s production processes. As a carbon steel producer, Nucor will be affected, both directly and indirectly, if Congress passes legislation or the United States Environmental Protection Agency (“USEPA”) adopts standards intended to regulate GHG emissions. Cap-and-trade legislation designed to curb emissions of GHGs passed in the House of Representatives in 2009, but similar legislation failed to pass in the Senate in 2010. Several states have already adopted, and other states may in the future adopt, legislation or regulations implementing state-wide or in some cases regional cap-and-trade systems that apply to some or all industries that emit GHGs. To the extent that these programs cause an increase in the cost of energy they will have an impact on Nucor’s ability to operate in those regions.

The USEPA announced in December 2010 a timetable for issuing new rules under the Clean Air Act that will limit GHG emissions from new and refurbished power plants and new oil refineries with target dates of May and November 2012 for adopting final rules. Rules for existing plants and refineries would be issued by the EPA at an unspecified date thereafter. If the proposed regulations for power generation are adopted in a form that requires deep reductions in GHG emissions, we could incur increased indirect costs to manufacture our products as such regulations would result in an increased cost of the energy, primarily electricity, which we use extensively in the steelmaking process. Until all proposed GHG emission regulations are adopted in final form and all legal challenges to them, including the authority of the USEPA to adopt them, have been resolved, however, we cannot reliably estimate their impact on our financial condition, operating performance or ability to compete. Because some foreign steel producers will not be subject to these same indirect cost increases, our products could be at a further competitive disadvantage. In addition to increased costs of production, we could also incur costs to defend and resolve legal claims and other litigation related to GHG regulations and the alleged impact of our operations on climate change.

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

Our operations are subject to business interruptions and casualty losses.

The steelmaking business is subject to numerous inherent risks, particularly unplanned events such as explosions, fires, other accidents, natural or man-made disasters, acts of terrorism, inclement weather and transportation interruptions. While our insurance coverage could offset losses relating to some of those types of events, our results of operations and cash flows could be adversely impacted to the extent any such losses are not covered by our insurance.

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2010, our total capital expenditures, excluding acquisitions, were approximately $2.61 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies will be financed by internally generated funds or from borrowings under our $1.3 billion unsecured revolving credit facility, we cannot assure you that this will be the case. Additional acquisitions could require financing from external sources.

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

Because of our international expansion efforts, we are exposed to changes in foreign exchange rates. Generally, each of our foreign operations both produces and sells in its local currency, limiting our exposure to foreign currency transactions. We monitor our exposures and, from time to time, may use forward currency contracts to hedge certain forecasted currency transactions. In addition to potential transaction losses, our reported results of operations and financial position could be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

The accounting treatment of equity method investments, goodwill and other long-lived assets could result in future asset impairments, which would reduce our earnings.

We periodically test our equity method investments, goodwill and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by the continuing uncertain market conditions for the steel industry, as well as changes in interest rates and general economic conditions. If we determine that the fair value of any of these long-lived assets is less than the value recorded on our balance sheet, we will incur a non-cash impairment loss that will negatively impact our results of operations.

Tax increases and changes in tax rules could adversely affect our financial results.

The steel industry and our business are sensitive to changes in taxes. As a company based in the U.S., Nucor is more exposed to the effects of changes in U.S. tax laws than some of our major competitors. Our provision for income taxes and cash tax liability in the future could be adversely affected by changes in U.S. tax laws. Potential changes that would adversely affect us include, but are not limited to, repealing LIFO (last-in, first-out treatment of inventory) and decreasing the ability of U.S. companies to receive a tax credit for foreign taxes paid or to defer the U.S. deduction of expenses in connection with investments made in other countries.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal operating facilities by segment are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,550,000	Steel shapes, flat-rolled steel
Crawfordsville, Indiana	2,120,000	Flat-rolled steel
Berkeley County, South Carolina	2,110,000	Flat-rolled steel, steel shapes
Decatur, Alabama	2,000,000	Flat-rolled steel
Hickman, Arkansas	1,420,000	Flat-rolled steel
Norfolk, Nebraska	1,400,000	Steel shapes
Plymouth, Utah	1,190,000	Steel shapes
Hertford County, North Carolina	1,090,000	Steel plate
Jewett, Texas	1,080,000	Steel shapes
Darlington, South Carolina	850,000	Steel shapes
Seattle, Washington	670,000	Steel shapes
Memphis, Tennessee	520,000	Steel shapes
Auburn, New York	450,000	Steel shapes
Marion, Ohio	440,000	Steel shapes
Kankakee, Illinois	430,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Tuscaloosa, Alabama	370,000	Steel plate
Jackson, Mississippi	350,000	Steel shapes
Birmingham, Alabama	280,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,040,000	Joists, deck, cold finished bar
Brigham City, Utah	760,000	Joists, cold finished bar
Grapeland, Texas	680,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	540,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck

Raw materials:
Point Lisas, Trinidad	2,040,000	Direct reduced iron

Our steel mills segment also includes a distribution center in Pompano Beach, Florida.

In the steel products segment, we have 85 additional operating facilities in 37 states and 28 operating facilities in Canada. Our affiliate, Harris Steel, also operates multiple sales offices in Canada and certain other foreign locations.

In the raw materials segment, DJJ has 72 operating facilities in 14 states along with multiple brokerage offices in the U.S. and certain other foreign locations.

During 2010, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 70%, 54% and 69% of production capacity, respectively.

We also own our principal executive office in Charlotte, North Carolina.

Item 3.	Legal Proceedings

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The plaintiffs allege that from January 2005 to the present eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief. Although we believe the plaintiffs’ claims are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure.

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

Item 4.	Removed and Reserved

Executive Officers of the Registrant

James R. Darsey (55)—Mr. Darsey has been an Executive Vice President of Nucor since September 2010. He was promoted to Vice President in 1996 and to President of the Vulcraft/Verco Group in 2007. He was General Manager of Nucor Steel, Jewett , Texas from 1999 to 2007; General Manager of Vulcraft, Grapeland, Texas from 1995 to 1999; Engineering Manager of Vulcraft, Grapeland, Texas from 1987 to 1995; and Engineering Manager of Vulcraft, Brigham City, Utah from 1986 to 1987. He began his Nucor career in 1979 as a Design Engineer at Vulcraft, Grapeland, Texas.

Daniel R. DiMicco (60)—Mr. DiMicco has been a director of Nucor since 2000 and was elected Chairman in 2006. Mr. DiMicco has served as Nucor’s Chief Executive Officer since 2000 and served as Vice Chairman from 2001 to 2006. He also served as President from 2000 to 2010. He was an Executive Vice President of Nucor from 1999 to 2000 and Vice President from 1992 to 1999, serving as General Manager of Nucor-Yamato Steel Company. Mr. DiMicco began his career with Nucor in 1982 at Nucor Steel, Plymouth, Utah.

John J. Ferriola (58)—Mr. Ferriola became President and Chief Operating Officer and was appointed to the Board of Directors on January 1, 2011. He was the Chief Operating Officer of Steelmaking Operations from 2007 to 2010. Mr. Ferriola previously served as an Executive Vice President of Nucor from 2002 to 2007 and was a Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

James D. Frias (54)—Mr. Frias has been Chief Financial Officer, Treasurer and Executive Vice President since January 1, 2010. He was a Vice President of Nucor from 2006 to 2009. Mr. Frias previously served as Corporate Controller from 2001 to 2009; Controller of Nucor Steel, Crawfordsville, Indiana from 1994 to 2001; and Controller of Nucor Building Systems, Waterloo, Indiana from 1991 to 1994.

Keith B. Grass (54)—Mr. Grass is an Executive Vice President of Nucor and serves as President and Chief Executive Officer of DJJ. From January 2000 until Nucor acquired DJJ in February 2008, he served as the President and Chief Executive Officer of DJJ. Before he assumed that position with DJJ, Mr. Grass held the following positions with the same company: President and Chief Operating Officer of the Metal Recycling Division during 1999; President of the International Division from 1996 to 1998; Vice President of Trading from 1992 to 1996; District Manager of the Chicago trading office from 1988 to 1992; District Manager of the Detroit office from 1986 to 1988; and District Manager of the Omaha office from 1985 to 1986. Mr. Grass began his career as a brokerage representative in DJJ’s Chicago office in 1978.

Ladd R. Hall (54)—Mr. Hall has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor Steel, Berkeley County, South Carolina from 2000 to 2007; Vice President and General Manager of Nucor Steel, Darlington, South Carolina from 1998 to 2000; Vice President of Vulcraft, Brigham City, Utah from 1994 to 1998 and General Manager there from 1993 to 1994; General Manager of Vulcraft, Grapeland, Texas in 1993; Sales Manager of Vulcraft, Brigham City, Utah from 1988 to 1993; and Inside Sales at Nucor Steel Plymouth, Utah from 1981 to 1988.

Hamilton Lott, Jr. (61)—Mr. Lott has been an Executive Vice President of Nucor since September 1999 and was a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager of Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

R. Joseph Stratman (54)—Mr. Stratman has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor-Yamato Steel Company from 1999 to 2007. He was Vice President of Nucor Steel, Norfolk, Nebraska in 1999 and General Manager there from 1998 to 1999; Controller of Nucor-Yamato Steel Company from 1991 to 1998; and Controller of Nucor Building Systems, Waterloo, Indiana from 1989 to 1991.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.44 per share in 2010 compared with $1.40 per share in 2009. In December 2010, the board of directors increased the base quarterly cash dividend on Nucor’s common stock to $0.3625 per share from $0.36 per share. In February 2011, the board of directors declared Nucor’s 152nd consecutive quarterly cash dividend of $0.3625 per share payable on May 11, 2011 to stockholders of record on March 31, 2011.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2010 Annual Report, page 70.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2010 Annual Report, page 39.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2010 Annual Report, page 2 (Forward-looking Statements) and pages 22 through 34.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2010, 24% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly or annually. The remaining 76% of Nucor’s debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2010, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At December 31, 2010, accumulated other comprehensive income (loss) included $68.9 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2010, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$9,500	$23,600
Aluminum	3,492	8,731
Copper	1,723	4,308

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk—Nucor is exposed to foreign currency risk through its operations in Canada, Europe, Trinidad and Australia. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2010 and 2009 were insignificant.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2010 Annual Report, pages 40 through 66.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting—Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2010 are incorporated by reference to Nucor’s 2010 Annual Report, pages 40 and 41.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item about Nucor’s executive officers is contained in Part I, Item 1 of this Form 10-K. The other information required by this Item is contained in the sections of Nucor’s Notice of 2011 Annual Meeting of Stockholders and Proxy Statement (the “Proxy Statement”) captioned Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Board of Directors, which sections are incorporated by reference.

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

Information about the fees in 2010 and 2009 for professional services rendered by our independent registered public accounting firm is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm. The description of our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference from the same section of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

The following consolidated financial statements and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2010 Annual Report, pages 40 through 66:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2010 and 2009

•	Consolidated Statements of Earnings—Years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	24
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2010, 2009 and 2008	25

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Form 8-K filed September 14, 2010)

3(i)	By-Laws as amended and restated January 1, 2011 (incorporated by reference to Form 8-K filed January 3, 2011)

4	Rights Agreement, dated as of March 8, 2001, between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Form 8-K filed March 9, 2001)

4(i)	Amendment No. 1 to Rights Agreement dated as of May 16, 2006 between Nucor Corporation and American Stock Transfer & Trust Co. (incorporated by reference to Form 8-A 12B/A filed May 17, 2006)

4(ii)	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(iv)	Third Supplemental Indenture, dated as of December 3, 2007, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form 8-K filed December 4, 2007)

4(v)	Fourth Supplemental Indenture, dated as of June 2, 2008, between Nucor Corporation and The Bank of New York, as trustee (incorporated through reference to Form 8-K filed June 3, 2008)

4(vi)	Fifth Supplemental Indenture, dated as of September 21, 2010, between Nucor Corporation and The Bank of New York, as trustee (incorporated by reference to Form 8-K filed September 21, 2010)

4(vii)	Form of 4.875% Notes due 2012 (included in Exhibit 4(iii) above) (incorporated by reference to Form S-4 filed December 13, 2002)

4(viii)	Form of 5.00% Notes due 2012 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(ix)	Form of 5.75% Notes due 2017 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(x)	Form of 6.40% Notes due 2037 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(xi)	Form of 5.00% Notes due June 1, 2013 (included in Exhibit 4(v) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(xii)	Form of 5.85% Notes due June 1, 2018 (included in Exhibit 4(v) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(xiii)	Form of 6.40% Notes due December 1, 2037 (included in Exhibit 4(v) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(xiv)	Form of 4.125% Notes due 2022 (included in Exhibit 4(vi) above) (incorporated by reference to Form 8-K filed September 21, 2010)

10	1997 Key Employees Incentive Stock Option Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(i)	2003 Key Employees Incentive Stock Option Plan (as amended through Amendment 2003-1) (incorporated by reference to Form 10-Q for quarter ended October 4, 2003) (1)

10(ii)	Non-Employee Director Equity Plan (incorporated by reference to Form 10-K for year ended December 31, 2000) (1)

10(iii)	2005 Stock Option and Award Plan (incorporated by reference to Form 8-K filed May 17, 2005) (1)

10(iv)	2005 Stock Option and Award Plan, Amendment No. 1 (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(v)	2010 Stock Option and Award Plan (incorporated by reference to Form 10-Q for quarter ended July 3, 2010) (1)

10(vi)	Form of Restricted Stock Unit Award Agreement—time-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(vii)	Form of Restricted Stock Unit Award Agreement—retirement-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (1)

10(viii)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Form 10-Q for quarter ended April 1, 2006) (1)

10(ix)	Form of Stock Option Award Agreement (incorporated by reference to Form 10-Q for quarter ended October 2, 2010) (1)

10(x)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xi)	Amendment to Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xii)	Employment Agreement of James D. Frias (incorporated by reference to Form 10-K for year ended December 31, 2009) (1)

10(xiii)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (1)

10(xiv)	Amendment to Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xv)*	Retirement Separation Waiver and Release Agreement of D. Michael Parrish (1)

10(xvi)	Retirement Separation Waiver and Release Agreement of Joseph A. Rutkowski (incorporated by reference to Form 10-Q for quarter ended April 3, 2010) (1)

10(xvii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (1)

10(xviii)	Amendment to Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2007) (1)

10(xix)	Employment Agreement of Ladd R. Hall (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xx)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (1)

10(xxi)	Employment Agreement of Keith B. Grass (incorporated by reference to Form 10-Q for quarter ended March 29, 2008) (1)

10(xxii)*	Employment Agreement of James R. Darsey (1)

10(xxiii)	Severance Plan for Senior Officers and General Managers as Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (1)

10(xxiv)	Senior Officers Annual Incentive Plan As Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (1)

10(xxv)	Senior Officers Long-Term Incentive Plan As Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (1)

10(xxvi)	Senior Officers Long-Term Incentive Plan Amendment No. 1 Adopted May 13, 2010 (incorporated by reference to Form 10-Q for quarter ended July 3, 2010) (1)

10(xxvii)	Underwriting Agreement dated May 22, 2008 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed May 29, 2008)

10(xxviii)	Underwriting Agreement dated May 28, 2008 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed June 3, 2008)

10(xxix)	Underwriting Agreement dated September 16, 2010 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed September 21, 2010)

12*	Computation of Ratio of Earnings to Fixed Charges

13*	2010 Annual Report (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24	Power of attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Nucor Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
(1)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/S/ DANIEL R. DIMICCO
Daniel R. DiMicco
Chairman and
Chief Executive Officer

Dated: February 28, 2011

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

/S/ DANIEL R. DIMICCO	/S/ PETER C. BROWNING
Daniel R. DiMicco	Peter C. Browning
Chairman and Chief Executive Officer	Lead Director

/S/ JAMES D. FRIAS	/S/ CLAYTON C. DALEY, JR.
James D. Frias	Clayton C. Daley, Jr.
Chief Financial Officer, Treasurer and Executive Vice President	Director
(Principal Financial Officer)

/S/ MICHAEL D. KELLER	/S/ JOHN J. FERRIOLA
Michael D. Keller	John J. Ferriola
General Manager and Corporate Controller	Director, President and Chief
(Principal Accounting Officer)	Operating Officer

/S/ HARVEY B. GANTT
Harvey B. Gantt
Director

/S/ VICTORIA F. HAYNES
Victoria F. Haynes
Director

/S/ JAMES D. HLAVACEK
James D. Hlavacek
Director

/S/ BERNARD L. KASRIEL
Bernard L. Kasriel
Director

/S/ CHRISTOPHER J. KEARNEY
Christopher J. Kearney
Director

/S/ JOHN H. WALKER
John H. Walker
Director

Dated: February 28, 2011

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	24
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2010, 2009 and 2008	25

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2011 appearing in the 2010 Annual Report to Stockholders of Nucor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 28, 2011

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2010 LIFO Reserve	$456,448	$163,966	$—	$620,414
Year ended December 31, 2009 LIFO Reserve	$923,362	$—	($466,914)	$456,448
Year ended December 31, 2008 LIFO Reserve	$581,528	$341,834	$—	$923,362

NUCOR CORPORATION

List of Exhibits to Form 10-K – December 31, 2010

Exhibit No.	Description of Exhibit
10(xv)	Retirement Separation Waiver and Release Agreement of D. Michael Parrish

10(xxii)	Employment Agreement of James R. Darsey

12	Computation of Ratio of Earnings to Fixed Charges

13	2010 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Nucor Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) the Notes to Consolidated Financial Statements.