Form 10-Q
period 2011-04-02
NUCOR CORP
filed 2011-05-11
CIK 73309

First Quarter 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 2, 2011

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

316,061,998 shares of common stock were outstanding at April 2, 2011.

Nucor Corporation

Form 10-Q

April 2, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010

Net sales	$4,833,934	$3,654,842

Costs, expenses and other:
Cost of products sold	4,395,525	3,442,047
Marketing, administrative and other expenses	125,378	92,594
Equity in losses of unconsolidated affiliates	4,210	18,377
Interest expense, net	42,566	37,788

	4,567,679	3,590,806

Earnings before income taxes and noncontrolling interests	266,255	64,036
Provision for income taxes	85,133	22,842

Net earnings	181,122	41,194
Earnings attributable to noncontrolling interests	21,281	10,230

Net earnings attributable to Nucor stockholders	$159,841	$30,964

Net earnings per share:
Basic	$0.50	$0.10
Diluted	$0.50	$0.10

Average shares outstanding:
Basic	316,595	315,461
Diluted	316,874	316,228

Dividends declared per share	$0.3625	$0.36

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 2, 2011	Dec. 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$1,152,944	$1,325,406
Short-term investments	1,143,073	1,153,623
Accounts receivable, net	1,704,789	1,439,828
Inventories, net	1,959,170	1,557,574
Other current assets	335,634	384,744

Total current assets	6,295,610	5,861,175

Property, plant and equipment, net	3,831,613	3,852,118

Restricted cash	576,546	598,482

Goodwill	1,847,994	1,836,294

Other intangible assets, net	844,994	856,125

Other assets	947,689	917,716

Total assets	$14,344,446	$13,921,910

LIABILITIES

Current liabilities:
Short-term debt	$16,965	$13,328
Accounts payable	1,114,256	896,703
Federal income taxes payable	24,489	—
Salaries, wages and related accruals	222,085	207,168
Accrued expenses and other current liabilities	409,831	387,239

Total current liabilities	1,787,626	1,504,438

Long-term debt due after one year	4,280,200	4,280,200

Deferred credits and other liabilities	823,029	806,578

Total liabilities	6,890,855	6,591,216

EQUITY

Nucor stockholders’ equity:
Common stock	150,240	150,181
Additional paid-in capital	1,723,060	1,711,518
Retained earnings	6,840,502	6,795,988
Accumulated other comprehensive income (loss), net of income taxes	44,319	(27,776)
Treasury stock	(1,506,747)	(1,509,841)

Total Nucor stockholders’ equity	7,251,374	7,120,070

Noncontrolling interests	202,217	210,624

Total equity	7,453,591	7,330,694

Total liabilities and equity	$14,344,446	$13,921,910

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010
Operating activities:
Net earnings	$181,122	$41,194
Adjustments:
Depreciation	127,229	127,883
Amortization	17,437	18,221
Stock-based compensation	9,508	10,396
Deferred income taxes	4,311	2,443
Equity in losses of unconsolidated affiliates	4,210	18,377
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(259,773)	(179,297)
Inventories	(397,537)	(303,001)
Accounts payable	216,308	232,877
Federal income taxes	76,060	17,566
Salaries, wages and related accruals	17,421	35,747
Other	51,199	(25,443)

Cash provided by (used in) operating activities	47,495	(3,037)

Investing activities:
Capital expenditures	(96,036)	(54,216)
Investment in and advances to affiliates	(24,475)	(80,461)
Repayment of advances to affiliates	—	48,884
Disposition of plant and equipment	3,985	3,046
Acquisitions (net of cash acquired)	—	(55,694)
Purchases of investments	(140,454)	(240,495)
Proceeds from the sale of investments	151,005	125,000
Changes in restricted cash	21,949	—

Cash used in investing activities	(84,026)	(253,936)

Financing activities:
Net change in short-term debt (exclusive of acquisitions)	3,594	7,312
Issuance of common stock	2,658	1,462
Excess tax benefits from stock-based compensation	(300)	500
Distributions to noncontrolling interests	(29,694)	(294)
Cash dividends	(115,233)	(114,193)

Cash used in financing activities	(138,975)	(105,213)

Effect of exchange rate changes on cash	3,044	4,794

Decrease in cash and cash equivalents	(172,462)	(357,392)

Cash and cash equivalents - beginning of year	1,325,406	2,016,981

Cash and cash equivalents - end of three months	$1,152,944	$1,659,589

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2010.

Recently Adopted Accounting Pronouncements - In January 2011, Nucor adopted accounting guidance regarding changes to disclosure requirements for fair value measurements. For fair value measurements using significant unobservable inputs (Level 3), the guidance requires a reporting entity to present separate information about gross purchases, sales, issuances and settlements. The adoption of this guidance did not have an impact on the consolidated financial statements.

2.	INVENTORIES: Inventories consist of approximately 41% raw materials and supplies and 59% finished and semi-finished products at both April 2, 2011 and at December 31, 2010. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 47% of total inventories as of April 2, 2011 (45% as of December 31, 2010). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $651.4 million higher at April 2, 2011 ($620.4 million higher at December 31, 2010). Use of the lower of cost or market methodology reduced inventories by $3.7 million at April 2, 2011 ($2.9 million at December 31, 2010).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $5.37 billion at April 2, 2011 ($5.24 billion at December 31, 2010).

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the quarter ended April 2, 2011 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2010	$268,466	$799,060	$679,916	$88,852	$1,836,294
Translation	—	11,700	—	—	11,700

Balance at April 2, 2011	$268,466	$810,760	$679,916	$88,852	$1,847,994

Nucor completed its annual goodwill impairment testing during the fourth quarter of 2010 and concluded that there was no impairment of goodwill for any of our reporting units.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	April 2, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$950,420	$219,080	$944,920	$203,969
Trademarks and trade names	124,521	20,946	123,713	19,351
Other	25,868	15,789	27,869	17,057

	$1,100,809	$255,815	$1,096,502	$240,377

Intangible asset amortization expense for the first quarter of 2011 and 2010 was $17.4 million and $18.2 million, respectively. Annual amortization expense is estimated to be $65.3 million in 2011; $61.4 million in 2012; $57.9 million in 2013; $55.8 million in 2014; and $54.0 million in 2015.

5.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $826.2 million at April 2, 2011 ($797.6 million at December 31, 2010) and is recorded in other assets in the condensed consolidated balance sheets.

Nucor has a 50% economic and voting interest in Duferdofin Nucor S.r.l., an Italian steel manufacturer. Nucor accounts for the investment in Duferdofin Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at April 2, 2011 was $557.2 million ($531.9 million at December 31, 2010). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $79.4 million at April 2, 2011, resulting in a basis difference of $477.8 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($341.5 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up totaled $2.9 million in both the first quarter of 2011 and 2010.

As of April 2, 2011 Nucor had outstanding two notes receivable from Duferdofin Nucor with total value of €20 million ($28.3 million as of April 2, 2011). The notes receivable bear interest at the twelve-month Euro Interbank Offered Rate (Euribor) as of September 30, 2010 plus 1% per year. The interest rates will reset annually to the Euribor twelve-month rate plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of April 2, 2011.

Nucor has issued a guarantee for its ownership percentage (50%) of up to €112.5 million of Duferdofin Nucor’s credit facilities. As of April 2, 2011, Duferdofin Nucor had €89.0 million outstanding under these credit facilities. The portion of the amount outstanding guaranteed by Nucor is €44.5 million ($62.9 million). Nucor has not recorded any liability associated with the guarantee.

In April 2010, Nucor acquired a 50% economic and voting interest in NuMit LLC. NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 24 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. The acquisition did not result in a significant amount of goodwill or intangible assets.

Nucor’s investment in NuMit at April 2, 2011 was $232.0 million ($229.1 million as of December 31, 2010), comprised of the purchase price of approximately $221.3 million plus equity method earnings since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC for a loan Nucor made at closing. Nucor has also extended a $97.5 million line of credit (of which $62.5 million was outstanding at April 2, 2011) to Steel Technologies. The note receivable bears interest at the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points and matures on October 21, 2014. As of April 2, 2011, the amount outstanding on the line of credit bears interest at the one-month LIBOR rate plus 250 basis points and matures on April 1, 2012. The note receivable was classified in other assets and the amount outstanding on the line of credit was classified in other current assets in the condensed consolidated balance sheets.

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below its carrying amount may have occurred. In the fourth quarter of 2010, the Company concluded it had a triggering event requiring assessment for impairment of its equity investment in Duferdofin Nucor due to the continued declines in the global demand for steel. Diminished demand began to significantly impact the financial results of Duferdofin Nucor in 2009 and continued to impact the results of the equity investment through 2010. After completing its assessment, the Company determined that there was no impairment of its investment in Duferdofin Nucor. It is reasonably possible that, based on actual performance in the near term, the estimates used in the valuation as of December 31, 2010 could change and result in an impairment of the investment.

6.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $57.5 million at April 2, 2011 ($63.0 million at December 31, 2010). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $115.3 million at April 2, 2011 ($115.2 million at December 31, 2010).

7.	DEBT: In November 2010, Nucor issued $600.0 million in 30-year variable rate Gulf Opportunity Zone bonds to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. The net proceeds from the debt issuance are being held in a trust account and are disbursed as qualified expenditures for the construction of the facility are made. Since the restricted cash must be used for the construction of the facility, the entire balance has been classified as a non-current asset.

8.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At April 2, 2011, natural gas swaps covering 16.8 million MMBTUs (extending through December 2012) and foreign currency contracts with a notional value of $18.9 million (extending through July 2011) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Values of Derivative Instruments

		Fair Value at
	Balance Sheet Location	April 2, 2011	Dec. 31, 2010
Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$—	$266

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(23,400)	$(8,900)
Commodity contracts	Deferred credits and other liabilities	(41,500)	(54,800)

Total liability derivatives designated as hedging instruments		(64,900)	(63,700)

Liability derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	(78)	—
Commodity contracts	Accrued expenses and other current liabilities	(1,764)	(2,961)

Total liability derivatives not designated as hedging instruments		(1,842)	(2,961)

Total liability derivatives		$(66,742)	$(66,661)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivative (Ineffective Portion)
Derivatives in	Statement of	Three Months		Three Months		Three Months
Cash Flow	Earnings	(13 weeks) Ended		(13 weeks) Ended		(13 weeks) Ended
Hedging Relationships	Location	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Commodity contracts	Cost of products sold	$(1,086)	$(22,648)	$(9,060)	$(6,791)	$—	$100

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivative
Derivatives Not Designated as	Statement of	Three Months (13 weeks) Ended
Hedging Instruments	Earnings Location	April 2, 2011	April 3, 2010

Commodity contracts	Cost of products sold	$4,261	$105

Foreign exchange contracts	Cost of products sold	(440)	85

Total		$3,821	$190

At April 2, 2011, $35.8 million of net deferred losses on cash flow hedges on natural gas forward purchase contracts included in accumulated other comprehensive income are expected to be reclassified into earnings, due to the settlement of forecasted transactions, during the next twelve months assuming no change in the forward commodity prices from April 2, 2011.

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of April 2, 2011 and December 31, 2010 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of April 2, 2011
Assets:
Cash equivalents	$1,031,634	$1,031,634
Short-term investments	1,143,073	1,143,073
Restricted cash	576,546	576,546

Total assets	$2,751,253	$2,751,253	—	—

Liabilities:
Foreign exchange and commodity contracts	$(66,742)	—	$(66,742)	—

As of December 31, 2010
Assets:
Cash equivalents	$1,156,240	$1,156,240	$—
Short-term investments	1,153,623	1,153,623	—
Foreign exchange contracts	266	—	266
Restricted cash	598,482	598,482	—

Total assets	$2,908,611	$2,908,345	$266	—

Liabilities:
Commodity contracts	$(66,661)	—	$(66,661)	—

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of outstanding debt, including current maturities, was approximately $4.55 billion at April 2, 2011 ($4.59 billion at December 31, 2010). The fair value estimates were based on readily available market prices of our debt at April 2, 2011 and December 31, 2010, or similar debt with the same maturities, rating and interest rates.

10.

CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $34.0 million of accrued environmental costs at April 2, 2011 ($35.0 million at December 31, 2010), $12.5 million was classified in accrued expenses and other current liabilities ($13.5 million at December 31, 2010) and $21.5 million was classified in deferred credits and other liabilities ($21.5 million at December 31, 2010). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

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

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. Nucor maintains liability insurance for certain risks that arise that are also subject to certain self-insurance limits. In the opinion of management, no such matters exist which, in the event of an unfavorable outcome, would have a material effect on the consolidated financial statements.

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

A summary of activity under Nucor’s stock option plans for the quarter ended April 2, 2011 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	983	$29.14
Granted	—	—
Exercised	(144)	$18.99		$4,027
Canceled	—	—

Outstanding at April 2, 2011	839	$30.88	3.3 years	$12,858

Options exercisable at April 2, 2011	597	$26.60	0.9 years	$11,704

Compensation expense for stock options was $0.3 million in the first quarter of 2011 (none in the first quarter of 2010). As of April 2, 2011, unrecognized compensation expense related to options was $2.7 million, which is expected to be recognized over 2.2 years. The amount of cash received from the exercise of stock options totaled $2.7 million in the first quarter of 2011.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first quarter of 2011 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,203	$49.96
Granted	—	—
Vested	(7)	$48.49
Canceled	(3)	$48.39

Unvested at April 2, 2011	1,193	$49.97

Shares reserved for future grants (stock options and RSUs)	14,771

Compensation expense for RSUs was $7.5 million in the first quarter of 2011 ($9.0 million in the first quarter of 2010). As of April 2, 2011, unrecognized compensation expense related to unvested RSUs was $28.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first quarter of 2011 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	141	$44.62
Granted	118	$46.41
Vested	(141)	$47.81
Canceled	—	—

Unvested at April 2, 2011	118	$42.59

Shares reserved for future grants	1,482

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $2.4 million in the first quarter of 2011 ($1.4 million in the first quarter of 2010). At April 2, 2011, unrecognized compensation expense related to unvested restricted stock was $1.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $27.1 million and $6.4 million in the first quarter of 2011 and 2010, respectively.

13.	INTEREST EXPENSE: The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010
Interest expense	$45,633	$39,335
Interest income	(3,067)	(1,547)

Interest expense, net	$42,566	$37,788

14.	INCOME TAXES: Nucor has substantially concluded U.S. federal income tax matters for years through 2006. The 2007 through 2010 tax years are open to examination by the Internal Revenue Service. The Canada Revenue Agency is currently examining the 2006 to 2008 income tax returns for two Harris Steel entities. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. The tax years 2007 through 2010 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

15.	STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, Nucor Trading S.A. and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2010	$7,120,070	$210,624	$7,330,694

Comprehensive income (loss):
Net earnings	159,841	21,281	181,122
Net unrealized loss on hedging derivatives, net of income taxes	(1,086)	—	(1,086)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	9,060	—	9,060
Foreign currency translation gain	64,120	6	64,126

Total comprehensive income	231,935	21,287	253,222
Stock options	3,040	—	3,040
Issuance of stock under award plans, net of forfeitures	11,156	—	11,156
Amortization of unearned compensation	500	—	500
Dividends declared	(115,327)	—	(115,327)
Distributions to noncontrolling interests	—	(29,694)	(29,694)

Stockholders’ equity at April 2, 2011	$7,251,374	$202,217	$7,453,591

Stockholders’ equity at December 31, 2009	$7,390,526	$193,763	$7,584,289

Comprehensive income (loss):
Net earnings	30,964	10,230	41,194
Net unrealized loss on hedging derivatives, net of income taxes	(22,648)		(22,648)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	6,791		6,791
Foreign currency translation gain (loss)	(1,694)	7	(1,687)

Total comprehensive income	13,413	10,237	23,650
Stock options	1,436		1,436
Issuance of stock under award plans, net of forfeitures	13,936		13,936
Amortization of unearned compensation	600		600
Dividends declared	(114,275)		(114,275)
Distributions to noncontrolling interests	—	(294)	(294)

Stockholders’ equity at April 3, 2010	$7,305,636	$203,706	$7,509,342

The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010
Net earnings	$181,122	$41,194
Net unrealized loss on hedging derivatives, net of income taxes	(1,086)	(22,648)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	9,060	6,791
Foreign currency translation gain (loss)	64,126	(1,687)

Comprehensive income	253,222	23,650
Comprehensive income attributable to noncontrolling interests	(21,287)	(10,237)

Comprehensive income attributable to Nucor stockholders	$231,935	$13,413

16.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold-finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company (“DJJ”), a scrap broker and processor; Nu-Iron Unlimited, a facility that produces direct reduced iron (“DRI”) used by the steel mills; the planned DRI facility; and certain equity method investments. The “All other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets, federal income taxes receivable, the LIFO reserve, and investments in and advances to affiliates.

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010
Net sales to external customers:
Steel mills	$3,448,197	$2,612,016
Steel products	732,139	561,035
Raw materials	527,463	396,745
All other	126,135	85,046

	$4,833,934	$3,654,842

Intercompany sales:
Steel mills	$584,613	$366,751
Steel products	10,014	9,076
Raw materials	2,777,606	1,925,983
All other	6,425	1,927
Corporate/eliminations	(3,378,658)	(2,303,737)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$312,578	$158,500
Steel products	(35,895)	(67,696)
Raw materials	57,358	32,784
All other	3,203	2,738
Corporate/eliminations	(70,989)	(62,290)

	$266,255	$64,036

	April 2, 2011	Dec. 31, 2010
Segment assets:
Steel mills	$6,290,964	$5,969,846
Steel products	2,925,526	2,835,812
Raw materials	2,836,103	2,710,544
All other	177,137	170,174
Corporate/eliminations	2,114,716	2,235,534

	$14,344,446	$13,921,910

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010
Basic net earnings per share:
Basic net earnings	$159,841	$30,964
Earnings allocated to participating securities	(599)	(507)

Net earnings available to common stockholders	$159,242	$30,457

Average shares outstanding	316,595	315,461

Basic net earnings per share	$0.50	$0.10

Diluted net earnings per share:
Diluted net earnings	$159,841	$30,964
Earnings allocated to participating securities	(599)	(507)

Net earnings available to common stockholders	$159,242	$30,457

Diluted average shares outstanding:
Basic shares outstanding	316,595	315,461
Dilutive effect of stock options and other	279	767

	316,874	316,228

Diluted net earnings per share	$0.50	$0.10

The number of shares that were not included in the diluted net earnings per share calculation, because to do so would have been antidilutive, was immaterial for all periods presented.

18.	SUBSEQUENT EVENTS: Two weather-related events occurred in late April and early May 2011 that have affected our operations. Although none of our operations received significant property damage, the dozens of tornadoes that devastated the South in a massive storm system at the end of April caused power outages at two of our steel mills. Our steel mill in Tuscaloosa, Alabama, had power restored within a few days of the storm and had ramped up to full operations within seven days of the storm. Our steel mill in Decatur, Alabama, has started to ramp up downstream processing but melting capacity is not expected to be restored until later in May.

The flooding of the Mississippi River is affecting two of our steel mills, Nucor-Yamato Steel Company and Nucor Steel Arkansas, and some of our scrap processing facilities of our wholly owned subsidiary, The David J. Joseph Company, located on waterways connected to the Mississippi River. The flooding is impacting our ability to move materials into and out of these facilities.

We have, to date, been able to fulfill all orders from the steel mills affected by these weather-related events either from these divisions via other modes of transportation or from other operations not affected by flooding or tornadoes. At this time, we do not expect these events to have a material impact on our second quarter results; however, if significant flooding continues on these waterways or if restoration of full power to the Decatur mill is further delayed, it could negatively affect our operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron and scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of non-residential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (6) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (7) fluctuations in currency conversion rates; (8) U.S. and foreign trade policy affecting steel imports or exports; (9) significant changes in laws or government regulations affecting environmental compliance, including legislation or regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs; (10) the cyclical nature of the steel industry; (11) capital investments and their impact on our performance; and (12) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Nucor and its affiliates manufacture steel and steel products. The Company also produces direct reduced iron (“DRI”) for use in the Company’s steel mills. Through The David J. Joseph Company and its affiliates (“DJJ”), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (“HBI”) and DRI. Most of the Company’s operating facilities and customers are located in North America, but increasingly, Nucor is doing business outside of North America as well. The Company’s operations include several international trading companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot and cold-rolled), plate steel, structural steel (wide-flange beams, beam blanks and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit LLC. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, the Company produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal.

In January 2011, the Louisiana Department of Environmental Quality issued an air quality permit for Nucor’s DRI facility that will be located in St. James Parish, Louisiana. The permit allows for the construction and operation of two plants with a combined annual DRI production of 5,500,000 tons. Nucor broke ground on a 2,500,000-ton DRI facility in March 2011. In addition to a potential second DRI facility, future plans for the Louisiana site may include a coke plant, blast furnace, pellet plant and steel mill.

During the first quarter of 2011, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 80%, 52% and 76%, respectively, compared with 73%, 46% and 66%, respectively, in the first quarter of 2010.

Results of Operations

Net Sales Net sales to external customers by segment for the first quarters of 2011 and 2010 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010	% Change
Steel mills	$3,448,197	$2,612,016	32%
Steel products	732,139	561,035	30%
Raw materials	527,463	396,745	33%
All other	126,135	85,046	48%

Net sales	$4,833,934	$3,654,842	32%

Net sales for the first quarter of 2011 increased 32% from the first quarter of 2010. Average sales price per ton increased 22% from $665 in the first quarter of 2010 to $809 in the first quarter of 2011, while total tons shipped to outside customers increased 9% over the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010	% Change
Steel production	5,219	4,712	11%

Outside steel shipments	4,418	4,066	9%
Inside steel shipments	782	640	22%

Total steel shipments	5,200	4,706	10%

Net sales for the steel mills segment increased 32% over the first quarter of 2010 due to a 9% increase in tons sold to outside customers and a 23% increase in the average sales price per ton from $643 to $789. The recovery in the markets for products produced by the steel mills segment has been uneven between the industrial/energy sectors and the residential/non-residential construction sector. Although residential and non-residential construction activity remains weak, demand for the steel mills’ products improved in the first quarter in several other important markets. These markets include energy, heavy equipment, agriculture, truck trailers and bridge-building. Increased demand in these markets contributed to increased pricing and volume in the steel mills segment in the first quarter.

In general, there has been a gradual and consistent improvement in real demand for steel over the past 18 months. Supply chain restocking added to this improvement in demand in the first quarter as many customers with low inventories accelerated purchases in response to a trend of higher scrap prices that began in late 2010.

Tonnage data for the steel products segment is as follows:

	Three Months (13 weeks) Ended
	April 2, 2011	April 3, 2010	% Change
Joist production	67	59	14%
Deck sales	72	68	6%
Cold finish sales	134	111	21%
Fabricated concrete reinforcing steel sales	221	194	14%

The 30% increase in the steel products segment’s sales from the first quarter of 2010 was due to a 13% increase in average sales price per ton from $1,131 to $1,274 and a 16% increase in volume. While both volumes and pricing improved over the prior year quarter, sales in the steel products segment remain depressed due to the continued weakness in the non-residential construction market. Sales of cold-finished bar products contributed most significantly to the increases in volumes and prices, due to improved demand in the heavy equipment and transportation markets.

The sales for the raw materials segment increased 33% from the first quarter of 2010 primarily because of increases in pricing driven by increased demand. In the first quarter of 2011, approximately 85% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 14% of the outside sales were from the scrap processing facilities (88% and 12%, respectively, in the first quarter of 2010).

The “All other” category includes the steel trading businesses. The period over period increase in sales is due to demand-driven increases in both pricing and volume.

Gross Margins For the first quarter of 2011 , Nucor recorded gross margins of $438.4 million (9%), compared to $212.8 million (6%) in the first quarter of 2010. The year-over-year increases in dollar and gross margin percentage were the result of a 22% increase in the average sales price per ton and a 9% increase in total shipments to outside customers. Additionally, the gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used increased 33% from $318 in the first quarter of 2010 to $424 in the first quarter of 2011 and increased 18% from $359 in the fourth quarter of 2010; however, metal margin dollars also increased. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. This metal margin expansion demonstrated our historical experience of rising scrap prices leading, after a short lag, to higher metal margins. Metal margins for the month of March 2011 were at their highest level attained since 2008. We expect changes in scrap costs in the second quarter to be more moderate than those experienced at the end of 2010 and beginning of 2011.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was negatively impacted by a LIFO charge of $31.0 million in the first quarter of 2011, compared with a charge of $24.0 million in the first quarter of 2010. The current year LIFO charge reflects management’s expectations of increasing costs and quantities in inventory at December 31, 2011 relative to prior year-end.

•

Pre-operating and start-up costs of new facilities were $27.9 million in the first quarter of 2011, compared with $50.5 million in the first quarter of 2010. In 2011, these costs related to several projects, the largest of which was the galvanizing line in Decatur, Alabama. The decrease in pre-

operating and start-up costs was due to the improved performance at the special bar quality (“SBQ”) mill in Memphis, Tennessee and the wire rod products mill in Kingman, Arizona. Both of these facilities delivered their first quarter of profits since start-up and are no longer included in pre-operating and start-up costs.

•	Energy costs decreased approximately $1 per ton from the prior year period due to efficiency improvements derived from increased utilization rates across all product lines in the steel mills segment.

Marketing, Administrative and Other Expenses Two major components of marketing, administrative and other expenses are freight and profit sharing costs. Although total freight costs increased 7% from the first quarter of 2010, unit freight costs decreased approximately 5% from the prior year quarter primarily due to efficiencies created by increased shipments. Profit sharing costs, which are based upon and fluctuate with pre-tax earnings, increased almost four-fold over 2010 due to Nucor’s increased profitability.

Equity in Losses of Unconsolidated Affiliates Equity method investment losses, including amortization expense and other purchase accounting adjustments, were $4.2 million and $18.4 million in the first quarter of 2011 and 2010, respectively. The decrease in the equity method investment losses is primarily due to reduced losses at Duferdofin Nucor S.r.l combined with earnings generated by NuMit LLC, of which Nucor acquired a 50% interest in the second quarter of 2010. The markets served by Duferdofin Nucor have been negatively affected by the global economic recession and lower-priced imports from foreign steel producers receiving government subsidies. In spite of the challenges within these markets, Duferdofin Nucor’s results have improved from the first quarter of 2010 to the first quarter of 2011 due to increases in both average sales prices and sales tons.

Interest Expense Net interest expense for the first quarter of 2011 and 2010 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010
Interest expense	$45,633	$39,335
Interest income	(3,067)	(1,547)

Interest expense, net	$42,566	$37,788

Gross interest expense increased 16% due to a 39% increase in average debt outstanding, partially offset by a 14% decrease in the average interest rate. Gross interest income almost doubled because of a significant increase in average investments.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the first quarters of 2011 and 2010 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2011	April 3, 2010
Steel mills	$312,578	$158,500
Steel products	(35,895)	(67,696)
Raw materials	57,358	32,784
All other	3,203	2,738
Corporate/eliminations	(70,989)	(62,290)

	$266,255	$64,036

Earnings before income taxes and noncontrolling interests in the steel mills segment almost doubled from the first quarter of last year because of increased utilization rates, higher metal margins and decreased pre-operating and start-up costs. Improvements in real demand contributed to increased pricing and volume in this segment.

In the steel products segment, losses before income taxes and noncontrolling interests decreased from the first quarter of 2010. Demand in this segment remains depressed due to continued weakness in the non-residential construction market. Improvements in volume and sales prices were partially offset by margin compression caused by increased scrap costs.

The profitability of our raw materials segment, particularly The David J. Joseph Company, increased significantly over the first quarter of 2010 and the fourth quarter of 2010 primarily due to rising scrap prices.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), Nucor Trading S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The increase in noncontrolling interests was primarily attributable to the increased earnings of NYS, which were due to improvements in the structural steel market. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2011, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 32.0% in the first quarter of 2011 compared with 35.7% in the first quarter of 2010. The changes in the rate between the periods are primarily due to the changes in relative proportions of net income or loss attributable to equity method investments to total pre-tax income. We estimate that in the next twelve months, our gross uncertain tax positions, exclusive of interest, could decrease by as much as $8.9 million, as a result of the expiration of the statute of limitations. Nucor has substantially concluded U.S. federal income tax matters for the years through 2006. The 2007 through 2010 tax years are open to examination by the Internal Revenue Service. The Canada Revenue Agency is currently examining the 2006 to 2008 income tax returns for two Harris Steel entities. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. The tax years 2007 through 2010 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings and Return on Equity Nucor reported consolidated net earnings of $159.8 million, or $0.50 per diluted share, in the first quarter of 2011 compared to consolidated net earnings of $31.0 million, or $0.10 per diluted share, in the first quarter of 2010. Net earnings as a percentage of net sales were 3% in the first quarter of 2011 and 1% in the first quarter of 2010. Return on average stockholders’ equity was 9% and 2% in the first quarter of 2011 and 2010, respectively.

Outlook Profitability improved significantly as we progressed through the first quarter, as utilization rates increased and as price increases for steel mill products caught up with higher raw material costs. Although we are seeing some signs of market weakness that may negatively impact results near the end of the second quarter, we expect second quarter results to be an improvement over the first quarter. We continue to see slow, steady improvement in real demand in certain end markets. This is most evident in products sold to the manufacturing/industrial sector, including special bar quality products, sheet and plate. We are keeping a watchful eye on imports as any measurable increase in import levels will be a threat to current market stability, particularly in the sheet markets. The most challenging markets for our products continue to be those associated with residential and non-residential construction.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2011 represented approximately 5% of sales and consistently pays within terms. We have only a small exposure to the U.S. automotive industry. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $47.5 million in the first quarter of 2011, compared with cash used by operating activities of $3.0 million in the first quarter of 2010. The increase in net earnings period over period was partially offset by changes in operating assets and liabilities of $(296.3) million in the current year quarter compared with $(221.6) million in the prior year quarter. The funding of working capital (primarily accounts receivable and inventories) increased in the first quarter of 2011 due to the higher levels of operations when compared to the prior year quarter, combined with rising sales prices and raw material costs.

The current ratio was 3.5 at the end of the first quarter of 2011 and 3.9 at year-end 2010. Accounts receivable and inventories increased 18% and 26%, respectively, since year-end, while net sales increased 25% from the fourth quarter of 2010. The increases in accounts receivable and inventories are due to higher sales prices and the increased unit cost of raw materials in the current year as compared to the fourth quarter of 2010, combined with increased volumes. In the first quarter of 2011, total accounts receivable turned approximately monthly and inventories turned approximately every five to six weeks. These turnover rates are comparable to Nucor’s historical performance. The current ratio was also impacted by the 24% increase in accounts payable, which is primarily attributable to the increased cost of raw materials combined with the 17% increase in steel production over last year’s fourth quarter.

Cash used in investing activities decreased $169.9 million from the prior year period primarily due to decreased purchases of short-term investments. Also, Nucor had no acquisitions during the first quarter of 2011, but had several small acquisitions in the first quarter of 2010 totaling $55.7 million.

Cash used in financing activities increased $33.8 million from the prior year period primarily due to increased distributions to noncontrolling interests.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $2.3 billion as of April 2, 2011, and an additional $576.5 million of restricted cash is available for use in the construction of the DRI facility in Louisiana. Our $1.3 billion revolving credit facility is undrawn and does not expire until November 2012, and 79% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and A2 rating from Moody’s. Based upon these ratings, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes if needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 2, 2011, our funded debt to total capital ratio was 36%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of April 2, 2011.

In challenging market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce spending on our facilities to very low levels, but still allow us to allocate capital to investments that will build our long-

term earnings power. Capital expenditures increased 77% from $54.2 million during the first quarter of 2010 to $96.0 million in the first quarter of 2011. Capital expenditures for 2011 are projected to be $500 million.

In February 2011, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.3625 per share payable on May 11, 2011 to stockholders of record on March 31, 2011. This dividend is Nucor’s 152nd consecutive quarterly cash dividend.

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

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2010.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At April 2, 2011, accumulated other comprehensive income (loss) includes $60.9 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre- tax income of a hypothetical change in the fair value of derivative instruments outstanding at April 2, 2011, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$8,400	$21,000
Aluminum	8,016	20,040
Copper	41	103

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 2, 2011, filed on May 11, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: May 11, 2011

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 2, 2011

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 2, 2011, filed on May 11, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.