Form 10-Q
period 2011-07-02
NUCOR CORP
filed 2011-08-10
CIK 73309

Second

Quarter

2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 2, 2011

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

Yes  ☐    No  ☒

316,503,376 shares of common stock were outstanding at July 2, 2011.

Nucor Corporation

Form 10-Q

July  2, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$5,107,809	$4,195,966	$9,941,743	$7,850,808

Costs, expenses and other:
Cost of products sold	4,441,591	3,887,929	8,837,116	7,329,976
Marketing, administrative and other expenses	147,014	107,770	272,392	200,364
Equity in losses (earnings) of unconsolidated affiliates	(1,267)	7,372	2,943	25,749
Interest expense, net	43,184	37,322	85,750	75,110

	4,630,522	4,040,393	9,198,201	7,631,199

Earnings before income taxes and noncontrolling interests	477,287	155,573	743,542	219,609
Provision for income taxes	155,709	49,355	240,842	72,197

Net earnings	321,578	106,218	502,700	147,412
Earnings attributable to noncontrolling interests	21,805	15,226	43,086	25,456

Net earnings attributable to Nucor stockholders	$299,773	$90,992	$459,614	$121,956

Net earnings per share:
Basic	$0.94	$0.29	$1.45	$0.38
Diluted	$0.94	$0.29	$1.44	$0.38
Average shares outstanding:
Basic	316,811	315,849	316,702	315,653
Diluted	317,022	316,472	316,948	316,349
Dividends declared per share	$0.3625	$0.36	$0.725	$0.72

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 2, 2011	Dec. 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,189,544	$1,325,406
Short-term investments	1,092,684	1,153,623
Accounts receivable, net	1,837,175	1,439,828
Inventories, net	2,222,167	1,557,574
Other current assets	374,925	384,744

Total current assets	6,716,495	5,861,175
Property, plant and equipment, net	3,804,574	3,852,118
Restricted cash	576,557	598,482
Goodwill	1,845,948	1,836,294
Other intangible assets, net	826,789	856,125
Other assets	963,186	917,716

Total assets	$14,733,549	$13,921,910

LIABILITIES
Current liabilities:
Short-term debt	$14,673	$13,328
Accounts payable	1,143,536	896,703
Federal income taxes payable	85,396	—
Salaries, wages and related accruals	294,583	207,168
Accrued expenses and other current liabilities	464,497	387,239

Total current liabilities	2,002,685	1,504,438
Long-term debt due after one year	4,280,200	4,280,200
Deferred credits and other liabilities	775,273	806,578

Total liabilities	7,058,158	6,591,216

EQUITY
Nucor stockholders’ equity:
Common stock	150,405	150,181
Additional paid-in capital	1,735,300	1,711,518
Retained earnings	7,024,830	6,795,988
Accumulated other comprehensive income (loss), net of income taxes	60,422	(27,776)
Treasury stock	(1,506,009)	(1,509,841)

Total Nucor stockholders’ equity	7,464,948	7,120,070
Noncontrolling interests	210,443	210,624

Total equity	7,675,391	7,330,694

Total liabilities and equity	$14,733,549	$13,921,910

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010
Operating activities:
Net earnings	$502,700	$147,412
Adjustments:
Depreciation	256,059	255,262
Amortization	34,680	35,855
Stock-based compensation	31,531	25,246
Deferred income taxes	(22,885)	4,178
Equity in losses of unconsolidated affiliates	2,943	25,749
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(392,950)	(290,542)
Inventories	(661,337)	(628,941)
Accounts payable	245,572	178,286
Federal income taxes	136,985	(19,886)
Salaries, wages and related accruals	90,366	72,791
Other	69,058	(99,169)

Cash provided by (used in) operating activities	292,722	(293,759)

Investing activities:
Capital expenditures	(212,893)	(163,219)
Investment in and advances to affiliates	(49,839)	(402,391)
Repayment of advances to affiliates	—	48,885
Disposition of plant and equipment	18,409	15,522
Acquisitions (net of cash acquired)	—	(63,722)
Purchases of investments	(141,461)	(240,495)
Proceeds from the sale of investments	202,400	125,000
Changes in restricted cash	21,949	—

Cash used in investing activities	(161,435)	(680,420)

Financing activities:
Net change in short-term debt	1,357	852
Repayment of long-term debt	—	(6,000)
Issuance of common stock	3,206	1,777
Excess tax benefits from stock-based compensation	(200)	(2,200)
Distributions to noncontrolling interests	(43,272)	(10,511)
Cash dividends	(230,561)	(228,465)

Cash used in financing activities	(269,470)	(244,547)

Effect of exchange rate changes on cash	2,321	3,249

Decrease in cash and cash equivalents	(135,862)	(1,215,477)
Cash and cash equivalents - beginning of year	1,325,406	2,016,981

Cash and cash equivalents - end of six months	$1,189,544	$801,504

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for Nucor in the first quarter of 2012. The adoption of this guidance is not expected to have a material effect on Nucor’s operating results or financial position.

2.	INVENTORIES: Inventories consist of approximately 43% raw materials and supplies and 57% finished and semi-finished products at July 2, 2011 (41% and 59%, respectively, at December 31, 2010). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 50% of total inventories as of July 2, 2011 (45% as of December 31, 2010). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $683.4 million higher at July 2, 2011 ($620.4 million higher at December 31, 2010). The allowance to reduce inventories to the lower of cost or market was $5.0 million at July 2, 2011 ($2.9 million at December 31, 2010).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $5.48 billion at July 2, 2011 ($5.24 billion at December 31, 2010).

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended July 2, 2011 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2010	$268,466	$799,060	$679,916	$88,852	$1,836,294
Translation	—	9,654	—	—	9,654

Balance at July 2, 2011	$268,466	$808,714	$679,916	$88,852	$1,845,948

Nucor completed its annual goodwill impairment testing during the fourth quarter of 2010 and concluded that there was no impairment of goodwill for any of our reporting units.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	July 2, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$949,588	$234,002	$944,920	$203,969
Trademarks and trade names	124,390	22,537	123,713	19,351
Other	25,868	16,518	27,869	17,057

	$1,099,846	$273,057	$1,096,502	$240,377

Intangible asset amortization expense was $17.3 million and $17.7 million in the second quarter of 2011 and 2010, respectively, and was $34.7 million and $35.9 million in the first six months of 2011 and 2010, respectively. Annual amortization expense is estimated to be $66.3 million in 2011; $61.4 million in 2012; $57.9 million in 2013; $55.8 million in 2014; and $54.0 million in 2015.

5.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $841.4 million at July 2, 2011 ($797.6 million at December 31, 2010) and is recorded in other assets in the condensed consolidated balance sheets.

Nucor has a 50% economic and voting interest in Duferdofin Nucor S.r.l., an Italian steel manufacturer. Nucor accounts for the investment in Duferdofin Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at July 2, 2011 was $566.8 million ($531.9 million at December 31, 2010). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $79.4 million at July 2, 2011, resulting in a basis difference of $487.4 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($349.9 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up was $3.2 million and $2.8 million in the second quarter of 2011 and 2010, respectively, and was $6.1 million and $5.7 million in the first six months of 2011 and 2010, respectively.

As of July 2, 2011 Nucor had outstanding two notes receivable from Duferdofin Nucor with total value of €20 million ($29.0 million). The notes receivable bear interest at the twelve-month Euro Interbank Offered Rate (Euribor) as of September 30, 2010 plus 1% per year. The interest rates will reset annually to the Euribor twelve-month rate plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of July 2, 2011.

Nucor has issued a guarantee for its ownership percentage (50%) of up to €112.5 million of Duferdofin Nucor’s credit facilities. As of July 2, 2011, Duferdofin Nucor had €105.5 million outstanding under these credit facilities. The portion of the amount outstanding guaranteed by Nucor is €52.8 million ($76.4 million). Nucor has not recorded any liability associated with the guarantee.

In April 2010, Nucor acquired a 50% economic and voting interest in NuMit LLC. NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. The acquisition did not result in a significant amount of goodwill or intangible assets.

Nucor’s investment in NuMit at July 2, 2011 was $238.3 million ($229.1 million as of December 31, 2010), comprised of the purchase price of approximately $221.3 million plus equity method earnings since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC for a loan Nucor made at closing. In addition, Nucor has extended a $97.5 million line of credit (of which $87.5 million was outstanding at July 2, 2011) to Steel Technologies. The note receivable bears interest at the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points and matures on October 21, 2014. As of July 2, 2011, the amount outstanding on the line of credit bears interest at the one-month

LIBOR rate plus 250 basis points and matures on April 1, 2012. The note receivable was classified in other assets and the amount outstanding on the line of credit was classified in other current assets in the condensed consolidated balance sheets.

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below its carrying amount may have occurred. In the fourth quarter of 2010, the Company concluded it had a triggering event requiring assessment for impairment of its equity investment in Duferdofin Nucor due to the significant decline in the global demand for steel. Diminished demand began to significantly impact the financial results of Duferdofin Nucor in 2009 and continued to impact the results of the equity investment through 2010. After completing its assessment, the Company determined that there was no impairment of its investment in Duferdofin Nucor. It is reasonably possible that, based on actual performance in the near term, the estimates used in the valuation as of December 31, 2010 could change and result in an impairment of the investment.

6.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $83.5 million at July 2, 2011 ($63.0 million at December 31, 2010). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $115.4 million at July 2, 2011 ($115.2 million at December 31, 2010).

7.	DEBT: In November 2010, Nucor issued $600.0 million in 30-year variable rate Gulf Opportunity Zone bonds to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. The net proceeds from the debt issuance are being held in a trust account and are disbursed as qualified expenditures for the construction of the facility are made. Since the restricted cash must be used for the construction of the facility, which is expected to occur through mid-2013, the entire balance has been classified as a non-current asset.

8.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At July 2, 2011, natural gas swaps covering 12.6 million MMBTUs (extending through December 2012) and foreign currency contracts with a notional value of $11.3 million (extending through August 2011) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Values of Derivative Instruments

		Fair Value at
	Balance Sheet Location	July 2, 2011	Dec. 31, 2010
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$2,522	$—
Foreign exchange contracts	Other current assets	88	266

Total asset derivatives		$2,610	$266

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(31,600)	$(8,900)
Commodity contracts	Deferred credits and other liabilities	(22,700)	(54,800)

Total liability derivatives designated as hedging instruments		(54,300)	(63,700)
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	—	(2,961)

Total liability derivatives		$(54,300)	$(66,661)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Commodity contracts	Cost of products sold	$(1,613)	$(617)	$(9,199)	$(9,408)	$—	$1,000

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended
		July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Commodity contracts	Cost of products sold	$(2,699)	$(23,265)	$(18,259)	$(16,199)	$—	$1,100

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
		July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Commodity contracts	Cost of products sold	$3,277	$9,429	$1,977	$9,534
Foreign exchange contracts	Cost of products sold	(152)	71	(592)	156

Total		$3,125	$9,500	$1,385	$9,690

At July 2, 2011, $36.6 million of net deferred losses on cash flow hedges on natural gas forward purchase contracts included in accumulated other comprehensive income are expected to be reclassified into earnings upon maturity of the derivatives within the next 12 months at the prevailing values, which may be different from those at July 2, 2011.

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of July 2, 2011 and December 31, 2010 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 2, 2011
Assets:
Cash equivalents	$1,093,592	$1,093,592	$—
Short-term investments	1,092,684	1,092,684	—
Foreign exchange and commodity contracts	2,610	—	2,610
Restricted cash	576,557	576,557	—

Total assets	$2,765,443	$2,762,833	$2,610	—

Liabilities:
Commodity contracts	$(54,300)	—	$(54,300)	—

As of December 31, 2010
Assets:
Cash equivalents	$1,156,240	$1,156,240	$—
Short-term investments	1,153,623	1,153,623	—
Foreign exchange contracts	266	—	266
Restricted cash	598,482	598,482	—

Total assets	$2,908,611	$2,908,345	$266	—

Liabilities:
Commodity contracts	$(66,661)	—	$(66,661)	—

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

The fair value of long-term debt, including current maturities, was approximately $4.59 billion at July 2, 2011 ($4.59 billion at December 31, 2010). The fair value estimates were based on readily available market prices of our debt at July 2, 2011 and December 31, 2010, or similar debt with the same maturities, rating and interest rates.

10.

CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $33.5 million of accrued environmental costs at July 2, 2011 ($35.0 million at December 31, 2010), $12.0 million was classified in accrued expenses and other current liabilities ($13.5 million at December 31, 2010) and $21.5 million was classified in deferred credits and other liabilities ($21.5 million at December 31, 2010). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The cases are filed as class actions. The plaintiffs allege that from January 2005 through 2008, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief. Although we believe the plaintiffs’ claims are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. Nucor maintains liability insurance for certain risks that arise that are also subject to certain self-insurance limits. Although the outcome of the claims and proceedings against us cannot be predicted with certainty, management believes that there are no existing claims or proceedings that are likely to have a material adverse effect on the consolidated financial statements.

11.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted prior to 2006 were exercisable six months after grant date and have a term of seven years. The stock options granted in 2010 and 2011 are exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first six months of 2011 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	983	$29.14
Granted	560	$42.34
Exercised	(164)	$19.58		$4,446
Canceled	—	—

Outstanding at July 2, 2011	1,379	$35.63	5.9 years	$8,614

Options exercisable at July 2, 2011	577	$26.70	0.7 years	$8,581

For the 2011 stock option grant, the grant date fair value of $15.37 per share was calculated using the Black-Scholes option-pricing model with the following assumptions:

Exercise price	$42.34
Expected dividend yield	3.42%
Expected stock price volatility	49.40%
Risk-free interest rate	2.39%
Expected life (years)	6.5

Compensation expense for stock options was $7.1 million in the second quarter of 2011 ($0.1 million in the second quarter of 2010) and $7.4 million in the first six months of 2011 ($0.1 million in the first six months of 2010). As of July 2, 2011, unrecognized compensation expense related to options was $4.3 million, which is expected to be recognized over a weighted-average period of 1.3 years. The amount of cash received from the exercise of stock options totaled $0.5 million and $3.2 million in the second quarter and first half of 2011, respectively.

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

RSUs granted to employees who are eligible for retirement on the date of grant are expensed immediately, and RSUs granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since these awards vest upon retirement from the Company. Compensation expense for RSUs granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period.

Cash dividend equivalents are paid to participants each quarter. Dividend equivalents paid on units expected to vest are recognized as a reduction in retained earnings.

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first six months of 2011 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,203	$49.96
Granted	490	$42.34
Vested	(597)	$50.05
Canceled	(10)	$48.39

Unvested at July 2, 2011	1,086	$46.48

Shares reserved for future grants (stock options and RSUs)	13,709

Compensation expense for RSUs was $12.2 million and $13.5 million in the second quarter of 2011 and 2010, respectively, and $19.7 million and $22.5 million in the first half of 2011 and 2010, respectively. As of July 2, 2011, unrecognized compensation expense related to unvested RSUs was $35.7 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first six months of 2011 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	141	$44.62
Granted	118	$46.41
Vested	(141)	$47.81
Canceled	—	—

Unvested at July 2, 2011	118	$42.59

Shares reserved for future grants	1,482

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.9 million and $1.1 million in the second quarter of 2011 and 2010, respectively, and was $4.3 million and $2.5 million in the first half of 2011 and 2010, respectively. At July 2, 2011, unrecognized compensation expense related to unvested restricted stock was $1.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $44.0 million and $14.5 million in the second quarter of 2011 and 2010, respectively, and was $71.1 million and $20.9 million in the first half of 2011 and 2010, respectively.

13.	INTEREST EXPENSE: The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest expense	$46,159	$38,770	$91,792	$78,105
Interest income	(2,975)	(1,448)	(6,042)	(2,995)

Interest expense, net	$43,184	$37,322	$85,750	$75,110

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

15.	STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, Nucor Trading S.A. and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2010	$7,120,070	$210,624	$7,330,694

Comprehensive income:
Net earnings	459,614	43,086	502,700
Net unrealized loss on hedging derivatives, net of income taxes	(2,699)	—	(2,699)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	18,259	—	18,259
Foreign currency translation gain	72,638	5	72,643

Total comprehensive income	547,812	43,091	590,903
Stock options	10,571	—	10,571
Issuance of stock under award plans, net of forfeitures	16,367	—	16,367
Amortization of unearned compensation	900	—	900
Dividends declared	(230,772)	—	(230,772)
Distributions to noncontrolling interests	—	(43,272)	(43,272)

Stockholders’ equity at July 2, 2011	$7,464,948	$210,443	$7,675,391

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2009	$7,390,526	$193,763	$7,584,289

Comprehensive income:
Net earnings	121,956	25,456	147,412
Net unrealized loss on hedging derivatives, net of income taxes	(23,265)	—	(23,265)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	16,199	—	16,199
Foreign currency translation gain (loss)	(50,224)	6	(50,218)

Total comprehensive income	64,666	25,462	90,128
Stock options	1,855	—	1,855
Issuance of stock under award plans, net of forfeitures	16,791	—	16,791
Amortization of unearned compensation	1,200	—	1,200
Dividends declared	(228,645)	—	(228,645)
Distributions to noncontrolling interests	—	(10,511)	(10,511)

Stockholders’ equity at July 3, 2010	$7,246,393	$208,714	$7,455,107

The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net earnings	$321,578	$106,218	$502,700	$147,412
Net unrealized loss on hedging derivatives, net of income taxes	(1,613)	(617)	(2,699)	(23,265)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	9,199	9,408	18,259	16,199
Foreign currency translation gain (loss)	8,517	(48,531)	72,643	(50,218)

Comprehensive income	337,681	66,478	590,903	90,128
Comprehensive income attributable to noncontrolling interests	(21,804)	(15,225)	(43,091)	(25,462)

Comprehensive income attributable to Nucor stockholders	$315,877	$51,253	$547,812	$64,666

16.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company (“DJJ”), a scrap broker and processor; Nu-Iron Unlimited, a facility that produces direct reduced iron (“DRI”) used by the steel mills; the planned DRI facility; and certain equity method investments. The “All other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets, federal income taxes receivable, the LIFO reserve and investments in and advances to affiliates.

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales to external customers:
Steel mills	$3,569,786	$2,875,338	$7,017,983	$5,487,354
Steel products	875,365	737,693	1,607,504	1,298,728
Raw materials	555,545	504,080	1,083,008	900,825
All other	107,113	78,855	233,248	163,901

	$5,107,809	$4,195,966	$9,941,743	$7,850,808

Intercompany sales:
Steel mills	$632,055	$437,019	$1,216,668	$803,770
Steel products	14,233	12,106	24,247	21,182
Raw materials	2,697,521	2,390,344	5,475,127	4,316,327
All other	9,926	2,813	16,351	4,740
Corporate/eliminations	(3,353,735)	(2,842,282)	(6,732,393)	(5,146,019)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$626,840	$262,147	$939,418	$420,647
Steel products	(10,010)	(35,295)	(45,905)	(102,991)
Raw materials	51,922	53,769	109,280	86,553
All other	1,074	1,830	4,277	4,568
Corporate/eliminations	(192,539)	(126,878)	(263,528)	(189,168)

	$477,287	$155,573	$743,542	$219,609

	July 2, 2011	Dec. 31, 2010
Segment assets:
Steel mills	$6,557,391	$5,969,846
Steel products	3,025,989	2,835,812
Raw materials	2,891,957	2,710,544
All other	166,908	170,174
Corporate/eliminations	2,091,304	2,235,534

	$14,733,549	$13,921,910

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Basic net earnings per share:
Basic net earnings	$299,773	$90,992	$459,614	$121,956
Earnings allocated to participating securities	(1,048)	(449)	(1,647)	(956)

Net earnings available to common stockholders	$298,725	$90,543	$457,967	$121,000

Average shares outstanding	316,811	315,849	316,702	315,653

Basic net earnings per share	$0.94	$0.29	$1.45	$0.38
Diluted net earnings per share:
Diluted net earnings	$299,773	$90,992	$459,614	$121,956
Earnings allocated to participating securities	(1,048)	(449)	(1,647)	(956)

Net earnings available to common stockholders	$298,725	$90,543	$457,967	$121,000

Diluted average shares outstanding:
Basic shares outstanding	316,811	315,849	316,702	315,653
Dilutive effect of stock options and other	211	623	246	696

	317,022	316,472	316,948	316,349

Diluted net earnings per share	$0.94	$0.29	$1.44	$0.38

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

In January 2011, the Louisiana Department of Environmental Quality issued an air quality permit for Nucor’s DRI facility that will be located in St. James Parish, Louisiana. The permit allows for the construction and operation of two plants with a combined annual DRI production of 5,500,000 tons. Nucor broke ground on a 2,500,000-ton DRI facility in March 2011, and construction of infrastructure has begun. The management team is largely in place, and purchase contracts for most of the major equipment have been issued. The majority of the equipment will begin arriving in 2012, and we are on schedule for completion of construction and beginning of start-up in mid-2013. In addition to a potential second DRI facility, future plans for the Louisiana site may include a coke plant, blast furnace, pellet plant and steel mill.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 75%, 55% and 74%, respectively, in the first half of 2011, compared with 72%, 52% and 72%, respectively, in the first half of 2010. The average utilization rates in the steel mills segment in 2011 were negatively impacted by downtime caused by severe weather-related events and resulting power outages that occurred during the second quarter.

Results of Operations

Net Sales Net sales to external customers by segment for the second quarter and first six months of 2011 and 2010 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
Steel mills	$3,569,786	$2,875,338	24%	$7,017,983	$5,487,354	28%
Steel products	875,365	737,693	19%	1,607,504	1,298,728	24%
Raw materials	555,545	504,080	10%	1,083,008	900,825	20%
All other	107,113	78,855	36%	233,248	163,901	42%

Net sales	$5,107,809	$4,195,966	22%	$9,941,743	$7,850,808	27%

Net sales for the second quarter of 2011 increased 22% from the second quarter of 2010. Average sales price per ton increased 21% from $755 in the second quarter of 2010 to $912 in the second quarter of 2011, while total tons shipped to outside customers increased 1% from the same period last year.

Net sales for the first six months of 2011 increased 27% from last year’s first six months. Average sales price per ton increased 21% from $710 in the first half of 2010 to $859 in the first half of 2011, while total tons shipped to outside customers increased 5% from the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
Steel production	4,667	4,648	—	9,886	9,360	6%

Outside steel shipments	4,052	3,922	3%	8,470	7,988	6%
Inside steel shipments	812	675	20%	1,594	1,315	21%

Total steel shipments	4,864	4,597	6%	10,064	9,303	8%

Net sales for the steel mills segment increased 24% from the second quarter of 2010 due to the 3% increase in tons sold to outside customers combined with a 21% increase in the average sales price per ton from $734 to $891. Average selling prices benefited from contract sales at our sheet mills, which are primarily priced on an index. The index tends to lag spot-market pricing, and therefore reduced first quarter pricing below the spot market as prices were rising, and boosted second quarter pricing as sheet mill pricing began to fall late in the second quarter. Although residential and non-residential construction markets continue to suffer from recessionary levels of demand, they are slowly improving. Demand in markets such as energy, heavy equipment, agriculture, truck trailers and bridge-building remains steady. Demand in these markets contributed to increased pricing and volume in the steel mills segment in the second quarter. In general, there has been a gradual and consistent improvement in real demand for steel since the beginning of the fourth quarter of 2009.

The 28% increase in sales from the first half of 2010 to the first half of 2011 in the steel mills segment was attributable to the 6% increase in tons sold to outside customers combined with a 22% increase in the average sales price per ton from $687 to $838.

Selected tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Six Months (26 weeks) Ended
	July 2, 2011	July 3, 2010	% Change	July 2, 2011	July 3, 2010	% Change
Joist production	70	72	-3%	137	131	5%
Deck sales	79	81	-2%	151	149	1%
Cold finish sales	129	117	10%	263	228	15%
Fabricated concrete reinforcing steel sales	275	266	3%	496	460	8%

The 19% increase in the steel products segment’s sales for the second quarter was due to a 3% increase in volume and a 16% increase in the average sales price per ton from $1,174 to $1,361. The 24% increase in the steel product segment’s sales for the first half of the year was attributable to the 14% increase in the average sales price per ton from $1,155 to $1,320, and a 9% increase in volume. While both volumes and pricing of cold-finished bar products and rebar fabricated products improved over the prior year quarter and first half, sales in the steel products segment remain depressed due to the depressed levels of demand in the non-residential construction market. However, this market has stabilized and is slowly improving. Sales of cold-finished bar products contributed most significantly to the increases in volumes and prices, due to improved demand in the heavy equipment and transportation markets.

Net sales for the raw materials segment increased 10% over the prior year quarter and increased 20% over the prior year first half due to increased average sales price per ton partially offset by decreased volume. In the second quarter of 2011, approximately 86% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 13% of the outside sales were from the scrap processing facilities (90% and 10%, respectively, in the second quarter of 2010). In the first half of 2011, approximately 86% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 14% of the outside sales were from the scrap processing facilities (89% and 11%, respectively, in the first half of 2010).

The “All other” category includes Nucor’s steel trading businesses. The quarter over quarter increase in sales is due to an increased sales price per ton. The year over year increase in sales is due to demand-driven increases in both volume and pricing.

Gross Margins For the second quarter of 2011, Nucor recorded gross margins of $666.2 million (13%), compared to $308.0 million (7%) in the second quarter of 2010. The year-over-year dollar and gross margin percentage increases were primarily the result of the 21% increase in the average sales price per ton. Additionally, the gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton increased 19% from $373 in the second quarter of 2010 to $444 in the second quarter of 2011; however, metal margins (the difference between the selling price of steel and the cost of scrap and scrap substitutes) also increased. This metal margin expansion demonstrated our historical experience of rising scrap prices leading, after a short lag, to higher metal margins. Metal margins for the second quarter of 2011 were at their highest level attained since 2008. Under current conditions, we do not anticipate any severe upward pressure on scrap costs in the third quarter; however, excess supply in the sheet market is pressuring selling prices and margins. In addition to new domestic capacity, imports of sheet steel have increased significantly, which further pressures prices and margins.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was negatively impacted by a LIFO charge of $32.0 million in the second quarter of 2011, compared with a charge of $67.0 million in the second quarter of 2010. The current year LIFO charge reflects management’s expectations of increasing costs and quantities in inventory at December 31, 2011 relative to prior year-end.

•

Pre-operating and start-up costs of new facilities were $31.4 million in the second quarter of 2011 compared to $43.4 million in the second quarter of 2010. In 2011, these costs related to several projects, primarily the galvanizing line in Decatur, Alabama and the Castrip facility in Blytheville, Arkansas. The decrease in pre-operating and start-up costs was due to the improved performance at the special bar quality (“SBQ”) mill in Memphis, Tennessee and the wire rod products mill in Kingman, Arizona.

•	Energy costs increased $3 per ton from the prior year period mainly as a result of higher energy unit costs.

For the first half of 2011, Nucor recorded gross margins of $1.10 billion (11%), compared to $520.8 million (7%) in the first half of 2010. The year-over-year dollar and gross margin percentage increases were the result of a 21% increase in the average sales price per ton and the 5% increase in total shipments to outside customers. Additionally, the gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton increased 26% from $345 in the first half of 2010 to $433 in the first half of 2011; however, metal margin dollars also increased.

•	Gross margin was negatively impacted by a LIFO charge of $63.0 million in the first half of 2011, compared with a charge of $91.0 million in the first half of 2010.

•	Pre-operating and start-up costs of new facilities were $59.3 million in the first half of 2011 compared to $93.9 million in the first half of 2010.

•	Energy costs increased $1 per ton from the prior year period mainly as a result of higher energy unit costs.

Marketing, Administrative and Other Expenses Two major components of marketing, administrative and other expenses are freight and profit sharing costs. Total freight costs decreased 2% from the prior year quarter, while unit freight costs increased 1%. Total freight costs increased 2% from the first six months of 2010, while unit freight costs decreased 2% due to efficiencies created from increased shipments. Profit sharing costs for the second quarter, which are based upon and fluctuate with pre-tax earnings, increased almost three-fold over 2010 due to Nucor’s increased profitability, and more than tripled from the first six months of 2010.

Equity in Earnings (Losses) of Unconsolidated Affiliates Equity method investment earnings were $1.3 million in the second quarter of 2011, compared with losses of $7.4 million in the second quarter of 2010. Equity method losses were $2.9 million and $25.7 million in the first half of 2011 and 2010, respectively. Included in equity method earnings (losses) are amortization expense and other purchase accounting adjustments. The decrease in the equity method investment losses is primarily due to reduced losses at Duferdofin Nucor S.r.l combined with earnings generated by NuMit LLC, of which Nucor acquired a 50% interest in the second quarter of 2010. The markets served by Duferdofin Nucor have been negatively affected by the global economic recession and lower-priced imports from foreign steel producers receiving government subsidies. In spite of the challenges within these markets, Duferdofin Nucor’s results have improved from the second quarter and first half of 2010 primarily because of operational cost improvements, combined with slight improvements in average sales prices.

Interest Expense Net interest expense for the second quarter and first six months of 2011 and 2010 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Interest expense	$46,159	$38,770	$91,792	$78,105
Interest income	(2,975)	(1,448)	(6,042)	(2,995)

Interest expense, net	$43,184	$37,322	$85,750	$75,110

In the second quarter of 2011, gross interest expense increased 19% over the prior year primarily due to a 39% increase in average debt outstanding, partially offset by a 16% decrease in the average interest rate. Gross interest income more than doubled because of a significant increase in average investments.

Gross interest expense increased 18% from the first half of 2010 to the first half of 2011 due to a 39% increase in average debt outstanding, partially offset by a 15% decrease in the average interest rate. Gross interest income more than doubled because of a significant increase in average investments.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the second quarter and first six months of 2011 and 2010 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Steel mills	$626,840	$262,147	$939,418	$420,647
Steel products	(10,010)	(35,295)	(45,905)	(102,991)
Raw materials	51,922	53,769	109,280	86,553
All other	1,074	1,830	4,277	4,568
Corporate/eliminations	(192,539)	(126,878)	(263,528)	(189,168)

	$477,287	$155,573	$743,542	$219,609

In the second quarter of 2011, earnings before income taxes and noncontrolling interests in the steel mills segment more than doubled from the prior year quarter because of increased sales prices and the resulting higher metal margins. Decreased pre-operating and start-up costs and the return to profitability of Nucor’s unconsolidated affiliates (in the aggregate) also contributed to the increase.

Earnings before income taxes and noncontrolling interests in the steel mills segment also more than doubled from the first half of 2010 to the first half of 2011 because of increased utilization rates, higher sales prices and metal margins, decreased pre-operating and start-up costs and decreased losses from unconsolidated affiliates. Steady-to-improving demand in several key end-use markets such as energy, transportation, water heaters, HVAC and heavy equipment contributed to increased pricing and volume in this segment.

In the steel products segment, losses before income taxes and noncontrolling interests decreased from the second quarter and first half of 2010. Our downstream fabricated construction products continued to operate in very depressed markets, which remain challenging but are slowly improving. The strongest performer in the steel products segment continues to be the cold-finished business due to improved demand in the heavy equipment and transportation markets.

The profitability of our raw materials segment, particularly DJJ, increased over 2010 primarily due to increased average sales prices in the scrap market. This increase was offset in the second quarter by a $6.2 million decrease in gains on commodity contracts.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), Nucor Trading S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The increase in noncontrolling interests is primarily attributable to the increased earnings of NYS, which were due to the improvements in the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first half of 2011, the amount of cash distributed to noncontrolling interest holders exceeded amounts allocated to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 32.6% in the second quarter of 2011 compared with 31.7% in the second quarter of 2010. The effective tax rate in the first six months of 2011 was 32.4% compared with 32.9% in the first six months of 2010. The expected rate for the full year of 2011 will be approximately 32.0% compared with 22.8% for the full year of 2010. The changes in the rates between the periods are primarily due to the changes in relative proportions of net earnings or loss attributable to noncontrolling interests to total pre-tax earnings. We estimate that in the next twelve months, our gross uncertain tax positions, exclusive of interest, could decrease by as much as $8.9 million, as a result of the expiration of the statute of limitations. Nucor has substantially concluded U.S. federal income tax matters for the years through 2006. The 2007 through 2010 tax years are open to examination by the Internal Revenue Service. The Canada Revenue Agency is currently examining the 2006 to 2008 income tax returns for two Harris Steel entities. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. The tax years 2007 through 2010 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings and Return on Equity Nucor reported net earnings of $299.8 million, or $0.94 per diluted share, in the second quarter of 2011 compared to net earnings of $91.0 million, or $0.29 per diluted share, in the second quarter of 2010. Net earnings attributable to Nucor stockholders as a percentage of net sales were 6% in the second quarter of 2011 and 2% in the second quarter of 2010.

Nucor reported consolidated net earnings of $459.6 million, or $1.44 per diluted share, in the first half of 2011, compared to consolidated net earnings of $122.0 million, or $0.38 per diluted share, in the first half of 2010. Net earnings attributable to Nucor stockholders as a percentage of net sales were 5% and 2%, respectively, in the first half of 2011 and 2010. Return on average stockholders’ equity was approximately 13% and 3% in the first half of 2011 and 2010, respectively.

Outlook As we expected, our profitability significantly improved from the first quarter to the second quarter, as price increases for steel mill products caught up with higher raw material costs. Demand in end markets such as automotive, heavy equipment, energy and general manufacturing continues to incrementally improve, benefiting special bar quality, sheet and plate products. However, new domestic supply in the sheet market and increases in imports of sheet steel are putting significant pressure on prices and margins. Unless the dynamics of supply, demand and pricing reverse themselves, the sheet market will be the most challenging for the industry in the third quarter. Accordingly, we expect third quarter results to be lower than second quarter, but by how much remains to be seen. The markets associated with residential and non-residential construction are not robust; however, they are stable and slowly improving.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2011 represented approximately 5% of sales and consistently pays within terms. We have only a small exposure to the U.S. automotive industry. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and Capital Resources

Cash provided by operating activities was $292.7 million in the first half of 2011, compared with cash used in operating activities of $293.8 million in the first half of 2010. The increase in cash provided by operating activities is driven primarily by the 241% increase in net earnings period over period and a decrease in cash used by operating activities related to changes in operating assets and liabilities of $275.2 million period over period. The changes in operating assets and liabilities were primarily driven by an increase in federal income taxes payable and a decrease in deposits and prepaid expenses.

The current ratio was 3.4 at the end of the second quarter of 2011 and 3.9 at year-end 2010. Accounts receivable and inventories increased 28% and 43%, respectively, since year-end, while quarterly net sales increased 33% from the fourth quarter of 2010. The increases in accounts receivable and inventories are due to higher sales prices and the increased cost of raw materials in the current year as compared to the fourth quarter of 2010, combined with increased volumes. In the first six months of 2011, total accounts receivable turned approximately monthly and inventories turned approximately every five to six weeks. These turnover rates are comparable to Nucor’s historical performance. The current ratio was also impacted by the 28% increase in accounts payable, which is primarily attributable to the increased cost of raw materials combined with the 4% increase in steel production over last year’s fourth quarter. In addition, profit sharing and bonus accruals and taxes payable increased due to the Company’s increased profitability.

Cash used in investing activities decreased $519.0 million over the prior year period primarily due to decreased investments in and advances to affiliates of $352.6 million. In 2010, investments in and advances to affiliates related mainly to NuMit LLC and Duferdofin Nucor S.r.l. Also, Nucor had decreased net purchases of short-term investments and no acquisitions during the first six months of 2011.

Cash used in financing activities increased $24.9 million from the prior year period primarily due to the increased distributions to noncontrolling interests. These distributions are made based on the mutual agreement of the general partners.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $2.28 billion as of July 2, 2011, and an additional $576.6 million of restricted cash is available for use in the construction of the DRI facility in Louisiana. Our $1.3 billion revolving credit facility is undrawn and does not expire until November 2012, and 79% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and an A2 rating from Moody’s. Based upon these ratings, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes if needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 2, 2011, our funded debt to total capital ratio was 36%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of July 2, 2011.

In challenging market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce spending on our facilities to very low levels, but still allows us to allocate capital to investments that will build our long-term earnings power. Capital expenditures increased 30% from $163.2 million during the first half of 2010 to $212.9 million in the first half of 2011. Capital expenditures for 2011 are projected to be approximately $500 million compared to $345.3 million in 2010.

In June 2011, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.3625 per share payable on August 11, 2011 to stockholders of record on June 30, 2011. This dividend is Nucor’s 153rd consecutive quarterly cash dividend.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At July 2, 2011, accumulated other comprehensive income (loss) included $53.3 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at July 2, 2011, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$6,000	$15,100
Aluminum	$7,137	$17,842
Copper	$1,160	$2,899

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on

Form 10-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10	Form of Stock Option Award Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 2, 2011, filed on August 10, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President

Dated: August 10, 2011

NUCOR CORPORATION

List of Exhibits to Form 10-Q – July 2, 2011

Exhibit No.	Description of Exhibit

10	Form of Stock Option Award Agreement

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 2, 2011, filed on August 10, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements