Form 10-Q
period 2011-10-01
NUCOR CORP
filed 2011-11-09
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 1, 2011

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

316,703,996 shares of common stock were outstanding at October 1, 2011.

Nucor Corporation

Form 10-Q

October  1, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010
Net sales	$5,252,144	$4,140,069	$15,193,887	$11,990,877

Costs, expenses and other:
Cost of products sold	4,776,283	3,949,779	13,613,399	11,279,755
Marketing, administrative and other expenses	140,206	88,866	412,598	289,230
Equity in losses of unconsolidated affiliates	11,247	5,732	14,190	31,481
Interest expense, net	40,193	37,686	125,943	112,796

	4,967,929	4,082,063	14,166,130	11,713,262

Earnings before income taxes and noncontrolling interests	284,215	58,006	1,027,757	277,615
Provision for income taxes	84,104	7,982	324,946	80,179

Net earnings	200,111	50,024	702,811	197,436
Earnings attributable to noncontrolling interests	18,593	26,529	61,679	51,985

Net earnings attributable to Nucor stockholders	$181,518	$23,495	$641,132	$145,451

Net earnings per share:
Basic	$0.57	$0.07	$2.02	$0.46
Diluted	$0.57	$0.07	$2.02	$0.46

Average shares outstanding:
Basic	317,194	316,223	316,866	315,842
Diluted	317,287	316,756	317,061	316,483

Dividends declared per share	$0.3625	$0.36	$1.0875	$1.08

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 1, 2011	Dec. 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$1,101,437	$1,325,406
Short-term investments	1,312,551	1,153,623
Accounts receivable, net	1,838,126	1,439,828
Inventories, net	2,188,828	1,557,574
Other current assets	452,954	384,744

Total current assets	6,893,896	5,861,175

Property, plant and equipment, net	3,766,643	3,852,118

Restricted cash and investments	607,721	598,482

Goodwill	1,830,338	1,836,294

Other intangible assets, net	802,086	856,125

Other assets	906,581	917,716

Total assets	$14,807,265	$13,921,910

LIABILITIES

Current liabilities:
Short-term debt	$7,624	$13,328
Long-term debt due within one year	350,000	—
Accounts payable	1,175,195	896,703
Salaries, wages and related accruals	344,511	207,168
Accrued expenses and other current liabilities	480,755	387,239

Total current liabilities	2,358,085	1,504,438

Long-term debt due after one year	3,930,200	4,280,200

Deferred credits and other liabilities	839,799	806,578

Total liabilities	7,128,084	6,591,216

EQUITY

Nucor stockholders’ equity:
Common stock	150,480	150,181
Additional paid-in capital	1,748,732	1,711,518
Retained earnings	7,090,836	6,795,988
Accumulated other comprehensive loss, net of income taxes	(21,599)	(27,776)
Treasury stock	(1,505,713)	(1,509,841)

Total Nucor stockholders’ equity	7,462,736	7,120,070

Noncontrolling interests	216,445	210,624

Total equity	7,679,181	7,330,694

Total liabilities and equity	$14,807,265	$13,921,910

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Oct. 1, 2011	Oct. 2, 2010
Operating activities:
Net earnings	$702,811	$197,436
Adjustments:
Depreciation	391,847	385,107
Amortization	51,675	53,378
Stock-based compensation	40,323	34,115
Deferred income taxes	40,855	30,150
Equity in losses of unconsolidated affiliates	14,190	31,481
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(401,237)	(340,933)
Inventories	(634,048)	(325,549)
Accounts payable	280,545	107,902
Federal income taxes	2,217	(48,024)
Salaries, wages and related accruals	141,407	86,315
Other	42,559	4,863

Cash provided by operating activities	673,144	216,241

Investing activities:
Capital expenditures	(318,252)	(238,330)
Investment in and advances to affiliates	(76,678)	(427,788)
Repayment of advances to affiliates	15,000	48,885
Disposition of plant and equipment	22,155	18,998
Acquisitions (net of cash acquired)	—	(64,885)
Purchases of investments	(614,982)	(240,495)
Proceeds from the sale of investments	456,055	309,000
Purchases of restricted investments	(564,994)	—
Proceeds from the sale of restricted investments	18,299	—
Other changes in restricted cash and investments	538,644	—

Cash used in investing activities	(524,753)	(594,615)

Financing activities:
Net change in short-term debt	(5,646)	1,343
Repayment of long-term debt	—	(6,000)
Proceeds from issuance of long-term debt, net of discount	—	598,992
Debt issuance costs	—	(4,050)
Issuance of common stock	6,957	3,648
Excess tax benefits from stock-based compensation	700	(1,500)
Distributions to noncontrolling interests	(55,855)	(42,723)
Cash dividends	(346,005)	(342,863)
Other financing activities	30,000	—

Cash provided by (used in) financing activities	(369,849)	206,847

Effect of exchange rate changes on cash	(2,511)	4,639

Decrease in cash and cash equivalents	(223,969)	(166,888)

Cash and cash equivalents - beginning of year	1,325,406	2,016,981

Cash and cash equivalents - end of nine months	$1,101,437	$1,850,093

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for Nucor in the first quarter of 2012. The adoption of this guidance is not expected to have an effect on Nucor’s operating results or financial position.

In September 2011, the FASB issued updated guidance on the assessment of goodwill impairment. This guidance allows companies to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step goodwill impairment test. We perform an impairment analysis of Nucor’s goodwill at the beginning of the fourth quarter of each year and plan to early adopt this guidance for our goodwill impairment testing in the fourth quarter of 2011. The adoption of this guidance is not expected to have an effect on Nucor’s operating results or financial position.

2.	INVENTORIES: Inventories consist of approximately 42% raw materials and supplies and 58% finished and semi-finished products at October 1, 2011 (41% and 59%, respectively, at December 31, 2010). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 48% of total inventories as of October 1, 2011 (45% as of December 31, 2010). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $711.4 million higher at October 1, 2011 ($620.4 million higher at December 31, 2010). The allowance to reduce inventories to the lower of cost or market was $8.2 million at October 1, 2011 ($2.9 million at December 31, 2010).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $5.61 billion at October 1, 2011 ($5.24 billion at December 31, 2010).

4.	RESTRICTED CASH AND INVESTMENTS: As of October 1, 2011, restricted cash and investments primarily consisted of net proceeds from $600.0 million 30-year variable rate Gulf Opportunity Zone bonds issued in November 2010. The restricted cash and investments are held in a trust account and are to be used to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. Funds are disbursed as qualified expenditures for the construction of the facility are made ($21.9 million in the first nine months of 2011 and none in 2010). Restricted investments are held in similar short-term investment vehicles held by the Company as described in Note 4 to Nucor’s annual report for the year ended December 31, 2010. Interest earned on these investments is subject to the same usage requirements as the bond proceeds. Since the restricted cash, investments, and interest on investments must be used for the construction of the facility, which is expected to occur through mid-2013, the entire balance has been classified as a non-current asset.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended October 1, 2011 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2010	$268,466	$799,060	$679,916	$88,852	$1,836,294
Translation	—	(5,956)	—	—	(5,956)

Balance at October 1, 2011	$268,466	$793,104	$679,916	$88,852	$1,830,338

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2010 and concluded that there was no impairment of goodwill for any of our reporting units.

Intangible assets with estimated lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	October 1, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$942,905	$248,790	$944,920	$203,969
Trademarks and trade names	123,365	24,112	123,713	19,351
Other	25,868	17,150	27,869	17,057

	$1,092,138	$290,052	$1,096,502	$240,377

Intangible asset amortization expense was $17.0 million and $17.5 million in the third quarter of 2011 and 2010, respectively, and was $51.7 million and $53.4 million in the first nine months of 2011 and 2010, respectively. Annual amortization expense is estimated to be $67.3 million in 2011; $61.4 million in 2012; $57.9 million in 2013; $55.8 million in 2014; and $54.0 million in 2015.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $787.3 million at October 1, 2011 ($797.6 million at December 31, 2010) and is recorded in other assets in the condensed consolidated balance sheets.

Nucor has a 50% economic and voting interest in Duferdofin Nucor S.r.l., an Italian steel manufacturer. Nucor accounts for the investment in Duferdofin Nucor (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at October 1, 2011 was $514.1 million ($531.9 million at December 31, 2010). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $69.3 million at October 1, 2011, resulting in a basis difference of $452.2 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($326.1 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $3.0 million and $2.8 million in the third quarter of 2011 and 2010, respectively, and was $9.1 million and $8.5 million in the first nine months of 2011 and 2010, respectively.

As of October 1, 2011 Nucor had outstanding two notes receivable from Duferdofin Nucor with total value of €20 million ($27.0 million). The notes receivable bear interest at 2.43% and will reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of October 1, 2011.

Nucor has issued a guarantee for its ownership percentage (50%) of up to €112.5 million of Duferdofin Nucor’s credit facilities. As of October 1, 2011, Duferdofin Nucor had €107.8 million outstanding under these credit facilities. The portion of the amount outstanding guaranteed by Nucor is €53.9 million ($72.7 million). Nucor has not recorded any liability associated with the guarantee.

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

Nucor’s investment in NuMit at October 1, 2011 was $252.1 million ($229.1 million as of December 31, 2010), comprised of the purchase price of approximately $221.3 million plus subsequent additional capital contributions and equity method earnings since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC that bears interest at 1.15% and resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. The principal amount is due on October 21, 2014. In addition, Nucor has extended a $120.0 million line of credit (of which $90.0 million was outstanding at October 1, 2011) to Steel Technologies. As of October 1, 2011, the amounts outstanding on the line of credit bear interest at 2.73% and 2.74% and mature on April 1, 2012. The note receivable was classified in other assets and the amount outstanding on the line of credit was classified in other current assets in the condensed consolidated balance sheets.

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

In the third quarter of 2011, the Company concluded that an equity investment in a dust recycling project had been impaired, resulting in an impairment charge of $13.9 million. This charge is included in marketing, administrative and other expenses in the condensed consolidated statement of earnings.

Also in the third quarter of 2011, a valuation allowance was recorded against the deferred tax asset related to the Italian net operating loss carryforwards for the Duferdofin Nucor joint venture. The impact of the valuation allowance is reflected in equity in losses of unconsolidated affiliates in the condensed consolidated statements of earnings.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $82.8 million at October 1, 2011 ($63.0 million at December 31, 2010). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $115.5 million at October 1, 2011 ($115.2 million at December 31, 2010).

8.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At October 1, 2011, natural gas swaps covering 4.2 million MMBTUs (extending through December 2012).

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Values of Derivative Instruments

		Fair Value at
	Balance Sheet Location	Oct. 1, 2011	Dec. 31, 2010
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$6,901	$—
Foreign exchange contracts	Other current assets	133	266

Total asset derivatives		$7,034	$266

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(18,300)	$(8,900)
Commodity contracts	Deferred credits and other liabilities	(4,600)	(54,800)

Total liability derivatives designated as hedging instruments		(22,900)	(63,700)
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	—	(2,961)

Total liability derivatives		$(22,900)	$(66,661)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010
Commodity contracts	Cost of products sold	$(4,531)	$(6,702)	$(9,023)	$(9,420)	$600	$—

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
		Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended
		Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010
Commodity contracts	Cost of products sold	$(7,230)	$(29,967)	$(27,282)	$(25,619)	$600	$1,100

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Three Months (13 weeks) Ended		Nine Months (39 weeks) Ended
		Oct. 1, 2011	Oct. 2, 2010	Oct. 1, 2011	Oct. 2, 2010
Commodity contracts	Cost of products sold	$7,485	$(7,443)	$9,462	$2,091
Foreign exchange contracts	Cost of products sold	721	77	129	233

Total		$8,206	$(7,366)	$9,591	$2,324

At October 1, 2011, $39.6 million of net deferred losses on cash flow hedges on natural gas forward purchase contracts included in accumulated other comprehensive income are expected to be reclassified into earnings upon maturity of the derivatives within the next 12 months at the then prevailing values, which may be different from those at October 1, 2011.

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of October 1, 2011 and December 31, 2010 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of October 1, 2011
Assets:
Cash equivalents	$994,793	$994,793	$—
Short-term investments	1,312,551	1,312,551	—
Foreign exchange and commodity contracts	7,034	—	7,034
Restricted cash and investments	607,721	607,721	—

Total assets	$2,922,099	$2,915,065	$7,034	—

Liabilities:
Commodity contracts	$(22,900)	—	$(22,900)	—

As of December 31, 2010
Assets:
Cash equivalents	$1,156,240	$1,156,240	$—
Short-term investments	1,153,623	1,153,623	—
Foreign exchange contracts	266	—	266
Restricted cash	598,482	598,482	—

Total assets	$2,908,611	$2,908,345	$266	—

Liabilities:
Commodity contracts	$(66,661)	—	$(66,661)	—

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of long-term debt, including current maturities, was approximately $4.70 billion at October 1, 2011 ($4.59 billion at December 31, 2010). The fair value estimates were based on readily available market prices of our debt at October 1, 2011 and December 31, 2010, or similar debt with the same maturities, rating and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $33.2 million of accrued environmental costs at October 1, 2011 ($35.0 million at December 31, 2010), $12.7 million was classified in accrued expenses and other current liabilities ($13.5 million at December 31, 2010) and $20.5 million was classified in deferred credits and other liabilities ($21.5 million at December 31, 2010). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

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

A summary of activity under Nucor’s stock option plans for the first nine months of 2011 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	983	$29.14
Granted	560	$42.34
Exercised	(349)	$19.94		$7,237
Canceled	—	—

Outstanding at October 1, 2011	1,194	$38.02	6.5 years	$742

Options exercisable at October 1, 2011	392	$29.75	0.7 years	$742

Compensation expense for stock options was $1.9 million and $0.3 million in the third quarter of 2011 and 2010, respectively, and $9.3 million and $0.4 million in the first nine months of 2011 and 2010, respectively. As of October 1, 2011, unrecognized compensation expense related to options was $2.4 million, which is expected to be recognized over a weighted-average period of 1.5 years. The amount of cash received from the exercise of stock options totaled $3.8 million and $7.0 million in the third quarter and first nine months of 2011, respectively.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s restricted stock unit activity for the first nine months of 2011 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,203	$49.96
Granted	490	$42.34
Vested	(641)	$49.80
Canceled	(18)	$46.06

Unvested at October 1, 2011	1,034	$46.51

Shares reserved for future grants (stock options and RSUs)	13,702

Compensation expense for RSUs was $6.5 million and $7.6 million in the third quarter of 2011 and 2010, respectively, and $26.2 million and $30.1 million in the first nine months of 2011 and 2010, respectively. As of October 1, 2011, unrecognized compensation expense related to unvested RSUs was $29.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first nine months of 2011 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	141	$44.62
Granted	118	$46.41
Vested	(148)	$47.61
Canceled	—	—

Unvested at October 1, 2011	111	$42.52

Shares reserved for future grants	1,482

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $0.4 million and $1.0 million in the third quarter of 2011 and 2010, respectively, and was $4.7 million and $3.5 million in the first nine months of 2011 and 2010, respectively. At October 1, 2011, unrecognized compensation expense related to unvested restricted stock was $1.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor has a Profit Sharing and Retirement Savings Plan for qualified employees. Nucor’s expense for these benefits was $26.4 million and $3.4 million in the third quarter of 2011 and 2010, respectively, and was $97.5 million and $24.3 million in the first nine months of 2011 and 2010, respectively.

13.	INTEREST EXPENSE: The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest expense	$44,484	$39,618	$136,276	$117,723
Interest income	(4,291)	(1,932)	(10,333)	(4,927)

Interest expense, net	$40,193	$37,686	$125,943	$112,796

14.	INCOME TAXES: The effective tax rate for the third quarter of 2011 was favorably impacted by the discrete recognition of a deferred tax asset related to a state tax credit that is now considered realizable. The effective tax rate for the third quarter of 2010 was impacted by the reversal of tax reserves due to closing of the statute of limitations.

Nucor has substantially concluded U.S. federal income tax matters for years through 2006. The 2008 through 2010 tax years are open to examination by the Internal Revenue Service. The Canada Revenue Agency has completed its examination of the 2006 to 2008 income tax returns for two Harris Steel entities. No significant adjustments arose from this audit. The tax years 2007 through 2010 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

15.	STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, Nucor Trading S.A. and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2010	$7,120,070	$210,624	$7,330,694

Comprehensive income:
Net earnings	641,132	61,679	702,811
Net unrealized loss on hedging derivatives, net of income taxes	(7,230)	—	(7,230)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	27,282	—	27,282
Foreign currency translation loss	(13,875)	(3)	(13,878)

Total comprehensive income	647,309	61,676	708,985
Stock options	16,224	—	16,224
Issuance of stock under award plans, net of forfeitures	24,117	—	24,117
Amortization of unearned compensation	1,300	—	1,300
Dividends declared	(346,284)	—	(346,284)
Distributions to noncontrolling interests	—	(55,855)	(55,855)

Stockholders’ equity at October 1, 2011	$7,462,736	$216,445	$7,679,181

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2009	$7,390,526	$193,763	$7,584,289

Comprehensive income:
Net earnings	145,451	51,985	197,436
Net unrealized loss on hedging derivatives, net of income taxes	(29,967)	—	(29,967)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	25,619	—	25,619
Foreign currency translation gain	8,048	7	8,055

Total comprehensive income	149,151	51,992	201,143
Stock options	4,040	—	4,040
Issuance of stock under award plans, net of forfeitures	24,889	—	24,889
Amortization of unearned compensation	1,800	—	1,800
Dividends declared	(343,089)	—	(343,089)
Distributions to noncontrolling interests	—	(42,723)	(42,723)

Stockholders’ equity at October 2, 2010	$7,227,317	$203,032	$7,430,349

The components of total comprehensive income are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net earnings	$200,111	$50,024	$702,811	$197,436
Net unrealized loss on hedging derivatives, net of income taxes	(4,531)	(6,702)	(7,230)	(29,967)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	9,023	9,420	27,282	25,619
Foreign currency translation gain (loss)	(86,521)	58,273	(13,878)	8,055

Comprehensive income	118,082	111,015	708,985	201,143
Comprehensive income attributable to noncontrolling interests	(18,585)	(26,530)	(61,676)	(51,992)

Comprehensive income attributable to Nucor stockholders	$99,497	$84,485	$647,309	$149,151

16.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company (“DJJ”), a scrap broker and processor; Nu-Iron Unlimited, a facility that produces direct reduced iron (“DRI”) used by the steel mills; a DRI facility under construction in Louisiana; and certain equity method investments. The “All other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash and investments, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets, federal income taxes receivable, the LIFO reserve and investments in and advances to affiliates.

The company’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales to external customers:
Steel mills	$3,617,867	$2,798,419	$10,635,850	$8,285,773
Steel products	958,224	794,289	2,565,728	2,093,017
Raw materials	535,948	463,515	1,618,956	1,364,340
All other	140,105	83,846	373,353	247,747

	$5,252,144	$4,140,069	$15,193,887	$11,990,877

Intercompany sales:
Steel mills	$599,005	$451,792	$1,815,673	$1,255,562
Steel products	14,444	12,351	38,691	33,533
Raw materials	2,572,705	1,839,956	8,047,832	6,156,283
All other	4,742	2,248	21,093	6,988
Corporate/eliminations	(3,190,896)	(2,306,347)	(9,923,289)	(7,452,366)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$436,196	$231,803	$1,375,614	$652,450
Steel products	(10,527)	(40,826)	(56,432)	(143,817)
Raw materials	22,481	7,444	131,761	93,997
All other	737	(613)	5,014	3,955
Corporate/eliminations	(164,672)	(139,802)	(428,200)	(328,970)

	$284,215	$58,006	$1,027,757	$277,615

	October 1, 2011	Dec. 31, 2010
Segment assets:
Steel mills	$6,399,240	$5,969,846
Steel products	3,020,188	2,835,812
Raw materials	2,944,040	2,710,544
All other	173,609	170,174
Corporate/eliminations	2,270,188	2,235,534

	$14,807,265	$13,921,910

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Basic net earnings per share:
Basic net earnings	$181,518	$23,495	$641,132	$145,451
Earnings allocated to participating securities	(592)	(436)	(2,239)	(1,392)

Net earnings available to common Stockholders	$180,926	$23,059	$638,893	$144,059

Average shares outstanding	317,194	316,223	316,866	315,842

Basic net earnings per share	$0.57	$0.07	$2.02	$0.46

Diluted net earnings per share:
Diluted net earnings	$181,518	$23,495	$641,132	$145,451
Earnings allocated to participating securities	(593)	(436)	(2,240)	(1,392)

Net earnings available to common stockholders	$180,925	$23,059	$638,892	$144,059

Diluted average shares outstanding:
Basic shares outstanding	317,194	316,223	316,866	315,842
Dilutive effect of stock options and other	93	533	195	641

	317,287	316,756	317,061	316,483

Diluted net earnings per share	$0.57	$0.07	$2.02	$0.46

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

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot and cold-rolled), plate steel, structural steel (wide-flange beams, beam blanks and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit LLC. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold-finished steel, steel fasteners, metal building systems, light gauge steel framing, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, the Company produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes certain equity method investments.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 75%, 57% and 72%, respectively, in the first nine months of 2011, compared with 71%, 54% and 71%, respectively, in the first nine months of 2010.

Results of Operations

Net Sales Net sales to external customers by segment for the third quarter and first nine months of 2011 and 2010 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
Steel mills	$3,617,867	$2,798,419	29%	$10,635,850	$8,285,773	28%
Steel products	958,224	794,289	21%	2,565,728	2,093,017	23%
Raw materials	535,948	463,515	16%	1,618,956	1,364,340	19%
All other	140,105	83,846	67%	373,353	247,747	51%

Net sales	$5,252,144	$4,140,069	27%	$15,193,887	$11,990,877	27%

Net sales for the third quarter of 2011 increased 27% from the third quarter of 2010. Average sales price per ton increased 24% from $735 in the third quarter of 2010 to $908 in the third quarter of 2011, while total tons shipped to outside customers increased 3% from the same period last year.

Net sales for the first nine months of 2011 increased 27% from last year’s first nine months. Average sales price per ton increased 22% from $719 in the first nine months of 2010 to $875 in the first nine months of 2011, while total tons shipped to outside customers increased 4% from the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
Steel production	4,910	4,426	11%	14,796	13,786	7%

Outside steel shipments	4,194	3,993	5%	12,664	11,981	6%
Inside steel shipments	934	709	32%	2,528	2,024	25%

Total steel shipments	5,128	4,702	9%	15,192	14,005	8%

Net sales for the steel mills segment increased 29% from the third quarter of 2010 due to the 5% increase in tons sold to outside customers combined with a 21% increase in the average sales price per ton from $701 to $847. While average selling prices increased from the prior year, the average sales price per ton for the third quarter decreased $44 (5%) from $891 in the second quarter. The third quarter sheet mill average sales price per ton declined $94 (11%) per ton from the second quarter due to new domestic supply and increased imports in the sheet market. The erosion in the selling prices of our sheet products has been cushioned by greater stability in the selling prices of our other steel mill products. Residential and non-residential construction markets continue to suffer from recessionary levels of demand and have shown minimal improvement. Demand in markets such as automotive, energy, heavy equipment and general manufacturing remains firm, but has shown very little improvement when compared to the first half of 2011.

The 28% increase in sales from the first nine months of 2010 to the first nine months of 2011 in the steel mills segment was attributable to the 6% increase in tons sold to outside customers combined with a 22% increase in the average sales price per ton from $692 to $841.

Selected tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Nine Months (39 weeks) Ended
	October 1, 2011	October 2, 2010	% Change	October 1, 2011	October 2, 2010	% Change
Joist production	82	71	15%	219	202	8%
Deck sales	83	81	2%	234	230	2%
Cold finish sales	118	123	-4%	381	351	9%
Fabricated concrete reinforcing steel sales	312	291	7%	808	751	8%

The 21% increase in the steel products segment’s sales for the third quarter was due to a 5% increase in volume and a 15% increase in the average sales price per ton from $1,198 to $1,381. The 23% increase in the steel product segment’s sales for the first nine months of the year was attributable to the 15% increase in the average sales price per ton from $1,171 to $1,342, and a 7% increase in volume. While pricing of joists, deck, cold-finished bar products, and rebar fabricated products improved over the prior year quarter and first nine months, sales in the steel products segment remain depressed due to the depressed levels of demand in the non-residential construction market. Though volumes decreased from the second quarter and the prior year quarter, sales of cold-finished bar products contributed most significantly to the increases in volumes and prices for the first nine months of the year compared to the prior year period, due to improved demand in the heavy equipment and transportation markets.

Net sales for the raw materials segment increased 16% over the prior year quarter and increased 19% over the prior year first nine months due to increased average sales price per ton partially offset by decreased volume. In the third quarter of 2011, approximately 86% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 12% of the outside sales were from the scrap processing facilities (85% and 15%, respectively, in the third quarter of 2010). In the first nine months of 2011, approximately 86% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 13% of the outside sales were from the scrap processing facilities (88% and 12%, respectively, in the first nine months of 2010).

The “All other” category includes Nucor’s steel trading businesses. The quarter-over-quarter and year-over-year increases in sales are due to demand-driven increases in both volume and pricing.

Gross Margins For the third quarter of 2011, Nucor recorded gross margins of $475.9 million (9%), compared to $190.3 million (5%) in the third quarter of 2010. The year-over-year dollar and gross margin percentage increases were primarily the result of the 24% increase in the average sales price per ton and the 3% increase in total shipments to outside customers. Additionally, the gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton increased 27% from $354 in the third quarter of 2010 to $449 in the third quarter of 2011; however, metal margin dollars (the difference between the selling price of steel and the cost of scrap and scrap substitutes) also increased. This metal margin expansion was consistent with our historical experience of rising scrap prices leading, after a short lag, to higher metal margins. Scrap prices decreased in October and we expect them to continue trending down throughout the fourth quarter.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was negatively impacted by a LIFO charge of $28.0 million in the third quarter of 2011, compared with a charge of $50.0 million in the third quarter of 2010. The current year LIFO charge reflects management’s expectations of increasing costs and quantities in inventory at December 31, 2011 relative to prior year-end.

•

Pre-operating and start-up costs of new facilities were $17.0 million in the third quarter of 2011 compared to $41.9 million in the third quarter of 2010. In 2011, these costs related primarily to the Castrip® facility in Arkansas and the DRI facility under construction in Louisiana. The decrease in pre-operating and start-up costs was due to several projects coming out of start-up, including the special bar quality (“SBQ”) mill in Tennessee, the wire rod products mill in Arizona, and the galvanizing line in Alabama.

•	Energy costs increased $3 per ton from the prior year period mainly as a result of higher electricity unit costs.

For the first nine months of 2011, Nucor recorded gross margins of $1.58 billion (10%), compared to $711.1 million (6%) in the first nine months of 2010. The year-over-year dollar and gross margin percentage increases were the result of a 22% increase in the average sales price per ton and the 4% increase in total shipments to outside customers. Additionally, the gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton increased 26% from $348 in the first nine months of 2010 to $439 in the first nine months of 2011; however, metal margin dollars also increased. Metal margins in the first nine months of 2011 were at their highest level since 2008.

•	Gross margin was negatively impacted by a LIFO charge of $91.0 million in the first nine months of 2011, compared with a charge of $141.0 million in the first nine months of 2010.

•

Pre-operating and start-up costs of new facilities were $76.3 million in the first nine months of 2011 compared to $135.8 million in the first nine months of 2010. The underlying reasons for the decline in 2011 are consistent with the above quarter-over-quarter analysis.

•	Energy costs increased $1 per ton from the prior year period mainly as a result of higher electricity unit costs.

Marketing, Administrative and Other Expenses Two major components of marketing, administrative and other expenses are freight and profit sharing costs. Total freight costs and unit freight costs increased 3% from the prior year quarter. Total freight costs increased 3% from the first nine months of 2010, while unit freight costs were flat. Profit sharing costs for the third quarter, which are based upon and fluctuate with pre-tax earnings, increased almost ninefold over 2010 due to Nucor’s increased profitability, and quadrupled from the first nine months of 2010. In the third quarter of 2011, marketing, administrative and other expenses also included a charge of $13.9 million for the impairment of a dust recycling project.

Equity in Losses of Unconsolidated Affiliates Equity method investment losses were $11.2 million and $5.7 million in the third quarter of 2011 and 2010, respectively, and were $14.2 million and $31.5 million in the first nine months of 2011 and 2010, respectively. Included in equity method losses is amortization expense associated with the purchase of equity method investments. The increase in the equity method investment losses for the quarter is primarily due to the recording of a valuation allowance against a deferred tax asset related to the Italian net operating loss carryforward for the Duferdofin Nucor joint venture. The decrease in the equity method investment losses for the first nine months of 2011 compared to the prior year period are primarily due to earnings generated by NuMit LLC, of which Nucor acquired a 50% interest in the second quarter of 2010. The markets served by Duferdofin Nucor continue to be negatively affected by the global economic recession and lower-priced imports from foreign steel producers receiving government subsidies.

Interest Expense Net interest expense for the third quarter and first nine months of 2011 and 2010 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest expense	$44,484	$39,618	$136,276	$117,723
Interest income	(4,291)	(1,932)	(10,333)	(4,927)

Interest expense, net	$40,193	$37,686	$125,943	$112,796

In the third quarter of 2011, gross interest expense increased 12% over the prior year primarily due to a 36% increase in average debt outstanding, partially offset by a 17% decrease in the average interest rate. Gross interest income more than doubled because average investments more than doubled.

Gross interest expense increased 16% from the first nine months of 2010 to the first nine months of 2011 due to a 38% increase in average debt outstanding, partially offset by a 16% decrease in the average interest rate. Gross interest income doubled because average investments doubled.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2011 and 2010 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Steel mills	$436,196	$231,803	$1,375,614	$652,450
Steel products	(10,527)	(40,826)	(56,432)	(143,817)
Raw materials	22,481	7,444	131,761	93,997
All other	737	(613)	5,014	3,955
Corporate/eliminations	(164,672)	(139,802)	(428,200)	(328,970)

	$284,215	$58,006	$1,027,757	$277,615

In the third quarter of 2011, earnings before income taxes and noncontrolling interests in the steel mills segment increased 88% from the prior year quarter because of increased sales prices and the resulting higher metal margins. Decreased pre-operating and start-up costs also contributed to the increase. Earnings before income taxes and noncontrolling interests in the steel mills segment decreased 30% from the second quarter primarily due to lower average sales prices and metal margins for sheet mill products. Nucor benefited from our diversified product mix in the third quarter, as the bar mills improved over their second quarter profitability. Earnings at the plate mills were essentially flat compared to the second quarter; however, the trend for the plate mills was down through the quarter due to the impact of higher imports. The beam mills experienced a small decline from the second quarter results but continued to contribute solid profits.

Earnings before income taxes and noncontrolling interests in the steel mills segment more than doubled from the first nine months of 2010 to the first nine months of 2011 because of increased utilization rates, higher sales prices and metal margins, decreased pre-operating and start-up costs and decreased losses from unconsolidated affiliates.

In the steel products segment, losses before income taxes and noncontrolling interests decreased from the third quarter and first nine months of 2010. The strongest performer in the steel products segment continues to be the cold-finished business due to improved demand in the heavy equipment and transportation markets. Our downstream fabricated construction products continued to operate in very depressed markets, which remain challenging.

The profitability of our raw materials segment, particularly DJJ, increased over 2010 as higher selling prices in the scrap market allowed for margin enhancement. Earnings before income taxes and noncontrolling interests in the raw materials segment decreased from the second quarter because of margin compression at DJJ, and because of a planned outage at our DRI plant in Trinidad for equipment upgrades.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), Nucor Trading S.A., and Barker Steel Company, Inc., of which Nucor owns 51%, 75% and 90%, respectively. The decrease in noncontrolling interests in the third quarter of 2011 compared to the prior year quarter is primarily attributable to decreased earnings of NYS, which is attributable to lower volume and margin compression. The earnings of NYS also decreased from the second quarter due to decreased volume as several infrastructure projects, including levy rebuilds in New Orleans, were completed. Noncontrolling interests for the first nine months of 2011 increased over the prior year period due to the increased earnings of NYS, which is due to year-over-year improvements in the structural steel market. Under the NYS partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes.

Provision for Income Taxes Nucor had an effective tax rate of 29.6% in the third quarter of 2011 compared with 13.8% in the third quarter of 2010. The effective tax rate in the first nine months of 2011 was 31.6% compared with 28.9% in the first nine months of 2010. The expected rate for the full year of 2011 will be approximately 31.1% compared with 22.8% for the full year of 2010. The changes in the rates between the periods are primarily due to the changes in relative proportions of net earnings or loss attributable to noncontrolling interests to total pre-tax earnings and the impact of the reversal of tax reserves due to closing of the statute of limitations in the third quarter of 2010. In addition, the effective tax rate for the third quarter of 2011 was favorably impacted by the discrete recognition of a deferred tax asset related to a state tax credit that is now considered realizable.

We estimate that in the next twelve months, our gross uncertain tax positions, exclusive of interest, could decrease by as much as $8.2 million, as a result of the expiration of the statute of limitations. Nucor has substantially concluded U.S. federal income tax matters for the years through 2006. The 2008 through 2010 tax years are open to examination by the Internal Revenue Service. The Canada Revenue Agency has completed its examination of the 2006 to 2008 income tax returns for two Harris Steel entities. No significant adjustments arose from this audit. The tax years 2007 through 2010 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings and Return on Equity Nucor reported net earnings of $181.5 million, or $0.57 per diluted share, in the third quarter of 2011 compared to net earnings of $23.5 million, or $0.07 per diluted share, in the third quarter of 2010. Net earnings attributable to Nucor stockholders as a percentage of net sales were 3% in the third quarter of 2011 and less than 1% in the third quarter of 2010.

Nucor reported consolidated net earnings of $641.1 million, or $2.02 per diluted share, in the first nine months of 2011, compared to consolidated net earnings of $145.5 million, or $0.46 per diluted share, in the first nine months of 2010. Net earnings attributable to Nucor stockholders as a percentage of net sales were 4% and 1%, respectively, in the first nine months of 2011 and 2010. Return on average stockholders’ equity was approximately 12% and 3% in the first nine months of 2011 and 2010, respectively.

Outlook While third quarter earnings of $0.57 per share were, as we expected, below the level achieved in the second quarter of 2011, they remain well ahead of 2010 levels of $0.07 per share. This deterioration from the second quarter reflects lower steel prices and significantly lower metal margins for sheet mill products due to increases in the supply/demand imbalances from both new domestic supply and increased imports. We continue to benefit from our diversified product mix as our other steel mills delivered a solid improvement quarter over quarter. Scrap prices remained relatively high and stable in the third quarter. This price stability, combined with generally low service center inventories, has minimized volatility in order rates and pricing in our long product business. End markets such as automotive, heavy equipment, energy and general manufacturing have continued to show the most strength compared to 2010 but have shown very little improvement compared to the first half of 2011. Although we have seen only minimal improvement in non-residential construction markets and expect to see only slight improvement in demand through the end of 2011, our combined construction businesses (steel mills and downstream facilities) will continue to operate profitably. We expect further margin compression in the sheet market in the fourth quarter; and we also expect a smaller compression in plate margins due to imports. As a result, we expect our overall earnings to be lower than the third quarter. We expect that the magnitude of margin compression will be favorably impacted by expected lower scrap costs through the quarter.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2011 represented approximately 5% of sales and consistently pays within terms. We have only a small exposure to the U.S. automotive industry. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and Capital Resources

Cash provided by operating activities was $673.1 million in the first nine months of 2011, compared with cash provided by operating activities of $216.2 million in the first nine months of 2010. The increase in cash provided by operating activities is driven primarily by the 256% increase in net earnings period over period and partially offset by an increase in cash used by operating activities related to changes in operating assets and liabilities of $53.1 million period over period. The funding of working capital (primarily inventories and accounts receivable) increased over the prior year due to higher sales and production.

The current ratio was 2.9 at the end of the third quarter of 2011 and 3.9 at year-end 2010. Accounts receivable and inventories increased 28% and 41%, respectively, since year-end, while quarterly net sales increased 36% from the fourth quarter of 2010. The increases in accounts receivable and inventories are due to higher sales prices and the increased cost of raw materials in the current year as compared to the fourth quarter of 2010, combined with increased volumes. In the first nine months of 2011, total accounts receivable turned approximately monthly and inventories turned approximately every five to six weeks. These turnover rates are consistent with Nucor’s historical performance. The current ratio was impacted by the 31% increase in accounts payable, which is primarily attributable to the increased cost of raw materials combined with the 10% increase in steel production over last year’s fourth quarter. Also contributing to the decrease in the current ratio was the reclassification of $350 million of long-term debt that matures on October 1, 2012 to a current liability. In addition, profit sharing and bonus accruals increased due to the Company’s increased profitability.

Cash used in investing activities decreased $69.9 million over the prior year period due to decreased investments in and advances to affiliates of $351.1 million. In 2010, investments in and advances to affiliates related mainly to NuMit LLC and Duferdofin Nucor S.r.l. Partially offsetting the decrease in investments in and advances to affiliates was the $227.4 million increase in net purchases of short-term investments.

Cash used in financing activities increased $576.7 million from the prior year period primarily due to the issuance of debt in the prior year. In September 2010, Nucor issued $600 million 4.125% unsecured notes due in 2022 (net proceeds of which were $594.9 million).

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $2.41 billion as of October 1, 2011, and an additional $607.7 million of restricted cash and investments is available for use in the construction of the DRI facility in Louisiana. Our $1.3 billion revolving credit facility is undrawn and does not expire until November 2012, and 79% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and an A2 rating from Moody’s.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 1, 2011, our funded debt to total capital ratio was 36%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of October 1, 2011.

In challenging market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce spending on our facilities to very low levels, but still allows us to allocate capital to investments that will build our long-term earnings power. Capital expenditures increased 34% from $238.3 million during the first nine months of 2010 to $318.3 million in the first nine months of 2011. Capital expenditures for 2011 are projected to be approximately $475 million compared to $345.3 million in 2010.

In September 2011, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.3625 per share payable on November 11, 2011 to stockholders of record on September 30, 2011. This dividend is Nucor’s 154th consecutive quarterly cash dividend.

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

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps from time to time to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2010.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At October 1, 2011, accumulated other comprehensive loss included $48.8 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at October 1, 2011, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$1,800	$4,400
Aluminum	$4,623	$11,557
Copper	$25	$55

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s annual report on Form 10-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 1, 2011, filed on November 9, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: November 9, 2011

NUCOR CORPORATION

List of Exhibits to Form 10-Q – October 1, 2011

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 1, 2011, filed on November 9, 2011, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements