Form 10-Q
period 2012-03-31
NUCOR CORP
filed 2012-05-09
CIK 73309

First Quarter 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

317,051,968 shares of common stock were outstanding at March 31, 2012.

Nucor Corporation

Form 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011

Net sales	$5,072,594	$4,833,934

Costs, expenses and other:
Cost of products sold	4,692,067	4,410,199
Marketing, administrative and other expenses	107,119	110,704
Equity in losses of unconsolidated affiliates	6,674	4,210
Interest expense, net	41,672	42,566

	4,847,532	4,567,679

Earnings before income taxes and noncontrolling interests	225,062	266,255
Provision for income taxes	61,650	85,133

Net earnings	163,412	181,122
Earnings attributable to noncontrolling interests	18,308	21,281

Net earnings attributable to Nucor stockholders	$145,104	$159,841

Net earnings per share:
Basic	$0.46	$0.50
Diluted	$0.46	$0.50

Average shares outstanding:
Basic	317,689	316,595
Diluted	317,779	316,874

Dividends declared per share	$0.3650	$0.3625

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011

Net earnings	$163,412	$181,122

Other comprehensive income:
Net unrealized loss on hedging derivatives, net of income taxes	(2,264)	(1,086)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	10,854	9,060
Foreign currency translation gain, net of income taxes	54,052	64,126

	62,642	72,100

Comprehensive income	226,054	253,222
Comprehensive income attributable to noncontrolling interests	(18,280)	(21,287)

Comprehensive income attributable to Nucor stockholders	$207,774	$231,935

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 31, 2012	Dec. 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,179,814	$1,200,645
Short-term investments	1,198,289	1,362,641
Accounts receivable, net	1,791,695	1,710,773
Inventories, net	2,258,645	1,987,257
Other current assets	431,042	446,765

Total current assets	6,859,485	6,708,081
Property, plant and equipment, net	3,817,402	3,755,604
Restricted cash and investments	586,190	585,833
Goodwill	1,855,971	1,830,661
Other intangible assets, net	792,031	784,640
Other assets	903,386	905,531

Total assets	$14,814,465	$14,570,350

LIABILITIES
Current liabilities:
Short-term debt	$8,040	$1,826
Long-term debt due within one year	650,000	650,000
Accounts payable	1,188,433	958,645
Salaries, wages and related accruals	211,988	333,341
Accrued expenses and other current liabilities	490,586	452,247

Total current liabilities	2,549,047	2,396,059
Long-term debt due after one year	3,630,200	3,630,200
Deferred credits and other liabilities	839,516	837,511

Total liabilities	7,018,763	6,863,770

EQUITY
Nucor stockholders’ equity:
Common stock	150,574	150,496
Additional paid-in capital	1,773,089	1,756,534
Retained earnings	7,140,228	7,111,566
Accumulated other comprehensive income (loss), net of income taxes	24,494	(38,177)
Treasury stock	(1,502,801)	(1,505,534)

Total Nucor stockholders’ equity	7,585,584	7,474,885
Noncontrolling interests	210,118	231,695

Total equity	7,795,702	7,706,580

Total liabilities and equity	$14,814,465	$14,570,350

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011
Operating activities:
Net earnings	$163,412	$181,122
Adjustments:
Depreciation	131,338	127,229
Amortization	16,584	17,437
Stock-based compensation	6,835	9,508
Deferred income taxes	(21,897)	4,311
Equity in losses of unconsolidated affiliates	6,674	4,210
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(74,627)	(259,773)
Inventories	(263,153)	(397,537)
Accounts payable	228,679	216,308
Federal income taxes	73,281	76,060
Salaries, wages and related accruals	(119,116)	17,421
Other	59,641	51,199

Cash provided by operating activities	207,651	47,495

Investing activities:
Capital expenditures	(167,329)	(96,036)
Investment in and advances to affiliates	(38,441)	(24,475)
Disposition of plant and equipment	7,953	3,985
Acquisitions (net of cash acquired)	(58,848)	—
Purchases of investments	(185,073)	(140,454)
Proceeds from the sale of investments	349,729	151,005
Proceeds from the sale of restricted investments	38,350	—
Changes in restricted cash	(38,707)	21,949

Cash used in investing activities	(92,366)	(84,026)

Financing activities:
Net change in short-term debt	6,158	3,594
Issuance of common stock	5,876	2,658
Excess tax benefits from stock-based compensation	5,200	(300)
Distributions to noncontrolling interests	(39,857)	(29,694)
Cash dividends	(116,325)	(115,233)
Other financing activities	357	—

Cash used in financing activities	(138,591)	(138,975)

Effect of exchange rate changes on cash	2,475	3,044

Decrease in cash and cash equivalents	(20,831)	(172,462)
Cash and cash equivalents - beginning of year	1,200,645	1,325,406

Cash and cash equivalents - end of three months	$1,179,814	$1,152,944

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2011.

During the first quarter of 2012, we began classifying internal fleet and some common carrier costs in cost of products sold in the condensed consolidated statements of earnings. We made this change so that all freight costs will be recorded within the same financial statement line item to allow users of our financial statements to better understand our expense structure. This resulted in the reclassification of $14.7 million of these costs from marketing, administrative, and other expenses to cost of products sold in the quarter ended April 2, 2011 in order to conform to the current year presentation. This reclassification did not have an impact on net earnings for the current or any prior periods.

Recently Adopted Accounting Pronouncements – In January 2012, Nucor adopted accounting guidance regarding changes to the presentation of comprehensive income in the financial statements. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income. We have elected to report the components of comprehensive income in two separate but consecutive statements. The adoption of this guidance will impact the presentation of comprehensive income, but will not have an impact on Nucor’s consolidated financial position, results of operations or cash flows.

Also in January 2012, Nucor adopted accounting guidance that amends the existing requirements for fair value measurement and disclosure. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy. It also requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity. The adoption of this guidance did not have an impact on the condensed consolidated financial statements.

2.	INVENTORIES: Inventories consist of approximately 42% raw materials and supplies and 58% finished and semi-finished products at March 31, 2012 (40% and 60%, respectively at December 31, 2011). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 50% of total inventories as of March 31, 2012 (47% as of December 31, 2011). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $777.7 million higher at March 31, 2012 ($763.2 million higher at December 31, 2011). Use of the lower of cost or market methodology reduced inventories by $4.2 million at March 31, 2012 ($6.8 million at December 31, 2011).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $5.85 billion at March 31, 2012 ($5.73 billion at December 31, 2011).

4.	RESTRICTED CASH AND INVESTMENTS: As of March 31, 2012, restricted cash and investments primarily consisted of net proceeds from the issuance of $600.0 million 30-year variable rate Gulf Opportunity Zone bonds in November 2010. The restricted cash and investments are held in a trust account and are to be used to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. Funds are disbursed as qualified expenditures for the construction of the facility are made (none in the first quarter of 2012 and $21.9 million in the first quarter of 2011). Restricted investments totaled $474.2 million at March 31, 2012 ($514.3 million at December 31, 2011), and are held in similar short-term investment instruments as described in Note 4 to Nucor’s annual report for the year ended December 31, 2011. Interest earned on these investments is subject to the same usage requirements as the bond proceeds. Since the restricted cash, investments and interest on investments must be used for the construction of the facility, which is expected to occur through mid-2013, the entire balance has been classified as a non-current asset.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the three months ended March 31, 2012 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2011	$268,466	$790,441	$682,902	$88,852	$1,830,661
Acquisitions	—	—	11,477	—	11,477
Translation	—	13,833	—	—	13,833

Balance at March 31, 2012	$268,466	$804,274	$694,379	$88,852	$1,855,971

Nucor completed its annual goodwill impairment testing during the fourth quarter of 2011 and concluded that there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of six to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	March 31, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$964,864	$277,365	$941,787	$262,841
Trademarks and trade names	124,089	27,224	123,192	25,628
Other	25,868	18,201	25,868	17,738

	$1,114,821	$322,790	$1,090,847	$306,207

Intangible asset amortization expense for the first quarter of 2012 and 2011 was $16.6 million and $17.4 million, respectively. Annual amortization expense is estimated to be $62.8 million in 2012; $58.6 million in 2013; $56.6 million in 2014; $54.7 million in 2015; and $53.1 million in 2016.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $786.0 million at March 31, 2012 ($775.7 million at December 31, 2011) and is recorded in other assets in the condensed consolidated balance sheets.

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l., an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at March 31, 2012 was $500.0 million ($493.9 million at December 31, 2011). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $56.5 million at March 31, 2012, resulting in a basis difference of $443.5 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($322.5 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.8 million and $2.9 million in the first quarter of 2012 and 2011, respectively.

As of March 31, 2012, Nucor had outstanding notes receivable of €30 million ($40.1 million) from Duferdofin Nucor (€30 million at December 31, 2011). The notes receivable bear interest at 3.08% to 3.12% and will reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of March 31, 2012.

Nucor has issued a guarantee for its ownership percentage (50%) of up to €112.5 million of Duferdofin Nucor’s credit facilities. As of March 31, 2012, Duferdofin Nucor had €106.6 million outstanding under these credit facilities. The portion of the amount outstanding guaranteed by Nucor is €53.3 million ($71.2 million). Nucor has not recorded any liability associated with the guarantee.

Nucor has a 50% economic and voting interest in NuMit LLC. NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. The acquisition did not result in a significant amount of goodwill or intangible assets.

Nucor’s investment in NuMit at March 31, 2012 was $263.0 million ($259.3 million as of December 31, 2011). The value of the investment is comprised of the purchase price of approximately $221.3 million plus subsequent additional capital contributions and equity method earnings less distributions since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC that bears interest at 1.48% as of March 31, 2012 and resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. The principal amount is due on October 21, 2014. In addition, Nucor has extended a $120.0 million line of credit (of which $92.5 million was outstanding at March 31, 2012) to Steel Technologies. As of March 31, 2012, the amounts outstanding on the line of credit bear interest at 1.91% and mature on April 1, 2012. Subsequent to March 31, 2012, the line of credit agreement was amended to extend the maturity date to April 1, 2013 and increase the line of credit to $130.0 million. The note receivable was classified in other assets and the amount outstanding on the line of credit was classified in other current assets in the condensed consolidated balance sheets.

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below its carrying amount may have occurred. In the fourth quarter of 2011, Nucor concluded it had a triggering event requiring assessment for impairment of its equity investment in Duferdofin Nucor due to the continued declines in the global demand for steel. The diminished demand had significantly impacted the financial results of Duferdofin Nucor from 2009 through 2011. After completing its assessment, Nucor determined that the estimated fair value approximated its carrying amount and that there was no impairment of the Company’s investment in Duferdofin Nucor. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the first quarter of 2012, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our valuation as of December 31, 2011 could change and result in an impairment of our investment.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $70.3 million at March 31, 2012 ($53.6 million at December 31, 2011). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $116.4 million at March 31, 2012 ($116.3 million at December 31, 2011).

8.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	March 31, 2012	Dec. 31, 2011
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$1,790	$5,071

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$—	$(21,100)
Liability derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	(113)	(334)

Total liability derivatives		$(113)	$(21,434)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)

		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended

		March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

Commodity contracts	Cost of products sold	$(2,264)	$(1,086)	$(10,854)	$(9,060)	$500	$—

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended
		March 31, 2012	April 2, 2011
Commodity contracts	Cost of products sold	$(1,350)	$4,261
Foreign exchange contracts	Cost of products sold	57	(440)

Total		$(1,293)	$3,821

During the first quarter of 2012, Nucor settled all of its open natural gas forward purchase contracts that were previously in place. These settlements will affect earnings over the periods specified in the original agreements, none of which expire beyond December 31, 2012. At March 31, 2012, $31.7 million of net deferred losses on cash flow hedges on these contracts included in accumulated other comprehensive income will be reclassified into earnings during the next nine months.

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of March 31, 2012 and December 31, 2011 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2012
Assets:
Cash equivalents	$1,043,632	$1,043,632	$—	$—
Short-term investments	1,198,289	1,198,289	—	—
Commodity contracts	1,790	—	1,790	—
Restricted cash and investments	586,190	586,190	—	—

Total assets	$2,829,901	$2,828,111	$1,790	$—

Liabilities:
Foreign exchange contracts	$(113)	$—	$(113)	$—

As of December 31, 2011
Assets:
Cash equivalents	$1,012,122	$1,012,122	$—	$—
Short-term investments	1,362,641	1,362,641	—	—
Commodity contracts	5,071	—	5,071	—
Restricted cash and investments	585,833	585,833	—	—

Total assets	$2,965,667	$2,960,596	$5,071	$—

Liabilities:
Foreign exchange and commodity contracts	$(21,434)	$—	$(21,434)	$—

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments are held in similar short-term investment instruments as described in Note 4 to Nucor’s annual report for the year ended December 31, 2011. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.75 billion at March 31, 2012 ($4.76 billion at December 31, 2011). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at March 31, 2012 and December 31, 2011, or similar debt with the same maturities, rating and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $30.2 million of accrued environmental costs at March 31, 2012 ($31.4 million at December 31, 2011), $15.2 million was classified in accrued expenses and other current liabilities ($14.4 million at December 31, 2011) and $15.0 million was classified in deferred credits and other liabilities ($17.0 million at December 31, 2011). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from January 2005 through 2008, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief. Although we believe the plaintiffs’ claims are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure.

Other contingent liabilities with respect to product warranties, legal proceedings and other matters arise in the normal course of business. Nucor maintains liability insurance for certain risks that arise that are also subject to certain self-insurance limits. Although the outcome of the claims and proceedings against us cannot be predicted with certainty, we believe that there are no existing claims or proceedings that are likely to have a material adverse effect on the consolidated financial statements.

11.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted prior to 2006 were exercisable six months after grant date and have a term of seven years. The stock options granted in 2010 and 2011 are exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first quarter of 2012 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,156	$38.26
Granted	—	—
Exercised	(194)	$30.34		$2,666
Canceled	—	—

Outstanding at March 31, 2012	962	$39.86	7.5 years	$2,973

Options exercisable at March 31, 2012	160	$28.86	0.4 years	$2,264

Compensation expense for stock options was $0.3 million in the first quarter of 2012 ($0.3 million in the first quarter of 2011). As of March 31, 2012, unrecognized compensation expense related to options was $1.5 million, which is expected to be recognized over 1.2 years. The amount of cash received from the exercise of stock options totaled $5.9 million in the first quarter of 2012.

Restricted Stock Units – Nucor annually grants restricted stock units (“RSUs”) to key employees, officers and non-employee directors. The RSUs typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSUs awarded to senior officers vest upon the officer’s retirement. Retirement, for purposes of vesting in these RSUs only, means termination of employment with approval of the Compensation and Executive Development Committee of the Board of Directors after satisfying age and years of service requirements. RSUs granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the board of directors.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s RSU activity for the first quarter of 2012 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	962	$46.09
Granted	—	—
Vested	(37)	$50.69
Canceled	(6)	$43.11

Unvested at March 31, 2012	919	$45.92

Shares reserved for future grants (stock options and RSUs)	13,692

Compensation expense for RSUs was $4.8 million in the first quarter of 2012 ($7.5 million in the first quarter of 2011). As of March 31, 2012, unrecognized compensation expense related to unvested RSUs was $19.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first quarter of 2012 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock awards and units:
Unvested at beginning of year	94	$42.46
Granted	122	$42.20
Vested	(133)	$41.39
Canceled	—	—

Unvested at March 31, 2012	83	$43.80

Shares reserved for future grants	1,360

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.7 million in the first quarter of 2012 ($2.4 million in the first quarter of 2011). At March 31, 2012, unrecognized compensation expense related to unvested restricted stock awards was $1.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits was $22.6 million and $27.1 million in the first quarter of 2012 and 2011, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011
Interest expense	$44,982	$45,633
Interest income	(3,310)	(3,067)

Interest expense, net	$41,672	$42,566

14.

INCOME TAXES: The effective tax rate for the first quarter of 2012 was favorably impacted by a non-cash out-of-period adjustment related to the recognition of a deferred tax asset related to state tax credit carryforwards and the adjustment of tax expense to previously filed returns amounting to $12.6 million. These out-of-period items did not have a material impact on the current or any previously reported periods. Nucor has concluded U.S. federal income tax matters for years through 2006. The years 2004 and 2007 are open to the extent net operating losses were carried back. The 2008 to 2011 tax years are open to examination by the Internal Revenue Service. In 2011 the Canada Revenue Agency completed an audit examination for the periods 2006 to 2008 for Harris Steel Group Inc. and subsidiaries with immaterial adjustments to the income tax returns. The tax years 2008 through 2011 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company and Barker Steel Company, Inc., of which Nucor owns 51% and 90%, respectively (in thousands):

	Attributable to	Attributable to
	Nucor Corporation	Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2011	$7,474,885	$231,695	$7,706,580
Total comprehensive income	207,774	18,280	226,054
Stock options	6,189	—	6,189
Issuance of stock under award plans, net of forfeitures	13,506	—	13,506
Amortization of unearned compensation	300	—	300
Dividends declared	(116,441)	—	(116,441)
Distributions to noncontrolling interests	—	(39,857)	(39,857)
Other	(629)	—	(629)

Stockholders’ equity at March 31, 2012	$7,585,584	$210,118	$7,795,702

Stockholders’ equity at December 31, 2010	$7,120,070	$210,624	$7,330,694
Total comprehensive income	231,935	21,287	253,222
Stock options	3,040	—	3,040
Issuance of stock under award plans, net of forfeitures	11,156	—	11,156
Amortization of unearned compensation	500	—	500
Dividends declared	(115,327)	—	(115,327)
Distributions to noncontrolling interests	—	(29,694)	(29,694)

Stockholders’ equity at April 2, 2011	$7,251,374	$202,217	$7,453,591

16.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company, a scrap broker and processor; Nu-Iron Unlimited, a facility that produces direct reduced iron (“DRI”) used by the steel mills; a DRI facility under construction in Louisiana; and certain equity method investments. The “All other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash and investments, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets, federal income taxes receivable, the LIFO reserve and investments in and advances to affiliates. Certain amounts for prior years have been reclassified to conform to the 2012 presentation.

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011
Net sales to external customers:
Steel mills	$3,626,139	$3,448,197
Steel products	842,245	732,139
Raw materials	482,208	527,463
All other	122,002	126,135

	$5,072,594	$4,833,934

Intercompany sales:
Steel mills	$617,644	$584,613
Steel products	16,786	10,014
Raw materials	2,882,231	2,777,606
All other	2,604	6,425
Corporate/eliminations	(3,519,265)	(3,378,658)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$390,292	$402,881
Steel products	(33,044)	(35,895)
Raw materials	14,572	60,254
All other	(569)	3,203
Corporate/eliminations	(146,189)	(164,188)

	$225,062	$266,255

	March 31, 2012	Dec. 31, 2011
Segment assets:
Steel mills	$6,680,986	$6,440,868
Steel products	2,938,885	2,903,281
Raw materials	3,032,485	2,925,651
All other	205,872	152,107
Corporate/eliminations	1,956,237	2,148,443

	$14,814,465	$14,570,350

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011
Basic net earnings per share:
Basic net earnings	$145,104	$159,841
Earnings allocated to participating securities	(409)	(599)

Net earnings available to common stockholders	$144,695	$159,242

Average shares outstanding	317,689	316,595

Basic net earnings per share	$0.46	$0.50

Diluted net earnings per share:
Diluted net earnings	$145,104	$159,841
Earnings allocated to participating securities	(409)	(599)

Net earnings available to common stockholders	$144,695	$159,242

Diluted average shares outstanding:
Basic shares outstanding	317,689	316,595
Dilutive effect of stock options and other	90	279

	317,779	316,874

Diluted net earnings per share	$0.46	$0.50

There were no shares excluded from the computation of diluted earnings per common share because their effect would have been antidilutive in either the first quarter of 2012 or the first quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (6) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (7) fluctuations in currency conversion rates; (8) U.S. and foreign trade policy affecting steel imports or exports; (9) significant changes in laws or government regulations affecting environmental compliance, including legislation or regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs; (10) the cyclical nature of the steel industry; (11) capital investments and their impact on our performance; and (12) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces direct reduced iron (“DRI”) for use in its steel mills. Through The David J. Joseph Company and its affiliates (“DJJ”), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (“HBI”) and DRI. Most of Nucor’s operating facilities and customers are located in North America, but increasingly, Nucor is doing business outside of North America as well. Nucor’s operations include several international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot and cold-rolled), plate steel, structural steel (wide-flange beams, beam blanks and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit LLC. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold-finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes certain equity method investments.

Construction is ongoing on our 2,500,000-ton DRI facility in Louisiana. The majority of the equipment should arrive in 2012, and we are on schedule for completion of construction and beginning of start-up in mid-2013.

During the first quarter of 2012, DJJ, through its wholly owned subsidiaries, acquired three metal recycling companies that will strengthen and expand its regional recycling platforms. These acquisitions will provide an estimated additional annual capacity of 275,000 tons.

During the first quarter of 2012, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 79%, 54% and 65%, respectively, compared with 80%, 52% and 76%, respectively, in the first quarter of 2011. The decrease in the average utilization rate for the raw materials segment in the first quarter of 2012 as compared to the first quarter 2011 is due in part to a capacity expansion project at the DRI facility in Trinidad which shut down the facility for almost a month in the first quarter of 2012. Also contributing to the decrease were lower volumes at our scrap processing facilities caused by excess industry capacity.

Results of Operations

Net Sales Net sales to external customers by segment for the first quarters of 2012 and 2011 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011	% Change
Steel mills	$3,626,139	$3,448,197	5%
Steel products	842,245	732,139	15%
Raw materials	482,208	527,463	-9%
All other	122,002	126,135	-3%

Net sales	$5,072,594	$4,833,934	5%

Net sales for the first quarter of 2012 increased 5% from the first quarter of 2011. Average sales price per ton increased 6% from $809 in the first quarter of 2011 to $857 in the first quarter of 2012, while total tons shipped to outside customers decreased 1% from the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011	% Change
Steel production	5,259	5,219	1%

Outside steel shipments	4,424	4,418	—
Inside steel shipments	811	782	4%

Total steel shipments	5,235	5,200	1%

Net sales for the steel mills segment increased 5% over the first quarter of 2011 due to a 4% increase in the average sales price per ton from $789 to $824 and a small increase in tons sold to outside customers. Although residential and nonresidential construction activity remains weak, demand for the steel mills’ products continued to improve in the first quarter in several other important markets. These markets include automotive, heavy equipment, energy and general manufacturing. Increased demand in these markets contributed to increased pricing in the steel mills segment in the first quarter.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended
	March 31, 2012	April 2, 2011	% Change
Joist production	64	67	-4%
Deck sales	65	72	-10%
Cold finish sales	138	134	3%
Fabricated concrete reinforcing steel sales	250	221	13%

The 15% increase in the steel products segment’s sales from the first quarter of 2011 was due to a 11% increase in average sales price per ton from $1,274 to $1,413 and a 4% increase in volume. While both volume and pricing improved over the prior year quarter, sales in the steel products segment remain depressed due to the continued weakness in the nonresidential construction market. Sales of fabricated concrete reinforcing steel increased due to increases in pricing and volume over the first quarter of 2011, with increased shipments to markets in the southern United States and Canada.

The sales for the raw materials segment decreased 9% from the first quarter of 2011 primarily because of decreases in volume caused by intensified competition from excess shredding capacity in the industry. In the first quarter of 2012, approximately 83% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 16% of the outside sales were from the scrap processing facilities (85% and 14%, respectively, in the first quarter of 2011).

The “All other” category includes the steel trading businesses. The period over period decrease in sales is due to decreased volume partially offset by higher prices.

Gross Margins For the first quarter of 2012, Nucor recorded gross margins of $380.5 million (8%), compared to $423.7 million (9%) in the first quarter of 2011. The gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used increased 5% from $424 in the first quarter of 2011 to $445 in the first quarter of 2012 and increased 1% from $441 in the fourth quarter of 2011; however, metal margin dollars also increased over both the first and fourth quarters of 2011. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. During the first quarter of 2012, scrap prices remained relatively flat and we did not experience the normal seasonal increase in scrap prices. As we begin the second quarter there continues to be low volatility in scrap prices.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was impacted by a LIFO charge of $14.5 million in the first quarter of 2012, compared with a charge of $31.0 million in the first quarter of 2011. The current year LIFO charge reflects management’s expectations of increasing costs and quantities in inventory at December 31, 2012 relative to prior year-end.

•

Gross margins related to DJJ’s scrap processing operations decreased significantly during the first quarter of 2012 compared to the first quarter of 2011. The large decrease was due to current conditions in the scrap processing industry, in which excess shredding capacity is increasing competition for raw materials. As scrap selling prices have remained relatively flat since the fourth quarter of 2011, DJJ has experienced downward pressure on margins.

•	Energy costs decreased approximately $2 per ton from the prior year period due mainly to decreased unit costs for natural gas.

Marketing, Administrative and Other Expenses The major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased $5.8 million in the first quarter of 2012 compared to the first quarter of 2011 due to decreased profitability of the Company. Profit sharing and other incentive compensation costs increased $10.7 million in the first quarter of 2012 compared to the fourth quarter of 2011.

Equity in Losses of Unconsolidated Affiliates Equity method investment losses, including amortization expense and other purchase accounting adjustments, were $6.7 million and $4.2 million in the first quarter of 2012 and 2011, respectively. The increase in the equity method investment losses is primarily due to increased losses at Duferdofin Nucor S.r.l, while the equity method earnings at NuMit LLC were slightly higher than last year’s first quarter. The markets served by Duferdofin Nucor have been negatively affected by the global economic recession.

In the fourth quarter of 2011, Nucor concluded it had a triggering event requiring assessment for impairment of its equity investment in Duferdofin Nucor due to the continued declines in the global demand for steel. The diminished demand had significantly impacted the financial results of Duferdofin Nucor from 2009 through 2011. After completing its assessment, Nucor determined that the estimated fair value approximated its carrying amount and that there was no impairment of the Company’s investment in Duferdofin Nucor. Steel market conditions in Europe have continued to be challenging through the first quarter of 2012, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our valuation as of December 31, 2011 could change and result in an impairment of our investment.

Interest Expense (Income) Net interest expense for the first quarter of 2012 and 2011 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011
Interest expense	$44,982	$45,633
Interest income	(3,310)	(3,067)

Interest expense, net	$41,672	$42,566

In the first quarter of 2012 gross interest expense decreased 1% from the prior year due to a slight decrease in average debt outstanding. Gross interest income increased because of increases in average investments outstanding and the average interest rate earned on investments.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the first quarters of 2012 and 2011 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2012	April 2, 2011
Steel mills	$390,292	$402,881
Steel products	(33,044)	(35,895)
Raw materials	14,572	60,254
All other	(569)	3,203
Corporate/eliminations	(146,189)	(164,188)

	$225,062	$266,255

Earnings before income taxes and noncontrolling interests in the steel mills segment decreased slightly over the first quarter of last year despite the fact that the steel mills segment benefited from higher metal margins and lower energy costs. Improvements in demand in the automotive, heavy equipment, energy and general manufacturing sectors contributed to increased pricing in this segment. This improvement was offset by an increase in equity in losses from unconsolidated affiliates and other miscellaneous items.

In the steel products segment, losses before income taxes and noncontrolling interests decreased from the first quarter of 2011 but increased from the fourth quarter of 2011. Demand in this segment remains depressed due to continued weakness in the nonresidential construction market, but we believe that the construction market at a minimum has stabilized. Our construction products business experienced a normal seasonal slowdown in the first quarter of 2012 as compared to the fourth quarter of 2011. Tons shipped to outside customers at our joist and desk businesses in the first quarter of 2012 decreased 7% and 17%, respectively, from the fourth quarter of 2011. Our rebar fabrication businesses incurred continued losses during the first quarter of 2012 as they completed lower priced work from backlog. However, pricing and volumes of backlog have increased from last year’s first and fourth quarters.

The profitability of our raw materials segment, particularly The David J. Joseph Company, decreased significantly from the first quarter of 2011 primarily due to continued margin compression at the scrap processing operations.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”) and Barker Steel Company, Inc., of which Nucor owns 51% and 90%, respectively. The decrease in noncontrolling interests was primarily attributable to the decreased earnings of NYS, which were due to decreased volumes in the first quarter of 2012 as compared to the first quarter of 2011. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarters of 2012 and 2011, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 27.4% in the first quarter of 2012 compared with 32.0% in the first quarter of 2011. The change in the rate between the periods is primarily the result of a first quarter of 2012 non-cash out-of-period adjustment of $12.6 million stemming from recognition of a deferred tax asset related to state tax credit carryforwards and an adjustment of tax expense to previously filed returns. The expected rate for the full year of 2012 will be approximately 31.6% compared to 31.2% for the full year of 2011. We estimate that in the next twelve months our gross uncertain tax positions, exclusive of interest, could decrease by as much as $13.0 million as a result of the expiration of the statute of limitations. Nucor has concluded U.S. federal income tax matters for years through 2006. The years 2004 and 2007 are open to the extent net operating losses were carried back. The 2008 to 2011 tax years are open to examination by the Internal Revenue Service. In 2011 the Canada Revenue Agency completed an audit examination for the periods 2006 to 2008 for Harris Steel Group Inc. and subsidiaries with immaterial adjustments to the income tax returns. The tax years 2008 through 2011 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings and Return on Equity Nucor reported consolidated net earnings of $145.1 million, or $0.46 per diluted share, in the first quarter of 2012 compared to consolidated net earnings of $159.8 million, or $0.50 per diluted share, in the first quarter of 2011. Net earnings as a percentage of net sales were 3% in both the first quarters of 2012 and 2011. Return on average stockholders’ equity was 8% and 9% in the first quarter of 2012 and 2011, respectively.

Outlook Our results for the first quarter of 2012 reflect a flattening in the favorable pricing and margin trends that began mid-quarter and an unexpected margin weakness in our raw materials business. The deterioration in steel mill pricing and margin trends as compared to our earlier expectations is due to a resurgence in imports and increased competition from new and restarted domestic sheet mill supply. For the second quarter of 2012, we currently expect only a modest improvement in earnings. We believe that construction markets will remain very challenging, with evidence of only slight improvements at this time. End markets such as automotive, heavy equipment, energy and general manufacturing have continued to experience improvements in demand, primarily benefitting special bar quality, sheet and plate products.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2012 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $207.7 million in the first quarter of 2012, compared with cash provided by operating activities of $47.5 million in the first quarter of 2011. The increase in cash provided by operating activities was driven primarily by a decrease in cash used in operating activities related to changes in operating assets and liabilities of $201.0 million period over period, partially offset by the $14.7 million decrease in net earnings period over period. The funding of working capital (primarily inventories and accounts receivable) decreased from the prior year due to the rapid increase in scrap prices and sales price per ton from the year-end of 2010 to the first quarter of 2011. Increases in scrap prices and sales price per ton were more moderate between the year-end of 2011 and the first quarter of 2012.

The current ratio was 2.7 at the end of the first quarter of 2012 and 2.8 at year-end 2011. Accounts receivable and inventories increased 5% and 14%, respectively, since year-end, while quarterly net sales increased 5% from the fourth quarter of 2011. The increases in accounts receivable and inventories are due to higher sales prices, increased tons shipped to outside customers, and the increased cost of raw materials in the current year as compared to the fourth quarter of 2011. In the first quarter of 2012, total accounts receivable turned approximately monthly and inventories turned approximately every five to six weeks. These turnover rates are consistent with Nucor’s historical performance. The current ratio was also impacted by the 24% increase in accounts payable, which is primarily attributable to the increased cost of raw materials combined with the 10% increase in steel production over last year’s fourth quarter. In addition, the ratio was positively impacted by a 36% decrease in salaries, wages and related accruals from year-end 2011, which was largely attributable to the payout of profit sharing and other incentive compensation during the first quarter of 2012.

Cash used in investing activities increased slightly over the prior year period. Capital expenditures increased $71.3 million in large part due to the construction of our DRI facility in Louisiana. We expect capital spending for this project to increase from about $50 million in 2011 to approximately $450 million in 2012. The increase in first quarter capital expenditures is also due to the completion of the expansion of our Trinidad DRI plant’s annual capacity from 1,800,000 to 2,000,000 metric tons. This increase in capital expenditures was accompanied by an increase in acquisitions of $58.8 million. While Nucor had no acquisitions in the first quarter of 2011, our DJJ team acquired three metal recycling companies in the first quarter of 2012. These investing activities were partially offset by an increase of $154.1 million in net proceeds received from the sale of investments.

Cash used in financing activities in the first quarter of 2012 remained flat compared to the first quarter of 2011 as financing activities were consistent quarter over quarter.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $2.38 billion as of March 31, 2012, and an additional $586.2 million of restricted cash and investments is available for use in the construction of the DRI facility in Louisiana. Our $1.5 billion revolving credit facility is undrawn and does not expire until December 2016, and 79% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and an A2 rating from Moody’s.

Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of March 31, 2012, our funded debt to total capital ratio was 35%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of March 31, 2012.

In challenging market conditions such as we are experiencing today, we have several additional liquidity benefits. Nucor’s capital investment and maintenance practices give us the flexibility to reduce spending on our facilities to very low levels, but still allows us to allocate capital to investments that will build our long-term earnings power. Capital expenditures increased 74% from $96.0 million during the first quarter of 2011 to $167.3 million in the first quarter of 2012. Capital expenditures for 2012 are projected to be approximately $1.00 billion compared to $440.5 million in 2011.

In February 2012, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.365 per share payable on May 11, 2012 to stockholders of record on March 30, 2012. This dividend is Nucor’s 156th consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments, restricted cash and investments and new borrowings under existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2011.

Commodity Price Risk—In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Nucor utilizes a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap steel and other raw materials. In periods of stable demand for our products, our surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for and cost of raw materials is lower, however, the surcharge benefits our sales prices to a lesser extent.

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At March 31, 2012, accumulated other comprehensive income (loss) includes $31.7 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2012, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Aluminum	$1,421	$3,553
Copper	851	2,127

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended March 31, 2012, filed on May 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: May 9, 2012

NUCOR CORPORATION

List of Exhibits to Form 10-Q – March 31, 2012

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended March 31, 2012, filed on May 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.