Form 10-Q
period 2012-06-30
NUCOR CORP
filed 2012-08-08
CIK 73309

Second Quarter 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

317,458,256 shares of common stock were outstanding at June 30, 2012.

Nucor Corporation

Form 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$5,104,199	$5,107,809	$10,176,793	$9,941,743

Costs, expenses and other:
Cost of products sold	4,704,269	4,458,359	9,396,336	8,868,558
Marketing, administrative and other expenses	112,528	130,246	219,647	240,950
Equity in losses (earnings) of unconsolidated affiliates	158	(1,267)	6,832	2,943
Impairment of non-current assets	30,000	—	30,000	—
Interest expense, net	41,051	43,184	82,723	85,750

	4,888,006	4,630,522	9,735,538	9,198,201

Earnings before income taxes and noncontrolling interests	216,193	477,287	441,255	743,542
Provision for income taxes	76,626	155,709	138,276	240,842

Net earnings	139,567	321,578	302,979	502,700
Earnings attributable to noncontrolling interests	27,268	21,805	45,576	43,086

Net earnings attributable to Nucor stockholders	$112,299	$299,773	$257,403	$459,614

Net earnings per share:
Basic	$0.35	$0.94	$0.81	$1.45
Diluted	$0.35	$0.94	$0.81	$1.44

Average shares outstanding:
Basic	317,975	316,811	317,832	316,702
Diluted	318,040	317,022	317,910	316,948

Dividends declared per share	$0.3650	$0.3625	$0.730	$0.725

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net earnings	$139,567	$321,578	$302,979	$502,700

Other comprehensive income (loss):
Net unrealized loss on hedging derivatives, net of income taxes	—	(1,613)	(2,264)	(2,699)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	10,553	9,199	21,407	18,259
Foreign currency translation gain (loss), net of income taxes	(55,433)	8,517	(1,381)	72,643

	(44,880)	16,103	17,762	88,203

Comprehensive income	94,687	337,681	320,741	590,903
Comprehensive income attributable to noncontrolling interests	(27,232)	(21,804)	(45,512)	(43,091)

Comprehensive income attributable to Nucor stockholders	$67,455	$315,877	$275,229	$547,812

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 30, 2012	Dec. 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$1,111,989	$1,200,645
Short-term investments	569,421	1,362,641
Accounts receivable, net	1,919,465	1,710,773
Inventories, net	2,406,122	1,987,257
Other current assets	479,347	446,765

Total current assets	6,486,344	6,708,081

Property, plant and equipment, net	3,959,279	3,755,604

Restricted cash and investments	491,640	585,833

Goodwill	1,988,874	1,830,661

Other intangible assets, net	990,224	784,640

Other assets	850,205	905,531

Total assets	$14,766,566	$14,570,350

LIABILITIES

Current liabilities:
Short-term debt	$7,109	$1,826
Long-term debt due within one year	900,000	650,000
Accounts payable	1,127,471	958,645
Salaries, wages and related accruals	255,960	333,341
Accrued expenses and other current liabilities	466,748	452,247

Total current liabilities	2,757,288	2,396,059

Long-term debt due after one year	3,380,200	3,630,200

Deferred credits and other liabilities	846,519	837,511

Total liabilities	6,984,007	6,863,770

EQUITY

Nucor stockholders’ equity:
Common stock	150,730	150,496
Additional paid-in capital	1,794,457	1,756,534
Retained earnings	7,135,753	7,111,566
Accumulated other comprehensive loss, net of income taxes	(20,351)	(38,177)
Treasury stock	(1,502,425)	(1,505,534)

Total Nucor stockholders’ equity	7,558,164	7,474,885

Noncontrolling interests	224,395	231,695

Total equity	7,782,559	7,706,580

Total liabilities and equity	$14,766,566	$14,570,350

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011

Operating activities:
Net earnings	$302,979	$502,700
Adjustments:
Depreciation	260,968	256,059
Amortization	33,122	34,680
Stock-based compensation	37,312	31,531
Deferred income taxes	(23,144)	(22,885)
Equity in losses of unconsolidated affiliates	6,832	2,943
Impairment of non-current assets	30,000	—
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(76,245)	(392,950)
Inventories	(152,494)	(661,337)
Accounts payable	42,394	245,572
Federal income taxes	3,364	136,985
Salaries, wages and related accruals	(82,991)	90,366
Other	64,389	69,058

Cash provided by operating activities	446,486	292,722

Investing activities:
Capital expenditures	(383,448)	(212,893)
Investment in and advances to affiliates	(57,771)	(49,839)
Repayment of advances to affiliates	15,000	—
Disposition of plant and equipment	21,026	18,409
Acquisitions (net of cash acquired)	(746,410)	—
Purchases of investments	(409,403)	(141,461)
Proceeds from the sale of investments	1,200,153	202,400
Proceeds from the sale of restricted investments	87,115	—
Changes in restricted cash	7,078	21,949

Cash used in investing activities	(266,660)	(161,435)

Financing activities:
Net change in short-term debt	5,234	1,357
Issuance of common stock	6,156	3,206
Excess tax benefits from stock-based compensation	3,877	(200)
Distributions to noncontrolling interests	(52,812)	(43,272)
Cash dividends	(232,766)	(230,561)
Other financing activities	670	—

Cash used in financing activities	(269,641)	(269,470)

Effect of exchange rate changes on cash	1,159	2,321

Decrease in cash and cash equivalents	(88,656)	(135,862)

Cash and cash equivalents - beginning of year	1,200,645	1,325,406

Cash and cash equivalents - end of six months	$1,111,989	$1,189,544

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2011.

During the first quarter of 2012, we began classifying internal fleet and some common carrier costs in cost of products sold in the condensed consolidated statements of earnings. We made this change so that all freight costs will be recorded within the same financial statement line item to allow users of our financial statements to better understand our expense structure. This resulted in the reclassification of $16.8 million of these costs from marketing, administrative, and other expenses to cost of products sold in the quarter ended July 2, 2011 ($31.4 million in the first half of 2011) in order to conform to the current year presentation. This reclassification did not have an impact on net earnings for the current or any prior periods.

Recently Adopted Accounting Pronouncements – In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. The new guidance is effective in January 2013. It is not expected to have a material effect on the financial statements.

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

Also in January 2012, Nucor adopted accounting guidance that amends the existing requirements for fair value measurement and disclosure. The guidance expands the disclosure requirements around transfers between Level 1 and Level 2 of the fair value hierarchy and around the sensitivity to changes in inputs of fair value measurements categorized in Level 3 of the hierarchy. It also requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. The guidance also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in stockholders’ equity. The adoption of this guidance did not have an impact on the condensed consolidated financial statements.

2.	INVENTORIES: Inventories consist of approximately 37% raw materials and supplies and 63% finished and semi-finished products at June 30, 2012 (40% and 60%, respectively at December 31, 2011). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 46% of total inventories as of June 30, 2012 (47% as of December 31, 2011). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $763.2 million higher at June 30, 2012 and December 31, 2011. Use of the lower of cost or market methodology reduced inventories by $5.1 million at June 30, 2012 ($6.8 million at December 31, 2011).

3.	ACQUISITIONS: On June 20, 2012, Nucor completed the acquisition of the entire equity interest in Skyline Steel LLC (“Skyline”) and its subsidiaries for the cash purchase price of approximately $683.5 million, including our most recent estimate of working capital adjustments. No cash was received nor was any debt incurred as a result of the acquisition. Skyline’s financial results have been included in the Company’s condensed consolidated financial statements from the acquisition date and did not significantly impact the Company’s consolidated financial results for the three and six month periods ended June 30, 2012. Skyline’s financial results are included as part of the steel mills segment (see Note 17).

Skyline is a steel foundation distributor serving the U.S., Canada, Mexico and the Caribbean. Skyline distributes products to service challenging applications including marine construction, bridge and highway construction, heavy civil construction, storm protection, underground commercial parking, and environment containment projects in the infrastructure and construction industries. Skyline is a significant consumer of H-piling and sheet piling from Nucor-Yamato Steel, and it will become a larger downstream consumer of Nucor’s coiled plate and sheet products.

We have preliminarily allocated the purchase price for Skyline to its individual assets acquired and liabilities assumed. Our valuations are subject to adjustment as additional information is obtained; however, these adjustments are not expected to be material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Skyline as of the date of acquisition (in thousands):

Accounts Receivable	$128,004
Inventory	260,473
Other current assets	4,410
Property, plant and equipment	70,100
Goodwill	143,190
Other intangible assets	219,100

Total assets acquired	825,277

Current liabilities	139,433
Deferred credits and other liabilities	2,299

Total liabilities assumed	141,732

Net assets acquired	$683,545

The preliminary purchase price allocation to the identifiable intangible assets is as follows (in thousands, except years):

		Weighted - Average Life
Customer relationships	$188,000	17 years
Trademarks and trade names	29,500	20 years
Other	1,600	5 years

	$219,100

The goodwill of $143.2 million is primarily attributed to the synergies expected to arise after the acquisition and has been allocated to the steel mills segment (see Note 6). Approximately $126.4 million of the goodwill recognized is expected to be deductible for tax purposes.

Our second quarter 2012 results were negatively impacted by non-cash charges of $8.5 million associated with the Skyline acquisition. These charges include the impact of purchase accounting adjustments and the elimination of profit associated with our steel mills’ sales to Skyline post-acquisition.

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $5.96 billion at June 30, 2012 ($5.73 billion at December 31, 2011).

5.	RESTRICTED CASH AND INVESTMENTS: As of June 30, 2012, restricted cash and investments primarily consisted of net proceeds from the issuance of $600.0 million 30-year variable rate Gulf Opportunity Zone bonds in November 2010. The restricted cash and investments are held in a trust account and are to be used to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. Funds are disbursed as qualified expenditures for the construction of the facility are made ($94.9 million and $21.9 million in the first six months of 2012 and 2011, respectively). Restricted investments totaled $424.4 million at June 30, 2012 ($514.3 million at December 31, 2011), and are held in similar short-term investment instruments as described in Note 4 to Nucor’s annual report for the year ended December 31, 2011. Interest earned on these investments is subject to the same usage requirements as the bond proceeds. Since the restricted cash, investments and interest on investments must be used for the construction of the facility, the entire balance has been classified as a non-current asset.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended June 30, 2012 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2011	$268,466	$790,441	$682,902	$88,852	$1,830,661
Acquisitions	143,190	—	10,658	—	153,848
Translation	—	4,365	—	—	4,365

Balance at June 30, 2012	$411,656	$794,806	$693,560	$88,852	$1,988,874

Nucor completed its annual goodwill impairment testing during the fourth quarter of 2011 and concluded that there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	June 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,149,093	$291,841	$941,787	$262,841
Trademarks and trade names	152,991	28,824	123,192	25,628
Other	27,468	18,663	25,868	17,738

	$1,329,552	$339,328	$1,090,847	$306,207

Intangible asset amortization expense for the second quarter of 2012 and 2011 was $16.5 million and $17.3 million, respectively, and was $33.1 million and $34.7 million in the first six months of 2012 and 2011, respectively. Annual amortization expense is estimated to be $70.2 million in 2012; $71.7 million in 2013; $69.7 million in 2014; $67.8 million in 2015; and $66.2 million in 2016.

7.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $729.7 million at June 30, 2012 ($775.7 million at December 31, 2011) and is recorded in other assets in the condensed consolidated balance sheets.

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l., an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at June 30, 2012 was $433.1 million ($493.9 million at December 31, 2011). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $46.9 million at June 30, 2012, resulting in a basis difference of $386.2 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($304.0 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.8 million and $3.2 million in the second quarter of 2012 and 2011, respectively, and was $5.6 million and $6.1 million in the first six months of 2012 and 2011, respectively.

As of June 30, 2012, Nucor had outstanding notes receivable of €35 million ($44.1 million) from Duferdofin Nucor (€30 million at December 31, 2011). The notes receivable bear interest at 2.34% to 3.12% and will reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of June 30, 2012.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement that matures on October 26, 2013. The maximum amount that Duferdofin Nucor can borrow under Facility A is €112.5 million, and as of June 30, 2012, it had borrowings of €106.6 million outstanding under that facility. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under the Structured Trade Finance Facilities Agreement. Nucor has not recorded any liability associated with the guarantee.

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

The value of Nucor’s investment in NuMit at June 30, 2012 was $272.2 million ($259.3 million as of December 31, 2011), which is comprised of the purchase price of approximately $221.3 million plus subsequent additional capital contributions and equity method earnings less distributions since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC that bears interest at 1.37% as of June 30, 2012 and resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. The principal amount is due on October 21, 2014. In addition, Nucor has extended a $130.0 million line of credit (of which $87.5 million was outstanding at June 30, 2012) to Steel Technologies. As of June 30, 2012, the amounts outstanding on the line of credit bear interest at 1.87% and mature on April 1, 2013. The note receivable was classified in other assets and the amount outstanding on the line of credit was classified in other current assets in the condensed consolidated balance sheets.

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the second quarter of 2012, Nucor concluded that a triggering event had occurred requiring assessment for impairment of the equity investment in Duferdofin Nucor due to the continued declines in the global demand for steel, the escalated economic and political turmoil in Europe and continued operating performance well below budgeted levels through the first half of 2012. Duferdofin Nucor’s recently updated unfavorable forecast of future operating performance was also a contributing factor. The diminished demand combined with the continued lower than budgeted levels of operating performance has significantly impacted the financial results of Duferdofin Nucor through the first half of 2012. After completing its assessment, Nucor determined that the carrying amount exceeded its estimated fair value and recorded a $30.0 million impairment charge against the Company’s investment in Duferdofin Nucor. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the second quarter of 2012, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our second quarter valuation could change and result in further impairment of our investment.

8.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $101.6 million at June 30, 2012 ($53.6 million at December 31, 2011). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $116.8 million at June 30, 2012 ($116.3 million at December 31, 2011).

9.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	June 30, 2012	Dec. 31, 2011
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$488	$5,071

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$—	$(21,100)

Liability derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	(52)	(334)

Total liability derivatives		$(52)	$(21,434)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Commodity contracts	Cost of products sold	$—	$(1,613)	$(10,553)	$(9,199)	$—	$—

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended
		June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Commodity contracts	Cost of products sold	$(2,264)	$(2,699)	$(21,407)	$(18,259)	$500	$—

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
		June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Commodity contracts	Cost of products sold	$2,573	$3,277	$1,223	$1,977

Foreign exchange contracts	Cost of products sold	114	(152)	171	(592)

Total		$2,687	$3,125	$1,394	$1,385

During the first quarter of 2012, Nucor settled all of its open natural gas forward purchase contracts that were previously in place. These settlements will affect earnings over the periods specified in the original agreements, none of which expire beyond December 31, 2012. At June 30, 2012, $21.1 million of net deferred losses on cash flow hedges on these contracts included in accumulated other comprehensive income will be reclassified into earnings during the next six months.

10.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of June 30, 2012 and December 31, 2011 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

Description	Carrying Amount in Condensed Consolidated Balance Sheets	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2012
Assets:
Cash equivalents	$988,698	$988,698	$—	$—
Short-term investments	569,421	569,421	—	—
Commodity contracts	488	—	488	—
Restricted cash and investments	491,640	491,640	—	—

Total assets	$2,050,247	$2,049,759	$488	$—

Liabilities:
Foreign exchange contracts	$(52)	$—	$(52)	$—

As of December 31, 2011
Assets:
Cash equivalents	$1,012,122	$1,012,122	$—	$—
Short-term investments	1,362,641	1,362,641	—	—
Commodity contracts	5,071	—	5,071	—
Restricted cash and investments	585,833	585,833	—	—

Total assets	$2,965,667	$2,960,596	$5,071	$—

Liabilities:
Foreign exchange and commodity contracts	$(21,434)	$—	$(21,434)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.85 billion at June 30, 2012 ($4.76 billion at December 31, 2011). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at June 30, 2012 and December 31, 2011, or similar debt with the same maturities, rating and interest rates.

11.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance with such laws and regulations. Of the undiscounted total of $29.5 million of accrued environmental costs at June 30, 2012 ($31.4 million at December 31, 2011), $14.5 million was classified in accrued expenses and other current liabilities ($14.4 million at December 31, 2011) and $15.0 million was classified in deferred credits and other liabilities ($17.0 million at December 31, 2011). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

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

12.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted prior to 2006 were exercisable six months after grant date and have a term of seven years. The stock options granted in 2010, 2011 and 2012 are exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first six months of 2012 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,156	$38.26
Granted	754	$35.76
Exercised	(203)	$30.27		$2,745
Canceled	—	—

Outstanding at June 30, 2012	1,707	$38.11	8.4 years	$2,980

Options exercisable at June 30, 2012	151	$28.86	0.2 years	$1,365

For the 2012 stock option grant, the grant date fair value of $11.40 per share was calculated using the Black-Scholes option-pricing model with the following assumptions:

Exercise price	$35.76
Expected dividend yield	4.08%
Expected stock price volatility	48.99%
Risk-free interest rate	1.06%
Expected life (years)	6.5

Compensation expense for stock options was $8.9 million and $7.1 million in the second quarter of 2012 and 2011, respectively, and $9.2 million and $7.4 million in the first half of 2012 and 2011,

respectively. As of June 30, 2012, unrecognized compensation expense related to options was $1.1 million, which is expected to be recognized over 0.9 years. The amount of cash received from the exercise of stock options totaled $0.3 million and $6.2 million in the second quarter and first half of 2012, respectively.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s RSU activity for the first six months of 2012 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	962	$46.09
Granted	1,101	$35.76
Vested	(884)	$40.26
Canceled	(20)	$40.73

Unvested at June 30, 2012	1,159	$40.81

Shares reserved for future grants (stock options and RSUs)	11,834

Compensation expense for RSUs was $20.1 million and $12.2 million in the second quarter of 2012 and 2011, respectively, and $24.9 million and $19.7 million in the first half of 2012 and 2011, respectively. As of June 30, 2012, unrecognized compensation expense related to unvested RSUs was $37.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first six months of 2012 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	94	$42.46
Granted	122	$42.20
Vested	(144)	$41.62
Canceled	—	—

Unvested at June 30, 2012	72	$43.72

Shares reserved for future grants	1,360

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.4 million and $1.9 million in the second quarter of 2012 and 2011, respectively, and $3.1 million and $4.3 million in the first half of 2012 and 2011, respectively. At June 30, 2012, unrecognized compensation expense related to unvested restricted stock awards was $0.9 million, which is expected to be recognized over a weighted-average period of 1.8 years.

13.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits was $17.9 million and $44.0 million in the second quarter of 2012 and 2011, respectively, and was $40.6 million and $71.1 million in the first half of 2012 and 2011, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

14.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Interest expense	$44,318	$46,159	$89,300	$91,792
Interest income	(3,267)	(2,975)	(6,577)	(6,042)

Interest expense, net	$41,051	$43,184	$82,723	$85,750

15.

INCOME TAXES: The increase in the effective tax rate for the second quarter of 2012 as compared to the second quarter of 2011 is due to the tax impact of the Duferdofin-Nucor impairment charge being fully recorded in the second quarter of 2012. Nucor has concluded U.S. federal income tax matters for years through 2006. The years 2004 and 2007 are open to the extent net operating losses were carried back. The 2008 to 2011 tax years are open to examination by the Internal Revenue Service. In 2011 the Canada Revenue Agency completed an audit examination for the periods 2006 to 2008 for Harris Steel Group Inc. and subsidiaries with immaterial adjustments to the income tax returns. The tax years 2008 through 2011 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

16.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company and Barker Steel Company, Inc., of which Nucor owns 51% and 90%, respectively (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2011	$7,474,885	$231,695	$7,706,580
Total comprehensive income	275,229	45,512	320,741
Stock options	15,381	—	15,381
Issuance of stock under award plans, net of forfeitures	26,029	—	26,029
Amortization of unearned compensation	500	—	500
Dividends declared	(233,216)	—	(233,216)
Distributions to noncontrolling interests	—	(52,812)	(52,812)
Other	(644)	—	(644)

Stockholders’ equity at June 30, 2012	$7,558,164	$224,395	$7,782,559

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2010	$7,120,070	$210,624	$7,330,694
Total comprehensive income	547,812	43,091	590,903
Stock options	10,571	—	10,571
Issuance of stock under award plans, net of forfeitures	16,367	—	16,367
Amortization of unearned compensation	900	—	900
Dividends declared	(230,772)	—	(230,772)
Distributions to noncontrolling interests	—	(43,272)	(43,272)

Stockholders’ equity at July 2, 2011	$7,464,948	$210,443	$7,675,391

17.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company, a scrap broker and processor; Nu-Iron Unlimited, a facility that produces direct reduced iron (“DRI”) used by the steel mills; a DRI facility under construction in Louisiana; and certain equity method investments. The “All other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

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

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales to external customers:
Steel mills	$3,476,661	$3,569,786	$7,102,800	$7,017,983
Steel products	991,444	875,365	1,833,689	1,607,504
Raw materials	497,604	555,545	979,812	1,083,008
All other	138,490	107,113	260,492	233,248

	$5,104,199	$5,107,809	$10,176,793	$9,941,743

Intercompany sales:
Steel mills	$698,565	$632,055	$1,316,209	$1,216,668
Steel products	18,993	14,233	35,779	24,247
Raw materials	2,479,148	2,697,521	5,361,379	5,475,127
All other	8,190	9,926	10,794	16,351
Corporate/eliminations	(3,204,896)	(3,353,735)	(6,724,161)	(6,732,393)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$336,096	$645,719	$726,388	$1,048,600
Steel products	9,202	(10,010)	(23,842)	(45,905)
Raw materials	15,116	53,835	29,688	114,089
All other	412	1,074	(157)	4,277
Corporate/eliminations	(144,633)	(213,331)	(290,822)	(377,519)

	$216,193	$477,287	$441,255	$743,542

	June 30, 2012	Dec. 31, 2011
Segment assets:
Steel mills	$8,021,836	$6,440,868
Steel products	2,979,680	2,903,281
Raw materials	3,050,833	2,925,651
All other	188,256	152,107
Corporate/eliminations	525,961	2,148,443

	$14,766,566	$14,570,350

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic net earnings per share:
Basic net earnings	$112,299	$299,773	$257,403	$459,614
Earnings allocated to participating securities	(422)	(1,048)	(830)	(1,647)

Net earnings available to common stockholders	$111,877	$298,725	$256,573	$457,967

Average shares outstanding	317,975	316,811	317,832	316,702

Basic net earnings per share	$0.35	$0.94	$0.81	$1.45

Diluted net earnings per share:
Diluted net earnings	$112,299	$299,773	$257,403	$459,614
Earnings allocated to participating securities	(422)	(1,048)	(830)	(1,647)

Net earnings available to common stockholders	$111,877	$298,725	$256,573	$457,967

Diluted average shares outstanding:
Basic shares outstanding	317,975	316,811	317,832	316,702
Dilutive effect of stock options and other	65	211	78	246

	318,040	317,022	317,910	316,948

Diluted net earnings per share	$0.35	$0.94	$0.81	$1.44

Stock options to purchase 0.8 million shares of common stock were excluded from the computation of diluted earnings per common share for the three month period ended June 30, 2012 because their effect would have been anti-dilutive. For the six month period ended June 30, 2012, stock options to purchase 0.4 million shares of common stock on a weighted average basis were also excluded from the computation. No shares were excluded for the comparable 2011 periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (2) availability and cost of electricity and natural gas; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (6) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (7) fluctuations in currency conversion rates; (8) U.S. and foreign trade policy affecting steel imports or exports; (9) significant changes in laws or government regulations affecting environmental compliance, including legislation or regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs; (10) the cyclical nature of the steel industry; (11) capital investments and acquisitions and their impact on our performance; and (12) our safety performance.

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

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot and cold-rolled), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit LLC. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold-finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes certain equity method investments.

In late June 2012, Nucor completed the acquisition of the entire equity interest in Skyline Steel LLC (“Skyline”) and its subsidiaries for the cash purchase price of approximately $683.5 million including our most current working capital adjustment estimates. Skyline is now a wholly owned subsidiary of Nucor Corporation and will maintain its main office in Parsippany, New Jersey. It is a steel foundation distributor serving the U.S., Canada, Mexico and the Caribbean. Skyline distributes steel to service challenging applications including marine construction, bridge and highway construction, heavy civil construction, storm protection, underground commercial parking, and environment containment projects in the infrastructure and construction industries. Skyline’s results since the acquisition date are included in the steel mills segment’s results.

Construction is progressing on our 2,500,000-ton DRI facility in Louisiana. The majority of the equipment should arrive in 2012, and we believe that we are on schedule for completion of construction and beginning of start-up operations in mid-2013. However, weather and other risks, such as low water levels on the Mississippi river due to drought conditions, could cause future construction delays.

Nucor-Yamato Steel Company, a joint venture between Nucor and Yamato Kogyo Co. Ltd., has approved an estimated $115 million plan to expand the production of hot rolled sheet piling. This project is expected to be completed at Nucor’s steel mill in Blytheville, Arkansas, in early 2014. The project will add several new sheet piling sections, increasing the single sheet widths by 22% and providing a lighter stronger sheet covering more area at a lower installed cost.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 77%, 59% and 67%, respectively, in the first half of 2012 compared with 75%, 55% and 74%, respectively, in the first half of 2011. The decrease in the average utilization rate for the raw materials segment in the first half of 2012 as compared to the first half of 2011 is due to decreased flow of scrap into processing facilities that resulted from significant drops in scrap prices and increased competition for raw materials.

Results of Operations

Net Sales Net sales to external customers by segment for the second quarter and first six months of 2012 and 2011 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change

Steel mills	$3,476,661	$3,569,786	-3%	$7,102,800	$7,017,983	1%
Steel products	991,444	875,365	13%	1,833,689	1,607,504	14%
Raw materials	497,604	555,545	-10%	979,812	1,083,008	-10%
All other	138,490	107,113	29%	260,492	233,248	12%

Net sales	$5,104,199	$5,107,809	—	$10,176,793	$9,941,743	2%

Net sales for the second quarter of 2012 decreased slightly from the second quarter of 2011. Average sales price per ton decreased 6% from $912 in the second quarter of 2011 to $861 in the second quarter of 2012, while total tons sold to outside customers increased 6% from the same period last year.

Net sales for the first six months of 2012 increased 2% over the first six months of 2011 due to the 2% increase in tons sold to outside customers. Average sales price per ton was $859 in both the first six months of 2012 and 2011.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change

Steel production	5,061	4,667	8%	10,320	9,886	4%

Outside steel shipments	4,264	4,052	5%	8,688	8,470	3%
Inside steel shipments	938	812	16%	1,749	1,594	10%

Total steel shipments	5,202	4,864	7%	10,437	10,064	4%

Net sales for the steel mills segment decreased 3% from the second quarter of 2011 due to a 9% decrease in the average sales price per ton from $891 to $812, partially offset by a 5% increase in tons sold to outside customers. Although residential and nonresidential construction activity remains weak, demand for the steel mills’ products continued to improve in the second quarter in several other important markets. These markets include automotive, heavy equipment, energy and general manufacturing.

The 1% increase in sales from the first half of 2011 to the first half of 2012 in the steel mills segment was attributable to the 3% increase in tons sold to outside customers offset by the 2% decrease in average sales price per ton.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Six Months (26 weeks) Ended
	June 30, 2012	July 2, 2011	% Change	June 30, 2012	July 2, 2011	% Change

Joist production	75	70	7%	139	137	1%
Deck sales	76	79	-4%	141	151	-7%
Cold finish sales	132	129	2%	270	263	3%
Fabricated concrete reinforcing steel sales	322	275	17%	572	496	15%

The 13% increase in the steel products segment’s sales from the second quarter of 2011 was due to a 4% increase in average sales price per ton from $1,361 to $1,419 and a 10% increase in volume. The 14% increase in the steel products segment’s sales for the first half of the year were due to the 7% increase in average sales price per ton from $1,320 to $1,416 and the 7% increase in volume. While both volume and pricing improved over the prior year quarter and first half, sales in the steel products segment remain depressed due to the continued weakness in the nonresidential construction market. Sales of fabricated concrete reinforcing steel increased due to increases in pricing and volume over the second quarter of 2011.

The sales for the raw materials segment decreased 10% from the second quarter of 2011 primarily due to pricing, while the 10% decrease in sales from the first half of 2011 was impacted by both lower pricing and volume. These decreases are due to intensified competition caused by excess shredding capacity in the industry and to the significantly lower scrap pricing experienced in the second quarter of 2012. In the second quarter of 2012, approximately 87% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 11% of the outside sales were from the scrap processing facilities (86% and 13%, respectively, in the second quarter of 2011). In the first half of 2012, approximately 85% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 14% of outside sales were from the scrap processing facilities (86% and 14%, respectively, in the first half of 2011).

The “All other” category includes the steel trading businesses. The increase in sales in both the second quarter and first half of 2012 is due to increased volumes partially offset by lower prices.

Gross Margins For the second quarter of 2012, Nucor recorded gross margins of $399.9 million (8%), compared to $649.5 million (13%) in the second quarter of 2011. The gross margin was impacted by a 6% decrease in average sales price per ton along with the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 4% from $444 in the second quarter of 2011 to $427 in the second quarter of 2012. Because the decrease in the average sales price per ton was greater than the decrease in the scrap and scrap substitute cost per ton, there was a decrease in metal margin dollars in the second quarter of 2012 as compared to the second quarter of 2011. The average scrap and scrap substitute cost per ton used in the second quarter of 2012 decreased 4% from $445 in the first quarter of 2012, and metal margins increased slightly from the first quarter of 2012. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. Metal margins in the second quarter of 2011 were at the highest level they had been since 2008, but we were not able to obtain those same levels in the second quarter of 2012 due to several factors negatively impacting markets in which our steel mills, especially our sheet mills, operate. Increased imports, excess domestic capacity and economic uncertainty affecting steel buyer confidence placed downward pressure on metal margins as the second quarter of 2012 progressed. This decline is evidenced by the fact that the profitability of our sheet mills in April 2012 was more than double their profitability in June 2012.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. The downward trend in scrap prices, which occurred throughout the second quarter of 2012, appears to have bottomed in early July with a pick-up in scrap export activity and other market factors.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s current estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was impacted by a LIFO credit of $14.5 million in the second quarter of 2012, compared with a charge of $32.0 million in the second quarter of 2011.

•

Gross margins related to DJJ’s scrap processing operations decreased significantly during the second quarter of 2012 compared to the second quarter of 2011. The large decrease was due to current conditions in the scrap processing industry, in which excess shredding capacity is increasing competition for raw materials and some scrap peddlers are waiting until scrap prices rebound to sell their scrap to scrap processing yards. Because scrap selling prices have declined since the first quarter of 2012, DJJ has experienced severe downward pressure on margins.

•	Nucor’s gross margins were negatively impacted by $8.5 million in purchase accounting adjustments and the elimination of profit associated with our steel mills’ sales to Skyline post-acquisition.

•	Energy costs decreased approximately $4 per ton from the second quarter of 2011 due mainly to decreased unit costs for natural gas.

For the first half of 2012, Nucor recorded gross margins of $780.5 million (8%), compared to $1.07 billion (11%) in the first half of 2011. The gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used increased 1% from $433 in the first half of 2011 to $436 in the first half of 2012, contributing to a decrease in metal margin dollars.

•	Nucor’s gross margins were negatively impacted by the $8.5 million of charges related to the Skyline acquisition.

•

Gross margin was negatively affected by a LIFO charge of $63.0 million in the first half of 2011. No LIFO charge was recorded in the first half of 2012, which reflects management’s current expectations of roughly the same costs and quantities in inventory at December 31, 2012 relative to prior year-end.

•	Gross margins related to DJJ’s scrap processing operations decreased significantly during the first half of 2012 compared to the first half of 2011 due to the reasons described above.

•	Energy costs decreased $3 per ton from the prior year due mainly to decreased unit costs for natural gas.

Marketing, Administrative and Other Expenses The major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased $24.2 million in the second quarter of 2012 compared to the second quarter of 2011, and decreased $30.0 million in the first half of 2012 compared to the first half of 2011 due to the decreased profitability of the Company. Profit sharing and other incentive compensation costs increased $8.1 million in the second quarter of 2012 compared to the first quarter of 2012 due to the annual restricted stock unit grant and the stock option grant that occurred in the second quarter of 2012.

Equity in Losses (Earnings) of Unconsolidated Affiliates Equity method investment losses, including amortization expense and other purchase accounting adjustments, were a loss of $0.2 million and earnings of $1.3 million in the second quarter of 2012 and 2011, respectively, and were losses of $6.8 million and $2.9 million in the first half of 2012 and 2011, respectively. The increase in the equity method investment losses is primarily due to increased losses at Duferdofin Nucor S.r.l., partially offset by slightly higher equity in earnings generated by NuMit LLC. The markets served by Duferdofin Nucor have been negatively affected by the escalated economic and political turmoil in Europe, which resulted in an impairment of Nucor’s investment in Duferdofin Nucor, as discussed below.

Impairment of Non-current Assets Nucor incurred a $30.0 million impairment charge in the second quarter of 2012 (none in the second quarter and first half of 2011). The entire charge related to the impairment of Nucor’s investment in Duferdofin Nucor.

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below its carrying amount may have occurred. In the second quarter of 2012, Nucor concluded that a triggering event had occurred requiring assessment for impairment of the equity investment in Duferdofin Nucor due to the continued declines in the global demand for steel, the escalated economic and political turmoil in Europe, the continued operating performance well below budgeted levels through the first half of 2012. Duferdofin Nucor’s recently updated unfavorable forecast of future operating performance was also a contributing factor. The diminished demand combined with the continued lower than budgeted levels of operating performance has significantly impacted the financial results of Duferdofin Nucor through the first half of 2012. After completing its assessment, Nucor determined that the carrying amount exceeded its estimated fair value and recorded a $30.0 million impairment charge against the Company’s investment in Duferdofin Nucor. Steel market conditions in Europe have continued to be challenging through the second quarter of 2012, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our second quarter valuation could change and result in further impairment of our investment.

Interest Expense (Income) Net interest expense for the second quarter and first half of 2012 and 2011 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Interest expense	$44,318	$46,159	$89,300	$91,792
Interest income	(3,267)	(2,975)	(6,577)	(6,042)

Interest expense, net	$41,051	$43,184	$82,723	$85,750

In the second quarter of 2012 gross interest expense decreased 4% from the second quarter of 2011 due to a slight decrease in average debt outstanding and higher capitalized interest. Gross interest income increased in part due to increases in interest income from loans issued to related parties.

In the first half of 2012 gross interest expense decreased 3% from the first half of 2011 due to a slight decrease in average debt outstanding and higher capitalized interest. Gross interest income increased due to increases in average investments outstanding and the average interest rate earned on investments.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the second quarter and first half of 2012 and 2011 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Steel mills	$336,096	$645,719	$726,388	$1,048,600
Steel products	9,202	(10,010)	(23,842)	(45,905)
Raw materials	15,116	53,835	29,688	114,089
All other	412	1,074	(157)	4,277
Corporate/eliminations	(144,633)	(213,331)	(290,822)	(377,519)

	$216,193	$477,287	$441,255	$743,542

Earnings before income taxes and noncontrolling interests in the steel mills segment decreased 48% from the second quarter of 2011 and 31% from the first half of 2011. Metal margin dollars decreased from both the second quarter and first half of 2011 resulting from the factors described above. Other factors impacting the profitability of the steel mills segment were the impairment charge related to Duferdofin Nucor, the purchase accounting adjustments related to Skyline, and the slightly increased equity in losses from unconsolidated affiliates. The market conditions that have impacted the steel mills segment include an import surge across most products that began late in 2011 and continued through the first half of 2012, undercutting seasonal pricing momentum that is normally experienced early in the year. In addition, U.S. sheet steel markets have been negatively impacted by new domestic supply that began ramping up production in 2011, while a combination of political and economic uncertainty is beginning to affect steel buyer confidence for all products. Markets such as automotive, heavy equipment, energy and general manufacturing remain improved, primarily benefiting demand for special bar quality, sheet and plate products.

The steel products segment had its first profitable quarter since 2008. Nucor’s fabricated construction products – joist and decking, rebar fabrication, and pre-engineered metal buildings – returned to profitability as a result of market share gains, improved pricing, and effective management of costs. Despite the return to profitability, demand in this segment remains depressed due to the continued very challenging conditions in the nonresidential construction market. Tons shipped to outside customers at both our joist and deck businesses in the second quarter of 2012 increased only 1% from the second quarter of 2011, but sales price per ton increased 13% and 5%, respectively. At our rebar fabrication businesses, shipments to outside customers increased 17% in the second quarter of 2012 from the second quarter of 2011. Volumes of backlog at our rebar fabrication businesses during the second quarter have decreased slightly with the increased shipments during the quarter, but the backlog pricing has increased.

The profitability of our raw materials segment, particularly The David J. Joseph Company, decreased significantly from the second quarter and first half of 2011 primarily due to continued margin compression at the scrap processing operations.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”) and Barker Steel Company, Inc., of which Nucor owns 51% and 90%, respectively. The increase in noncontrolling interests was primarily attributable to the increased earnings of NYS, which were due to improved cost management and changes in product mix as compared to the second quarter and first half of 2011. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first six months of 2012, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 35.4% in the second quarter of 2012 compared with 32.6% in the second quarter of 2011. The effective tax rate in the first six months of 2012 was 31.3% compared with 32.4% in the first six months of 2011. The expected rate for the full year of 2012 will be approximately 31.8% compared with 31.2% for the full year of 2011. The increase in the effective tax rate for the second quarter of 2012 is due to the tax impact of recording the Duferdofin Nucor impairment charge fully in the quarter. The effective tax rate for the first six months of 2012 was favorably impacted by a non-cash out-of-period adjustment related to the recognition of a deferred tax asset related to state tax credit carryforwards and the adjustment of tax expense to previously filed returns amounting to $12.6 million in the first quarter of 2012.

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

Net Earnings Attributable to Nucor Stockholders and Return on Equity Nucor reported consolidated net earnings of $112.3 million, or $0.35 per diluted share, in the second quarter of 2012 compared to consolidated net earnings of $299.8 million, or $0.94 per diluted share, in the second quarter of 2011. Net earnings attributable to Nucor stockholders as a percentage of net sales were 2% and 6% in the second quarters of 2012 and 2011, respectively.

Nucor reported consolidated net earnings of $257.4 million, or $0.81 per diluted share, in the first half of 2012, compared to consolidated net earnings of $459.6 million, or $1.44 per diluted share, in the first half of 2011. Net earnings attributable to Nucor stockholders as a percentage of net sales were 3% and 5% in the first half of 2012 and 2011, respectively. Return on average stockholders’ equity was approximately 7% and 13% in the first half of 2012 and 2011, respectively.

Outlook We currently expect to see a modest reduction in earnings exclusive of the impairment and Skyline-related charges for the third quarter of 2012. Continued slow domestic growth, coupled with continued or worsening global economic uncertainty may both become increasing negative factors. We believe that the construction market continues to be very challenging.

We expect third quarter results to benefit from lower scrap costs in transit and in inventory combined with the positive impact on steel mill customer buying patterns if scrap prices stabilize. It is worth noting several positive factors for sheet steel that should drive favorable pricing momentum by the end of the third quarter. The positive factors include recent reductions in sheet steel imports and shuttered and reduced operating rates by newer domestic market entrants. Markets such as automotive, heavy equipment, energy and general manufacturing remain improved, primarily benefiting demand for special bar quality, sheet and plate products.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2012 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $446.5 million in the first half of 2012, an increase of 53% compared with cash provided by operating activities of $292.7 million in the first half of 2011. The increase in cash provided by operating activities was driven primarily by a decrease in cash used in operating activities related to changes in operating assets and liabilities of $310.7 million period over period, partially offset by the $199.7 million decrease in net earnings period over period, which includes the non-cash charge of $30.0 million for impairment of non-current assets. The funding of working capital (primarily inventories and accounts receivable) decreased from the prior year due to the rapid increase in scrap prices and sales price per ton from the year-end of 2010 to the first half of 2011. Scrap prices decreased and average sales price per ton increased more moderately between the year-end of 2011 and the first half of 2012.

The current ratio was 2.4 at the end of the second quarter of 2012 and 2.8 at year-end 2011. Accounts receivable and inventories increased 12% and 21%, respectively, since year-end. The increases in accounts receivable and inventories are due to the acquisition of Skyline, higher sales prices and increased tons shipped to outside customers in the current year as compared to the fourth quarter of 2011. In the second quarter of 2012, total accounts receivable turned approximately monthly and inventories turned approximately every six weeks. These turnover rates are consistent with Nucor’s historical performance. The current ratio was also impacted by a 58% decrease in short-term investments which were sold primarily to provide funding for the Skyline acquisition. In addition, there was an 18% increase in accounts payable, which is primarily attributable to the acquisition of Skyline, the increase in steel production, and the resulting increase in inventory tons over last year’s fourth quarter. The ratio was also impacted by a 23% decrease in salaries, wages and related accruals, and a 38% increase in long-term debt due within one year, from year-end 2011. The decrease in salaries, wages and related accruals was largely attributable to the payout of profit sharing and other incentive compensation during the first quarter of 2012, while the increase in long-term debt due within one year is the result of the reclassification to current liabilities of a $250.0 million note payable that is due in June 2013.

Cash used in investing activities increased $105.2 million over the prior year period. Capital expenditures increased $170.6 million in large part due to the construction of our DRI facility in Louisiana. We expect capital spending for this project to increase from about $50 million in 2011 to approximately $500 million in 2012. This increase in capital expenditures was accompanied by an increase in acquisitions of $746.4 million. While Nucor had no acquisitions in the first half of 2011, our DJJ team acquired three metal recycling companies in the first quarter of 2012, and Nucor closed on the Skyline acquisition for $683.5 million in the second quarter of 2012. These investing activities were partially offset by an increase of $816.9 million in net proceeds received from the sale of investments and restricted investments which were primarily sold in order to fund the acquisitions.

Cash used in financing activities in the first half of 2012 remained flat compared to the first half of 2011 as financing activities were consistent with the prior year period.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $1.68 billion as of June 30, 2012, and an additional $491.6 million of restricted cash and investments is available for use in the construction of the DRI facility in Louisiana. Our $1.5 billion revolving credit facility is undrawn and does not expire until December 2016, and 79% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and an A2 rating from Moody’s.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of June 30, 2012, our funded debt to total capital ratio was 35%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of June 30, 2012.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our long list of capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments that will build our long-term earnings power. Capital expenditures increased 80% from $212.9 million during the first half of 2011 to $383.4 million in the first half of 2012. Capital expenditures for 2012 are projected to be approximately $1.00 billion compared to $440.5 million in 2011.

In June 2012, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.365 per share payable on August 10, 2012 to stockholders of record on June 29, 2012. This dividend is Nucor’s 157th consecutive quarterly cash dividend.

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

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also makes use of interest rate swaps from time to time in order to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2011.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At June 30, 2012, accumulated other comprehensive income (loss) includes $21.1 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2012, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Aluminum	$671	$1,673
Copper	$961	$2,402

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.

In addition to the foregoing, in the course of normal compliance evaluation in 2008 at our steel mill in Marion, Ohio, we discovered and self-disclosed to the Ohio Environmental Protection Agency (the “Ohio EPA”) that the facility had failed to properly permit modifications to its power supply. The Ohio EPA assessed a civil penalty of $466,900 for this violation. We paid $295,520 of this civil penalty in the second quarter of this year. We paid an additional $93,380 during the second quarter to the Ohio EPA to support its clean diesel school bus program, which the Ohio EPA credited against the amount of the civil penalty. The balance of the civil penalty will be satisfied by a $78,000 credit against the penalty for certain testing and ambient air monitoring at the facility that we have committed to perform in the future.

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10	Form of Award Agreement for Annual Stock Option Grants

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: August 8, 2012

NUCOR CORPORATION

List of Exhibits to Form 10-Q – June 30, 2012

Exhibit No.	Description of Exhibit

10	Form of Award Agreement for Annual Stock Option Grants

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.