Form 10-Q
period 2012-09-29
NUCOR CORP
filed 2012-11-07
CIK 73309

Third Quarter 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

317,638,420 shares of common stock were outstanding at September 29, 2012.

Nucor Corporation

Form 10-Q

September 29, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011

Net sales	$4,801,206	$5,252,144	$14,977,999	$15,193,887

Costs, expenses and other:
Cost of products sold	4,452,473	4,794,014	13,848,809	13,662,572
Marketing, administrative and other expenses	114,392	108,532	334,039	349,482
Equity in losses of unconsolidated affiliates	2,261	11,247	9,093	14,190
Impairment of non-current assets	—	13,943	30,000	13,943
Interest expense, net	40,305	40,193	123,028	125,943

	4,609,431	4,967,929	14,344,969	14,166,130

Earnings before income taxes and noncontrolling interests	191,775	284,215	633,030	1,027,757
Provision for income taxes	61,883	84,104	200,159	324,946

Net earnings	129,892	200,111	432,871	702,811
Earnings attributable to noncontrolling interests	19,584	18,593	65,160	61,679

Net earnings attributable to Nucor stockholders	$110,308	$181,518	$367,711	$641,132

Net earnings per share:
Basic	$0.35	$0.57	$1.15	$2.02
Diluted	$0.35	$0.57	$1.15	$2.02

Average shares outstanding:
Basic	318,463	317,194	318,042	316,866
Diluted	318,520	317,287	318,113	317,061

Dividends declared per share	$0.3650	$0.3625	$1.0950	$1.0875

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011

Net earnings	$129,892	$200,111	$432,871	$702,811

Other comprehensive income (loss):
Net unrealized loss on hedging derivatives, net of income taxes	—	(4,531)	(2,264)	(7,230)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes	10,554	9,023	31,961	27,282
Foreign currency translation gain (loss), net of income taxes	61,111	(86,521)	59,730	(13,878)

	71,665	(82,029)	89,427	6,174

Comprehensive income	201,557	118,082	522,298	708,985
Comprehensive income attributable to noncontrolling interests	(19,585)	(18,585)	(65,097)	(61,676)

Comprehensive income attributable to Nucor stockholders	$181,972	$99,497	$457,201	$647,309

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Sept. 29, 2012	Dec. 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$1,693,197	$1,200,645
Short-term investments	430,266	1,362,641
Accounts receivable, net	1,799,305	1,710,773
Inventories, net	2,217,374	1,987,257
Other current assets	481,931	446,765

Total current assets	6,622,073	6,708,081

Property, plant and equipment, net	4,106,238	3,755,604

Restricted cash and investments	414,203	585,833

Goodwill	2,008,461	1,830,661

Other intangible assets, net	980,348	784,640

Other assets	865,924	905,531

Total assets	$14,997,247	$14,570,350

LIABILITIES

Current liabilities:
Short-term debt	$30,865	$1,826
Long-term debt due within one year	900,000	650,000
Accounts payable	1,186,665	958,645
Salaries, wages and related accruals	286,780	333,341
Accrued expenses and other current liabilities	482,717	452,247

Total current liabilities	2,887,027	2,396,059

Long-term debt due after one year	3,380,200	3,630,200

Deferred credits and other liabilities	866,446	837,511

Total liabilities	7,133,673	6,863,770

EQUITY

Nucor stockholders’ equity:
Common stock	150,798	150,496
Additional paid-in capital	1,804,156	1,756,534
Retained earnings	7,129,236	7,111,566
Accumulated other comprehensive income (loss), net of income taxes	51,313	(38,177)
Treasury stock	(1,502,159)	(1,505,534)

Total Nucor stockholders’ equity	7,633,344	7,474,885

Noncontrolling interests	230,230	231,695

Total equity	7,863,574	7,706,580

Total liabilities and equity	$14,997,247	$14,570,350

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011

Operating activities:
Net earnings	$432,871	$702,811
Adjustments:
Depreciation	394,690	391,847
Amortization	53,518	51,675
Stock-based compensation	42,858	40,323
Deferred income taxes	(42,548)	40,855
Equity in losses of unconsolidated affiliates	9,093	14,190
Impairment of non-current assets	30,000	13,943
Loss on sale of assets	17,563	—
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	62,787	(401,237)
Inventories	41,662	(634,048)
Accounts payable	21,668	290,885
Federal income taxes	11,248	2,217
Salaries, wages and related accruals	(52,561)	141,407
Other	101,835	28,616

Cash provided by operating activities	1,124,684	683,484

Investing activities:
Capital expenditures	(613,777)	(328,592)
Investment in and advances to affiliates	(66,423)	(76,678)
Repayment of advances to affiliates	32,500	15,000
Disposition of plant and equipment	42,574	22,155
Acquisitions (net of cash acquired)	(763,657)	—
Purchases of investments	(409,403)	(614,982)
Proceeds from the sale of investments	1,341,913	456,055
Purchase of restricted investments	—	(564,994)
Proceeds from the sale of restricted investments	209,930	18,299
Changes in restricted cash	(38,301)	538,644

Cash used in investing activities	(264,644)	(535,093)

Financing activities:
Net change in short-term debt	28,983	(5,646)
Issuance of common stock	10,515	6,957
Excess tax benefits from stock-based compensation	4,377	700
Distributions to noncontrolling interests	(66,562)	(55,855)
Cash dividends	(349,538)	(346,005)
Other financing activities	962	30,000

Cash used in financing activities	(371,263)	(369,849)

Effect of exchange rate changes on cash	3,775	(2,511)

Increase (decrease) in cash and cash equivalents	492,552	(223,969)

Cash and cash equivalents - beginning of year	1,200,645	1,325,406

Cash and cash equivalents - end of nine months	$1,693,197	$1,101,437

Non-cash investing activity:
Accrued plant and equipment purchases	$77,764	$(10,340)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2011.

During the first quarter of 2012, we began classifying internal fleet and some common carrier costs in cost of products sold in the condensed consolidated statements of earnings. We made this change so that all freight costs will be recorded within the same financial statement line item to allow users of our financial statements to better understand our expense structure. This change resulted in the reclassification of $17.7 million of these costs from marketing, administrative, and other expenses to cost of products sold in the quarter ended October 1, 2011 ($49.2 million in the first nine months of 2011) in order to conform to the current year presentation. Additionally, certain other prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not have an impact on net earnings for the current or any prior periods.

Recent Accounting Pronouncements – In January 2012, Nucor adopted accounting guidance regarding changes to the presentation of comprehensive income in the financial statements. The new accounting guidance requires entities to report components of comprehensive income in either (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income. We have elected to report the components of comprehensive income in two separate but consecutive statements. The adoption of this guidance impacts the presentation of comprehensive income, but does not impact Nucor’s consolidated financial position, results of operations or cash flows.

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

2.	INVENTORIES: Inventories consist of approximately 36% raw materials and supplies and 64% finished and semi-finished products at September 29, 2012 (40% and 60%, respectively, at December 31, 2011). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represent approximately 46% of total inventories as of September 29, 2012 (47% as of December 31, 2011). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $679.2 million higher at September 29, 2012 ($763.2 million higher at December 31, 2011). Use of the lower of cost or market methodology reduced inventories by $3.1 million at September 29, 2012 ($6.8 million at December 31, 2011).

3.	ACQUISITIONS AND DISPOSITIONS: On June 20, 2012, Nucor completed the acquisition of the entire equity interest in Skyline Steel LLC (“Skyline”) and its subsidiaries for the cash purchase price of approximately $675.4 million. No cash was received nor was any debt incurred as a result of the acquisition. Skyline’s financial results are included as part of the steel mills segment (see Note 17).

Skyline is a steel foundation manufacturer and distributor serving the U.S., Canada, Mexico and Caribbean. Skyline’s steel products are used in marine construction, bridge and highway construction, heavy civil construction, storm protection, underground commercial parking, and environmental containment projects in the infrastructure and construction industries. Skyline is a significant consumer of H-piling and sheet piling from Nucor-Yamato Steel, and will become a larger downstream consumer of Nucor’s coiled plate and sheet products.

We have allocated the purchase price for Skyline to its individual assets acquired and liabilities assumed. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Skyline as of the date of acquisition (in thousands):

Accounts receivable	$128,004
Inventory	260,473
Other current assets	4,410
Property, plant and equipment	70,100
Goodwill	138,579
Other intangible assets	215,600

Total assets acquired	817,166

Current liabilities	137,654
Deferred credits and other liabilities	4,078

Total liabilities assumed	141,732

Net assets acquired	$675,434

The purchase price allocation to the identifiable intangible assets is as follows (in thousands, except years):

		Weighted - Average Life
Customer relationships	$184,500	17 years
Trademarks and trade names	28,500	20 years
Other	2,600	3 years

	$215,600

The goodwill of $138.6 million is primarily attributed to the synergies expected to arise after the acquisition and has been allocated to the steel mills segment (see Note 6). Approximately $128.2 million of the goodwill recognized is expected to be deductible for tax purposes.

In the third quarter of 2012, Nucor sold the assets of Nucor Wire Products Pennsylvania, Inc., resulting in a loss of $17.6 million. This charge is included in marketing, administrative and other expenses in the condensed consolidated statement of earnings.

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $6.07 billion at September 29, 2012 ($5.73 billion at December 31, 2011).

5.

RESTRICTED CASH AND INVESTMENTS: As of September 29, 2012, restricted cash and investments primarily consisted of net proceeds from the issuance of $600.0 million 30-year variable rate Gulf Opportunity Zone bonds in November 2010. The restricted cash and investments are held in a trust account and are to be used to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. Funds are disbursed as qualified expenditures for the construction of the facility are made ($172.6 million and $21.9 million in the first nine months of 2012 and 2011, respectively). Restricted investments totaled $299.8 million at September 29, 2012 ($514.3 million at December 31, 2011), and are held in similar short-term investment instruments as described in Note 4 to Nucor’s Annual Report on Form 10-K for the year ended December 31, 2011. Interest earned on these investments is subject to the same usage requirements as the bond proceeds. Since the restricted cash, investments and interest on investments must be used for the construction of the facility, the entire balance has been classified as a non-current asset.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended September 29, 2012 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2011	$268,466	$790,441	$682,902	$88,852	$1,830,661
Acquisitions (dispositions)	138,579	(3,489)	20,323	—	155,413
Translation	—	22,387	—	—	22,387

Balance at September 29, 2012	$407,045	$809,339	$703,225	$88,852	$2,008,461

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2011 and concluded that there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of three to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	Sept. 29, 2012		Dec. 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,158,492	$309,001	$941,787	$262,841
Trademarks and trade names	153,113	30,755	123,192	25,628
Other	28,468	19,969	25,868	17,738

	$1,340,073	$359,725	$1,090,847	$306,207

Intangible asset amortization expense for the third quarter of 2012 and 2011 was $20.4 million and $17.0 million, respectively, and was $53.5 million and $51.7 million in the first nine months of 2012 and 2011, respectively. Annual amortization expense is estimated to be $72.1 million in 2012; $71.9 million in 2013; $69.9 million in 2014; $68.0 million in 2015; and $66.4 million in 2016.

7.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $746.9 million at September 29, 2012 ($775.7 million at December 31, 2011) and is recorded in other assets in the condensed consolidated balance sheets.

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l., an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at September 29, 2012 was $441.3 million ($493.9 million at December 31, 2011). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $47.5 million at September 29, 2012, resulting in a basis difference of $393.8 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($311.7 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.7 million and $3.0 million in the third quarter of 2012 and 2011, respectively, and were $8.3 million and $9.1 million in the first nine months of 2012 and 2011, respectively.

As of September 29, 2012, Nucor had outstanding notes receivable of €35 million ($45.2 million) from Duferdofin Nucor (€30 million at December 31, 2011). The notes receivable bear interest at 2.34% to 3.12% and reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of September 29, 2012.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement that matures on October 26, 2013. The maximum amount that Duferdofin Nucor can borrow under Facility A is €112.5 million, and as of September 29, 2012, it had borrowings of €104.0 million outstanding under that facility. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under the Structured Trade Finance Facilities Agreement. Nucor has not recorded any liability associated with the guarantee.

Nucor has a 50% economic and voting interest in NuMit LLC. NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 24 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for its investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. The acquisition did not result in a significant amount of goodwill or intangible assets.

The value of Nucor’s investment in NuMit at September 29, 2012 was $280.7 million ($259.3 million as of December 31, 2011), which is comprised of the purchase price of approximately $221.3 million plus subsequent additional capital contributions and equity method earnings less distributions since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC that bears interest at 1.36% as of September 29, 2012 and resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. The principal amount is due on October 21, 2014. In addition, Nucor has extended a $130.0 million line of credit (of which $70.0 million was outstanding at September 29, 2012) to Steel Technologies. As of September 29, 2012, the amounts outstanding on the line of credit bear interest at 1.84% and mature on April 1, 2013. The note receivable was classified in other assets and the amount outstanding on the line of credit was classified in other current assets in the condensed consolidated balance sheets.

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the second quarter of 2012, Nucor concluded that a triggering event had occurred requiring assessment for impairment of its equity investment in Duferdofin Nucor due to the continued declines in the global demand for steel, the escalated economic and political turmoil in Europe and continued operating performance well below budgeted levels through the first half of 2012. Duferdofin Nucor’s updated unfavorable forecast of future operating performance was also a contributing factor. The diminished demand combined with the continued lower than budgeted levels of operating performance significantly impacted the financial results of Duferdofin Nucor in the first half of 2012. After completing its assessment, Nucor determined that the carrying amount exceeded its estimated fair value and recorded a $30.0 million impairment charge against the Company’s investment in Duferdofin Nucor in the second quarter of 2012. This charge is included in impairment of non-current assets in the condensed consolidated statements of earnings. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the third quarter of 2012, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our second quarter valuation could change and result in further impairment of our investment.

In the third quarter of 2011, the Company concluded that an equity investment in a dust recycling project had been impaired, resulting in an impairment charge of $13.9 million. This charge is included in impairment of non-current assets in the condensed consolidated statements of earnings.

Also in the third quarter of 2011, a valuation allowance was recorded against the deferred tax asset related to the Italian net operating loss carryforwards for the Duferdofin Nucor joint venture. The impact of the valuation allowance is reflected in equity in losses of unconsolidated affiliates in the condensed consolidated statements of earnings.

8.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $106.8 million at September 29, 2012 ($53.6 million at December 31, 2011). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $116.8 million at September 29, 2012 ($116.3 million at December 31, 2011).

9.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	Sept. 29, 2012	Dec. 31, 2011
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$—	$5,071

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$—	$(21,100)

Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(1,277)	—
Foreign exchange contracts	Accrued expenses and other current liabilities	(63)	(334)

Total liability derivatives not designated as hedging instruments		(1,340)	(334)

Total liability derivatives		$(1,340)	$(21,434)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011

Commodity contracts	Cost of products sold	$—	$(4,531)	$(10,554)	$(9,023)	$—	$600

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
		Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended
		Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011

Commodity contracts	Cost of products sold	$(2,264)	$(7,230)	$(31,961)	$(27,282)	$500	$600

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended		Nine Months (39 weeks) Ended
		Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011

Commodity contracts	Cost of products sold	$(1,454)	$7,485	$(231)	$9,462

Foreign exchange contracts	Cost of products sold	(25)	721	146	129

Total		$(1,479)	$8,206	$(85)	$9,591

During the first quarter of 2012, Nucor settled all of its open natural gas forward purchase contracts that were previously in place. These settlements will affect earnings over the periods specified in the original agreements, none of which expire beyond December 31, 2012. At September 29, 2012, $10.6 million of net deferred losses on cash flow hedges on these contracts included in accumulated other comprehensive income will be reclassified into earnings during the next three months.

10.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of September 29, 2012 and December 31, 2011 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of September 29, 2012
Assets:
Cash equivalents	$1,519,075	$1,519,075	$—	$—
Short-term investments	430,266	430,266	—	—
Restricted cash and investments	414,203	414,203	—	—

Total assets	$2,363,544	$2,363,544	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(1,340)	$—	$(1,340)	$—

As of December 31, 2011
Assets:
Cash equivalents	$1,012,122	$1,012,122	$—	$—
Short-term investments	1,362,641	1,362,641	—	—
Commodity contracts	5,071	—	5,071	—
Restricted cash and investments	585,833	585,833	—	—

Total assets	$2,965,667	$2,960,596	$5,071	$—

Liabilities:
Foreign exchange and commodity contracts	$(21,434)	$—	$(21,434)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.89 billion at September 29, 2012 ($4.76 billion at December 31, 2011). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at September 29, 2012 and December 31, 2011, or similar debt with the same maturities, rating and interest rates.

11.

CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance with such laws and regulations. Of the undiscounted total of $29.3 million of accrued environmental costs at September 29, 2012 ($31.4 million at December 31, 2011), $10.3 million was classified in accrued expenses and other current liabilities ($14.4 million at December 31, 2011) and $19.0 million was classified in deferred credits and other liabilities ($17.0 million at December 31, 2011). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005 through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief. Although we believe the plaintiffs’ claims are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure.

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

12.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted in 2010, 2011 and 2012 are exercisable at the end of three years and have a term of 10 years. There are no options exercisable as of September 29, 2012. All stock options granted prior to 2010 were fully exercised at September 29, 2012. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first nine months of 2012 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,156	$38.26
Granted	754	$35.76
Exercised	(354)	$29.67		$4,272
Canceled	—	—

Outstanding at September 29, 2012	1,556	$39.01	9.0 years	$1,886

Options exercisable at September 29, 2012	—

Compensation expense for stock options was $0.3 million and $1.9 million in the third quarter of 2012 and 2011, respectively, and $9.5 million and $9.3 million in the first nine months of 2012 and 2011, respectively. As of September 29, 2012, unrecognized compensation expense related to options was $0.8 million, which is expected to be recognized over 0.7 years. The amount of cash received from the exercise of stock options totaled $4.3 million and $10.5 million in the third quarter and first nine months of 2012, respectively.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s RSU activity for the first nine months of 2012 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	962	$46.09
Granted	1,101	$35.76
Vested	(898)	$40.23
Canceled	(29)	$39.85

Unvested at September 29, 2012	1,136	$40.86

Shares reserved for future grants (stock options and RSUs)	11,833

Compensation expense for RSUs was $4.7 million and $6.5 million in the third quarter of 2012 and 2011, respectively, and $29.6 million and $26.2 million in the first nine months of 2012 and 2011, respectively. As of September 29, 2012, unrecognized compensation expense related to unvested RSUs was $32.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first nine months of 2012 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	94	$42.46
Granted	122	$42.20
Vested	(144)	$41.62
Canceled	—	—

Unvested at September 29, 2012	72	$43.72

Shares reserved for future grants	1,360

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $0.5 million and $0.4 million in the third quarter of 2012 and 2011, respectively, and $3.6 million and $4.7 million in the first nine months of 2012 and 2011, respectively. At September 29, 2012, unrecognized compensation expense related to unvested restricted stock awards was $0.8 million, which is expected to be recognized over a weighted-average period of 1.6 years.

13.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits was $17.5 million and $26.4 million in the third quarter of 2012 and 2011, respectively, and was $58.1 million and $97.5 million in the first nine months of 2012 and 2011, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

14.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011

Interest expense	$42,954	$44,484	$132,254	$136,276
Interest income	(2,649)	(4,291)	(9,226)	(10,333)

Interest expense, net	$40,305	$40,193	$123,028	$125,943

15.	INCOME TAXES: The increase in the effective tax rate for the third quarter of 2012 as compared to the third quarter of 2011 is due to the tax impact of a state credit valuation allowance reversal that took place in the third quarter of 2011. Nucor has concluded U.S. federal income tax matters for years through 2006. The years 2004 and 2007 are open to the extent net operating losses were carried back. The 2008 to 2011 tax years are open to examination by the Internal Revenue Service.

In 2011, the Canada Revenue Agency completed an audit examination for the periods 2006 to 2008 for Harris Steel Group Inc. and subsidiaries with immaterial adjustments to the income tax returns. The tax years 2008 through 2011 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

16.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company and Barker Steel Company, Inc., of which Nucor owns 51% and 90%, respectively (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2011	$7,474,885	$231,695	$7,706,580
Total comprehensive income	457,201	65,097	522,298
Stock options	20,052	—	20,052
Issuance of stock under award plans, net of forfeitures	31,292	—	31,292
Amortization of unearned compensation	600	—	600
Dividends declared	(350,041)	—	(350,041)
Distributions to noncontrolling interests	—	(66,562)	(66,562)
Other	(645)	—	(645)

Stockholders’ equity at September 29, 2012	$7,633,344	$230,230	$7,863,574

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2010	$7,120,070	$210,624	$7,330,694
Total comprehensive income	647,309	61,676	708,985
Stock options	16,224	—	16,224
Issuance of stock under award plans, net of forfeitures	24,117	—	24,117
Amortization of unearned compensation	1,300	—	1,300
Dividends declared	(346,284)	—	(346,284)
Distributions to noncontrolling interests	—	(55,855)	(55,855)

Stockholders’ equity at October 1, 2011	$7,462,736	$216,445	$7,679,181

17.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate, and Nucor’s equity investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company, a scrap broker and processor; Nu-Iron Unlimited, a facility that produces direct reduced iron (“DRI”) used by the steel mills; a DRI facility under construction in Louisiana; and certain equity method investments. The “all other” category primarily includes Nucor’s steel trading businesses. The segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash and investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal income taxes receivable, the LIFO reserve and investments in and advances to affiliates. Certain amounts for prior years have been reclassified to conform to the 2012 presentation.

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Net sales to external customers:
Steel mills	$3,204,898	$3,617,867	$10,307,698	$10,635,850
Steel products	1,006,366	958,224	2,840,055	2,565,728
Raw materials	475,322	535,948	1,455,134	1,618,956
All other	114,620	140,105	375,112	373,353

	$4,801,206	$5,252,144	$14,977,999	$15,193,887

Intercompany sales:
Steel mills	$669,326	$599,005	$1,985,535	$1,815,673
Steel products	17,179	14,444	52,958	38,691
Raw materials	2,080,150	2,572,705	7,441,529	8,047,832
All other	1,550	4,742	12,344	21,093
Corporate/eliminations	(2,768,205)	(3,190,896)	(9,492,366)	(9,923,289)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$217,430	$427,723	$943,818	$1,476,323
Steel products	(10,252)	(10,527)	(34,094)	(56,432)
Raw materials	14,535	26,263	44,223	140,352
All other	937	737	780	5,014
Corporate/eliminations	(30,875)	(159,981)	(321,697)	(537,500)

	$191,775	$284,215	$633,030	$1,027,757

	Sept. 29, 2012	Dec. 31, 2011
Segment assets:
Steel mills	$7,688,875	$6,440,868
Steel products	3,020,164	2,903,281
Raw materials	3,191,854	2,925,651
All other	203,429	152,107
Corporate/eliminations	892,925	2,148,443

	$14,997,247	$14,570,350

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011
Basic net earnings per share:
Basic net earnings	$110,308	$181,518	$367,711	$641,132
Earnings allocated to participating securities	(412)	(592)	(1,242)	(2,239)

Net earnings available to common stockholders	$109,896	$180,926	$366,469	$638,893

Average shares outstanding	318,463	317,194	318,042	316,866

Basic net earnings per share	$0.35	$0.57	$1.15	$2.02

Diluted net earnings per share:
Diluted net earnings	$110,308	$181,518	$367,711	$641,132
Earnings allocated to participating securities	(412)	(593)	(1,242)	(2,240)

Net earnings available to common stockholders	$109,896	$180,925	$366,469	$638,892

Diluted average shares outstanding:
Basic shares outstanding	318,463	317,194	318,042	316,866
Dilutive effect of stock options and other	57	93	71	195

	318,520	317,287	318,113	317,061

Diluted net earnings per share	$0.35	$0.57	$1.15	$2.02

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive:

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011

Anti-dilutive stock options:
Weighted average shares	801	801	534	266

Weighted average exercise price	$42.07	$42.07	$42.07	$42.07

19.	SUBSEQUENT EVENT: On October 31, 2012, a subsidiary of Nucor entered into a carry and earning agreement with Encana Oil & Gas (USA) Inc. under which Nucor will acquire an undivided 50% working interest in certain onshore natural gas wells in the continental United States to be drilled and operated by Encana. Nucor expects to invest approximately $542 million over the next three fiscal years and approximately $3.64 billion over the estimated 13 to 22 year term of the agreement.

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

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces direct reduced iron (“DRI”) for use in its steel mills. Through The David J. Joseph Company and its affiliates (“DJJ”), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (“HBI”) and DRI. Most of Nucor’s operating facilities and customers are located in North America, but increasingly Nucor is doing business outside of North America as well. Nucor’s operations include several international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

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

In late June 2012, Nucor completed the acquisition of the entire equity interest in Skyline Steel LLC (“Skyline”) and its subsidiaries for the cash purchase price of approximately $675.4 million. It is a steel foundation manufacturer and distributor serving the U.S., Canada, Mexico and Caribbean. Skyline’s steel products are used in marine construction, bridge and highway construction, heavy civil construction, storm protection, underground commercial parking, and environmental containment projects in the infrastructure and construction industries. Skyline is a significant consumer of H-piling and sheet piling from Nucor-Yamato Steel, and will become a large downstream consumer of Nucor’s coiled plate and sheet products. Skyline’s results since the acquisition date are included in the steel mills segment’s results.

In August 2012, Nucor sold the assets of Nucor Wire Products Pennsylvania, Inc. Nucor is continuing to produce wire and mesh products at facilities in Utah, Connecticut and Laurel LEC Operations in Canada.

Construction is progressing on our 2,500,000-ton DRI facility in Louisiana. The majority of the equipment will arrive in 2012, and we believe that we are on schedule to complete construction and begin start-up operations in mid-2013. However, weather and other risks, such as low water levels on the Mississippi river due to drought conditions, could cause future construction delays.

Nucor-Yamato Steel Company, a joint venture between Nucor and Yamato Kogyo Co. Ltd., has approved an estimated $115 million plan to expand the production of hot rolled sheet piling. This project is expected to be completed at Nucor’s steel mill in Blytheville, Arkansas, in early 2014. The project will give us the ability to produce several new sheet piling sections, increasing the single sheet widths by 22% and providing a lighter stronger sheet covering more area at a lower installed cost.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 75%, 61% and 65%, respectively, in the first nine months of 2012 compared with 75%, 57% and 72%, respectively, in the first nine months of 2011. The decrease in the average utilization rate for the raw materials segment in the first nine months of 2012 as compared to the first nine months of 2011 is due to decreased flow of scrap into processing facilities that resulted from significant drops in scrap prices and increased competition for raw materials.

Results of Operations

Net Sales Net sales to external customers by segment for the third quarter and first nine months of 2012 and 2011 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (26 Weeks) Ended
	September 29, 2012	October 1, 2011	% Change	September 29, 2012	October 1, 2011	% Change

Steel mills	$3,204,898	$3,617,867	-11%	$10,307,698	$10,635,850	-3%
Steel products	1,006,366	958,224	5%	2,840,055	2,565,728	11%
Raw materials	475,322	535,948	-11%	1,455,134	1,618,956	-10%
All other	114,620	140,105	-18%	375,112	373,353	—

Net sales	$4,801,206	$5,252,144	-9%	$14,977,999	$15,193,887	-1%

Net sales for the third quarter of 2012 decreased 9% from the third quarter of 2011. Average sales price per ton decreased 8% from $908 in the third quarter of 2011 to $832 in the third quarter of 2012, while total tons sold to outside customers decreased slightly from the same period last year.

Net sales for the first nine months of 2012 decreased 1% from the first nine months of 2011. Average sales price per ton decreased 3% from $875 in the first nine months of 2011 to $850 in the first nine months of 2012, while total tons sold to outside customers increased 1% over the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	% Change	Sept. 29, 2012	Oct. 1, 2011	% Change

Steel production	4,819	4,910	-2%	15,139	14,796	2%

Outside steel shipments	4,144	4,194	-1%	12,832	12,664	1%
Inside steel shipments	899	934	-4%	2,648	2,528	5%

Total steel shipments	5,043	5,128	-2%	15,480	15,192	2%

Net sales for the steel mills segment decreased 11% from the third quarter of 2011 due to a 9% decrease in the average sales price per ton from $847 to $773, and a 1% decrease in tons sold to outside customers. The third quarter of 2012 was the first full quarter that included Skyline’s sales. Since steel piling sold by Skyline has a higher average sales price per ton than the other steel mill products, the decrease in the third quarter average sales price per ton was somewhat mitigated. Only 10 days of Skyline’s sales were included in the second quarter of 2012, which had a minimal impact on that quarter’s average sales price per ton. The decline in the steel mills segment’s net sales is due to severe downward pressure on pricing caused by high import levels and new domestic supply that began ramping up production in 2011.

The 3% decrease in sales from the first nine months of 2011 to the first nine months of 2012 in the steel mills segment was attributable to 5% decrease in the average sales price per ton from $841 to $803, partially offset by an 1% increase in tons sold to outside customers.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Nine Months (39 weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	% Change	Sept. 29, 2012	Oct. 1, 2011	% Change

Joist production	78	82	-5%	217	219	-1%
Deck sales	80	83	-4%	221	234	-6%
Cold finish sales	118	118	—	388	381	2%
Fabricated concrete reinforcing steel sales	343	312	10%	915	808	13%

The 5% increase in the steel products segment’s sales from the third quarter of 2011 was due to 4% increase in volume and a 1% increase in average sales price per ton from $1,381 to $1,391. The 11% increase in the steel products segment’s sales for the first nine months of the year were due to the 5% increase in average sales price per ton from $1,342 to $1,407 and the 6% increase in volume. While both volume and pricing improved over the prior year quarter and first nine months, sales in the steel products segment remain depressed due to the continued weakness in the nonresidential construction market. Sales of fabricated concrete reinforcing steel increased due to increases in pricing and volume over the third quarter of 2011.

The sales for the raw materials segment decreased 11% from the third quarter of 2011 primarily due to pricing, while the 10% decrease in sales from the first nine months of 2011 was impacted by both lower pricing and volume. These decreases are due to intensified competition caused by excess shredding capacity in the industry and to the significantly lower scrap pricing experienced in the third quarter of 2012. In the third quarter of 2012, approximately 85% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 13% of the outside sales were from the scrap processing facilities (86% and 12%, respectively, in the third quarter of 2011). In the first nine months of 2012, approximately 85% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 13% of outside sales were from the scrap processing facilities (86% and 13%, respectively, in the first nine months of 2011).

The “all other” category includes the steel trading businesses. The decrease in sales in the third quarter is due to decreased pricing and volumes. The slight increase in sales for the first nine months of 2012 compared to the first nine months of 2011 was due to higher volume offset by decreased pricing.

Gross Margins For the third quarter of 2012, Nucor recorded gross margins of $348.7 million (7%), compared to $458.1 million (9%) in the third quarter of 2011. The gross margin was impacted by an 8% decrease in average sales price per ton, a slight decrease in tons shipped to outside customers along with the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 15% from $449 in the third quarter of 2011 to $380 in the third quarter of 2012. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. Despite the decrease in the average scrap substitute cost per ton, metal margin dollars decreased from the third quarter of 2011 because of a lower average sales price per ton and slightly lower volume. Increased imports, excess domestic capacity and economic uncertainty affecting steel buyer confidence placed downward pressure on metal margins as the third quarter of 2012 progressed.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. Scrap prices were lower in the third quarter of 2012 than the second quarter of 2012, but experienced an upward trend throughout the third quarter. We have seen prices decrease in October, but expect volatility in the scrap market to continue in the fourth quarter.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s current estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margins were impacted by a LIFO credit of $84.0 million in the third quarter of 2012, compared with a charge of $28.0 million in the third quarter of 2011.

•

Gross margins related to DJJ’s scrap processing operations decreased during the third quarter of 2012 compared to the third quarter of 2011. The decrease was due to continued conditions in the scrap processing industry, in which excess shredding capacity is increasing competition for raw materials. Because scrap selling prices have declined since the first quarter of 2012, DJJ has experienced severe downward pressure on margins.

•	Nucor’s gross margins were negatively impacted by $28.2 million in inventory related purchase accounting adjustments associated with our acquisition of Skyline.

•

Energy costs decreased approximately $2 per ton from the third quarter of 2011 due mainly to lower natural gas unit costs. Energy costs increased approximately $5 per ton over the second quarter of 2012 due to increased electricity and natural gas unit costs, combined with lower utilization rates at our steel mills.

For the first nine months of 2012, Nucor recorded gross margins of $1.13 billion (8%), compared to $1.53 billion (10%) in the first nine months of 2011. The gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 5% from $439 in the first nine month of 2011 to $418 in the first nine months of 2012. The decrease in the average scrap and scrap substitute cost per ton used was offset by the 5% decrease in the steel mills segment’s average sales price per ton, resulting in lower metal margin dollars.

•	Nucor’s gross margins were negatively impacted by $36.8 million of inventory related purchase accounting adjustments associated with our acquisition of Skyline.

•

Gross margin was affected by a LIFO credit of $84.0 million in the first nine months of 2012, compared to a LIFO charge of $91.0 million in the first nine months of 2011. The LIFO credit in the first nine months of 2012 reflects management’s current expectations of lower costs in inventory at December 31, 2012, relative to prior year-end.

•	Gross margins related to DJJ’s scrap processing operations decreased significantly during the first nine months of 2012 compared to the first nine of 2011 due to the reasons described above.

•	Energy costs decreased $3 per ton from the prior year due mainly to lower natural gas unit costs.

Marketing, Administrative and Other Expenses Marketing, administrative and other expenses increased from $108.5 million in the third quarter of 2011 to $114.4 million in the third quarter of 2012 due to the $17.6 million loss on the sale of assets of Nucor Wire Products Pennsylvania, Inc. partially offset by lower profit sharing and other incentive compensation costs. Marketing, administrative and other expenses decreased from $349.5 million in the first nine months of 2011 to $334.0 million in the first nine months of 2012 primarily due to lower profit sharing and other incentive compensation costs. A major component of marketing, administrative and other expenses, profit sharing and other incentive compensation costs are based upon and fluctuate with Nucor’s financial performance. These costs decreased $17.5 million in the third quarter of 2012 compared to the third quarter of 2011, and decreased $47.6 million in the first nine months of 2012 compared to the first nine months of 2011 due to the decreased profitability of the Company.

Profit sharing and other incentive compensation costs decreased $19.4 million in the third quarter of 2012 compared to the second quarter of 2012 due to the annual restricted stock unit grant and the stock option grant that occurred in the second quarter of 2012.

Equity in Losses of Unconsolidated Affiliates Equity method investment losses, including amortization expense and other purchase accounting adjustments, were $2.3 million and $11.2 million in the third quarter of 2012 and 2011, respectively, and were $9.1 million and $14.2 million in the first nine month of 2012 and 2011, respectively. The decrease in the equity method investment losses is primarily due to the recording of a valuation allowance against a deferred tax asset related to the Italian net operating loss carryforward for the Duferdofin Nucor joint venture in the third quarter of 2011, partially offset by a slight increase in earnings generated by NuMit LLC in the third quarter and first nine months of 2012 compared to 2011. The markets served by Duferdofin Nucor have been negatively affected by the escalated economic and political turmoil in Europe, which resulted in an impairment of Nucor’s investment in Duferdofin Nucor in the second quarter of 2012, as discussed below.

Impairment of Non-current Assets In the third quarter of 2011, the Company concluded that an equity investment in a dust recycling project had been impaired, resulting in an impairment charge of $13.9 million. No impairment charge was incurred in the current year third quarter.

Nucor incurred an impairment charge of $30.0 million in the first nine months of 2012 ($13.9 million in the first nine months of 2011). The entire 2012 charge related to the impairment of Nucor’s investment in Duferdofin Nucor. Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below its carrying amount may have occurred. In the second quarter of 2012, Nucor concluded that a triggering event had occurred requiring assessment for impairment of the equity investment in Duferdofin Nucor due to the continued declines in the global demand for steel, the escalated economic and political turmoil in Europe, and the continued operating performance well below budgeted levels through the first half of 2012. Duferdofin Nucor’s updated unfavorable forecast of future operating performance was also a contributing factor. The diminished demand combined with the continued lower than budgeted levels of operating performance significantly impacted the financial results of Duferdofin Nucor in the first half of 2012. After completing its assessment, Nucor determined that the carrying amount exceeded its estimated fair value and recorded a $30.0 million impairment charge against the Company’s investment in Duferdofin Nucor. Steel market conditions in Europe have continued to be challenging through the third quarter of 2012, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our second quarter valuation could change and result in further impairment of our investment.

Interest Expense (Income) Net interest expense for the third quarter and first nine months of 2012 and 2011 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011

Interest expense	$42,954	$44,484	$132,254	$136,276
Interest income	(2,649)	(4,291)	(9,226)	(10,333)

Interest expense, net	$40,305	$40,193	$123,028	$125,943

In the third quarter of 2012 gross interest expense decreased 3% from the third quarter of 2011 due to increased capitalized interest. Gross interest income decreased due to decreases in average investments and in the average interest rate earned on investments.

In the first nine months of 2012 gross interest expense decreased 3% from the first nine months of 2011 due to a slight decrease in average debt outstanding and increased capitalized interest. Gross interest income decreased due to a decrease in the average interest rate earned on investments combined with decreased average investments.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2012 and 2011 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2012	Oct. 1, 2011	Sept. 29, 2012	Oct. 1, 2011

Steel mills	$217,430	$427,723	$943,818	$1,476,323
Steel products	(10,252)	(10,527)	(34,094)	(56,432)
Raw materials	14,535	26,263	44,223	140,352
All other	937	737	780	5,014
Corporate/eliminations	(30,875)	(159,981)	(321,697)	(537,500)

	$191,775	$284,215	$633,030	$1,027,757

Earnings before income taxes and noncontrolling interests in the steel mills segment decreased 49% from the third quarter of 2011 and 36% from the first nine months of 2011. Metal margin dollars decreased from both the third quarter and first nine months of 2011 resulting from the factors described above. Other factors impacting the profitability of the steel mills segment were the impairment charge related to Duferdofin Nucor in the second quarter of 2012 and the purchase accounting adjustments related to Skyline. The market conditions that have impacted the steel mills segment include an import surge across most products that began late in 2011 and continued through the first nine months of 2012. According to U.S. Census Bureau reports, 2012 steel products imports are on pace to reach 27.7 million short tons in 2012. This represents an increase of 21% from 2011 imports of 22.8 million tons and is 43% higher than 2010 import levels of 19.3 million tons. In addition, U.S. sheet steel markets have been negatively impacted by new domestic supply that began ramping up production in 2011, while a combination of political and economic uncertainty is affecting steel buyer confidence for all products. The strongest end markets continue to be manufactured goods including automotive, energy and heavy equipment.

The steel products segment’s loss for the third quarter of 2012 was impacted by the loss on the sale of assets of Nucor Wire Products Pennsylvania. Exclusive of this charge, the steel products segment was profitable for the second consecutive quarter. Although the segment has experienced market share gains, improved pricing, and effective management of costs, demand in this segment remains depressed due to the continued very challenging conditions in the nonresidential construction market. At our rebar fabrication businesses, shipments to outside customers increased 10% in the third quarter of 2012 over the third quarter of 2011, and increased 13% in the first nine months of 2012 over the first nine months of 2011. Volumes of backlog at our rebar fabrication businesses have decreased during the third quarter because of increased shipments during the period.

The profitability of our raw materials segment, particularly The David J. Joseph Company, decreased significantly from the third quarter and first nine months of 2011 primarily due to continued margin compression at the scrap processing operations due to the factors described above.

The improvements in results in Corporate/eliminations in the third quarter and first nine months of 2012 were primarily due to the change in LIFO from a charge to a credit in both periods and to lower profit sharing and incentive compensation costs.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”) and Barker Steel Company, Inc., of which Nucor owns 51% and 90%, respectively. The increase in noncontrolling interests was primarily attributable to the increased earnings of NYS, which were primarily due to changes in product mix as compared to the third quarter and first nine months of 2011. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2012, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 32.3% in the third quarter of 2012 compared with 29.6% in the third quarter of 2011. The effective tax rate was 31.6% in the first nine months of both 2012 and 2011. The expected rate for the full year of 2012 will be approximately 31.5% compared with 31.2% for the full year of 2011. The increase in the effective tax rate for the third quarter of 2012 is due to the tax impact of a state credit valuation allowance reversal that took place in the third quarter of 2011.

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

Net Earnings Attributable to Nucor Stockholders and Return on Equity Nucor reported consolidated net earnings of $110.3 million, or $0.35 per diluted share, in the third quarter of 2012 compared to consolidated net earnings of $181.5 million, or $0.57 per diluted share, in the third quarter of 2011. Net earnings attributable to Nucor stockholders as a percentage of net sales were 2% and 3% in the third quarters of 2012 and 2011, respectively.

Nucor reported consolidated net earnings of $367.7 million, or $1.15 per diluted share, in the first nine months of 2012, compared to consolidated net earnings of $641.1 million, or $2.02 per diluted share, in the first nine months of 2011. Net earnings attributable to Nucor stockholders as a percentage of net sales were 2% and 4% in the first nine months of 2012 and 2011, respectively. Return on average stockholders’ equity was approximately 6% and 12% in the first nine months of 2012 and 2011, respectively.

Outlook We currently expect to see some further reduction in earnings exclusive of non-recurring charges for the fourth quarter of 2012. In addition to high import levels and excess domestic sheet supply, slowing economic growth both domestically and globally is expected to be a negative factor through the end of the year. Volatility in scrap prices, together with a combination of political and economic uncertainty in global markets, is impacting steel buyer confidence and therefore supply-chain stocking levels. The strongest end markets continue to be manufactured goods including automotive, energy and heavy equipment. The construction market continues to be very challenging.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2012 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $1.12 billion in the first nine months of 2012, an increase of 65% compared with cash provided by operating activities of $683.5 million in the first nine months of 2011. Changes in operating assets and liabilities (exclusive of acquisitions) provided cash of $186.6 million in the first nine months of 2012 compared with $572.2 million of cash used in the prior year period. This increase in cash provided by operating activities was partially offset by the $269.9 million decrease in net earnings period over period. The funding of working capital (primarily inventories and accounts receivable) decreased from the prior year due to the rapid increase in scrap prices and sales price per ton from the year-end of 2010 through the first nine months of 2011. Scrap prices and average sales price per ton decreased during the first nine months of 2012.

The current ratio was 2.3 at the end of the third quarter of 2012 and 2.8 at year-end 2011. Accounts receivable and inventories increased 5% and 12%, respectively, since year-end. The increases in accounts receivable and inventories are due to the acquisition of Skyline. In the third quarter of 2012, total accounts receivable turned approximately monthly and inventories turned approximately every six weeks. These turnover rates are consistent with Nucor’s historical performance. The current ratio was also impacted by a 68% decrease in short-term investments which were sold primarily to provide funding for the Skyline acquisition. In addition, there was a 24% increase in accounts payable, which is primarily attributable to the acquisition of Skyline combined with an increase of $77.8 million in accrued plant and equipment purchases. The ratio was also impacted by a 14% decrease in salaries, wages and related accruals, and a 43% increase in long-term debt due within one year and short-term debt, from year-end 2011. The decrease in salaries, wages and related accruals was largely attributable to the payout of profit sharing and other incentive compensation during the first quarter of 2012, while the increases in long-term debt due within one year and short term debt are mainly the result of the second quarter reclassification to current liabilities of a $250.0 million note payable that is due in June 2013.

Cash used in investing activities decreased $270.4 million from the prior year period. The change is due primarily to a net increase of $1.85 billion in proceeds received from the sale of investments and restricted investments (net of purchases) which were mainly sold in order to fund acquisitions and capital expenditures. Partially offsetting the change in net proceeds from investments was a decrease of $576.9 million in changes in restricted cash. Also offsetting these proceeds, capital expenditures increased $285.2 million in large part due to the construction of our DRI facility in Louisiana. We expect capital spending for this project to increase from about $50 million in 2011 to approximately $450 million in 2012. The increase in capital expenditures was accompanied by an increase in acquisitions of $763.7 million primarily attributable to the acquisition of Skyline in the second quarter of 2012.

Cash used in financing activities in the first nine months of 2012 remained flat compared to the first nine months of 2011 as financing activities were fairly consistent with the prior year period.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $2.12 billion as of September 29, 2012, and an additional $414.2 million of restricted cash and investments is available for use in the construction of the DRI facility in Louisiana. Our $1.5 billion revolving credit facility is undrawn and does not expire until December 2016, and 79% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and an A3 rating from Moody’s.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of September 29, 2012, our funded debt to total capital ratio was 35%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of September 29, 2012.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures more than doubled from $318.3 million during the first nine months of 2011 to $691.5 million in the first nine months of 2012. Capital expenditures for 2012 are projected to be approximately $1.00 billion compared to $440.5 million in 2011.

In September 2012, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.365 per share payable on November 9, 2012 to stockholders of record on September 28, 2012. This dividend is Nucor’s 158th consecutive quarterly cash dividend.

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

Nucor also uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At September 29, 2012, accumulated other comprehensive income (loss) includes $10.6 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at September 29, 2012, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Aluminum	$1,655	$4,138
Copper	$1,955	$4,887

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk through its operations in Canada, Europe and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended September 29, 2012, filed on November 7, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: November 7, 2012

NUCOR CORPORATION

List of Exhibits to Form 10-Q – September 29, 2012

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended September 29, 2012, filed on November 7, 2012, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.