Form 10-K
period 2012-12-31
NUCOR CORP
filed 2013-02-28
CIK 73309

2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

Aggregate market value of common stock held by non-affiliates was approximately $11.96 billion based upon the closing sales price of the registrant’s common stock on the last business day of our most recently completed second fiscal quarter, June 29, 2012.

317,678,664 shares of common stock were outstanding at February 22, 2013.

Documents incorporated by reference include: Portions of the registrant’s 2012 Annual Report (Parts I, II and IV), and portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders (Part III) to be filed within 120 days after the registrant’s fiscal year end.

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

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2012, we recycled approximately 19.2 million tons of scrap steel.

General Development of our Business in Recent Years

Nucor has employed a multi-pronged growth strategy in recent years that allows for the ability to capitalize on a variety of growth opportunities as they arise. The five prongs of that growth strategy are: (1) optimizing and continually improving our existing operations, (2) executing on our raw materials strategy, (3) growing through developing greenfield projects that capitalize on new technologies and unique marketplace opportunities, (4) acquiring other companies that will strengthen Nucor’s position as North America’s most diversified producer of steel and steel products and (5) growing internationally with an emphasis on leveraging strategic partnerships and new technologies.

Optimizing our existing operations primarily has involved spending a significant portion of our capital expenditures each year on projects that enhance productivity and improve costs as well as allow us to produce more value-added and typically higher margin products at our existing facilities. The heat treat line at our Hertford County, North Carolina mill became operational in 2010, which has allowed Nucor to grow its presence in higher margin products where greater strength and abrasion resistance is required. The heat treat line allows us to improve the product mix allocation between our two plate mills and four sheet mills to improve margins at those facilities. Also at the Hertford County mill, we commissioned a vacuum tank degasser in 2012, and we expect to begin operating a new normalizing line in 2013. Early in 2012, Nucor announced plans to spend approximately $290 million for projects at our Tennessee, Nebraska and South Carolina bar mills that should expand Nucor’s special bar quality (“SBQ”) and wire rod capacity by one million tons. The projects, which we expect to be completed between the end of 2013 and the first half of 2014, will allow us to produce engineered bar for the most demanding applications while maintaining our market share in commodity bar products by shifting production to our other bar mills. Other planned value-added projects at existing operations include the vacuum tank degasser that began operating at our Hickman, Arkansas mill in late 2012 and the modernization of casting, hot rolling and downstream operations that will allow us to produce wider and lighter gauge hot-rolled and cold-rolled steel products at our Berkeley, South Carolina mill beginning in early 2014.

Executing on our raw materials strategy involves putting the pieces into place to meet our goal of controlling between six and seven million tons of annual capacity in high quality scrap substitutes. Our 2,500,000 metric tons-per-year DRI facility in St. James Parish, Louisiana is scheduled to start-up in mid-2013. Between our existing DRI plant in Trinidad, which we expanded in 2011 to increase the annual capacity from 1,800,000 to 2,000,000 metric tons, and our new facility in Louisiana, we will be approximately two-thirds of the way towards that goal.

The DRI-making process requires significant volumes of natural gas. To provide the new DRI plant in Louisiana with a sustainable advantage from lower natural gas costs, Nucor entered into a long-term, onshore natural gas working interest drilling program in U.S.-based proven reserves with Encana Oil & Gas (USA) Inc.

(“Encana”) in 2010. Nucor entered into a second and more significant drilling program with Encana in late 2012. The natural gas produced by these two programs will be sold to offset our exposure to the volatility of the price of natural gas consumed by the Louisiana DRI facility and our other operations. We believe these drilling programs will allow us to better manage our exposure to natural gas pricing volatility and our overall energy demand for our operations.

Growth through greenfield projects has included the construction of our SBQ steel mill in Memphis, Tennessee, which we completed in 2009. We also began commercial production in 2009 at a new facility in Blytheville, Arkansas, which uses breakthrough Castrip® technology to strip cast molten steel into near final shape and thickness with minimal hot or cold rolling. This allows for lower investment and operating costs and reduces the environmental impact of producing steel.

Although the pace at which we have been acquiring other companies has slowed in the past few years, the acquisition of Skyline Steel LLC (“Skyline”) in 2012 was a notable exception. The Skyline acquisition is an important strategic investment as it pairs Skyline’s leadership position in the steel piling distribution market with our Nucor-Yamato Steel Company (“Nucor-Yamato”) joint venture’s position as the market leader in steel piling manufacturing. To build upon the synergies in the piling market serviced by Skyline, Nucor announced that Nucor-Yamato will be expanding to broaden its range of hot-rolled piling products. Upon completion in 2014, this project will add several new sheet piling sections, increasing the single sheet widths by 22% and providing a lighter, stronger sheet covering more area at a lower installed cost.

In 2010, we entered into an agreement with Mitsui & Co. (U.S.A.) to form NuMit LLC (“NuMit”), in which we own a 50% economic and voting interest. NuMit owns 100% of the equity interest in Steel Technologies LLC (“Steel Technologies”), which operates 25 sheet processing facilities located throughout the United States, Canada and Mexico. Steel Technologies recently finished construction on a flat-rolled steel processing operation in Celaya, Mexico, that became operational in late 2012. The new 125,000-square-foot facility is equipped with two slitting lines. Additionally, construction is well underway on a new flat-rolled steel processing facility that is expected to open in mid-2013 in the Bajio region of Mexico. These new investments should allow us to capitalize on the rapid growth in the Mexican automotive industry.

Segments

Nucor reports its results in three segments: steel mills, steel products and raw materials. Net sales to external customers, intercompany sales, depreciation expense, amortization expense, earnings before income taxes and noncontrolling interests, assets and capital expenditures by segment for each of the three fiscal years in the three-year period ended December 31, 2012 are set forth in Note 22 of the Notes to Consolidated Financial Statements included in Nucor’s 2012 Annual Report, which is hereby incorporated by reference. The steel mills are Nucor’s dominant segment representing approximately 69% of the Company’s sales to external customers in the fiscal year ended December 31, 2012.

Principal Products Produced

In the steel mills segment, Nucor produces and distributes sheet steel (hot-rolled, cold-rolled and galvanized), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and SBQ). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor S.r.l. and NuMit. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, the Company produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas working interest drilling programs with Encana and certain equity method investments.

Markets and Marketing

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada, Mexico and, increasingly, elsewhere in the world. Nucor produces hot-rolled and cold-rolled sheet steel in standard grades and to customers’ specifications while maintaining inventories to fulfill anticipated orders. We estimate that slightly more than 55% of our sheet steel sales in 2012 were to contract customers. The balance of our sheet steel sales was made in the spot market at prevailing prices at the time of sale. The proportion of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons to maximize profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions. These sheet sales contracts permit price adjustments to reflect changes in prevailing raw material costs and typically have terms ranging from six to twelve months. Steel contract sales outside of our sheet operations are not significant.

Our plate, structural, reinforcing and merchant bar steel come in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders. In addition, our bar mill group manufactures hot-rolled SBQ products to exacting specifications primarily servicing the automotive, energy, agricultural, heavy equipment and transportation sectors. Almost all of our plate, structural, and bar steel sales occur in the spot market at prevailing market prices.

In 2012, we sold approximately 85% of the production by our steel mills segment to external customers. The balance of the steel mill segment’s production went to our piling distributor and our downstream joist, deck, rebar fabrication, fastener, metal buildings and cold finish operations.

In the steel products segment, we sell steel joists and joist girders, and steel deck to general contractors and fabricators located throughout the United States and Canada. We make these products to the customers’ specifications and do not maintain inventories of these finished steel products. The majority of these contracts are firm, fixed-price contracts that are in most cases competitively bid against other suppliers. Longer-term supply contracts may permit us to adjust our prices to reflect changes in prevailing raw materials costs. We sell fabricated reinforcing products only on a construction contract bid basis. These products are used by contractors in constructing highways, bridges, reservoirs, utilities, hospitals, schools, airports, stadiums and high-rise buildings. We manufacture cold finished steel, steel fasteners, steel grating, wire and wire mesh in standard sizes and maintain inventories of these products to fulfill anticipated orders. We sell cold finished steel and steel fasteners primarily to distributors and manufacturers located throughout the United States and Canada.

We market products from the steel mills and steel products segments mainly through in-house sales forces. The markets for these products are largely tied to capital and durable goods spending and are affected by changes in general economic conditions.

In the raw materials segment, we process ferrous and nonferrous scrap metal for use in our steel mills and for sale to various domestic and international external customers. We also broker ferrous and nonferrous metals and scrap substitutes, supply ferro-alloys, and provide transportation, material handling and other services to users of scrap metals. Our primary external customers for ferrous scrap are electric arc furnace steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2012, approximately 11% of the ferrous and nonferrous metals and scrap substitutes tons we processed were sold to external customers. We used the balance in our steel mills.

Also within the raw materials segment is our existing DRI plant in Trinidad that produces iron inputs exclusively for use in the Nucor mills, our DRI facility that we are constructing in Louisiana, and our working interest drilling programs. All natural gas produced by the working interest drilling programs is and will be sold to outside parties, and as a result the revenues from these sales are a small but increasing amount of our revenues.

The Company’s other operations include international trading companies that buy and sell steel and steel products that Nucor and other steel producers have manufactured.

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $1.64 billion and $1.80 billion at December 31, 2012 and 2011, respectively. Nucor’s backlog of orders in the steel products segment was approximately $1.18 billion and $1.11 billion at December 31, 2012 and 2011, respectively. Order backlogs for the steel mills segment include orders attributable to Nucor’s downstream businesses in addition to orders from outside customers. The majority of these orders will be filled within one year. Order backlog within our raw materials segment is not significant because the majority of the raw materials that segment produces are used internally.

Sources and Availability of Raw Materials

The primary raw materials for our steel mills segment are ferrous scrap and scrap substitutes such as pig iron, DRI and HBI. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce a ton of steel. As of December 31, 2012, DJJ operated nearly 70 scrap recycling facilities, and our annual scrap processing capability exceeded five million tons. DJJ acquires ferrous scrap from numerous sources including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. We purchase pig iron as needed from a variety of sources and operate a DRI plant in Trinidad with a capacity of 2,000,000 metric tons annually. The primary raw material for our DRI facility in Trinidad is iron ore, which we purchase from various international suppliers. We are constructing a second DRI facility in Louisiana with an annual capacity of 2,500,000 metric tons. This Louisiana DRI facility is the first phase of a multi-phase plan that is expected to include additional operations in Louisiana.

In 2010, Nucor entered into an agreement with Encana that involves drilling and completing onshore natural gas wells in U.S.-based proven reserves over an approximate seven-year period that began in June 2010. Nucor entered into a second and more extensive drilling agreement with Encana in late 2012 that is projected to span more than 20 years. Natural gas produced by these working interest drilling programs is being sold to offset our exposure to the volatility of the price of gas consumed by our Louisiana DRI facility. In addition to our natural gas needs at the new DRI facility, Nucor is also a substantial consumer of natural gas at our steel mill operations. The drilling of natural gas wells under the two agreements is expected to provide enough natural gas to equal Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants.

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

Energy Consumption and Costs

Our steel mills are large consumers of electricity and natural gas. Our DRI facility in Trinidad is, and our Louisiana DRI facility will be, large consumers of natural gas. Consequently, we use a variety of strategies to manage our exposure to price risk of natural gas, including cash flow hedges and our natural gas working interest drilling programs.

Historically, manufacturers in the United States have benefitted from relatively stable and competitive energy costs that have allowed them to compete on an equal footing in the increasingly global marketplace. The availability and prices of electricity and natural gas are influenced today, however, by many factors including changes in supply and demand, advances in drilling technology and, increasingly, changes in public policy relating to energy production and use. Because energy is such a significant cost of products sold for Nucor, we strive continually to make our operations in all three of our business segments more energy efficient. We also closely monitor developments in public policy relating to energy production and consumption. When appropriate, we work to shape those developments in ways that we believe will allow us to continue to be a competitive producer of steel and steel products in an increasingly competitive global market place.

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

Recently we have experienced increased competition in the U.S. sheet steel market stemming from significant domestic capacity increases. Despite the closure of some sheet mill assets in 2012, oversupply is still a significant issue. Also contributing to the excess capacity is the high level of imports that came into our country in 2012. These artificially-priced imports make it very difficult for us to maintain sales prices and profit levels. Our average sales price per ton for sheet products dropped by 12% from the first quarter of 2012 to the fourth quarter of 2012 in response to the increased competition.

Competition from foreign steel and steel product producers presents unique challenges for us. Imported steel and steel products often benefit from government subsidies, either directly or indirectly through government-owned enterprises or government-owned or controlled financial institutions. Foreign imports accounted for approximately 24% of the U.S. steel market in 2012. In particular, competition from steel imported from China, which accounts for more than 45% of the steel produced annually in the world, is a major challenge. Chinese producers, many of whom are government-owned in whole or in part, continue to benefit from their government’s manipulation of foreign currency exchange rates and from the receipt of government subsidies, which allow them to sell their products below cost. These distorting trade practices are widely recognized as being unfair and have been challenged successfully as violating world trade rules. Examples of successful challenges include the imposition of antidumping duty orders on imports of line pipe, oil country tubular goods, rebar, cut-to-length plate and hot-rolled sheet from China.

China’s aggresive trade practices seriously undermine the ability of the Company and other domestic producers to compete on price when left unchallenged. That country’s artificially lowered production costs have significantly contributed to the exodus of manufacturing jobs from the United States. When such a flight occurs, the U.S. economy is weakened and Nucor’s customer base is diminished, thereby providing us with fewer opportunities to supply steel to those shuttered businesses. Rigorous trade law enforcement is critical to our ability to maintain our competitive position against foreign producers that engage in unlawful trade practices. Nucor has been active in calling on policymakers to enforce global trade agreements and address the jobs crisis in the United States.

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

Environmental Laws and Regulations

Our business operations are subject to numerous federal, state and local laws and regulations intended to protect the environment. The principal federal environmental laws include the Clean Air Act (“CAA”) that regulates air emissions; the Clean Water Act (“CWA”) that regulates water discharges; the Resource Conservation and Recovery Act (“RCRA”) that addresses solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that governs releases of, and remediation of sites contaminated by, hazardous substances. Our operations are also subject to state laws and regulations that are patterned on these and other federal laws.

We believe that we are in substantial compliance with the provisions of all federal and state environmental laws and regulations applicable to our business operations. However, both federal and state laws and regulations are becoming increasingly stringent, making compliance with them increasingly expensive and burdensome. In many instances the total costs of compliance are not readily quantifiable because compliance is so engrained in our operating philosophy that these costs are simply considered part of our standard operating procedures.

The United States Environmental Protection Agency (“USEPA”) has proposed or promulgated many new national ambient air quality standards and toxic air emissions rules for which it has recently or not yet issued guidance or compliance deadlines. While we begin immediately to plan for compliance with such standards and rules, we cannot fully assess their impact on our operations until the guidance has been fully developed or issued and compliance deadlines have been established. In other cases where environmental regulations are proposed or promulgated that may regulate previously unregulated aspects of our operations, it is impossible for us to fully determine the impact of these regulations until protracted legal challenges have been concluded and USEPA or other regulatory agencies have developed and issued technical guidance. Despite this atmosphere of regulatory uncertainty, at this time we do not believe that compliance with these new environmental regulations will have a material adverse effect on our results of operations, cash flows or financial condition.

The CAA imposes stringent limits on air emissions with a federally mandated operating permit program administered by the states with civil and criminal enforcement sanctions. Each of our steel mills is required to operate in compliance with its permit or potentially incur sanctions for failing to do so. Our Louisiana DRI facility under construction was permitted under the CAA in January 2011. This permit included an evaluation and determination of Best Available Control Technology (“BACT”) for USEPA’s new “Greenhouse Gasses” (“GHGs”) rule. Because of the size of our steelmaking operations, they are also subject to these new GHG regulations and will be required to do GHG BACT evaluations if their permits are modified in the future. There is still uncertainty and very little guidance from USEPA as to what is or may be considered GHG BACT for steelmaking operations. Our operations are currently properly permitted, and we will not need to make these determinations unless and until these permits are modified. Based on current guidance, we do not expect these requirements to have a material adverse effect on our results of operations, cash flows or financial condition.

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

RCRA establishes standards for the management of solid and hazardous wastes. RCRA also addresses the environmental impact of contamination from waste disposal activities and from recycling of and storage of most wastes. While Nucor believes it is in substantial compliance with these regulations, past waste disposal activities that were legal when conducted but now may pose a contamination threat are periodically discovered. These and off-site properties that USEPA has determined are contaminated, for which Nucor may be potentially responsible at some level, are quickly evaluated and corrected. While Nucor has conducted and is in the final stages of completing some cleanups under RCRA, these liabilities either are identified already and being resolved or have been fully resolved.

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

The primary raw material of Nucor’s steelmaking operations is scrap metal. The process of recycling scrap metal brings with it many contaminants such as paint, zinc, chrome and other metals that produce air emissions which are captured in specialized emission control equipment. This filtrant (EAF dust) is classified as a listed hazardous waste under the RCRA. Because these contaminants contain valuable metals, this filtrant is recycled to recover those metals. Nucor sends all but a small fraction of the EAF dust it produces to recycling facilities that recover the zinc, lead, chrome and other valuable metals from this dust. By recycling this material, Nucor is not only acting in a sustainable, responsible manner but is also substantially limiting its potential for future liability under both CERCLA and RCRA.

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

Capital expenditures at our facilities that are associated with environmental regulation compliance for 2013 and 2014 are estimated to be less than $100 million per year.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and be innovative. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. We have fewer than 100 employees in our executive office. The majority of Nucor’s 22,200 employees are not represented by labor unions.

Available Information

Nucor’s annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.nucor.com, as soon as reasonably practicable after Nucor files these reports electronically with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

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

Although domestic credit markets have largely stabilized from the height of the financial crisis in the fourth quarter of 2008 and the first half of 2009, the effects of the financial crisis continue to present additional risks to us, our customers and suppliers. In particular, there is no guarantee that the credit markets or liquidity will not once again be restricted. Additionally, stricter lending standards have made it more difficult and costly for some firms to access the credit markets. Although we believe we have adequate access to several sources of contractually committed borrowings and other available credit facilities, these risks could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our credit facility. In addition, restricted access to the credit markets is also continuing to make it difficult or, in some cases, impossible for our customers to borrow money to fund their operations. Lack of, or limited access to, capital would adversely affect our customers’ ability to purchase our products or, in some cases, to pay for our products on a timely basis.

Long-term unemployment for those unemployed for more than six months remains at historically high levels and the housing market and nonresidential construction market remain depressed. High unemployment and a weak housing market have an impact on downstream demand for many of our products. Additionally, nonresidential construction, including publicly financed state and municipal projects, has slowed significantly due to overcapacity of commercial properties and the reluctance of state and local governments to borrow to spend on capital projects when their operating expenses are in many cases growing faster than their revenues from taxes and other sources.

Our industry is cyclical and both recessions and prolonged periods of slow economic growth could have a material adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, appliance and automotive industries. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. The global economic recession of 2008-2009 and subsequent anemic economic recovery period, coupled with the lingering effects of the global financial and credit market disruptions, have had a historic negative impact on the steel industry and Nucor. These events contributed to an unprecedented decline in pricing for steel and steel products, weak end-markets and continued depressed demand, resulting in extraordinary volatility in our financial results since the last up-cycle. In 2009, we reported a net loss of $293.6 million, the first in the Company’s history. Although we have since returned to profitability, the economic outlook remains uncertain both in the United States and globally. While we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of the depressed economic conditions that are contributing to reduced demand for our products. Future economic downturns or a prolonged slow-growth or stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in the global steel industry could increase the level of steel imports, which may negatively affect our business, results of operations and cash flows.

Global steelmaking capacity exceeds global consumption of steel products. During periods of global economic weakness this overcapacity is amplified because of weaker global demand. This excess capacity often results in manufacturers in certain countries exporting significant amounts of steel and steel products at prices that are at or below their costs of production. In some countries the steel industry is subsidized or owned in whole or in part by the government, giving imported steel from those countries certain cost advantages. These imports, which are also affected by demand in the domestic market, international currency conversion rates and domestic and international government actions, can result in downward pressure on steel prices, which could materially adversely affect our business, results of operations, financial condition and cash flows. Over capacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries.

In particular, steel production in China, the world’s largest producer and consumer of steel, continues to exceed Chinese demand. This rising overcapacity in China has the potential to result in a further increase in imports of artificially low-priced steel and steel products to the United States that could put our steel products at a competitive disadvantage. A continuation of this unbalanced growth trend or a significant decrease in China’s rate of economic expansion could result in increasing steel exports from China.

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

We rely to an extent on outside vendors to supply us with raw materials, including both scrap and scrap substitutes, that are critical to the manufacture of our products. Although we have vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also acquiring DJJ, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States. Although we believe that the supply of scrap and scrap substitutes is adequate to operate our facilities, prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap demands of our global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation. Many countries that export steel into our markets restrict the export of scrap, protecting the supply chain of some foreign competitors. This trade practice creates artificial competitive advantage for foreign producers that could limit our ability to compete in the U.S. market.

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

Our steel mills are large consumers of electricity and natural gas. In addition, our DRI facilities are also large consumers of natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by weather, political and economic factors beyond our control, and we may be unable to raise the price of our products to cover increased energy costs. Disruptions in the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs resulting from regulations that are not equally applicable across the entire global steel market could materially adversely affect our business, results of operations, financial condition and cash flows.

A substantial or extended decline in natural gas prices could have a material adverse effect on our natural gas working interest drilling programs.

The financial performance and condition of our natural gas drilling programs are substantially dependent on the prevailing prices of natural gas and liquids. Fluctuations in natural gas or liquids prices could have an adverse effect on the Company’s natural gas operations and financial condition and the value and recovery of its reserves in the working interest drilling programs. Prices for natural gas and liquids fluctuate in response to changes in the supply and demand for natural gas and oil, market uncertainty and a variety of additional factors beyond the Company’s control. A substantial or extended decline in the price of natural gas could result in a delay or cancellation of existing or future drilling programs or curtailment in production at some properties, all of which could have an adverse effect on the Company’s revenues, profitability and cash flows.

Our steelmaking and DRI processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other GHGs, and regulation of GHGs, through new regulations or legislation in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

Carbon is an essential raw material in Nucor’s production processes. As a carbon steel producer, Nucor will be increasingly affected both directly and indirectly as GHG regulations are further implemented. Because these operations are subject to most of these new GHG regulations, we have already begun to feel the impact in the permit modification and reporting processes. Both GHG regulations and recently promulgated National Ambient Air Quality Standards (“NAAQS”), which are more restrictive than previous standards, make it significantly more difficult to obtain new permits and to modify existing permits. If one of our permits is revoked or if we experience significant delays in obtaining a permit modification, we could experience operational delays at one or more of our facilities, causing a negative impact on our results of operations and cash flows.

These same regulations have indirectly increased the costs to manufacture our products as they have increased the cost of energy, primarily electricity, which we use extensively in the steelmaking process. The discovery of new natural gas reserves utilizing the practice of horizontal drilling and hydraulic fracturing is dampening some of this indirect impact, as some utilities switch fuels to natural gas from coal thereby reducing their emissions significantly. To the extent that these regulations cause an increase in the cost of energy, they will have an impact on Nucor’s ability to compete.

The USEPA continues to press forward with new regulations that control GHG and other NAAQS pollutants. Most of these and other related regulations are already, or we expect will shortly be, challenged in court. Until all proposed GHG emission regulations are adopted in final form and all legal challenges are resolved, we cannot reliably estimate their full impact on our financial condition, operating performance or ability to compete. Because some foreign steel producers are not subject to these same indirect cost increases, our products could be at a further competitive disadvantage. In addition to increased costs of production, we could also incur costs to defend and resolve legal claims and other litigation related to new air and water quality regulations and the alleged impact of our operations on climate change.

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

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Congress has considered legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process, and other legislation regulating hydraulic fracturing has been considered, and in some cases adopted, at various levels of government. Hydraulic fracturing is an important and commonly used process in the completion of unconventional natural gas wells in shale and tight sand formations, including all of those in our drilling program. This process involves the injection of water, chemicals and, at times, sand under pressure into rock formations to stimulate the production of natural gas, oil and natural gas liquids. Sponsors of these bills have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies and/or that hydraulic fracturing could pose a variety of other risks. Any onerous governmental regulations could lead to operational delays, increased operating costs that could make it more difficult to perform hydraulic fracturing and possibly even the cessation of drilling.

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

Our operations are capital intensive. For the five-year period ended December 31, 2012, our total capital expenditures, excluding acquisitions, were approximately $3.23 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds or from borrowings under our $1.5 billion unsecured revolving credit facility, we cannot assure you that this will be the case. Additional acquisitions could require financing from external sources.

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

We periodically test our equity method investments, goodwill and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by the continuing uncertain market conditions for the steel industry, as well as changes in interest rates and general economic conditions. If we determine that the fair value of any of these long-lived assets is less than the value recorded on our balance sheet, and in the case of equity method investments the decline is other than temporary, we would likely incur a non-cash impairment loss that would negatively impact our results of operations.

Tax increases and changes in tax rules could adversely affect our financial results.

The steel industry and our business are sensitive to changes in taxes. As a company based in the U.S., Nucor is more exposed to the effects of changes in U.S. tax laws than some of our major competitors. Our provision for income taxes and cash tax liability in the future could be adversely affected by changes in U.S. tax laws. Potential changes that would adversely affect us include, but are not limited to, current proposals for corporate tax reform which would lower tax rates and eliminate most tax expenditures (repealing LIFO (last-in, first-out treatment of inventory), accelerated depreciation, and the domestic production activity deduction) and decreasing the ability of U.S. companies to receive a tax credit for foreign taxes paid or to defer the U.S. deduction of expenses in connection with investments made in other countries.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own all of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,560,000	Steel shapes, flat-rolled steel
Berkeley County, South Carolina	2,170,000	Flat-rolled steel, steel shapes
Decatur, Alabama	2,000,000	Flat-rolled steel
Crawfordsville, Indiana	1,880,000	Flat-rolled steel
Hickman, Arkansas	1,450,000	Flat-rolled steel
Norfolk, Nebraska	1,440,000	Steel shapes
Plymouth, Utah	1,190,000	Steel shapes
Hertford County, North Carolina	1,110,000	Steel plate
Jewett, Texas	1,080,000	Steel shapes
Darlington, South Carolina	940,000	Steel shapes
Seattle, Washington	640,000	Steel shapes
Memphis, Tennessee	570,000	Steel shapes
Auburn, New York	450,000	Steel shapes
Marion, Ohio	440,000	Steel shapes
Kankakee, Illinois	430,000	Steel shapes
Jackson, Mississippi	410,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Tuscaloosa, Alabama	370,000	Steel plate
Birmingham, Alabama	280,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,080,000	Joists, deck, cold finished bar
Brigham City, Utah	730,000	Joists, cold finished bar
Grapeland, Texas	680,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	540,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck

Our steel mills segment also includes Skyline, our steel foundation distributor with U.S. manufacturing facilities in seven states and one facility in Canada. Additionally, we have a distribution center in Pompano Beach, Florida.

In the steel products segment, we have 77 additional operating facilities in 37 states and 28 operating facilities in Canada. Our affiliate, Harris Steel, also operates multiple sales offices in Canada and certain other foreign locations.

In the raw materials segment, DJJ has 76 operating facilities in 16 states along with multiple brokerage offices in the U.S. and certain other foreign locations. Nucor’s raw materials segment also includes our DRI facilities. Nucor has a DRI facility in operation in Point Lisas, Trinidad, and a DRI facility under construction in St. James Parish, Louisiana. A significant portion of the DRI production process occurs outdoors. The Trinidad site including leased land is approximately 1.84 million square feet. The Louisiana site, which is expected to begin operations in mid-2013, has approximately 169.8 million square feet of owned land with buildings under construction that will total approximately 72,000 square feet when completed.

During 2012, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 74%, 60% and 63% of production capacity, respectively.

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

Not applicable.

Executive Officers of the Registrant

James R. Darsey (57)—Mr. Darsey has been an Executive Vice President of Nucor since September 2010. He was promoted to Vice President in 1996 and to President of the Vulcraft/Verco Group in 2007. He was General Manager of Nucor Steel, Jewett, Texas from 1999 to 2007; General Manager of Vulcraft, Grapeland, Texas from 1995 to 1999; Engineering Manager of Vulcraft, Grapeland, Texas from 1987 to 1995; and Engineering Manager of Vulcraft, Brigham City, Utah from 1986 to 1987. He began his Nucor career in 1979 as a Design Engineer at Vulcraft, Grapeland, Texas.

Daniel R. DiMicco (62)—Mr. DiMicco has served as Executive Chairman of Nucor since January 2013 and has been a director of Nucor since September 2000. Previously, Mr. DiMicco served as Chairman of Nucor from May 2006 to December 2012, Chief Executive Officer from September 2000 to December 2012 and President from September 2000 to December 2010. Mr. DiMicco also served as Vice Chairman of Nucor from June 2001 to May 2006, Executive Vice President from 1999 to 2000 and Vice President from 1992 to 1999, serving as General Manager of Nucor-Yamato Steel Company. Mr. DiMicco began his career with Nucor in 1982 at Nucor Steel, Plymouth, Utah.

John J. Ferriola (60)—Mr. Ferriola has served as Chief Executive Officer and President of Nucor since January 2013 and has been a director of Nucor since January 2011. Previously, Mr. Ferriola served as President and Chief Operating Officer from January 2011 to December 2012 and, prior to that, as Chief Operating Officer of Steelmaking Operations from 2007 to 2010, Executive Vice President from 2002 to 2007 and Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

James D. Frias (56)—Mr. Frias has been Chief Financial Officer, Treasurer and Executive Vice President since January 2010. He was a Vice President of Nucor from 2006 to 2009. Mr. Frias previously served as Corporate Controller from 2001 to 2009; Controller of Nucor Steel, Crawfordsville, Indiana from 1994 to 2001; and Controller of Nucor Building Systems, Waterloo, Indiana from 1991 to 1994.

Keith B. Grass (56)—Mr. Grass became an Executive Vice President of Nucor in February 2008 when Nucor acquired DJJ. He has served as Chief Executive Officer of DJJ since 2000 and served as President of DJJ from 2000 until December 2012. Prior to 2000, Mr. Grass held the following positions with DJJ: President and Chief Operating Officer of the Metal Recycling Division during 1999; President of the International Division from 1996 to 1998; Vice President of Trading from 1992 to 1996; District Manager of the Chicago trading office from 1988 to 1992; District Manager of the Detroit office from 1986 to 1988; and District Manager of the Omaha office from 1985 to 1986. Mr. Grass began his career as a brokerage representative in DJJ’s Chicago office in 1978.

Ladd R. Hall (56)—Mr. Hall has been an Executive Vice President of Nucor since September 2007. He was Vice President and General Manager of Nucor Steel, Berkeley County, South Carolina from 2000 to 2007; Vice President and General Manager of Nucor Steel, Darlington, South Carolina from 1998 to 2000; Vice President of Vulcraft, Brigham City, Utah from 1994 to 1998 and General Manager there from 1993 to 1994; General Manager of Vulcraft, Grapeland, Texas in 1993; Sales Manager of Vulcraft, Brigham City, Utah from 1988 to 1993; and Inside Sales at Nucor Steel Plymouth, Utah from 1981 to 1988.

Hamilton Lott, Jr. (63)—Mr. Lott has been an Executive Vice President of Nucor since September 1999 and was a Vice President from 1988 to 1999. He was General Manager of Vulcraft, Florence, South Carolina from 1993 to 1999; General Manager of Vulcraft, Grapeland, Texas from 1987 to 1993; Sales Manager of Vulcraft, St. Joe, Indiana from January 1987 to May 1987 and Engineering Manager there from 1982 to 1986. Mr. Lott began his career with Nucor as Design Engineer at Vulcraft, Florence, South Carolina in 1975.

R. Joseph Stratman (56)—Mr. Stratman has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor-Yamato Steel Company from 1999 to 2007. He was Vice President of Nucor Steel, Norfolk, Nebraska in 1999 and General Manager there from 1998 to 1999; Controller of Nucor-Yamato Steel Company from 1991 to 1998; and Controller of Nucor Building Systems, Waterloo, Indiana from 1989 to 1991.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.46 per share in 2012 compared with $1.45 per share in 2011. In December 2012, the board of directors increased the base quarterly cash dividend on Nucor’s common stock to $0.3675 per share from $0.365 per share. In February 2013, the board of directors declared Nucor’s 160th consecutive quarterly cash dividend of $0.3675 per share payable on May 10, 2013 to stockholders of record on March 28, 2013.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2012 Annual Report, page 72.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2012 Annual Report, page 41.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2012 Annual Report, page 2 (Forward-looking Statements) and pages 20 through 37.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2012, 28% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly or annually. The remaining 72% of Nucor’s debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2012, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

Commodity Price Risk—In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. We employ a raw material surcharge as a component of pricing steel to facilitate the passing through of increased costs of scrap steel and other raw materials. In periods of stable demand for our products, our surcharge mechanism has worked effectively to reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for and cost of raw materials is lower, however, the surcharge impacts our sales prices to a lesser extent.

Our natural gas working interest drilling programs are affected by volatility of natural gas prices in an inverse manner to natural gas costs at our steel production and DRI facilities. This relationship is part of the value proposition and why these drilling programs serve as a natural hedge to price volatility of the natural gas we use in our steel production and DRI facilities.

Nucor also uses derivative financial instruments from time to time to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At December 31, 2012, there are no amounts in accumulated other comprehensive income (loss) related to derivative instruments as all of our previously held positions have settled. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2012, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Aluminum	$1,910	$4,774
Copper	1,109	2,772

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk—Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe, Trinidad and Colombia. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2012 and 2011 were insignificant.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2012 Annual Report, pages 42 through 68.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting—Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2012 are incorporated by reference to Nucor’s 2012 Annual Report, pages 42 and 43.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item about Nucor’s executive officers is contained in Part I of this Form 10-K. The other information required by this Item is contained in the sections of Nucor’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) captioned Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Board of Directors, which sections are incorporated by reference.

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

Information about the fees in 2012 and 2011 for professional services rendered by our independent registered public accounting firm is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm. The description of our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference from the same section of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

The following consolidated financial statements and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2012 Annual Report, pages 42 through 68:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2012 and 2011

•	Consolidated Statements of Earnings—Years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income—Years ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows—Years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	25
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2012, 2011 and 2010	26

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Form 8-K filed September 14, 2010)

3(i)	Bylaws as amended and restated September 11, 2012 (incorporated by reference to Form 8-K filed September 13, 2012)

4	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(i)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)	Third Supplemental Indenture, dated as of December 3, 2007, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form 8-K filed December 4, 2007)

4(iii)	Fourth Supplemental Indenture, dated as of June 2, 2008, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form 8-K filed June 3, 2008)

4(iv)	Fifth Supplemental Indenture, dated as of September 21, 2010, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form 8-K filed September 21, 2010)

4(v)	Form of 5.75% Notes due December 2017 (included in Exhibit 4(ii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(vi)	Form of 6.40% Notes due December 2037 (included in Exhibit 4(ii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(vii)	Form of 5.00% Notes due June 2013 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(viii)	Form of 5.85% Notes due June 2018 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(ix)	Form of 4.125% Notes due September 2022 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed September 21, 2010)

10	2005 Stock Option and Award Plan (incorporated by reference to Form 8-K filed May 17, 2005) (#)

10(i)	2005 Stock Option and Award Plan, Amendment No. 1 (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (#)

10(ii)	2010 Stock Option and Award Plan (incorporated by reference to Form 10-Q for quarter ended July 3, 2010) (#)

10(iii)	Form of Restricted Stock Unit Award Agreement—time-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (#)

10(iv)	Form of Restricted Stock Unit Award Agreement—retirement-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (#)

10(v)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Form 10-Q for quarter ended April 1, 2006) (#)

10(vi)	Form of Award Agreement for Annual Stock Option Grants (incorporated by reference to Form 10-Q for quarter ended June 30, 2012) (#)

10(vii)	Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (#)

10(viii)	Amendment to Employment Agreement of Daniel R. DiMicco (incorporated by reference to Form 10-K for year ended December 31, 2007) (#)

10(ix)	Employment Agreement of James D. Frias (incorporated by reference to Form 10-K for year ended December 31, 2009) (#)

10(x)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (#)

10(xi)	Amendment to Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-K for year ended December 31, 2007) (#)

10(xii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (#)

10(xiii)	Amendment to Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2007) (#)

10(xiv)	Employment Agreement of Ladd R. Hall (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (#)

10(xv)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (#)

10(xvi)	Employment Agreement of Keith B. Grass (incorporated by reference to Form 10-K for the year ended December 31, 2011) (#)

10(xvii)	Employment Agreement of James R. Darsey (incorporated by reference to Form 10-K for year ended December 31, 2010) (#)

10(xviii)	Severance Plan for Senior Officers and General Managers as Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (#)

10(xix)	Senior Officers Annual Incentive Plan As Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (#)

10(xx)	Senior Officers Long-Term Incentive Plan As Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (#)

10(xxi)	Senior Officers Long-Term Incentive Plan Amendment No. 1 Adopted May 13, 2010 (incorporated by reference to Form 10-Q for quarter ended July 3, 2010) (#)

10(xxii)	Underwriting Agreement dated September 16, 2010 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed September 21, 2010)

10(xxiii)*	BJU Carry and Earning Agreement dated October 31, 2012, among Nucor Corporation, Nucor Energy Holdings, Inc. and Encana Oil & Gas (USA) Inc. †

12*	Computation of Ratio of Earnings to Fixed Charges

13*	2012 Annual Report (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24	Power of attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Nucor Corporation Annual Report on Form 10-K for the fiscal year ended December 31,2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K.
†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/S/ JOHN J. FERRIOLA
John J. Ferriola
Chief Executive Officer and President

Dated: February 28, 2013

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James D. Frias and A. Rae Eagle, or either of them, his or her attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JOHN J. FERRIOLA	/S/ PETER C. BROWNING
John J. Ferriola Chief Executive Officer, President and Director (Principal Executive Officer)	Peter C. Browning Lead Director

/S/ JAMES D. FRIAS	/S/ CLAYTON C. DALEY, JR.
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	Clayton C. Daley, Jr. Director

/S/ MICHAEL D. KELLER	/S/ DANIEL R. DIMICCO
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Daniel R. DiMicco Executive Chairman

/S/ HARVEY B. GANTT
Harvey B. Gantt Director

/S/ VICTORIA F. HAYNES
Victoria F. Haynes Director

/S/ JAMES D. HLAVACEK
James D. Hlavacek Director

/S/ BERNARD L. KASRIEL
Bernard L. Kasriel Director

/S/ CHRISTOPHER J. KEARNEY
Christopher J. Kearney Director

/S/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich Director

/S/ JOHN H. WALKER
John H. Walker Director

Dated: February 28, 2013

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	25
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2012, 2011 and 2010	26

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2013 appearing in the 2012 Annual Report to Stockholders of Nucor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 28, 2013

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at beginning of Year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2012 LIFO Reserve	$763,176	$—	$(155,936)	$607,240
Year ended December 31, 2011 LIFO Reserve	$620,414	$142,762	$—	$763,176
Year ended December 31, 2010 LIFO Reserve	$456,448	$163,966	$—	$620,414

NUCOR CORPORATION

List of Exhibits to Form 10-K—December 31, 2012

Exhibit No.	Description of Exhibit

10(xxiii)	BJU Carry and Earning Agreement dated October 31, 2012, among Nucor Corporation, Nucor Energy Holdings, Inc. and Encana Oil & Gas (USA) Inc. †

12	Computation of Ratio of Earnings to Fixed Charges

13	2012 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Nucor Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.

†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.