Form 10-Q
period 2013-03-30
NUCOR CORP
filed 2013-05-08
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

317,783,440 shares of common stock were outstanding at March 30, 2013.

Nucor Corporation

Form 10-Q

March  30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	March 30, 2013	March 31, 2012

Net sales	$4,550,772	$5,072,594

Costs, expenses and other:
Cost of products sold	4,247,556	4,692,067
Marketing, administrative and other expenses	116,225	107,119
Equity in losses of unconsolidated affiliates	1,172	6,674
Interest expense, net	32,491	41,672

	4,397,444	4,847,532

Earnings before income taxes and noncontrolling interests	153,328	225,062
Provision for income taxes	42,600	61,650

Net earnings	110,728	163,412
Earnings attributable to noncontrolling interests	25,939	18,308

Net earnings attributable to Nucor stockholders	$84,789	$145,104

Net earnings per share:
Basic	$0.26	$0.46
Diluted	$0.26	$0.46

Average shares outstanding:
Basic	318,686	317,689
Diluted	318,842	317,779

Dividends declared per share	$0.3675	$0.3650

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 30, 2013	March 31, 2012

Net earnings	$110,728	$163,412

Other comprehensive income:
Net unrealized loss on hedging derivatives, net of income taxes of $0 and ($1,100) for the first quarter of 2013 and 2012, respectively	—	(2,264)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $0 and $6,400 for the first quarter of 2013 and 2012, respectively	—	10,854
Foreign currency translation gain (loss), net of income taxes of $0 and $0 for the first quarter of 2013 and 2012, respectively	(50,513)	54,052

	(50,513)	62,642

Comprehensive income	60,215	226,054
Comprehensive income attributable to noncontrolling interests	(25,939)	(18,280)

Comprehensive income attributable to Nucor stockholders	$34,276	$207,774

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 30, 2013	Dec. 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$902,700	$1,052,862
Short-term investments	29,503	104,167
Accounts receivable, net	1,791,321	1,707,317
Inventories, net	2,381,648	2,323,641
Other current assets	441,569	473,377

Total current assets	5,546,741	5,661,364

Property, plant and equipment, net	4,450,945	4,283,056

Restricted cash and investments	146,573	275,163

Goodwill	1,990,903	2,004,538

Other intangible assets, net	934,395	959,240

Other assets	969,453	968,698

Total assets	$14,039,010	$14,152,059

LIABILITIES

Current liabilities:
Short-term debt	$42,384	$29,912
Long-term debt due within one year	250,000	250,000
Accounts payable	1,021,076	1,046,713
Salaries, wages and related accruals	202,041	279,898
Accrued expenses and other current liabilities	471,486	423,045

Total current liabilities	1,986,987	2,029,568

Long-term debt due after one year	3,380,200	3,380,200

Deferred credits and other liabilities	869,580	856,917

Total liabilities	6,236,767	6,266,685

EQUITY

Nucor stockholders’ equity:
Common stock	150,807	150,805
Additional paid-in capital	1,817,429	1,811,459
Retained earnings	7,091,645	7,124,523
Accumulated other comprehensive income, net of income taxes	6,248	56,761
Treasury stock	(1,499,033)	(1,501,977)

Total Nucor stockholders’ equity	7,567,096	7,641,571

Noncontrolling interests	235,147	243,803

Total equity	7,802,243	7,885,374

Total liabilities and equity	$14,039,010	$14,152,059

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 30, 2013	March 31, 2012

Operating activities:
Net earnings	$110,728	$163,412
Adjustments:
Depreciation	130,425	131,338
Amortization	19,048	16,584
Stock-based compensation	6,035	6,835
Deferred income taxes	11,183	(21,897)
Distribution from affiliates	6,708	—
Equity in losses of unconsolidated affiliates	1,172	6,674
Changes in assets and liabilities (exclusive of acquisitions):
Accounts receivable	(90,688)	(74,627)
Inventories	(63,222)	(263,153)
Accounts payable	(175)	222,847
Federal income taxes	11,654	73,281
Salaries, wages and related accruals	(74,206)	(119,116)
Other	60,149	59,641

Cash provided by operating activities	128,811	201,819

Investing activities:
Capital expenditures	(330,585)	(161,497)
Investment in and advances to affiliates	(20,678)	(38,441)
Repayment of advances to affiliates	7,500	—
Disposition of plant and equipment	2,958	7,953
Acquisitions (net of cash acquired)	—	(58,848)
Purchases of investments	—	(185,073)
Proceeds from the sale of investments	73,428	349,729
Proceeds from the sale of restricted investments	148,725	38,350
Changes in restricted cash	(20,135)	(38,707)

Cash used in investing activities	(138,787)	(86,534)

Financing activities:
Net change in short-term debt	12,512	6,158
Issuance of common stock	—	5,876
Excess tax benefits from stock-based compensation	500	5,200
Distributions to noncontrolling interests	(34,594)	(39,857)
Cash dividends	(117,618)	(116,325)
Other financing activities	109	357

Cash used in financing activities	(139,091)	(138,591)

Effect of exchange rate changes on cash	(1,095)	2,475

Decrease in cash and cash equivalents	(150,162)	(20,831)

Cash and cash equivalents - beginning of year	1,052,862	1,200,645

Cash and cash equivalents - end of three months	$902,700	$1,179,814

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(24,590)	$5,832

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s annual report for the fiscal year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to the current presentation.

Recently Adopted Accounting Pronouncements – In the first quarter of 2013, Nucor adopted new accounting guidance requiring additional disclosures on reclassifications from accumulated other comprehensive income into net income. The new accounting guidance requires entities to report either parenthetically on the face of the financial statements or in the notes to the financial statements these reclassifications for each financial statement line item. Nucor elected to report this information within the notes to the financial statements. This new guidance only impacts disclosures and has no impact on Nucor’s consolidated financial position, results of operations or cash flows.

2.	INVENTORIES: Inventories consisted of approximately 36% raw materials and supplies and 64% finished and semi-finished products at March 30, 2013 (37% and 63%, respectively at December 31, 2012). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 43% of total inventories as of March 30, 2013 (45% as of December 31, 2012). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $625.2 million higher at March 30, 2013 ($607.2 million higher at December 31, 2012). Use of the lower of cost or market methodology reduced inventories by $4.4 million at March 30, 2013 ($3.5 million at December 31, 2012).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $6.28 billion at March 30, 2013 ($6.16 billion at December 31, 2012).

4.	RESTRICTED CASH AND INVESTMENTS: As of March 30, 2013, restricted cash consisted of net proceeds from $600.0 million 30-year variable rate Gulf Opportunity Zone bonds issued in November 2010. The restricted cash is held in a trust account and is to be used to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. Funds are disbursed as qualified expenditures for the construction of the facility are made ($128.7 million in the first quarter of 2013 and none in the first quarter of 2012). There were no restricted investments held as of March 30, 2013 ($149.8 million at December 31, 2012). Since the restricted cash must be used for the construction of the facility, the entire balance has been classified as a non-current asset.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the three months ended March 30, 2013 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2012	$407,045	$805,416	$703,225	$88,852	$2,004,538
Acquisitions	—	—	—	—	—
Reclassifications	88,852	—	—	(88,852)	—
Translation	—	(13,635)	—	—	(13,635)

Balance at March 30, 2013	$495,897	$791,781	$703,225	$—	$1,990,903

Previously Nucor’s steel trading businesses and rebar distribution businesses were reported in the “All other” category. Beginning in the first quarter of 2013, these businesses were reclassified to the steel mills segment as part of a realignment of Nucor’s reportable segments to better reflect the way in which they are managed.

Nucor completed its annual goodwill impairment testing during the fourth quarter of 2012 and concluded that there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of three to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	March 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,152,001	$342,517	$1,156,979	$325,819
Trademarks and trade names	152,049	34,710	152,869	32,653
Other	21,869	14,297	28,610	20,746

	$1,325,919	$391,524	$1,338,458	$379,218

Intangible asset amortization expense for the first quarter of 2013 and 2012 was $19.0 million and $16.6 million, respectively. Annual amortization expense is estimated to be $72.9 million in 2013; $70.0 million in 2014; $68.2 million in 2015; $66.5 million in 2016; and $64.8 million in 2017.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $855.2 million at March 30, 2013 ($855.9 million at December 31, 2012) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at March 30, 2013 was $433.3 million ($454.1 million at December 31, 2012). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $46.2 million at March 30, 2013, resulting in a basis difference of $387.1 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($309.5 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.9 million and $2.8 million in the first quarter of 2013 and 2012, respectively.

As of March 30, 2013, Nucor had outstanding notes receivable of €35.0 million ($44.9 million) from Duferdofin Nucor (€35 million at December 31, 2012). The notes receivable bear interest at 1.69% and will reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of March 30, 2013.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement that matures on October 26, 2013. The maximum amount that Duferdofin Nucor can borrow under Facility A is €112.5 million, and as of March 30, 2013, Duferdofin Nucor had €101.0 million ($129.5 million) outstanding under that facility (€102.0 million, or $134.8 million, at December 31, 2012). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under the Structured Trade Finance Facilities Agreement. Nucor has not recorded any liability associated with the guarantee.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 23 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. The acquisition did not result in a significant amount of goodwill or intangible assets.

Nucor’s investment in NuMit at March 30, 2013 was $289.3 million ($288.4 million as of December 31, 2012). The value of the investment is comprised of the purchase price of approximately $221.3 million plus subsequent additional capital contributions and equity method earnings less distributions since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC that bears interest at 1.21% as of March 30, 2013 and resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. The principal amount is due on October 21, 2014. In addition, Nucor has extended a $130.0 million line of credit (of which $39.5 million was outstanding at March 30, 2013) to Steel Technologies. As of March 30, 2013, the amounts outstanding on the line of credit bear interest at 1.81% and mature on April 1, 2013. Subsequent to March 30, 2013, the line of credit agreement was amended to extend the maturity date to April 1, 2014 and decrease the line of credit to $100.0 million. The note receivable was classified in other assets and the amount outstanding on the line of credit was classified in other current assets in the condensed consolidated balance sheets.

HUNTER RIDGE

In November 2012, Nucor acquired a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling program. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge at March 30, 2013 was $114.5 million ($95.4 million at December 31, 2012). The acquisition did not result in a significant amount of goodwill or intangible assets.

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2012, Nucor assessed its equity investment in Duferdofin Nucor for impairment. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the first quarter of 2013, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our fourth quarter valuation could change and result in further impairment of our investment in Duferdofin Nucor.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $37.7 million at March 30, 2013 ($53.8 million at December 31, 2012). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $117.7 million at March 30, 2013 ($117.6 million at December 31, 2012).

8.	DERIVATIVES: Nucor uses derivative financial instruments from time-to-time primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor uses derivatives from time-to-time to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	March 30, 2013	Dec. 31, 2012
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$1,637	$—
Foreign exchange contracts	Other current assets	9	$—

Total asset derivatives		$1,646	$—

Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$—	$(303)
Foreign exchange contracts	Accrued expenses and other current liabilities	—	(15)

Total liability derivatives		$—	$(318)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss)Recognized in Earnings on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Commodity contracts	Cost of products sold	$—	$(2,264)	$—	$(10,854)	$—	$500

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended
		March 30, 2013	March 31, 2012

Commodity contracts	Cost of products sold	$2,509	$(1,350)

Foreign exchange contracts	Cost of products sold	116	57

Total		$2,625	$(1,293)

During the first quarter of 2012, Nucor settled all of its open natural gas forward purchase contracts that were previously in place. These settlements affected earnings over the periods specified in the original agreements throughout the remainder of 2012.

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of March 30, 2013 and December 31, 2012 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

Description	Carrying Amount in Condensed Consolidated Balance Sheets	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of March 30, 2013
Assets:
Cash equivalents	$546,607	$546,607	$—	$—
Short-term investments	29,503	29,503	—	—
Restricted cash	146,573	146,573	—	—
Foreign exchange and commodity contracts	1,646	—	1,646	—

Total assets	$724,329	$722,683	$1,646	$—

As of December 31, 2012
Assets:
Cash equivalents	$830,011	$830,011	$—	$—
Short-term investments	104,167	104,167	—	—
Commodity contracts	—	—	—	—
Restricted cash and investments	275,163	275,163	—	—

Total assets	$1,209,341	$1,209,341	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(318)	$—	$(318)	$—

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments are held in similar short-term investment instruments as described in Note 4 to Nucor’s annual report for the year ended December 31, 2012. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.16 billion at March 30, 2013 ($4.24 billion at December 31, 2012). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at March 30, 2013 and December 31, 2012, or similar debt with the same maturities, rating and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities, and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $24.7 million of accrued environmental costs at March 30, 2013 ($26.5 million at December 31, 2012), $8.7 million was classified in accrued expenses and other current liabilities ($9.5 million at December 31, 2012) and $16.0 million was classified in deferred credits and other liabilities ($17.0 million at December 31, 2012). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

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

Nucor is involved in various other judicial and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. Nucor maintains liability insurance for certain risks that arise that are also subject to certain self-insurance limits. Although the outcome of the proceedings against us cannot be predicted with certainty, we do not believe that any of these proceedings would be expected to have a material adverse effect on the consolidated financial statements.

11.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted in 2010, 2011 and 2012 are exercisable at the end of three years and have a term of 10 years. There were no options exercisable as of March 30, 2013. All stock options granted prior to 2010 were fully exercised at March 30, 2013. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first quarter of 2013 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,543	$39.03
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at March 30, 2013	1,543	$39.03	8.5 years	$10,979

Options exercisable at March 30, 2013	—

Compensation expense for stock options was $0.2 million in the first quarter of 2013 ($0.3 million in the first quarter of 2012). As of March 31, 2013, unrecognized compensation expense related to options was $0.2 million, which is expected to be recognized over 0.2 years.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s RSU activity for the first quarter of 2013 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,106	$40.80
Granted	—	—
Vested	(30)	$48.76
Canceled	(3)	$38.14

Unvested at March 30, 2013	1,073	$40.58

Shares reserved for future grants (stock options and RSUs)	11,847

Compensation expense for RSUs was $4.1 million in the first quarter of 2013 ($4.8 million in the first quarter of 2012). As of March 30, 2013, unrecognized compensation expense related to unvested RSUs was $23.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first quarter of 2013 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	72	$43.72
Granted	122	$47.36
Vested	(113)	$46.42
Canceled	—	—

Unvested at March 30, 2013	81	$45.44

Shares reserved for future grants	1,238

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.8 million in the first quarter of 2013 ($1.7 million in the first quarter of 2012). At March 30, 2013, unrecognized compensation expense related to unvested restricted stock awards was $1.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits was $13.6 million and $22.6 million in the first quarter of 2013 and 2012, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 weeks) Ended
	March 30, 2013	March 31, 2012
Interest expense	$33,680	$44,982
Interest income	(1,189)	(3,310)

Interest expense, net	$32,491	$41,672

14.	INCOME TAXES: The effective tax rate for the first quarter of 2013 was 27.8% compared to 27.4% for the first quarter of 2012. The effective tax rate for the first quarter of 2013 was favorably impacted by the recognition of research and development credits for the year 2012 retroactively extended by the American Taxpayer Relief Act of 2012. The effective tax rate for the first quarter of 2012 was favorably impacted by a $12.6 million non-cash out-of-period adjustment related to the recognition of a deferred tax asset related to state tax credit carryforwards and to the adjustment of tax expense to previously filed returns. Nucor has concluded U.S. federal income tax matters for years through 2008. The years 2004, 2007, and 2008 are open to the extent net operating losses were carried back. The 2009 to 2012 tax years are open to examination by the Internal Revenue Service. In 2011 the Canada Revenue Agency completed an audit examination for the periods 2006 to 2008 for Harris Steel Group Inc. and subsidiaries with immaterial adjustments to the income tax returns. The tax years 2009 through 2012 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2012	$7,641,571	$243,803	$7,885,374
Total comprehensive income	34,276	25,939	60,215
Stock options	168	—	168
Issuance of stock under award plans, net of forfeitures	8,547	—	8,547
Amortization of unearned compensation	201	—	201
Dividends declared	(117,667)	—	(117,667)
Distributions to noncontrolling interests	—	(34,595)	(34,595)

Stockholders’ equity at March 30, 2013	$7,567,096	235,147	$7,802,243

Stockholders’ equity at December 31, 2011	$7,474,885	$231,695	$7,706,580
Total comprehensive income	207,774	18,280	226,054
Stock options	6,189	—	6,189
Issuance of stock under award plans, net of forfeitures	13,506	—	13,506
Amortization of unearned compensation	300	—	300
Dividends declared	(116,441)	—	(116,441)
Distributions to noncontrolling interests	—	(39,857)	(39,857)
Other	(629)	—	(629)

Stockholders’ equity at March 31, 2012	$7,585,584	$210,118	$7,795,702

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME: The following tables reflect the changes in other accumulated comprehensive income by component (in thousands):

	Three Month Period Ended March 30, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

December 31, 2012	$—	$46,181	$10,580	$56,761

Other comprehensive income before reclassifications	—	(50,513)	—	(50,513)

Amounts reclassified from accumulated other comprehensive income into earnings	—	—	—	—

Net current-period other comprehensive income	—	(50,513)	—	(50,513)

March 30, 2013	$—	$(4,332)	$10,580	$6,248

	Three Month Period Ended March 31, 2012
	Gains and Losses on Hedging Derivatives	Foreign Currency Translation	Adjustment to Early Retiree Medical Plan	Total

December 31, 2011	$(40,250)	$(12,311)	$14,384	$(38,177)

Other comprehensive income before reclassifications	(2,264)	54,052	—	51,788

Amounts reclassified from accumulated other comprehensive income into earnings (1)	10,854	—	—	10,854

Net current-period other comprehensive income	8,590	54,052	—	62,642

Other	—	29	—	29

March 31, 2012	$(31,660)	$41,770	$14,384	$24,494

1 - Includes $10,854 net-of-tax impact of accumulated other comprehensive income reclassifications into Cost of Products Sold for net losses on commodity contracts. The tax impact of this reclassification was $6,400.

17.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, a scrap broker and processor; Nu-Iron Unlimited, a facility that produces DRI used by the steel mills; a DRI facility under construction in Louisiana; our natural gas working interests; and certain equity method investments. Previously Nucor’s steel trading businesses and rebar distribution businesses were reported in an “All other” category. Beginning in the first quarter of 2013, these businesses were reclassified to the steel mills segment as part of a realignment of Nucor’s reportable segments to better reflect the way in which they are managed. The segment data for the comparable period has also been reclassified into the steel mills segment in order to conform to the current year presentation. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash and investments, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets, federal income taxes receivable, the LIFO reserve and investments in and advances to affiliates. Certain amounts for prior years have been reclassified to conform to the 2013 presentation.

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2013	March 31, 2012
Net sales to external customers:
Steel mills	$3,268,154	$3,748,141
Steel products	789,347	842,245
Raw materials	493,271	482,208

	$4,550,772	$5,072,594

Intercompany sales:
Steel mills	$632,720	$620,248
Steel products	19,272	16,786
Raw materials	2,163,488	2,882,231
Corporate/eliminations	(2,815,480)	(3,519,265)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$272,258	$389,723
Steel products	(11,924)	(33,044)
Raw materials	1,536	14,572
Corporate/eliminations	(108,542)	(146,189)

	$153,328	$225,062

	March 30, 2013	Dec. 31, 2012
Segment assets:
Steel mills	$7,968,804	$7,870,692
Steel products	2,844,926	2,870,810
Raw materials	3,570,325	3,379,742
Corporate/eliminations	(345,045)	30,815

	$14,039,010	$14,152,059

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	March 30, 2013	March 31, 2012
Basic net earnings per share:
Basic net earnings	$84,789	$145,104
Earnings allocated to participating securities	(386)	(409)

Net earnings available to common stockholders	$84,403	$144,695

Average shares outstanding	318,686	317,689

Basic net earnings per share	$0.26	$0.46

Diluted net earnings per share:
Diluted net earnings	$84,789	$145,104
Earnings allocated to participating securities	(386)	(409)

Net earnings available to common stockholders	$84,403	$144,695

Diluted average shares outstanding:
Basic shares outstanding	318,686	317,689
Dilutive effect of stock options and other	156	90

	318,842	317,779

Diluted net earnings per share	$0.26	$0.46

There were no shares excluded from the computation of diluted earnings per common share because their effect would have been antidilutive in either the first quarter of 2013 or the first quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (2) availability and cost of electricity and natural gas which could negatively affect our cost of steel production or could result in a delay or cancellation of existing or future drilling within our natural gas working interest drilling programs; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (6) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (7) fluctuations in currency conversion rates; (8) U.S. and foreign trade policy affecting steel imports or exports; (9) significant changes in laws or government regulations affecting environmental compliance, including legislation or regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs; (10) the cyclical nature of the steel industry; (11) capital investments and their impact on our performance; and (12) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot and cold-rolled), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit LLC, as well as Nucor’s steel trading businesses and rebar distribution businesses that were moved into the segment in the first quarter of 2013. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold-finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes certain equity method investments as well as our natural gas drilling working interests.

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

In October 2012, a subsidiary of Nucor entered into a long-term agreement with Encana Oil & Gas (USA) Inc. (Encana) under which Nucor acquired an undivided 50% working interest in U.S.-based proven natural gas reserves. Nucor expects to invest approximately $3.64 billion for the drilling and completion of natural gas wells over the life of the agreement that is projected to span more than 20 years. Natural gas produced by our working interest drilling programs is being sold to offset exposure to the volatility of the price of natural gas we use in our steel production and DRI facilities.

Construction is progressing on our 2,500,000-ton DRI facility in Louisiana. Due to extreme weather conditions in the first quarter, we now expect to start-up late in the third quarter of 2013.

During the first quarter of 2013, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 72%, 51% and 58%, respectively, compared with 79%, 54% and 65%, respectively, in the first quarter of 2012.

Results of Operations

Net Sales Net sales to external customers by segment for the first quarter of 2013 and 2012 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2013	March 31, 2012	% Change

Steel mills	$3,268,154	$3,748,141	-13%
Steel products	789,347	842,245	-6%
Raw materials	493,271	482,208	2%

Net sales	$4,550,772	$5,072,594	-10%

Net sales for the first quarter of 2013 decreased 10% from the first quarter of 2012. Average sales price per ton decreased 7% from $857 in the first quarter of 2012 to $798 in the first quarter of 2013, while total tons shipped to outside customers decreased 4% from the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2013	March 31, 2012	% Change

Steel production	4,818	5,259	-8%

Outside steel shipments	4,334	4,590	-6%
Inside steel shipments	741	645	15%

Total steel shipments	5,075	5,235	-3%

Net sales for the steel mills segment decreased 13% from the first quarter of 2012 due to a 8% decrease in the average sales price per ton from $824 to $756 and a 6% decrease in tons sold to outside customers. The most significant decreases in average selling prices were for our sheet, bar and plate products, which were impacted by imports and excess domestic capacity. Average selling prices for our structural products group increased quarter over quarter due to Skyline’s distribution business being included in the first quarter of 2013. Skyline, which was acquired on June 20, 2012, has higher average sales prices for its products because of the value-added functions it provides to its customers. The steel mills segment’s sales in the first quarter of 2013 did not experience the typical seasonal improvement in volume and pricing that we have seen in previous years’ first quarters. Demand in nonresidential construction markets has continued to slowly improve from historically low levels. The strongest markets continue to be in manufactured goods, including energy and automotive.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended
	March 30, 2013	March 31, 2012	% Change
Joist production	71	64	11%
Deck sales	69	65	6%
Cold finish sales	122	138	-12%
Fabricated concrete reinforcing steel sales	228	250	-9%

The 6% decrease in the steel products segment’s sales from the first quarter of 2012 was due to a slight decrease in average sales price per ton from $1,413 to $1,411 and a 6% decrease in volume. Despite slowly improving conditions, sales in the steel products segment remain depressed due to the continued weakness in the nonresidential construction market. Sales of fabricated concrete reinforcing steel decreased in the first quarter of 2013 as compared to the first quarter of 2012 due to poor weather conditions in the midwestern United States and eastern Canada.

The sales for the raw materials segment increased 2% over the first quarter of 2012 because of increases in volume. In the first quarter of 2013, approximately 85% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 12% of the outside sales were from the scrap processing facilities (83% and 16%, respectively, in the first quarter of 2012).

Gross Margins For the first quarter of 2013 , Nucor recorded gross margins of $303.2 million (7%), compared to $380.5 million (8%) in the first quarter of 2012. The gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 15% from $445 in the first quarter of 2012 to $379 in the first quarter of 2013 and increased 2% from $372 in the fourth quarter of 2012; however, metal margin dollars also decreased from the first quarter of 2012. Metal margin per ton was lower in the first quarter of 2013 as compared to the fourth quarter of 2012, but total metal margin dollars increased in the first quarter of 2013 as compared to the fourth quarter of 2012 due to the increase in tons sold to outside customers.

Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. During the first quarter of 2013, scrap prices remained relatively flat as we did not experience the normal seasonal increase in steel demand and related increase in scrap prices. As we begin the second quarter there continues to be low volatility in scrap prices.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was impacted by a LIFO charge of $18.0 million in the first quarter of 2013, compared with a charge of $14.5 million in the first quarter of 2012 and a credit of $71.9 million in the fourth quarter of 2012. The current year LIFO charge reflects management’s expectations of increasing costs in inventory at December 31, 2013 relative to prior year-end.

•

Gross margins related to DJJ’s scrap processing operations decreased during the first quarter of 2013 compared to the first quarter of 2012. The decrease was due to weather-related effects negatively impacting the flow of scrap into our scrap processing operations.

•	Our Trinidad DRI facility experienced an unplanned 18 day maintenance outage which negatively impacted gross margins, particularly as compared with the fourth quarter of 2012.

•

Energy costs increased approximately $1 per ton in the first quarter of 2013 over the first quarter of 2012 attributable mainly to the increased cost of electricity due to lower production volumes and increased unit costs. Energy costs decreased approximately $1 per ton from the fourth quarter of 2012 due mainly to decreased natural gas costs.

Marketing, Administrative and Other Expenses The major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased $10.9 million in the first quarter of 2013 compared to the first quarter of 2012 due to decreased profitability of the Company. Profit sharing and other incentive compensation costs decreased $3.0 million in the first quarter of 2013 compared to the fourth quarter of 2012.

However, overall marketing and administrative expenses increased $9.1 million in the first quarter of 2013 compared to the first quarter of 2012 due primarily to the inclusion of Skyline’s results since its acquisition date in late June of 2012.

Equity in Losses of Unconsolidated Affiliates Equity method investment losses, including amortization expense and other purchase accounting adjustments, were $1.2 million and $6.7 million in the first quarter of 2013 and 2012, respectively. The decrease in the equity method investment losses is primarily due to a slight decrease in losses at Duferdofin Nucor S.r.l, while the equity method earnings at NuMit LLC were higher than last year’s first quarter.

In the fourth quarter of 2012, Nucor assessed its equity investment in Duferdofin Nucor for impairment. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. Steel market conditions in Europe have continued to be challenging through the first quarter of 2013, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our fourth quarter valuation could change and result in further impairment of our investment.

Interest Expense (Income) Net interest expense for the first quarter of 2013 and 2012 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2013	March 31, 2012

Interest expense	$33,680	$44,982
Interest income	(1,189)	(3,310)

Interest expense, net	$32,491	$41,672

In the first quarter of 2013, gross interest expense decreased 25% from the prior year due mainly to a significant decrease in average debt outstanding. In addition, there was an increase in the amount of capitalized interest, and a decrease in the average interest rate. Gross interest income decreased 64% because of decreases in average investments outstanding and the average interest rate earned on investments.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the first quarter of 2013 and 2012 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2013	March 31, 2012

Steel mills	$272,258	$389,723
Steel products	(11,924)	(33,044)
Raw materials	1,536	14,572
Corporate/eliminations	(108,542)	(146,189)

	$153,328	$225,062

Earnings before income taxes and noncontrolling interests in the steel mills segment decreased from the first quarter of 2012 due to lower volume, lower sales prices, lower metal margins, and increased energy costs caused by decreased production volume. Partially offsetting these factors was decreased equity in losses from unconsolidated affiliates and decreased profit sharing and other incentive compensation costs. Imports and excess domestic capacity continue to negatively impact the steel mills segment’s performance. In addition, the seasonal improvement in volume and pricing that is typical in the steel mills segment during first quarter of the year was not as strong as it historically has been. Despite the lackluster seasonal improvement in volume in the first quarter of 2013 as compared with the first quarter of 2012, earnings before income taxes and noncontrolling interests in the steel mills segment increased significantly from the $217.7 million earned in the fourth quarter of 2012. This improvement in earnings was primarily due to the fact that shipments to outside customers increased 5% as compared with shipments of 4,121,000 tons in the fourth quarter of 2012. Nonresidential construction markets are continuing to slowly improve, but remain at depressed levels. The strongest end markets continue to be in manufactured goods including energy and automotive.

In the steel products segment, losses before income taxes and noncontrolling interests decreased from the first quarter of 2012 but increased when compared with earnings of $17.0 million reported in the fourth quarter of 2012. Though conditions are slowly improving from historically low levels, demand in this segment remains depressed due to continued weakness in the nonresidential construction market. Our construction products businesses (rebar fabrication, joist and decking and pre-engineered metal buildings) experienced a normal seasonal slowdown in the first quarter of 2013 as compared to the fourth quarter of 2012. Our rebar fabrication businesses had lower shipments during the first quarter of 2013 as compared to the first quarter of 2012 due to poor weather conditions extending into the later weeks of the quarter in the midwestern United States and eastern Canada; however, average selling prices increased quarter over quarter.

The profitability of our raw materials segment decreased from the first quarter of 2012 due to an unplanned 18 day outage at our Trinidad DRI facility and weather-related effects negatively impacting the flow of scrap in DJJ’s scrap processing business.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”) of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests was primarily attributable to the increased earnings of NYS, which were due to improved margins in the first quarter of 2013 as compared to the first quarter of 2012. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarters of 2013 and 2012, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 27.8% in the first quarter of 2013 compared with 27.4% in the first quarter of 2012. The expected rate for the full year of 2013 will be approximately 32.0% compared with 30.5% for the full year of 2012. The effective tax rate for the first quarter of 2013 was favorably impacted by the recognition of research and development credits for the year 2012 retroactively extended by the American Taxpayer Relief Act of 2012. The effective tax rate for the first quarter of 2012 was favorably impacted by a $12.6 million non-cash out-of-period adjustment related to the recognition of a deferred tax asset related to state tax credit carryforwards and to the adjustment of tax expense to previously filed returns.

We estimate that in the next twelve months our gross uncertain tax positions, exclusive of interest, could decrease by as much as $18.6 million as a result of the expiration of the statute of limitations. Nucor has concluded U.S. federal income tax matters for years through 2008. The years 2004, 2007, and 2008 are open to the extent net operating losses were carried back. The 2009 to 2012 tax years are open to examination by the Internal Revenue Service. In 2011 the Canada Revenue Agency completed an audit examination for the periods 2006 to 2008 for Harris Steel Group Inc. and subsidiaries with immaterial adjustments to the income tax returns. The tax years 2009 through 2012 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings and Return on Equity Nucor reported consolidated net earnings of $84.8 million, or $0.26 per diluted share, in the first quarter of 2013 compared to consolidated net earnings of $145.1 million, or $0.46 per diluted share, in the first quarter of 2012. Net earnings as a percentage of net sales was 2% in the first quarter of 2013 and 3% in the first quarter of 2012. Return on average stockholders’ equity was 4% and 8% in the first quarter of 2013 and 2012, respectively.

Outlook For the second quarter of 2013, we currently expect to see some improvement in earnings driven by better performance at our fabricated construction products businesses (rebar fabrication, joist and decking and pre-engineered metal buildings), raw materials businesses and most steel mill product groups, partially offset by weaker performance in sheet steel. Import levels and general economic and political uncertainty continue to negatively affect our business. We continue to be cautiously optimistic about nonresidential construction markets in 2013 as they continue to improve slowly from historically low levels. The strongest end markets continue to be in manufactured goods including energy and automotive.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2013 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $128.8 million in the first quarter of 2013, compared with cash provided by operating activities of $201.8 million in the first quarter of 2012. Changes in operating assets and liabilities were ($156.5) million in the first quarter of 2013 compared with ($101.1) million in the first quarter of 2012. Driving this decrease was the net change in inventories, accounts payable and federal income taxes. Cash used to purchase inventory during the first quarter of 2013 decreased from the prior year because the prior year experienced a significant increase in tons from year-end 2011 to the first quarter of 2012 that was not experienced this year. The increase in inventory during the first quarter of 2012 led to an increase in accounts payable which did not occur in the first quarter of 2013. Federal income tax payable is down as a result of lower earnings. In addition, there was a $52.7 million decrease in net earnings in the first quarter of 2013, when compared with the first quarter of 2012. These net decreases in cash related to changes in operating assets and liabilities were partially offset by a $33.1 million increase due to the change in deferred income taxes period over period.

The current ratio was 2.8 at the end of the first quarter of 2013 and at year-end 2012. Accounts receivable and inventories increased 5% and 2%, respectively, since year-end, while quarterly net sales increased 2% from the fourth quarter of 2012. The increases in accounts receivable and inventories are due to increased tons shipped to outside customers and the increased cost of raw materials in the current year as compared to the fourth quarter of 2012. In the first quarter of 2013, total accounts receivable turned approximately every five weeks and inventories turned approximately every seven weeks. This compares to turns every four to five weeks for accounts receivable and every six weeks for inventory in the first quarter of 2012. Inventory turnover has worsened slightly from historical rates due mainly to the acquisition of Skyline, which as a distributor must keep a larger supply of inventory on hand. The current ratio was positively impacted by a 28% decrease in salaries, wages and related accruals from year-end 2012, which was largely attributable to the payout of profit sharing and other incentive compensation during the first quarter of 2013.

Cash used in investing activities increased by 60% over the prior year period. Capital expenditures increased $169.1 million in large part due to the construction of our DRI facility in Louisiana and the funding of our natural gas working interest drilling program. This increase in capital expenditures was accompanied by a decrease in proceeds from the sale of investments and restricted investments of $165.9 million. These increases in cash used in investing activities were offset by a $185.1 million decrease in purchases of investments and a $58.8 million decrease in acquisitions. While Nucor had no acquisitions in the first quarter of 2013, our DJJ team acquired three metal recycling companies in the first quarter of 2012.

Cash used in financing activities in the first quarter of 2013 remained flat compared to the first quarter of 2012 as financing activities were consistent quarter over quarter.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $932.2 million as of March 30, 2013, and an additional $146.6 million of restricted cash is available for use in the construction of the DRI facility in Louisiana. Our $1.5 billion revolving credit facility is undrawn and does not expire until December 2016, and 93% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and an A3 rating from Moody’s.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of March 30, 2013, our funded debt to total capital ratio was 32%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of March 30, 2013.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures more than doubled from $161.5 million during the first quarter of 2012 to $330.6 million in the first quarter of 2013. Capital expenditures for 2013 are projected to be approximately $1.1 billion compared to $947.6 million in 2012.

In February 2013, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.3675 per share payable on May 10, 2013 to stockholders of record on March 28, 2013. This dividend is Nucor’s 160th consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments, restricted cash and new borrowings under existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2012.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At March 30, 2013, there were no amounts in accumulated other comprehensive income (loss) related to derivative instruments as all of our previously held positions have settled. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at March 30, 2013, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Aluminum	$1,390	$3,475
Copper	284	710

Any resulting changes in fair value would be recognized in net earnings. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk through its operations in Canada, Europe, Trinidad and Colombia. We periodically use derivative contracts to mitigate the risk of currency fluctuations.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended March 30, 2013, filed on May 8, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 8, 2013

NUCOR CORPORATION

List of Exhibits to Form 10-Q – March 30, 2013

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended March 30, 2013, filed on May 8, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.