Form 10-Q
period 2013-06-29
NUCOR CORP
filed 2013-08-07
CIK 73309

Second

Quarter

2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

318,186,618 shares of common stock were outstanding at June 29, 2013.

Nucor Corporation

Form 10-Q

June  29, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$4,665,588	$5,104,199	$9,216,360	$10,176,793

Costs, expenses and other:
Cost of products sold	4,352,463	4,704,269	8,600,019	9,396,336
Marketing, administrative and other expenses	123,150	112,528	239,375	219,647
Equity in (earnings) losses of unconsolidated affiliates	(1,585)	158	(413)	6,832
Impairment of non-current assets	—	30,000	—	30,000
Interest expense, net	39,228	41,051	71,719	82,723

	4,513,256	4,888,006	8,910,700	9,735,538

Earnings before income taxes and noncontrolling interests	152,332	216,193	305,660	441,255
Provision for income taxes	46,062	76,626	88,662	138,276

Net earnings	106,270	139,567	216,998	302,979
Earnings attributable to noncontrolling interests	21,125	27,268	47,064	45,576

Net earnings attributable to Nucor stockholders	$85,145	$112,299	$169,934	$257,403

Net earnings per share:
Basic	$0.27	$0.35	$0.53	$0.81
Diluted	$0.27	$0.35	$0.53	$0.81

Average shares outstanding:
Basic	318,903	317,975	318,796	317,832
Diluted	319,023	318,040	318,934	317,910

Dividends declared per share	$0.3675	$0.3650	$0.735	$0.730

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net earnings	$106,270	$139,567	$216,998	$302,979

Other comprehensive income (loss):
Net unrealized loss on hedging derivatives, net of income taxes of $0 and $0 for the second quarter of 2013 and 2012, respectively, and $0 and ($1,100) for the first six months of 2013 and 2012, respectively	—	—	—	(2,264)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $0 and $6,200 for the second quarter of 2013 and 2012, respectively, and $0 and $12,600 for the first six months of 2013 and 2012, respectively	—	10,553	—	21,407
Foreign currency translation gain (loss), net of income taxes of ($200) and $0 for the second quarter of 2013 and 2012, respectively, and ($200) and $0 for the first six months of 2013 and 2012, respectively	(15,582)	(55,433)	(66,095)	(1,381)

	(15,582)	(44,880)	(66,095)	17,762

Comprehensive income	90,688	94,687	150,903	320,741
Comprehensive income attributable to noncontrolling interests	(21,125)	(27,232)	(47,064)	(45,512)

Comprehensive income attributable to Nucor stockholders	$69,563	$67,455	$103,839	$275,229

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 29, 2013	Dec. 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$630,467	$1,052,862
Short-term investments	47,656	104,167
Accounts receivable, net	1,767,177	1,707,317
Inventories, net	2,279,744	2,323,641
Other current assets	458,119	473,377

Total current assets	5,183,163	5,661,364

Property, plant and equipment, net	4,608,997	4,283,056

Restricted cash and investments	71,083	275,163

Goodwill	1,983,107	2,004,538

Other intangible assets, net	912,708	959,240

Other assets	1,007,593	968,698

Total assets	$13,766,651	$14,152,059

LIABILITIES

Current liabilities:
Short-term debt	$31,668	$29,912
Long-term debt due within one year	—	250,000
Accounts payable	979,220	1,046,713
Salaries, wages and related accruals	240,629	279,898
Accrued expenses and other current liabilities	489,059	423,045

Total current liabilities	1,740,576	2,029,568

Long-term debt due after one year	3,380,200	3,380,200
Deferred credits and other liabilities	874,645	856,917

Total liabilities	5,995,421	6,266,685

EQUITY

Nucor stockholders’ equity:
Common stock	150,962	150,805
Additional paid-in capital	1,835,746	1,811,459
Retained earnings	7,058,911	7,124,523
Accumulated other comprehensive (loss) income, net of income taxes	(9,334)	56,761
Treasury stock	(1,498,656)	(1,501,977)

Total Nucor stockholders’ equity	7,537,629	7,641,571

Noncontrolling interests	233,601	243,803

Total equity	7,771,230	7,885,374

Total liabilities and equity	$13,766,651	$14,152,059

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012
Operating activities:
Net earnings	$216,998	$302,979
Adjustments:
Depreciation	258,390	260,968
Amortization	37,575	33,122
Stock-based compensation	34,043	37,312
Deferred income taxes	12,304	(23,144)
Distribution from affiliates	7,708	—
Equity in (earnings) losses of unconsolidated affiliates	(413)	6,832
Impairment of non-current assets	—	30,000
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(70,785)	(76,245)
Inventories	36,087	(152,494)
Accounts payable	(44,724)	42,394
Federal income taxes	3,709	3,364
Salaries, wages and related accruals	(35,332)	(82,991)
Other	29,414	64,389

Cash provided by operating activities	484,974	446,486

Investing activities:
Capital expenditures	(621,306)	(383,448)
Investment in and advances to affiliates	(43,485)	(57,771)
Repayment of advances to affiliates	30,500	15,000
Disposition of plant and equipment	10,145	21,026
Acquisitions (net of cash acquired)	—	(746,410)
Purchases of investments	(19,390)	(409,403)
Proceeds from the sale of investments	73,428	1,200,153
Proceeds from the sale of restricted investments	148,725	87,115
Changes in restricted cash	55,355	7,078

Cash used in investing activities	(366,028)	(266,660)

Financing activities:
Net change in short-term debt	1,796	5,234
Repayment of long-term debt	(250,000)	—
Issuance of common stock	—	6,156
Excess tax benefits from stock-based compensation	1,700	3,877
Distributions to noncontrolling interests	(57,266)	(52,812)
Cash dividends	(235,280)	(232,766)
Other financing activities	109	670

Cash used in financing activities	(538,941)	(269,641)

Effect of exchange rate changes on cash	(2,400)	1,159

Decrease in cash and cash equivalents	(422,395)	(88,656)

Cash and cash equivalents—beginning of year	1,052,862	1,200,645

Cash and cash equivalents—end of six months	$630,467	$1,111,989

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(20,537)	$—

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Adopted Accounting Pronouncements — In the first quarter of 2013, Nucor adopted new accounting guidance requiring additional disclosures on reclassifications from accumulated other comprehensive income into net income. The new accounting guidance requires entities to report either parenthetically on the face of the financial statements or in the notes to the financial statements these reclassifications for each financial statement line item. Nucor elected to report this information within the notes to the financial statements. This new guidance only impacts disclosures and has no impact on Nucor’s consolidated financial position, results of operations or cash flows.

In the first quarter of 2014, Nucor will adopt new accounting guidance which requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The new guidance may affect balance sheet classification of certain unrecognized tax benefits and will have no impact on Nucor’s consolidated results of operations or cash flows.

2.	INVENTORIES: Inventories consisted of approximately 36% raw materials and supplies and 64% finished and semi-finished products at June 29, 2013 (37% and 63%, respectively, at December 31, 2012). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 45% of total inventories as of June 29, 2013 (45% as of December 31, 2012). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $625.2 million higher at June 29, 2013 ($607.2 million higher at December 31, 2012). Use of the lower of cost or market methodology reduced inventories by $4.4 million at June 29, 2013 ($3.5 million at December 31, 2012).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $6.4 billion at June 29, 2013 ($6.16 billion at December 31, 2012).

4.	RESTRICTED CASH AND INVESTMENTS: As of June 29, 2013, restricted cash consisted of net proceeds from $600.0 million 30-year variable rate Gulf Opportunity Zone bonds issued in November 2010. The restricted cash is held in a trust account and is to be used to fund part of the capital costs associated with the construction of Nucor’s direct reduced iron making facility in St. James Parish, Louisiana. Funds are disbursed as qualified expenditures for the construction of the facility are made ($204.2 million and $94.9 million in the first six months of 2013 and 2012, respectively). There were no restricted investments held as of June 29, 2013 ($149.8 million at December 31, 2012). Since the restricted cash must be used for the construction of the facility, the entire balance has been classified as a non-current asset.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended June 29, 2013 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2012	$407,045	$805,416	$703,225	$88,852	$2,004,538
Acquisitions	—	—	—	—	—
Reclassifications	88,852	—	—	(88,852)	—
Translation	—	(21,431)	—	—	(21,431)

Balance at June 29, 2013	$495,897	$783,985	$703,225	$—	$1,983,107

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

Intangible assets with estimated useful lives of three to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following (in thousands):

	June 29, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,149,296	$358,844	$1,156,979	$325,819
Trademarks and trade names	151,594	36,615	152,869	32,653
Other	21,869	14,592	28,610	20,746

	$1,322,759	$410,051	$1,338,458	$379,218

Intangible asset amortization expense in the second quarter of 2013 and 2012 was $18.6 million and $16.5 million, respectively, and was $37.6 million and $33.1 million in the first six months of 2013 and 2012, respectively. Annual amortization expense is estimated to be $73.4 million in 2013; $70.0 million in 2014; $68.2 million in 2015; $66.5 million in 2016; and $64.8 million in 2017.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $886.2 million at June 29, 2013 ($855.9 million at December 31, 2012) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at June 29, 2013 was $440.7 million ($454.1 million at December 31, 2012). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $48.7 million at June 29, 2013, resulting in a basis difference of $392.0 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($314.9 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.8 million in both the second quarter of 2013 and 2012, respectively, and were $5.7 million and $5.6 million in the first six months of 2013 and 2012, respectively.

As of June 29, 2013, Nucor had outstanding notes receivable of €35.0 million ($45.6 million) from Duferdofin Nucor (€35.0 million at December 31, 2012). The notes receivable bear interest at 1.69% and will reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of June 29, 2013.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement that matures on April 26, 2016. In the second quarter of 2013, Duferdofin Nucor amended the loan agreement, increasing the maximum amount that it can borrow under Facility A to €122.5 million (or $159.8 million as of June 29, 2013). As of June 29, 2013, it had €108.0 million ($140.8 million) outstanding under that facility (€102.0 million, or $134.8 million, at December 31, 2012). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under the Structured Trade Finance Facilities Agreement. Nucor has not recorded any liability associated with the guarantee.

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

Nucor’s investment in NuMit at June 29, 2013 was $297.3 million ($288.4 million as of December 31, 2012). The value of the investment is comprised of the purchase price of approximately $221.3 million plus subsequent additional capital contributions and equity method earnings less distributions since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC that bears interest at 1.18% as of June 29, 2013 and resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. The principal amount is due on October 21, 2014. In addition, Nucor has extended a $100.0 million line of credit (of which $16.5 million was outstanding at June 29, 2013) to Steel Technologies LLC. As of June 29, 2013, the amounts outstanding on the line of credit bear interest at 1.21% and mature on April 1, 2014. The note receivable was classified in other assets and the amount outstanding on the line of credit was classified in other current assets in the condensed consolidated balance sheets.

HUNTER RIDGE

In November 2012, Nucor acquired a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling program. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge at June 29, 2013 was $130.6 million ($95.4 million at December 31, 2012). The acquisition did not result in a significant amount of goodwill or intangible assets.

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the second quarter of 2012, Nucor concluded that a triggering event occurred, requiring assessment for impairment of the equity investment in Duferdofin Nucor due to the continued declines in the global demand for steel, the escalated economic and political turmoil in Europe and continued operating performance well below budgeted levels through the first half of 2012. Duferdofin Nucor had a recently updated unfavorable forecast of future operating performance that was also a contributing factor. The diminished demand combined with the continued lower than budgeted levels of operating performance significantly impacted the financial results of Duferdofin Nucor through the first half of 2012. After completing its assessment, Nucor determined that the carrying amount exceeded its estimated fair value and recorded a $30.0 million impairment charge against the Company’s investment in Duferdofin Nucor.

In the fourth quarter of 2012, Nucor assessed its equity investment in Duferdofin Nucor for impairment. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the second quarter of 2013, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our fourth quarter valuation could change and result in further impairment of our investment in Duferdofin Nucor.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $80.2 million at June 29, 2013 ($53.8 million at December 31, 2012). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $117.9 million at June 29, 2013 ($117.6 million at December 31, 2012).

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	June 29, 2013	Dec. 31, 2012
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$1,431	$—
Foreign exchange contracts	Other current assets	10	—

Total asset derivatives		$1,441	$—

Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$—	$(303)
Foreign exchange contracts	Accrued expenses and other current liabilities	—	(15)

Total liability derivatives		$—	$(318)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Commodity contracts	Cost of products sold	$—	$—	$—	$(10,553)	$—	$—

		Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Six Months (26 weeks) Ended		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Commodity contracts	Cost of products sold	$—	$(2,264)	$—	$(21,407)	$—	$500

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Commodity contracts	Cost of products sold	$2,473	$2,573	$4,982	$1,223
Foreign exchange contracts	Cost of products sold	2	114	118	171

Total		$2,475	$2,687	$5,100	$1,394

During the first quarter of 2012, Nucor settled all of its open natural gas forward purchase contracts that were previously in place. These settlements affected earnings over the periods specified in the original agreements throughout the remainder of 2012.

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of June 29, 2013 and December 31, 2012 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

Description	Carrying Amount in Condensed Consolidated Balance Sheets	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 29, 2013
Assets:
Cash equivalents	$505,167	$505,167	$—	$—
Short-term investments	47,656	47,656	—	—
Restricted cash	71,083	71,083	—	—
Foreign exchange and commodity contracts	1,441	—	1,441	—

Total assets	$625,347	$623,906	$1,441	$—

As of December 31, 2012
Assets:
Cash equivalents	$830,011	$830,011	$—	$—
Short-term investments	104,167	104,167	—	—
Restricted cash and investments	275,163	275,163	—	—

Total assets	$1,209,341	$1,209,341	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(318)	$—	$(318)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $3.71 billion at June 29, 2013 ($4.24 billion at December 31, 2012). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at June 29, 2013 and December 31, 2012, or similar debt with the same maturities, rating and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $24.7 million of accrued environmental costs at June 29, 2013 ($26.5 million at December 31, 2012), $8.7 million was classified in accrued expenses and other current liabilities ($9.5 million at December 31, 2012) and $16.0 million was classified in deferred credits and other liabilities ($17.0 million at December 31, 2012). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

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

Nucor is involved in various other judicial and administrative proceedings as both plaintiff and defendant, arising in the ordinary course of business. Nucor maintains liability insurance for certain risks that is subject to certain self-insurance limits. Although the outcome of the proceedings against us cannot be predicted with certainty, we do not believe that any of these proceedings would be expected to have a material adverse effect on the consolidated financial statements.

11.	DEBT – During the second quarter of 2013, Nucor recorded a note payable with a principal amount of $100.0 million to Nucor-Yamato Steel Company (NYS), a limited partnership of which Nucor owns 51%. The note bears interest at the Fidelity Institutional Money Market Fund – Prime Money Market Portfolio Fund 2014 rate, which changes daily. At June 29, 2013, this rate was 0.09% on an annualized basis. As the condensed consolidated balance sheets include Nucor and its controlled subsidiaries, including NYS, this intercompany note had no impact on the condensed consolidated financial statements.

12.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted from 2010 through 2013 are exercisable at the end of three years and have a term of 10 years. All stock options granted prior to 2010 were fully exercised as of June 29, 2013. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first six months of 2013 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,543	$39.03
Granted	546	$44.51
Exercised	—	—
Canceled	—	—

Outstanding at June 29, 2013	2,089	$40.47	8.7 years	$6,612

Options exercisable at June 29, 2013	242	$41.43	6.9 years	$457

For the 2013 stock option grant, the grant date fair value of $15.03 per share was calculated using the Black-Scholes option-pricing model with the following assumptions:

Exercise price	$44.51
Expected dividend yield	3.30%
Expected stock price volatility	46.94%
Risk-free interest rate	1.51%
Expected life (years)	6.5

Compensation expense for stock options was $8.4 million and $8.9 million in the second quarter of 2013 and 2012, respectively, and $8.6 million and $9.2 million in the first six months of 2013 and 2012, respectively. As of June 29, 2013, all expense related to options had been recognized.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s RSU activity for the first six months of 2013 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,106	$40.80
Granted	789	$44.51
Vested	(744)	$42.19
Canceled	(6)	$38.14

Unvested at June 29, 2013	1,145	$42.47

Shares reserved for future grants (stock options and RSUs)	10,503

Compensation expense for RSUs was $18.1 million and $20.1 million in the second quarter of 2013 and 2012, respectively, and $22.2 million and $24.9 million in the first six months of 2013 and 2012, respectively. As of June 29, 2013, unrecognized compensation expense related to unvested RSUs was $39.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first six months of 2013 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	72	$43.72
Granted	122	$47.36
Vested	(119)	$46.31
Canceled	—	—

Unvested at June 29, 2013	75	$45.53

Shares reserved for future grants	1,238

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.5 million and $1.4 million in the second quarter of 2013 and 2012, respectively, and $3.3 million and $3.1 million in the first six months of 2013 and 2012, respectively. At June 29, 2013, unrecognized compensation expense related to unvested restricted stock awards was $1.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

13.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits was $13.1 million and $17.9 million in the second quarter of 2013 and 2012, respectively, and was $26.7 million and $40.6 million in the first six months of 2013 and 2012, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

14.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest expense	$40,676	$44,318	$74,356	$89,300
Interest income	(1,448)	(3,267)	(2,637)	(6,577)

Interest expense, net	$39,228	$41,051	$71,719	$82,723

15.

INCOME TAXES: The effective tax rate for the second quarter of 2013 was 30.2% compared to 35.4% for the second quarter of 2012. The decrease in the effective tax rate for the second quarter of 2013 is due to the tax impact of the Duferdofin Nucor impairment charge being fully recorded in the second quarter of 2012. Nucor has concluded U.S. federal income tax matters for years through 2008. The years 2004, 2007, and 2008 are open to the extent net operating losses were carried back. The 2009 to 2012 tax years are open to examination by the Internal Revenue Service. In 2011 the Canada Revenue Agency

completed an audit examination for the periods 2006 to 2008 for Harris Steel Group Inc. and subsidiaries with immaterial adjustments to the income tax returns. The tax years 2009 through 2012 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Current deferred tax assets included in other current assets were $198.5 million at June 29, 2013 ($190.4 million at December 31, 2012). Current deferred tax liabilities included in accrued expenses and other current liabilities were $12.7 million at June 29, 2013 (none at December 31, 2012). Non-current deferred tax liabilities included in deferred credits and other liabilities were $571.3 million at June 29, 2013 ($566.1 million at December 31, 2012).

16.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2012	$7,641,571	$243,803	$7,885,374
Total comprehensive income	103,839	47,064	150,903
Stock options	8,575	—	8,575
Issuance of stock under award plans, net of forfeitures	18,789	—	18,789
Amortization of unearned compensation	400	—	400
Dividends declared	(235,545)	—	(235,545)
Distributions to noncontrolling interests	—	(57,266)	(57,266)

Stockholders’ equity at June 29, 2013	$7,537,629	$233,601	$7,771,230

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2011	$7,474,885	$231,695	$7,706,580
Total comprehensive income	275,229	45,512	320,741
Stock options	15,381	—	15,381
Issuance of stock under award plans, net of forfeitures	26,029	—	26,029
Amortization of unearned compensation	500	—	500
Dividends declared	(233,216)	—	(233,216)
Distributions to noncontrolling interests	—	(52,812)	(52,812)
Other	(644)	—	(644)

Stockholders’ equity at June 30, 2012	$7,558,164	$224,395	$7,782,559

17.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME: The following tables reflect the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Three Month (13 week) Period Ended June 29, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

March 30, 2013	$—	$(4,332)	$10,580	$6,248

Other comprehensive (loss) income before reclassifications	—	(15,582)	—	(15,582)

Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	—	—	—

Net current-period other comprehensive (loss) income	—	(15,582)	—	(15,582)

June 29, 2013	$—	$(19,914)	$10,580	$(9,334)

	Six Month (26 week) Period Ended June 29, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

December 31, 2012	$—	$46,181	$10,580	$56,761

Other comprehensive (loss) income before reclassifications	—	(66,095)	—	(66,095)

Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	—	—	—

Net current-period other comprehensive (loss) income	—	(66,095)	—	(66,095)

June 29, 2013	$—	$(19,914)	$10,580	$(9,334)

	Three Month (13 week) Period Ended June 30, 2012
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

April 2, 2012	$(31,660)	$41,770	$14,384	$24,494

Other comprehensive (loss) income before reclassifications	—	(55,433)	—	(55,433)

Amounts reclassified from accumulated other comprehensive (loss) income into earnings (1)	10,553	—	—	10,553

Net current-period other comprehensive (loss) income	10,553	(55,433)	—	(44,880)

Other	—	35	—	35

June 30, 2012	$(21,107)	$(13,628)	$14,384	$(20,351)

1 - Includes $10,553 net-of-tax impact of accumulated other comprehensive income reclassifications into Cost of Products Sold for net losses on commodity contracts. The tax impact of this reclassification was $6,200.

	Six Month (26 week) Period Ended June 30, 2012
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

December 31, 2011	$(40,250)	$(12,311)	$14,384	$(38,177)

Other comprehensive (loss) income before reclassifications	(2,264)	(1,381)	—	(3,645)

Amounts reclassified from accumulated other comprehensive (loss) income into earnings (1)	21,407	—	—	21,407

Net current-period other comprehensive (loss) income	19,143	(1,381)	—	17,762

Other	—	64	—	64

June 30, 2012	$(21,107)	$(13,628)	$14,384	$(20,351)

1 - Includes $21,407 net-of-tax impact of accumulated other comprehensive income reclassifications into Cost of Products Sold for net losses on commodity contracts. The tax impact of this reclassification was $12,600.

18.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, a scrap broker and processor; Nu-Iron Unlimited, a facility that produces DRI used by the steel mills; a DRI facility under construction in Louisiana; our natural gas working interests; and Nucor’s equity method investment in Hunter Ridge. Previously Nucor’s steel trading businesses and rebar distribution businesses were reported in an “All other” category. Beginning in the first quarter of 2013, these businesses were reclassified to the steel mills segment as part of a realignment of Nucor’s reportable segments to better reflect the way in which they are managed. The segment data for the comparable period has also been reclassified into the steel mills segment in order to conform to the current year presentation. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

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

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales to external customers:
Steel mills	$3,197,433	$3,615,151	$6,465,587	$7,363,292
Steel products	937,104	991,444	1,726,451	1,833,689
Raw materials	531,051	497,604	1,024,322	979,812

	$4,665,588	$5,104,199	$9,216,360	$10,176,793

Intercompany sales:
Steel mills	$639,425	$706,755	$1,272,145	$1,327,003
Steel products	30,855	18,993	50,127	35,779
Raw materials	2,183,495	2,479,148	4,346,983	5,361,379
Corporate/eliminations	(2,853,775)	(3,204,896)	(5,669,255)	(6,724,161)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$237,102	$336,508	$509,360	$726,231
Steel products	32,073	9,202	20,149	(23,842)
Raw materials	12,218	15,116	13,754	29,688
Corporate/eliminations	(129,061)	(144,633)	(237,603)	(290,822)

	$152,332	$216,193	$305,660	$441,255

	June 29, 2013	Dec. 31, 2012
Segment assets:
Steel mills	$7,873,086	$7,870,692
Steel products	2,904,387	2,870,810
Raw materials	3,641,280	3,379,742
Corporate/eliminations	(652,102)	30,815

	$13,766,651	$14,152,059

19.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic net earnings per share:
Basic net earnings	$85,145	$112,299	$169,934	$257,403
Earnings allocated to participating securities	(419)	(422)	(805)	(830)

Net earnings available to common stockholders	$84,726	$111,877	$169,129	$256,573

Average shares outstanding	318,903	317,975	318,796	317,832

Basic net earnings per share	$0.27	$0.35	$0.53	$0.81

Diluted net earnings per share:
Diluted net earnings	$85,145	$112,299	$169,934	$257,403
Earnings allocated to participating securities	(419)	(422)	(805)	(830)

Net earnings available to common stockholders	$84,726	$111,877	$169,129	$256,573

Diluted average shares outstanding:
Basic shares outstanding	318,903	317,975	318,796	317,832
Dilutive effect of stock options and other	120	65	138	78

	319,023	318,040	318,934	317,910

Diluted net earnings per share	$0.27	$0.35	$0.53	$0.81

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Anti-dilutive stock options:
Weighted average shares	546	801	276	401

Weighted average exercise price	$44.51	$42.07	$44.51	$42.07

20.	SUBSEQUENT EVENT: On July 29, 2013, Nucor issued $500.0 million of 4.00% notes due in 2023 and $500.0 million of 5.20% notes due in 2043. Net proceeds of the issuances were $991.5 million. Costs of $8.5 million associated with the issuances have been capitalized and are amortized over the life of the notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (2) availability and cost of electricity and natural gas which could negatively affect our cost of steel production or could result in a delay or cancellation of existing or future drilling within our natural gas working interest drilling programs; (3) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the U.S.; (4) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (5) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (6) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (7) fluctuations in currency conversion rates; (8) U.S. and foreign trade policy affecting steel imports or exports; (9) significant changes in laws or government regulations affecting environmental compliance, including legislation or regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (10) the cyclical nature of the steel industry; (11) capital investments and acquisitions and their impact on our performance; and (12) our safety performance.

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

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot and cold-rolled), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit LLC, as well as Nucor’s steel trading businesses and rebar distribution businesses that were moved into the segment in the first quarter of 2013. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold-finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes certain equity method investments and our natural gas drilling working interests.

In late June 2012, Nucor completed the acquisition of the entire equity interest in Skyline Steel LLC (“Skyline”) and its subsidiaries for the cash purchase price of approximately $675.4 million. It is a steel foundation manufacturer and distributor serving the U.S., Canada, Mexico and Caribbean. Skyline’s steel products are used in marine construction, bridge and highway construction, heavy civil construction, storm protection, underground commercial parking, and environmental containment projects in the infrastructure and construction industries. Skyline is a significant consumer of H-piling and sheet piling from Nucor-Yamato Steel Company, and is a growing downstream consumer of Nucor’s coiled plate and sheet products. Skyline’s results since the acquisition date are included in the steel mills segment’s results.

In August 2012, Nucor sold the assets of Nucor Wire Products Pennsylvania, Inc. Nucor continues to produce wire and mesh products at facilities in Utah, Connecticut and our Laurel LEC Operations in Canada.

In October 2012, a subsidiary of Nucor entered into a long-term agreement with Encana Oil & Gas (USA) Inc. (Encana) under which Nucor acquired an undivided 50% working interest in U.S.-based proven natural gas reserves. Nucor expects to invest approximately $3.64 billion for the drilling and completion of natural gas wells over the life of the agreement that is projected to span more than 20 years. Natural gas produced by our working interest drilling programs is sold to offset exposure to the volatility of the price of natural gas we use in our steel production and DRI facilities.

Nucor acquired a 50% economic and voting interest in Hunter Ridge in November 2012. Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling program. As of June 29, 2013, Nucor’s investment in Hunter Ridge was $130.6 million.

Construction is nearing completion on our 2,500,000-ton DRI facility in Louisiana. Due to extreme weather conditions in the first quarter, we now expect to start-up late in the third quarter of 2013.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 73%, 56% and 61%, respectively, in the first half of 2013 compared with 77%, 59% and 67%, respectively, in the first half of 2012. The decrease in the average utilization rate for the steel mills segment in the first half of 2013 as compared to the first half of 2012 is primarily due to overcapacity in the sheet steel markets and the negative impact of imports on our business.

Results of Operations

Net Sales Net sales to external customers by segment for the second quarter and first six months of 2013 and 2012 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Steel mills	$3,197,433	$3,615,151	-12%	$6,465,587	$7,363,292	-12%
Steel products	937,104	991,444	-5%	1,726,451	1,833,689	-6%
Raw materials	531,051	497,604	7%	1,024,322	979,812	5%

Net sales	$4,665,588	$5,104,199	-9%	$9,216,360	$10,176,793	-9%

Net sales for the second quarter of 2013 decreased 9% from the second quarter of 2012. Average sales price per ton decreased 7% from $861 in the second quarter of 2012 to $799 in the second quarter of 2013, while total tons shipped to outside customers decreased 1% from the same period last year.

Net sales for the first six months of 2013 decreased 9% from the first six months of 2012. Average sales price per ton decreased 7% from $859 in the first half of 2012 to $798 in the first half of 2013, while total tons shipped to outside customers decreased 3% from last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Steel production	4,892	5,061	-3%	9,710	10,320	-6%

Outside steel shipments	4,274	4,449	-4%	8,608	9,039	-5%
Inside steel shipments	751	753	-	1,492	1,398	7%

Total steel shipments	5,025	5,202	-3%	10,100	10,437	-3%

Net sales for the steel mills segment decreased 12% from the second quarter of 2012 due to an 8% decrease in the average sales price per ton from $812 to $746, and a 4% decrease in tons sold to outside customers. The most significant decreases in average selling prices were for our sheet, bar and plate products, which were impacted by imports and excess domestic capacity. Average selling prices for our structural products group increased from the second quarter and the first half of 2012 because Skyline’s distribution business is included for the entire year in 2013. Skyline, which was acquired on June 20, 2012, was only included in Nucor’s results for 10 days in the second quarter and first half of 2012. Skyline has higher average sales prices for its products because of the value-added functions it provides to its customers. Demand in nonresidential construction markets is slowly improving but continues to lack sustained momentum. The strongest markets continue to be in manufactured goods, including energy and automotive.

The 12% decrease in sales from the first half of 2012 to the first half of 2013 in the steel mills segment was attributable to the 5% decrease in tons sold to outside customers and the 8% decrease in average sales price per ton from $818 in the first half of 2012 to $751 in the first half of 2013.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Six Months (26 weeks) Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Joist production	91	75	21%	162	139	17%
Deck sales	83	76	9%	152	141	8%
Cold finish sales	124	132	-6%	246	270	-9%
Fabricated concrete reinforcing steel sales	280	322	-13%	508	572	-11%

The 5% decrease in the steel products segment’s sales from the second quarter of 2012 was due to a slight decrease in sales price per ton from $1,419 to $1,417 and a 4% decrease in volume. The 6% decrease in the steel products segment’s sales for the first half of the year was due to a slight decrease in average sales price per ton from $1,416 to $1,414 and a 5% decrease in volume. Sales in the steel products segment remain depressed due to the continued weakness in the nonresidential construction market. Sales of fabricated concrete reinforcing steel decreased in the second quarter of 2013 as compared to the second quarter of 2012 due largely to poor weather conditions in the markets we serve.

The sales for the raw materials segment increased 7% from the second quarter of 2012 and 5% from the first half of 2012 primarily due to increased volumes at DJJ’s recycling and brokerage businesses and at our natural gas drilling working interests. Increased volumes at DJJ were partially offset by lower pricing. In the second quarter of 2013, approximately 83% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 14% of the outside sales were from the scrap processing facilities (87% and 11%, respectively, in the second quarter of 2012). In the first half of 2013, approximately 84% of outside sales for the raw materials segment were from the brokerage operations and approximately 13% of outside sales were from the scrap processing facilities of DJJ (85% and 14%, respectively, in the first half of 2012).

Gross Margins For the second quarter of 2013, Nucor recorded gross margins of $313.1 million (7%), compared to $399.9 million (8%) in the second quarter of 2012. The gross margin was impacted by a 7% decrease in average sales price per ton along with the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 12% from $427 in the second quarter of 2012 to $377 in the second quarter of 2013; however, metal margin dollars also decreased from the second quarter of 2012. Metal margins were also lower in the second quarter of 2013 as compared to the first quarter of 2013. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. Scrap prices experienced a downward trend throughout the second quarter of 2013. As we begin the third quarter, we have seen scrap prices increase from the bottoming that occurred in the second quarter. We currently expect increased scrap prices in the third quarter as compared to the second quarter, along with higher selling prices and gross margins.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s current estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was impacted by a LIFO credit of $14.5 million in the second quarter of 2012. No LIFO charge or credit was recorded in the second quarter of 2013.

•

Nucor’s gross margins were negatively impacted in the second quarter of 2012 by $8.5 million in purchase accounting adjustments and the elimination of profit associated with our steel mills’ sales to Skyline post-acquisition.

•	Energy costs increased approximately $1 per ton from the second quarter of 2012 due mainly to increased electricity unit costs due to lower production volumes.

•

Our rebar fabrication businesses experienced improvements in gross margins in the second quarter of 2013 as compared to the second quarter of 2012 due to higher sales prices and management initiatives that have resulted in lower costs, better selling strategies and improved supplier relationships.

For the first half of 2013, Nucor recorded gross margins of $616.3 million (7%), compared to $780.5 million (8%) in the first half of 2012. The gross margin was impacted by a 7% decrease in average sales price per ton and a 3% decrease in shipments to external customers in the first six months of 2013 as compared to the first six months of 2012. Gross margins were also impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 13% from $436 in the first half of 2012 to $378 in the first half of 2013; however, metal margins also decreased.

•	Nucor’s gross margins were negatively impacted in the first six months of 2012 by the $8.5 million of charges related to the June 2012 Skyline acquisition.

•	Gross margin was negatively affected by a LIFO charge of $18.0 million in the first half of 2013. No LIFO charge was recorded in the first half of 2012.

•

Gross margins related to DJJ’s scrap processing operations decreased significantly during the first half of 2013 compared to the first half of 2012 due to the continued difficult conditions in the scrap processing industry. Gross margins at DJJ’s scrap processing facilities were also impacted by weather-related effects in the first quarter of 2013 that reduced the flow of scrap into our scrap processing operations.

•	Energy costs increased approximately $1 per ton from the first six months of 2012 due mainly to increased electricity unit costs due to lower production volumes.

•	Our rebar fabrication businesses experienced improvements in gross margins in the first six months of 2013 as compared to the first six months of 2012 due to the reasons described above.

Marketing, Administrative and Other Expenses The major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased $5.6 million in the second quarter of 2013 compared to the second quarter of 2012, and decreased $16.5 million in the first half of 2013 compared to the first half of 2012 due to the decreased profitability of the Company. Profit sharing and other incentive compensation costs increased $13.4 million in the second quarter of 2013 compared to the first quarter of 2013 due to the annual restricted stock unit grant and the stock option grant that occurred in the second quarter of 2013.

Equity in (Earnings) Losses of Unconsolidated Affiliates Equity method investment earnings, including amortization expense and other purchase accounting adjustments, were $1.6 million and a loss of $0.2 million in the second quarter of 2013 and 2012, respectively, and were earnings of $0.4 million and a loss of $6.8 million in the first half of 2013 and 2012, respectively. The increase in the equity method investment earnings is primarily due to a decrease in losses at Duferdofin Nucor S.r.l, and higher equity method earnings at NuMit LLC during the first six months of 2013.

Impairment of Non-current Assets Nucor incurred a $30.0 million impairment charge in the second quarter of 2012 (none in the second quarter and first half of 2013). The entire 2012 charge related to the impairment of Nucor’s investment in Duferdofin Nucor.

In the fourth quarter of 2012, Nucor assessed its equity investment in Duferdofin Nucor for impairment. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. Steel market conditions in Europe have continued to be challenging through the first six months of 2013, and, therefore, it is reasonably possible that based on actual performance in the near term the estimates used in our fourth quarter valuation could change and result in further impairment of our investment that could have a material effect on our results.

Interest Expense (Income) Net interest expense for the second quarter and first half of 2013 and 2012 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest expense	$40,676	$44,318	$74,356	$89,300
Interest income	(1,448)	(3,267)	(2,637)	(6,577)

Interest expense, net	$39,228	$41,051	$71,719	$82,723

In the second quarter of 2013, gross interest expense decreased 8% from the second quarter of 2012 due to a 16% decrease in average debt outstanding partially offset by lower capitalized interest. Gross interest income decreased 56% due mainly to decreases in average investments outstanding.

In the first half of 2013, gross interest expense decreased 17% from the first half of 2012 due to a 15% decrease in average debt outstanding and slightly lower interest rates. Gross interest income decreased 60% due mainly to decreases in average investments outstanding.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the second quarter and first half of 2013 and 2012 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Steel mills	$237,102	$336,508	$509,360	$726,231
Steel products	32,073	9,202	20,149	(23,842)
Raw materials	12,218	15,116	13,754	29,688
Corporate/eliminations	(129,061)	(144,633)	(237,603)	(290,822)

	$152,332	$216,193	$305,660	$441,255

Earnings before income taxes and noncontrolling interests in the steel mills segment for the second quarter and first six months of 2013 decreased significantly from the second quarter and first six months of 2012 due to lower volume, lower sales prices, lower metal margins, and increased per unit energy costs caused by decreased production volume. Partially offsetting these factors was decreased profit sharing and other incentive compensation costs and the absence of an impairment charge in 2013 ($30.0 million was recorded in the second quarter of 2012 related to the impairment of Duferdofin Nucor). Our second quarter of 2013 operating performance in the steel mills segment was down compared with first quarter of 2013 performance due mainly to weakness in sheet steel. Imports and excess domestic capacity continue to negatively impact the steel mills segment’s performance. Though conditions are slowly improving from historically low levels, the nonresidential construction market continues to lack sustained momentum. The strongest end markets continue to be in manufactured goods, including energy and automotive.

In the steel products segment, earnings before income taxes and noncontrolling interests increased from the second quarter and first half of 2012, as well as from the first quarter of 2013. Second quarter downstream steel products shipments to outside customers decreased 4% from the second quarter of 2012 and increased 19% over the first quarter of 2013. In spite of lower volumes in 2013 as compared to 2012, due primarily to weather conditions, our rebar fabrication businesses experienced increased profitability in the second quarter and first six months of 2013 as compared to the second quarter and first six months of 2012. The increased profitability at our rebar fabrication businesses is due to higher average sales prices and management initiatives that have resulted in lower costs, better selling strategies and improved supplier relationships. Our joist, decking and cold finish operations also experienced increased profitability as compared to the second quarter and first six months of 2012, as well as the first quarter of 2013.

The decrease in the profitability of our raw materials segment for the first six months of 2013 as compared to the first six months of 2012 is primarily due to the difficult conditions in the scrap processing industry. The challenging conditions began in the first quarter of 2012, worsened throughout the remainder of 2012 and continued into the first six months of 2013. During this time, excess shredding capacity has increased competition for raw materials while the selling price of scrap has decreased. We believe that scrap prices bottomed during the second quarter of 2013. An unplanned 18 day outage at our Trinidad DRI facility in the first quarter of 2013 also contributed to lower profitability for the raw materials segment in the first six months of 2013 as compared to the first six months of 2012. Earnings before income taxes and noncontrolling interests increased in the second quarter of 2013 as compared to the first quarter of 2013 primarily due to the fact that the Trinidad DRI facility operated on a normal schedule without any unplanned outages.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (“NYS”), of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the second quarter of 2013 as compared to the second quarter of 2012 was primarily attributable to decreased sales volumes at NYS during the quarter. Sales volumes were down as a result of a 17 day shutdown during the second quarter of 2013 in preparation for a capital project to expand NYS’ production of hot rolled sheet piling. The increase in earnings attributable to noncontrolling interests in the first half of 2013 over the first half of 2012 is the result of improved margins, partially offset by decreased sales volumes. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first six months of 2013 and 2012, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 30.2% in the second quarter of 2013 compared with 35.4% in the second quarter of 2012. The expected rate for the full year of 2013 will be approximately 31.0% compared with 30.5% for the full year of 2012. The decrease in the effective tax rate for the second quarter of 2013 as compared to the second quarter of 2012 is due to the tax impact of the Duferdofin Nucor impairment charge being fully recorded in the second quarter of 2012.

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

Net Earnings Attributable to Nucor Stockholders and Return on Equity Nucor reported consolidated net earnings of $85.1 million, or $0.27 per diluted share, in the second quarter of 2013 compared to consolidated net earnings of $112.3 million, or $0.35 per diluted share, in the second quarter of 2012. Net earnings attributable to Nucor stockholders as a percentage of net sales were 2% in both the second quarter of 2013 and 2012.

Nucor reported consolidated net earnings of $169.9 million, or $0.53 per diluted share, in the first half of 2013, compared to consolidated net earnings of $257.4 million, or $0.81 per diluted share, in the first half of 2012. Net earnings attributable to Nucor stockholders as a percentage of net sales were 2% and 3% in the first half of 2013 and 2012, respectively. Return on average stockholders’ equity was approximately 4% and 7% in the first half of 2013 and 2012, respectively.

Outlook We currently expect to see a modest improvement in earnings for the third quarter of 2013. We expect to see improvements in sheet steel pricing, which dropped to its lowest level since November 2010 in June but has since begun to slowly rebound. Margins on sheet steel have followed a similar trend and are slowly recovering from lows in the second quarter. The automotive and energy markets remain strong, while the construction market remains challenged. We also expect to see increased earnings from our downstream businesses in the third quarter, continuing the upward trend observed in the second quarter. Our David J. Joseph operations are expected to benefit from the bottoming of scrap pricing that occurred in the second quarter.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2013 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $485.0 million in the first half of 2013, an increase of 9% compared with cash provided by operating activities of $446.5 million in the first half of 2012. Changes in operating assets and liabilities were ($81.6) million in the first half of 2013 compared with ($201.6) million in the first half of 2012. Driving this increase was the net change in inventories, accounts payable, and salaries, wages and related accruals. There was a significant increase in cash used to purchase inventory during the first half of 2012 because inventory tons on hand increased approximately 16% from year-end 2011 to the end of the second quarter of 2012. Cash used to purchase inventories decreased from year-end 2012 to the end of the second quarter of 2013 because inventory tons on hand decreased slightly and scrap cost per ton in ending inventory decreased. The increase in inventories in the first half of 2012 led to an increase in accounts payable during the period, and the decrease in inventories in the first half of 2013 led to a decrease in accounts payable during the first half of 2013. Also increasing cash provided by operating activities was a $47.7 million net change in salaries, wages and related accruals. Cash used to satisfy salaries, wages and related accruals was less from year-end 2012 to the second quarter of 2013 than from year-end 2011 to the second quarter of 2012 due mainly to a smaller payout of profit sharing and other incentive compensation in the first quarter of 2013 than was paid out in the first quarter of 2012. Partially offsetting the increases in cash from changes in operating assets and liabilities was the $86.0 million decrease in net earnings from the first half of 2012 to the first half of 2013. The $86.0 million change includes a $30.0 million non-cash impairment charge for the impairment of non-current assets during the first half of 2012.

The current ratio was 3.0 at the end of the second quarter of 2013 and 2.8 at year-end 2012. Accounts receivable and inventories increased 4% and decreased 2%, respectively, since year-end, while sales increased by 5% from year-end 2012. In the second quarter of 2013, total accounts receivable turned approximately every five weeks and inventories turned approximately every seven weeks. This compares to turns every five weeks for accounts receivable and every six weeks for inventory in the second quarter of 2012. Inventory turnover has worsened slightly from historical rates due mainly to the acquisition of Skyline, which as a distributor must keep a larger supply of inventory on hand. The current ratio was also impacted by a 54% decrease in short-term investments and a 40% decrease in cash and cash equivalents. The decrease in cash and cash equivalents and short-term investments is primarily attributable to their use in the repayment of a $250.0 million note in June 2013, the spending for capital projects and the payment of dividends. The ratio was also impacted by a 14% decrease in salaries, wages and related accruals from year-end 2012 due to the payout of profit sharing and other incentive compensation accruals during the first quarter of 2013.

Cash used in investing activities increased $99.4 million over the prior year period. Capital expenditures increased $237.9 million in large part due to the construction of our DRI facility in Louisiana and the funding of our natural gas working interest drilling program. This increase in capital expenditures was accompanied by a decrease in proceeds from the sale of investments and restricted investments of $1.1 billion. Partially offsetting those changes was a $390.0 million decrease in purchases of investments and a decrease in cash used for acquisitions of $746.4 million. While Nucor had no acquisitions in the first half of 2013, our DJJ team acquired three metal recycling companies in the first quarter of 2012, and Nucor closed on the Skyline acquisition for $683.5 million in the second quarter of 2012.

Cash used in financing activities increased from $269.6 million in the first half of 2012 to $538.9 million in the first half of 2013 due primarily to the repayment of $250.0 million of long-term debt.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains solid at $678.1 million as of June 29, 2013, and an additional $71.1 million of restricted cash and investments is available for use in the construction of the DRI facility in Louisiana. Our $1.5 billion revolving credit facility is undrawn and does not expire until December 2016, and 99% of our long-term debt matures in 2017 and beyond. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. Aside from one mining company that shares the same Moody’s rating as Nucor, we carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and a Baa1 rating from Moody’s. Our credit ratings are dependent upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

We continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. This was evidenced when, subsequent to the end of the second quarter of 2013, we issued $500.0 million of ten year notes at an interest rate of 4.00% and $500.0 million of 30 year notes at an interest rate of 5.20%. Nucor’s cash provided by operating activities less cash used in capital expenditures for the first half of 2013 was a net cash outflow. Our spending levels in 2012 and 2013 were marked by several significant transactions. The combined $1.57 billion of capital expenditures in 2012 and the first half of 2013, and the previously mentioned acquisition of Skyline in 2012 were significant uses of cash that were largely discretionary spending made in order to increase our long-term earnings power. In addition, since the beginning of 2012, we have retired $900.0 million in long-term debt that was at weighted average interest rates that were higher than the weighted average interest rates on the newly issued $1.00 billion notes. We believe the above issuance of notes at favorable market terms was in the best interest of our stockholders in order to continue to provide us with ample liquidity to execute our business plan for the foreseeable future.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of June 29, 2013, our funded debt to total capital ratio was 31%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of June 29, 2013.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our long list of capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures increased 62% from $383.4 million during the first half of 2012 to $621.3 million in the first half of 2013. Capital expenditures for 2013 are projected to be approximately $1.1 billion compared to $947.6 million in 2012.

In June 2013, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.3675 per share payable on August 9, 2013 to stockholders of record on June 28, 2013. This dividend is Nucor’s 161st consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments, restricted cash, new borrowings under the existing credit facilities and the above described subsequently issued notes are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months.

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

Natural gas produced by Nucor’s working interest drilling program is being sold to third parties to offset our exposure to changes in the price of gas consumed by its Louisiana DRI facility. In addition to its future natural gas needs at the new DRI facility scheduled to begin operations later this year, Nucor is also a substantial consumer of natural gas at its steel mill operations. We expect that the natural gas produced through the drilling program will be sufficient to cover Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants. However, the natural gas production from the working interest drilling program currently does not completely cover the natural gas usage at our operating facilities. For the six months ended June 29, 2013, the volume of natural gas sold from our natural gas working interest drilling program was equal to 56% of the volume of natural gas purchased for consumption in our domestic steel making and DRI facilities.

Our natural gas working interest drilling program is affected by changes in natural gas prices in an inverse manner to natural gas costs at our DRI and steel mill operations. As natural gas prices increase, our increased energy costs at our DRI and steel mill operations is somewhat mitigated by increased profit from sales of natural gas to third party customers from our natural gas drilling program. Likewise, as natural gas prices decrease, we experience decreased energy costs at our DRI and steel mill operations, but we also experience decreased profit from our natural gas drilling program.

The impact of low natural gas prices associated with our drilling program is limited by the existence of a drilling suspension clause. Nucor is contractually obligated to drill a minimum number of wells per year under the terms of our agreements with Encana; however, we have the right to suspend drilling of new wells at any time after January 1, 2015, if market pricing falls below a pre-established threshold.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At June 29, 2013, there were no amounts in accumulated other comprehensive income (loss) related to derivative instruments as all of our previously held positions have settled. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at June 29, 2013, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Aluminum	$1,348	$3,371
Copper	$483	$1,207

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10	Senior Officers Annual Incentive Plan, As Amended and Restated Effective January 1, 2013 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A Filed on March 27, 2013) (#)

10.1	Senior Officers Long-Term Incentive Plan, As Amended and Restated Effective January 1, 2013 (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A Filed on March 27, 2013) (#)

10.2	Employment Agreement of Raymond S. Napolitan, Jr. (#)

10.3	Consulting Services Agreement with The Corporate Development Institute, Inc. and James D. Hlavacek

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended June 29, 2013, filed on August 7, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: August 7, 2013

NUCOR CORPORATION

List of Exhibits to Form 10-Q – June 29, 2013

Exhibit No.	Description of Exhibit

10	Senior Officers Annual Incentive Plan, As Amended and Restated Effective January 1, 2013 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A Filed on March 27, 2013) (#)

10.1	Senior Officers Long-Term Incentive Plan, As Amended and Restated Effective January 1, 2013 (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A Filed on March 27, 2013) (#)

10.2	Employment Agreement of Raymond S. Napolitan, Jr. (#)

10.3	Consulting Services Agreement with The Corporate Development Institute, Inc. and James D. Hlavacek

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended June 29, 2013, filed on August 7, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

(#)	Indicates a management contract or compensatory plan or arrangement.