Form 10-Q
period 2013-09-28
NUCOR CORP
filed 2013-11-06
CIK 73309

Third

Quarter

2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

318,211,045 shares of common stock were outstanding at September 28, 2013.

Nucor Corporation

Form 10-Q

September 28, 2013

INDEX

			Page
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings - Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 28, 2013 and September 29, 2012	3

		Condensed Consolidated Statements of Comprehensive Income - Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 28, 2013 and September 29, 2012	4

		Condensed Consolidated Balance Sheets - September 28, 2013 and December 31, 2012	5

		Condensed Consolidated Statements of Cash Flows - Nine Months (39 Weeks) Ended September 28, 2013 and September 29, 2012	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4	Controls and Procedures	31

Part II	Other Information

	Item 1	Legal Proceedings	32

	Item 1A	Risk Factors	32

	Item 6	Exhibits	32

Signatures			33

List of Exhibits to Form 10-Q			34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Net sales	$4,940,936	$4,801,206	$14,157,296	$14,977,999

Costs, expenses and other:
Cost of products sold	4,532,393	4,452,473	13,132,412	13,848,809
Marketing, administrative and other expenses	125,126	114,392	364,501	334,039
Equity in (earnings) losses of unconsolidated affiliates	(2,252)	2,261	(2,665)	9,093
Impairment of non-current assets	—	—	—	30,000
Interest expense, net	37,467	40,305	109,186	123,028

	4,692,734	4,609,431	13,603,434	14,344,969

Earnings before income taxes and noncontrolling interests	248,202	191,775	553,862	633,030
Provision for income taxes	70,087	61,883	158,749	200,159

Net earnings	178,115	129,892	395,113	432,871
Earnings attributable to noncontrolling interests	30,518	19,584	77,582	65,160

Net earnings attributable to Nucor stockholders	$147,597	$110,308	$317,531	$367,711

Net earnings per share:
Basic	$0.46	$0.35	$0.99	$1.15
Diluted	$0.46	$0.35	$0.99	$1.15

Average shares outstanding:
Basic	319,341	318,463	318,979	318,042
Diluted	319,526	318,520	319,132	318,113

Dividends declared per share	$0.3675	$0.3650	$1.1025	$1.0950

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Net earnings	$178,115	$129,892	$395,113	$432,871

Other comprehensive income (loss):
Net unrealized loss on hedging derivatives, net of income taxes of $0 and $0 for the third quarter of 2013 and 2012, respectively, and $0 and $1,100 for the first nine months of 2013 and 2012, respectively	—	—	—	(2,264)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $0 and $6,200 for the third quarter of 2013 and 2012, respectively, and $0 and $18,800 for the first nine months of 2013 and 2012, respectively	—	10,554	—	31,961
Foreign currency translation gain (loss), net of income taxes of $500 and $0 for the third quarter of 2013 and 2012, respectively, and $300 and $0 for the first nine months of 2013 and 2012, respectively	31,879	61,111	(34,216)	59,730

	31,879	71,665	(34,216)	89,427

Comprehensive income	209,994	201,557	360,897	522,298
Comprehensive income attributable to noncontrolling interests	(30,518)	(19,585)	(77,582)	(65,097)

Comprehensive income attributable to Nucor stockholders	$179,476	$181,972	$283,315	$457,201

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Sept. 28, 2013	Dec. 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$1,722,909	$1,052,862
Short-term investments	48,476	104,167
Accounts receivable, net	1,918,165	1,707,317
Inventories, net	2,439,847	2,323,641
Other current assets	339,480	473,377

Total current assets	6,468,877	5,661,364

Property, plant and equipment, net	4,697,339	4,283,056

Restricted cash and investments	393	275,163

Goodwill	1,983,617	2,004,538

Other intangible assets, net	896,407	959,240

Other assets	1,045,143	968,698

Total assets	$15,091,776	$14,152,059

LIABILITIES

Current liabilities:
Short-term debt	$38,203	$29,912
Long-term debt due within one year	—	250,000
Accounts payable	1,137,352	1,046,713
Salaries, wages and related accruals	288,730	279,898
Accrued expenses and other current liabilities	529,204	423,045

Total current liabilities	1,993,489	2,029,568

Long-term debt due after one year	4,380,200	3,380,200
Deferred credits and other liabilities	854,814	856,917

Total liabilities	7,228,503	6,266,685

EQUITY

Nucor stockholders’ equity:
Common stock	150,968	150,805
Additional paid-in capital	1,841,499	1,811,459
Retained earnings	7,088,630	7,124,523
Accumulated other comprehensive income, net of income taxes	22,545	56,761
Treasury stock	(1,498,436)	(1,501,977)

Total Nucor stockholders’ equity	7,605,206	7,641,571

Noncontrolling interests	258,067	243,803

Total equity	7,863,273	7,885,374

Total liabilities and equity	$15,091,776	$14,152,059

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012
Operating activities:
Net earnings	$395,113	$432,871
Adjustments:
Depreciation	390,495	394,690
Amortization	56,051	53,518
Stock-based compensation	40,551	42,858
Deferred income taxes	10,881	(42,548)
Distribution from affiliates	7,708	—
Equity in (earnings) losses of unconsolidated affiliates	(2,665)	9,093
Impairment of non-current assets	—	30,000
Loss on assets	14,000	17,563
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(204,540)	62,787
Inventories	(129,280)	41,662
Accounts payable	122,520	21,668
Federal income taxes	70,210	11,248
Salaries, wages and related accruals	12,796	(52,561)
Other	99,800	101,835

Cash provided by operating activities	883,640	1,124,684

Investing activities:
Capital expenditures	(887,929)	(613,777)
Investment in and advances to affiliates	(64,762)	(66,423)
Repayment of advances to affiliates	42,000	32,500
Disposition of plant and equipment	29,328	42,574
Acquisitions (net of cash acquired)	—	(763,657)
Purchases of investments	(19,349)	(409,403)
Proceeds from the sale of investments	73,428	1,341,913
Proceeds from the sale of restricted investments	148,725	209,930
Changes in restricted cash	126,045	(38,301)
Other investing	4,862	—

Cash used in investing activities	(547,652)	(264,644)

Financing activities:
Net change in short-term debt	8,331	28,983
Proceeds from long-term debt, net of discount	999,100	—
Repayment of long-term debt	(250,000)	—
Bond issuance costs	(7,625)	—
Issuance of common stock	—	10,515
Excess tax benefits from stock-based compensation	2,100	4,377
Distributions to noncontrolling interests	(63,318)	(66,562)
Cash dividends	(353,155)	(349,538)
Other financing activities	110	962

Cash provided by (used in) financing activities	335,543	(371,263)

Effect of exchange rate changes on cash	(1,484)	3,775

Increase in cash and cash equivalents	670,047	492,552

Cash and cash equivalents—beginning of year	1,052,862	1,200,645

Cash and cash equivalents—end of nine months	$1,722,909	$1,693,197

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(30,416)	$77,764

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

2.	INVENTORIES: Inventories consisted of approximately 40% raw materials and supplies and 60% finished and semi-finished products at September 28, 2013 (37% and 63%, respectively, at December 31, 2012). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 44% of total inventories as of September 28, 2013 (45% as of December 31, 2012). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $607.2 million higher at both September 28, 2013 and December 31, 2012. Use of the lower of cost or market methodology reduced inventories by $2.7 million at September 28, 2013 ($3.5 million at December 31, 2012).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment was recorded net of accumulated depreciation of $6.52 billion at September 28, 2013 ($6.16 billion at December 31, 2012).

In the third quarter of 2013, a storage dome collapsed at Nucor Steel Louisiana in St. James Parish. As a result, Nucor recorded a partial write down of assets at the facility, including $21.0 million of property, plant and equipment and $7.0 million of inventory, offset by a $14.0 million insurance receivable that was based on management’s estimate of probable insurance recoveries. The associated net charge of $14.0 million is included in marketing, administrative and other expenses in the condensed consolidated statement of earnings.

4.

RESTRICTED CASH AND INVESTMENTS: As of September 28, 2013, restricted cash consisted of net proceeds from $600.0 million 30-year variable rate Gulf Opportunity Zone bonds issued in November 2010. The restricted cash is held in a trust account and is to be used to fund part of the capital costs associated with the construction of Nucor’s direct reduced iron making facility in St. James Parish, Louisiana. Funds are disbursed as qualified expenditures for the construction of the facility are made ($274.9 million and $172.6 million in the first nine months of 2013 and 2012, respectively). There were no restricted investments held as of September 28, 2013 ($149.8 million at December 31, 2012). Since the restricted cash must be used for the construction of the facility, the entire balance has been classified as a non-current asset.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended September 28, 2013 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	All Other	Total
Balance at December 31, 2012	$407,045	$805,416	$703,225	$88,852	$2,004,538
Acquisitions	—	—	—	—	—
Reclassifications	88,852	—	—	(88,852)	—
Translation	—	(16,059)	—	—	(16,059)
Other	—	(4,862)	—	—	(4,862)

Balance at September 28, 2013	$495,897	$784,495	$703,225	$—	$1,983,617

Previously Nucor’s steel trading businesses and rebar distribution businesses were reported in the “All other” category. Beginning in the first quarter of 2013, these businesses were reclassified to the steel mills segment as part of a realignment of Nucor’s reportable segments to better reflect the way in which they are managed.

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2012 and concluded that there was no impairment of goodwill for any of its reporting units. There have been no triggering events requiring an interim assessment for impairment since the most recent annual impairment testing date.

Intangible assets with estimated useful lives of three to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following (in thousands):

	Sept. 28, 2013		Dec. 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,151,156	$375,128	$1,156,979	$325,819
Trademarks and trade names	151,909	38,513	152,869	32,653
Other	21,869	14,886	28,610	20,746

	$1,324,934	$428,527	$1,338,458	$379,218

Intangible asset amortization expense in the third quarter of 2013 and 2012 was $18.5 million and $20.4 million, respectively, and was $56.1 million and $53.5 million in the first nine months of 2013 and 2012, respectively. Annual amortization expense is estimated to be $73.9 million in 2013; $70.0 million in 2014; $68.2 million in 2015; $66.5 million in 2016; and $64.8 million in 2017.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $913.7 million at September 28, 2013 ($855.9 million at December 31, 2012) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at September 28, 2013 was $454.6 million ($454.1 million at December 31, 2012). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $50.7 million at September 28, 2013, resulting in a basis difference of $403.9 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($326.2 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.8 million and $2.7 million in the third quarter of 2013 and 2012, respectively, and were $8.5 million and $8.3 million in the first nine months of 2013 and 2012, respectively.

As of September 28, 2013, Nucor had outstanding notes receivable of €35.0 million ($47.3 million) from Duferdofin Nucor (€35.0 million at December 31, 2012). The notes receivable bear interest at 1.69% and reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets on the condensed consolidated balance sheets as of September 28, 2013.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement that matures on April 26, 2016. In the second quarter of 2013, Duferdofin Nucor amended the loan agreement, increasing the maximum amount that it can borrow under Facility A to €122.5 million (or $164.8 million as of September 28, 2013). As of September 28, 2013, it had €106.0 million ($143.2 million) outstanding under that facility (€102.0 million, or $134.8 million, at December 31, 2012). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under the Structured Trade Finance Facilities Agreement. Nucor has not recorded any liability associated with the guarantee.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 24 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members.

Nucor’s investment in NuMit at September 28, 2013 was $308.4 million ($288.4 million as of December 31, 2012). The value of the investment is comprised of the purchase price of approximately $221.3 million plus subsequent additional capital contributions and equity method earnings less distributions since acquisition. Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC that bears interest at 1.17% as of September 28, 2013 and resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. The principal amount is due on October 21, 2014. In addition, Nucor has extended a $100.0 million line of credit (of which $16.5 million was outstanding at September 28, 2013) to Steel Technologies LLC. As of September 28, 2013, the amounts outstanding on the line of credit bear interest at 1.20% to 1.21% and mature on April 1, 2014. The note receivable was classified in other assets and the amount outstanding on the line of credit was classified in other current assets in the condensed consolidated balance sheets.

HUNTER RIDGE

In November 2012, Nucor acquired a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling program. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge at September 28, 2013 was $132.9 million ($95.4 million at December 31, 2012). The acquisition did not result in a significant amount of goodwill or intangible assets.

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

In the fourth quarter of 2012, Nucor assessed its equity investment in Duferdofin Nucor for impairment. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for additional impairment charges. There has been no significant deterioration in near-term financial projections or any other key assumptions since the most recent impairment analysis was performed. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the third quarter of 2013, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $103.2 million at September 28, 2013 ($53.8 million at December 31, 2012). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $117.8 million at September 28, 2013 ($117.6 million at December 31, 2012).

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	Sept. 28, 2013	Dec. 31, 2012
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(453)	$(303)
Foreign exchange contracts	Accrued expenses and other current liabilities	(34)	(15)

Total liability derivatives		$(487)	$(318)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships

	Statement of Earnings Location	Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Commodity contracts	Cost of products sold	$—	$—	$—	$(10,554)	$—	$—

		Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships

	Statement of Earnings Location	Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended
		Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Commodity contracts	Cost of products sold	$—	$(2,264)	$—	$(31,961)	$—	$500

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended		Nine Months (39 weeks) Ended
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Commodity contracts	Cost of products sold	$(789)	$(1,454)	$4,193	$(231)
Foreign exchange contracts	Cost of products sold	134	(25)	253	146

Total		$(655)	$(1,479)	$4,446	$(85)

During the first quarter of 2012, Nucor settled all of its open natural gas forward purchase contracts that were previously in place. These settlements affected earnings over the periods specified in the original agreements throughout the remainder of 2012.

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of September 28, 2013 and December 31, 2012 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 28, 2013
Assets:
Cash equivalents	$1,590,572	$1,590,572	$—	$—
Short-term investments	48,476	48,476	—	—
Restricted cash	393	393	—	—

Total assets	$1,639,441	$1,639,441	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(487)	$—	$(487)	$—

As of December 31, 2012
Assets:
Cash equivalents	$830,011	$830,011	$—	$—
Short-term investments	104,167	104,167	—	—
Restricted cash and investments	275,163	275,163	—	—

Total assets	$1,209,341	$1,209,341	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(318)	$—	$(318)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.62 billion at September 28, 2013 ($4.24 billion at December 31, 2012). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at September 28, 2013 and December 31, 2012, or similar debt with the same maturities, rating and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $23.7 million of accrued environmental costs at September 28, 2013 ($26.5 million at December 31, 2012), $7.7 million was classified in accrued expenses and other current liabilities ($9.5 million at December 31, 2012) and $16.0 million was classified in deferred credits and other liabilities ($17.0 million at December 31, 2012). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

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

11.	DEBT – On July 29, 2013, Nucor issued $500.0 million of 4.00% notes due in 2023 and $500.0 million of 5.20% notes due in 2043. Net proceeds of the issuances were $991.5 million. Costs of $8.5 million associated with the issuances have been capitalized and are amortized over the life of the notes.

During the third quarter of 2013, Nucor amended its $1.50 billion unsecured revolving credit facility. The maturity date was extended from December 2016 to August 2018. Costs of $0.6 million associated with the amendment have been capitalized and are amortized over the life of the extension.

12.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted from 2010 through 2013 are exercisable at the end of three years and have a term of 10 years. All stock options granted prior to 2010 were fully exercised as of September 28, 2013. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first nine months of 2013 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,543	$39.03
Granted	546	$44.51
Exercised	—	—
Canceled	—	—

Outstanding at September 28, 2013	2,089	$40.47	8.4 years	$17,409

Options exercisable at September 28, 2013	242	$41.43	6.7 years	$1,783

All expense related to options had been recognized as of the end of the second quarter of 2013. Compensation expense for stock options was $0.3 million in the third quarter of 2012, and $8.6 million and $9.5 million in the first nine months of 2013 and 2012, respectively.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s RSU activity for the first nine months of 2013 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,106	$40.80
Granted	789	$44.51
Vested	(753)	$42.17
Canceled	(11)	$39.08

Unvested at September 28, 2013	1,131	$42.49

Shares reserved for future grants (stock options and RSUs)	10,499

Compensation expense for RSUs was $5.3 million and $4.7 million in the third quarter of 2013 and 2012, respectively, and $27.5 million and $29.6 million in the first nine months of 2013 and 2012, respectively. As of September 28, 2013, unrecognized compensation expense related to unvested RSUs was $34.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first nine months of 2013 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	72	$43.72
Granted	122	$47.36
Vested	(121)	$46.32
Canceled	—	—

Unvested at September 28, 2013	73	$45.49

Shares reserved for future grants	1,238

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.2 million and $0.5 million in the third quarter of 2013 and 2012, respectively, and $4.5 million and $3.6 million in the first nine months of 2013 and 2012, respectively. At September 28, 2013, unrecognized compensation expense related to unvested restricted stock awards was $0.9 million, which is expected to be recognized over a weighted-average period of 1.8 years.

13.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits was $22.5 million and $17.5 million in the third quarter of 2013 and 2012, respectively, and was $49.2 million and $58.1 million in the first nine months of 2013 and 2012, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

14.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Interest expense	$38,621	$42,954	$112,978	$132,254
Interest income	(1,154)	(2,649)	(3,792)	(9,226)

Interest expense, net	$37,467	$40,305	$109,186	$123,028

15.

INCOME TAXES: The effective tax rate for the third quarter of 2013 was 28.2% compared to 32.3% for the third quarter of 2012. The decrease in the effective tax rate for the third quarter of 2013 as compared to the third quarter of 2012 is primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods and the impact of the reversal of tax reserves due to closing of the statute of limitations in the third quarter of 2013. Nucor has concluded U.S. federal income tax matters for years through 2009. The

2010 to 2012 tax years are open to examination by the Internal Revenue Service. The tax years 2010 through 2012 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Current deferred tax assets included in other current assets were $181.4 million at September 28, 2013 ($190.4 million at December 31, 2012). Current deferred tax liabilities included in accrued expenses and other current liabilities were $13.6 million at September 28, 2013 (none at December 31, 2012). Non-current deferred tax liabilities included in deferred credits and other liabilities were $556.8 million at September 28, 2013 ($566.1 million at December 31, 2012).

16.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2012	$7,641,571	$243,803	$7,885,374
Total comprehensive income	283,315	77,582	360,897
Stock options	8,575	—	8,575
Issuance of stock under award plans, net of forfeitures	24,568	—	24,568
Amortization of unearned compensation	601	—	601
Dividends declared	(353,424)	—	(353,424)
Distributions to noncontrolling interests	—	(63,318)	(63,318)

Stockholders’ equity at September 28, 2013	$7,605,206	$258,067	$7,863,273

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2011	$7,474,885	$231,695	$7,706,580
Total comprehensive income	457,201	65,097	522,298
Stock options	20,052	—	20,052
Issuance of stock under award plans, net of forfeitures	31,292	—	31,292
Amortization of unearned compensation	600	—	600
Dividends declared	(350,041)	—	(350,041)
Distributions to noncontrolling interests	—	(66,562)	(66,562)
Other	(645)		(645)

Stockholders’ equity at September 29, 2012	$7,633,344	$230,230	$7,863,574

17.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME: The following tables reflect the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Three Month (13 week) Period Ended September 28, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

June 29, 2013	$—	$(19,914)	$10,580	$(9,334)

Other comprehensive (loss) income before reclassifications	—	31,879	—	31,879

Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	—	—	—

Net current-period other comprehensive (loss) income	—	31,879	—	31,879

September 28, 2013	$—	$11,965	$10,580	$22,545

	Nine Month (39 week) Period Ended September 28, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

December 31, 2012	$—	$46,181	$10,580	$56,761

Other comprehensive (loss) income before reclassifications	—	(34,216)	—	(34,216)

Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	—	—	—

Net current-period other comprehensive (loss) income	—	(34,216)	—	(34,216)

September 28, 2013	$—	$11,965	$10,580	$22,545

	Three Month (13 week) Period Ended September 29, 2012
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

June 30, 2012	$(21,107)	$(13,628)	$14,384	$(20,351)

Other comprehensive (loss) income before reclassifications	—	61,111	—	61,111

Amounts reclassified from accumulated other comprehensive (loss) income into earnings (1)	10,554	—	—	10,554

Net current-period other comprehensive (loss) income	10,554	61,111	—	71,665

Other		(1)		(1)

September 29, 2012	$(10,553)	$47,482	$14,384	$51,313

1 - Includes $10,554 net-of-tax impact of accumulated other comprehensive income reclassifications into Cost of Products Sold for net losses on commodity contracts. The tax impact of this reclassification was $6,200.

	Nine Month (39 week) Period Ended September 29, 2012
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

December 31, 2011	$(40,250)	$(12,311)	$14,384	$(38,177)

Other comprehensive (loss) income before reclassifications	(2,264)	59,730	—	57,466

Amounts reclassified from accumulated other comprehensive (loss) income into earnings (1)	31,961	—	—	31,961

Net current-period other comprehensive (loss) income	29,697	59,730	—	89,427

Other	—	63	—	63

September 29, 2012	$(10,553)	$47,482	$14,384	$51,313

1 - Includes $31,961 net-of-tax impact of accumulated other comprehensive income reclassifications into Cost of Products Sold for net losses on commodity contracts. The tax impact of this reclassification was $18,800.

18.

SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, a scrap broker and processor; Nu-Iron Unlimited, a facility that produces DRI used by the steel mills; a DRI facility under construction in Louisiana; our natural gas working interests; and Nucor’s equity method investment in Hunter Ridge. Previously Nucor’s steel trading businesses and rebar distribution businesses were reported in an “All other” category. Beginning in the first quarter of 2013, these businesses were reclassified to the steel mills segment as part of a realignment of Nucor’s reportable segments to better reflect the way in which they are managed. The segment data for the comparable period has also been reclassified into the steel mills segment in order to conform to the current year presentation. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment. Additionally, the composition of assets by segment at December 31, 2012 was reclassified during the third quarter of 2013 to conform with the current quarter presentation. This reclassification between segments did not have any impact on the consolidated asset balances.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash and investments, allowances to eliminate intercompany profit in inventory, fair value of natural gas hedges, deferred income tax assets, federal and state income taxes receivable, the LIFO reserve and investments in and advances to affiliates.

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Net sales to external customers:
Steel mills	$3,435,884	$3,319,518	$9,901,471	$10,682,810
Steel products	964,153	1,006,366	2,690,604	2,840,055
Raw materials	540,899	475,322	1,565,221	1,455,134

	$4,940,936	$4,801,206	$14,157,296	$14,977,999

Intercompany sales:
Steel mills	$652,077	$670,876	$1,924,222	$1,997,879
Steel products	24,909	17,179	75,036	52,958
Raw materials	2,391,502	2,080,150	6,738,485	7,441,529
Corporate/eliminations	(3,068,488)	(2,768,205)	(8,737,743)	(9,492,366)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$310,591	$218,367	$819,951	$944,598
Steel products	31,018	(10,252)	51,167	(34,094)
Raw materials	(493)	14,535	13,261	44,223
Corporate/eliminations	(92,914)	(30,875)	(330,517)	(321,697)

	$248,202	$191,775	$553,862	$633,030

	Sept. 28, 2013	Dec. 31, 2012
Segment assets:
Steel mills	$8,137,612	$7,894,974
Steel products	2,986,752	2,935,146
Raw materials	3,746,813	3,400,690
Corporate/eliminations	220,599	(78,751)

	$15,091,776	$14,152,059

19.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Basic net earnings per share:
Basic net earnings	$147,597	$110,308	$317,531	$367,711
Earnings allocated to participating securities	(518)	(412)	(1,324)	(1,242)

Net earnings available to common stockholders	$147,079	$109,896	$316,207	$366,469

Average shares outstanding	319,341	318,463	318,979	318,042

Basic net earnings per share	$0.46	$0.35	$0.99	$1.15

Diluted net earnings per share:
Diluted net earnings	$147,597	$110,308	$317,531	$367,711
Earnings allocated to participating securities	(518)	(412)	(1,324)	(1,242)

Net earnings available to common stockholders	$147,079	$109,896	$316,207	$366,469

Diluted average shares outstanding:
Basic shares outstanding	319,341	318,463	318,979	318,042
Dilutive effect of stock options and other	185	57	153	71

	319,526	318,520	319,132	318,113

Diluted net earnings per share	$0.46	$0.35	$0.99	$1.15

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive:

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Anti-dilutive stock options:
Weighted average shares	—	801	183	534

Weighted average exercise price	$—	$42.07	$44.51	$42.07

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

In late June 2012, Nucor completed the acquisition of the entire equity interest in Skyline Steel LLC (“Skyline”) and its subsidiaries for the cash purchase price of approximately $675.4 million. Skyline is a steel foundation manufacturer and distributor serving the U.S., Canada, Mexico and Caribbean. Its steel products are used in marine construction, bridge and highway construction, heavy civil construction, storm protection, underground commercial parking, and environmental containment projects in the infrastructure and construction industries. Skyline is a significant consumer of H-piling and sheet piling from Nucor-Yamato Steel Company, and is a growing downstream consumer of Nucor’s coiled plate and sheet products. Skyline’s results since the acquisition date are included in the steel mills segment’s results.

In August 2012, Nucor sold the assets of Nucor Wire Products Pennsylvania, Inc. Nucor continues to produce wire and mesh products at facilities in Utah, Connecticut and our Laurel LEC Operations in Canada.

In October 2012, a subsidiary of Nucor entered into a long-term agreement with Encana Oil & Gas (USA) Inc. (Encana) under which Nucor acquired an undivided 50% working interest in U.S.-based proven natural gas reserves. Nucor’s estimated minimum contractual investment is approximately $3.64 billion for the drilling and completion of natural gas wells over the life of the agreement that is projected to span more than 20 years. Natural gas produced by our working interest drilling programs is sold to offset exposure to the volatility of the price of natural gas we use in our steel production and DRI facilities.

Nucor acquired a 50% economic and voting interest in Hunter Ridge in November 2012. Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling program. As of September 28, 2013, Nucor’s investment in Hunter Ridge was $132.9 million.

The start-up of operations on our 2,500,000-ton DRI facility in Louisiana could be delayed until the end of the year. Nucor Steel Louisiana was finishing construction of its new DRI plant and preparing to begin production when a storage dome collapsed late in the third quarter. There were no injuries sustained, and there was no environmental impact as a result of the dome collapse.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 74%, 58% and 62%, respectively, in the first nine months of 2013 compared with 75%, 61% and 65%, respectively, in the first nine months of 2012.

Results of Operations

Net Sales Net sales to external customers by segment for the third quarter and first nine months of 2013 and 2012 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (26 Weeks) Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
Steel mills	$3,435,884	$3,319,518	4%	$9,901,471	$10,682,810	-7%
Steel products	964,153	1,006,366	-4%	2,690,604	2,840,055	-5%
Raw materials	540,899	475,322	14%	1,565,221	1,455,134	8%

Net sales	$4,940,936	$4,801,206	3%	$14,157,296	$14,977,999	-5%

Net sales for the third quarter of 2013 increased 3% over the third quarter of 2012. Average sales price per ton decreased 4% from $832 in the third quarter of 2012 to $801 in the third quarter of 2013, while total tons sold to outside customers increased 7% from the same period last year.

Net sales for the first nine months of 2013 decreased 5% from the first nine months of 2012. Average sales price per ton decreased 6% from $850 in the first nine months of 2012 to $799 in the first nine months of 2013, while total tons sold to outside customers increased 1% over the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	% Change	Sept. 28, 2013	Sept. 29, 2012	% Change
Steel production	5,202	4,819	8%	14,912	15,139	-1%

Outside steel shipments	4,640	4,313	8%	13,248	13,352	-1%
Inside steel shipments	719	730	-2%	2,211	2,128	4%

Total steel shipments	5,359	5,043	6%	15,459	15,480	-

Net sales for the steel mills segment increased 4% over the third quarter of 2012 due to an 8% increase in tons sold to outside customers, partially offset by a 4% decrease in the average sales price per ton from $775 to $741. Average selling prices decreased in the third quarter of 2013 as compared to the third quarter of 2012 in all of our steel categories (sheet, bar, plate and structural) due to increased imports and excess capacity.

As compared to the second quarter of 2013, third quarter sheet steel outside shipments improved by 9% as a result of competitor supply disruptions, customer inventory restocking and some market demand improvement. Structural steel outside shipments improved by 18% over the second quarter of 2013 due to Nucor-Yamato Steel Company’s (“NYS”) higher production following its 17 day planned outage during the second quarter and customer inventory restocking. Demand in nonresidential construction markets is slowly improving but continues to lack sustained momentum. The strongest markets continue to be in manufactured goods, including energy and automotive.

The 7% decrease in sales from the first nine months of 2012 to the first nine months of 2013 in the steel mills segment was attributable to a 7% decrease in the average sales price per ton from $804 to $747, and a 1% decrease in tons sold to outside customers.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Nine Months (39 weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	% Change	Sept. 28, 2013	Sept. 29, 2012	% Change
Joist production	86	78	10%	248	217	14%
Deck sales	90	80	13%	242	221	10%
Cold finish sales	113	118	-4%	359	388	-7%
Fabricated concrete reinforcing steel sales	305	343	-11%	813	915	-11%

The 4% decrease in the steel products segment’s sales from the third quarter of 2012 was due to a 4% decrease in volume and a slight decrease in average sales price per ton from $1,371 to $1,369. The 5% decrease in the steel products segment’s sales for the first nine months of the year was due to a 5% decrease in volume and a 1% decrease in average sales price per ton from $1,384 to $1,374. Sales in the steel products segment remain depressed due to the continued weakness in the nonresidential construction market. Sales of fabricated concrete reinforcing steel decreased in the third quarter and first nine months of 2013 as compared to the third quarter and first nine months of 2012 due to an 11% decrease in volume partially offset by an increase in pricing.

The sales for the raw materials segment increased 14% over the third quarter of 2012 and 8% over the first nine months of 2012 primarily due to increased volumes at DJJ’s recycling and brokerage businesses and at our natural gas drilling working interests. In the third quarter of 2013, approximately 82% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 13% of the outside sales were from the scrap processing facilities (85% and 13%, respectively, in the third quarter of 2012). In the first nine months of 2013, approximately 83% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 13% of outside sales were from the scrap processing facilities (85% and 13%, respectively, in the first nine months of 2012).

Gross Margins For the third quarter of 2013 , Nucor recorded gross margins of $408.5 million (8%), compared to $348.7 million (7%) in the third quarter of 2012. The gross margin was impacted by the 7% increase in tons shipped to outside customers, partially offset by the 4% decrease in average sales price per ton along with the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 2% from $380 in the third quarter of 2012 to $372 in the third quarter of 2013; however, metal margin per ton also decreased. Despite the decrease in metal margin per ton, total metal margin dollars increased in the third quarter of 2013 compared to the third quarter of 2012 due to the 8% increase in shipments to outside customers in the steel mills segment. Metal margins in the third quarter of 2013 were unchanged from the second quarter of 2013. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. Scrap prices were relatively flat throughout the third quarter of 2013. As we begin the fourth quarter, we have seen scrap prices remain consistent with the third quarter. We currently expect low volatility in scrap prices in the fourth quarter.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s current estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margins were impacted by a LIFO credit of $18.0 million in the third quarter of 2013, compared with a credit of $84.0 million in the third quarter of 2012.

•	Nucor’s gross margins were negatively impacted in the third quarter of 2012 by $28.2 million in inventory related purchase accounting adjustments associated with the acquisition of Skyline.

•	Energy costs decreased approximately $3 per ton from the third quarter of 2012 due mainly to lower natural gas unit costs and higher production volumes.

•

Gross margins at our rebar fabrication businesses increased significantly in the third quarter of 2013 as compared to the third quarter of 2012 due to higher average sales prices and the effects of management initiatives that have resulted in lower costs, better selling strategies and improved supplier relationships.

For the first nine months of 2013, Nucor recorded gross margins of $1.02 billion (7%), compared to $1.13 billion (8%) in the first nine months of 2012. The gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 10% from $418 in the first nine months of 2012 to $376 in the first nine months of 2013; however, metal margins also decreased as a result of the 6% decrease in average sales price per ton.

•	Nucor’s gross margins in the first nine months of 2012 were negatively impacted by $36.8 million of inventory related purchase accounting adjustments associated with our acquisition of Skyline.

•	Gross margin was affected by a LIFO credit of $84.0 million in the first nine months of 2012. There was no LIFO charge or credit recorded in the first nine months of 2013.

•	Gross margins at our rebar fabrication businesses increased significantly in the first nine months of 2013 as compared to the first nine months of 2012 due to the reasons described above.

•

Gross margins related to DJJ’s scrap processing operations decreased significantly during the first nine months of 2013 compared to the first nine months of 2012 due to the continued difficult conditions in the scrap processing industry. Gross margins at DJJ’s scrap processing facilities were also impacted by excess shredding capacity and weather-related effects in the first quarter of 2013 that reduced the flow of scrap into our scrap processing operations.

Marketing, Administrative and Other Expenses The major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $10.3 million in the third quarter of 2013 compared to the third quarter of 2012, and decreased $6.2 million in the first nine months of 2013 compared to the first nine months of 2012. Profit sharing and other incentive compensation costs decreased $3.5 million in the third quarter of 2013 compared to the second quarter of 2013 due to the annual restricted stock unit grant and the stock option grant that occurred in the second quarter of 2013.

The increase in marketing, administrative and other expenses in the first nine months of 2013 as compared to the same period in the prior year is due primarily to the inclusion of Skyline’s results for the entire first nine months of 2013 as compared to only being included after its June 2012 acquisition date during the first nine months of 2012.

In the third quarter of 2013, a storage dome collapsed at Nucor Steel Louisiana in St. James Parish. As a result, Nucor recorded a partial write down of assets at the facility, including $7.0 million of inventory and $21.0 million of property, plant and equipment, offset by a $14.0 million insurance receivable that was based on management’s estimate of probable insurance recoveries. The net $14.0 million charge on the Nucor Steel Louisiana assets is included in marketing, administrative and other expenses in the condensed consolidated statement of earnings. In the third quarter of 2012, Nucor sold the assets of Nucor Wire Products Pennsylvania, Inc. The resulting loss of $17.6 million is also recorded in marketing, administrative and other expenses.

Equity in (Earnings) Losses of Unconsolidated Affiliates Equity method investment earnings, including amortization expense and other purchase accounting adjustments were $2.3 million and a loss of $2.3 million in the third quarter of 2013 and 2012, respectively, and were earnings of $2.7 million and a loss of $9.1 million in the first nine months of 2013 and 2012, respectively. The increase in the equity method investment earnings is primarily due to a decrease in losses at Duferdofin Nucor, higher equity method earnings at NuMit, and earnings at Hunter Ridge during the first nine months of 2013 (none in the first nine months of 2012).

Impairment of Non-current Assets Nucor incurred a $30.0 million impairment charge in the second quarter of 2012 (none in the third quarter and first nine months of 2013). The entire 2012 charge related to the impairment of Nucor’s investment in Duferdofin Nucor.

In the fourth quarter of 2012, Nucor assessed its equity investment in Duferdofin Nucor for impairment. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for further impairment. There has been no significant deterioration in near-term financial projections or any other key assumptions since the most recent impairment analysis was performed. However, steel market conditions in Europe have continued to be challenging through the first nine months of 2013, and, therefore, it is reasonably possible that material deviation of future performance compared to the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor that could have a material effect on our results.

Interest Expense (Income) Net interest expense for the third quarter and first nine months of 2013 and 2012 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Interest expense	$38,621	$42,954	$112,978	$132,254
Interest income	(1,154)	(2,649)	(3,792)	(9,226)

Interest expense, net	$37,467	$40,305	$109,186	$123,028

In the third quarter of 2013 gross interest expense decreased 10% from the third quarter of 2012 due to a decrease in average debt outstanding and a decrease in the average interest rate on our debt. Gross interest income decreased due to a decrease in the average interest rate earned on investments combined with decreased average investments.

In the first nine months of 2013, gross interest expense decreased 15% from the first nine months of 2012 due mainly to a decrease in average debt outstanding and a decrease in the average interest rate. Gross interest income decreased due to a decrease in the average interest rate earned on investments combined with decreased average investments.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2013 and 2012 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Steel mills	$310,591	$218,367	$819,951	$944,598
Steel products	31,018	(10,252)	51,167	(34,094)
Raw materials	(493)	14,535	13,261	44,223
Corporate/eliminations	(92,914)	(30,875)	(330,517)	(321,697)

	$248,202	$191,775	$553,862	$633,030

Earnings before income taxes and noncontrolling interests in the steel mills segment for the third quarter of 2013 increased significantly from the third quarter of 2012 due primarily to the higher volume, higher total metal margin dollars and lower per unit energy costs caused by increased production volume. Earnings before income taxes and noncontrolling interests in the steel mills segment in the third quarter of 2013 improved significantly compared with the second quarter of 2013 mainly due to better pricing and volume for sheet steel and increased profitability in structural steel due to NYS’s higher outside sales tons following a planned 17 day outage in the second quarter. Earnings before income taxes and noncontrolling interests for the first nine months of 2013 decreased from the first nine months of 2012 due to lower sales prices, lower shipments to external customers, lower metal margins and the $84.0 million LIFO credit in 2012 (none in 2013). Partially offsetting those factors were decreased profit sharing and other incentive compensation costs in the first nine months of 2013, and both the $36.8 million of purchase accounting adjustments related to the Skyline acquisition and the $30.0 million impairment charge related to Duferdofin Nucor that were recorded in the first nine months of 2012. Although conditions are slowly improving from historically low levels, the nonresidential construction market continues to lack sustained momentum. The strongest end markets continue to be in manufactured goods, including energy and automotive.

Earnings before income taxes and noncontrolling interests in the steel products segment increased in the third quarter and first nine months of 2013 as compared to the third quarter and first nine months of 2012. The steel product’s segment loss in the third quarter and first nine months of 2012 was impacted by the $17.6 million loss on the sale of assets of Nucor Wire Products Pennsylvania Inc. Although the average sales price and volume for the segment were lower than last year’s third quarter and first nine months, profitability at our joist, deck, cold finish and rebar fabrication operations increased in the third quarter and first nine months of 2013 as compared to the respective periods in the prior year. The largest increase was in our rebar fabrication businesses, which experienced higher average sales prices and the effects of management initiatives that have resulted in lower costs, better selling strategies and improved supplier relationships. The steel products segment has had operating profits for five of the last six quarters.

The profitability of our raw materials segment decreased significantly in the third quarter and first nine months of 2013 from the third quarter and first nine months of 2012. Third quarter of 2013 earnings before income taxes and noncontrolling interests also decreased from the second quarter of 2013. The charges related to the net $14.0 million write down of inventory and property, plant and equipment as a result of the dome collapse at Nucor Steel Louisiana contributed to much of the decrease in the third quarter and first nine months of 2013 compared to the prior year, and most of the decrease between the second and third quarters of 2013. The difficult conditions in the scrap processing industry continued in the third quarter of 2013, which has had a negative impact on the profitability of the scrap processing operations of DJJ since the first quarter of 2012. During this time, excess shredding capacity has increased competition for raw materials while the selling price of scrap has decreased in the first nine months of 2013 as compared to the first nine months of 2012. An unplanned 18 day outage at our Trinidad DRI facility in the first quarter of 2013 also contributed to lower profitability for the raw materials segment in the first nine months of 2013 as compared to the first nine months of 2012.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily NYS, of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the third quarter of 2013 as compared to the third quarter of 2012 was driven by increased sales tons at NYS partially offset by a slight decrease in metal margins. Earnings attributable to noncontrolling interests in the first nine months of 2013 increased over the first nine months of 2012 due mainly to improved metal margins partially offset by a decrease in sales tons. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2012, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes The effective tax rate was 28.2% in the third quarter of 2013 compared to 32.3% in the third quarter of 2012. The expected rate for the full year of 2013 will be approximately 29.3% compared with 30.5% for the full year of 2012. The decrease in the effective tax rate for the third quarter of 2013 as compared to the third quarter of 2012 is primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods and the impact of the reversal of tax reserves due to closing of the statute of limitations in the third quarter of 2013.

We estimate that in the next twelve months our gross uncertain tax positions, exclusive of interest, could decrease by as much as $13.5 million as a result of the expiration of the statute of limitations.

Nucor has concluded U.S. federal income tax matters for years through 2009. The 2010 to 2012 tax years are open to examination by the Internal Revenue Service. The tax years 2010 through 2012 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity Nucor reported consolidated net earnings of $147.6 million, or $0.46 per diluted share, in the third quarter of 2013 compared to consolidated net earnings of $110.3 million, or $0.35 per diluted share, in the third quarter of 2012. Net earnings attributable to Nucor stockholders as a percentage of net sales were 3% and 2% in the third quarters of 2013 and 2012, respectively.

Nucor reported consolidated net earnings of $317.5 million, or $0.99 per diluted share, in the first nine months of 2013, compared to consolidated net earnings of $367.7 million, or $1.15 per diluted share, in the first nine months of 2012. Net earnings attributable to Nucor stockholders as a percentage of net sales were 2% in the first nine months of 2013 and the first nine months of 2012. Return on average stockholders’ equity was approximately 6% in the first nine months of both 2013 and 2012.

Outlook Although we expect stability in metal margins, we typically experience lower shipping volumes in the fourth quarter due to seasonal factors. Additionally, we expect extended planned outages during the fourth quarter at our SBQ mill in Norfolk, Nebraska, our sheet mill in Berkeley County, South Carolina, and our structural mill in Blytheville, Arkansas in preparation for our previously announced capital expansion projects at those facilities. As a result, we currently expect to see moderately lower earnings for the fourth quarter of 2013.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2013 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $883.6 million in the first nine months of 2013, a decrease of 21% compared with cash provided by operating activities of $1.12 billion in the first nine months of 2012. Changes in operating assets and liabilities were ($28.5) million in the first nine months of 2013 compared with $186.6 million in the first nine months of 2012. The primary driver of this decrease was changes in accounts receivable and inventory. Accounts receivable and cash used to purchase inventory decreased during the first nine months of 2012 due to the decrease in average sales price per ton and in scrap prices during that period. There was a significant increase in accounts receivable and cash used to purchase inventory during the first nine months of 2013. While scrap prices have remained relatively flat during the period, there was a 5% increase in inventory tons on hand from year-end of 2012. Additionally, even though the average sales price per ton decreased from year-end of 2012, outside sales tons in the third quarter of 2013 were significantly higher than in the fourth quarter of 2012. Also affecting cash provided by operating activities was a $37.8 million decrease in earnings period over period, and the prior year also includes a $30.0 million non-cash charge for the impairment of non-current assets during the first nine months of 2012. This decrease was partially offset by a $53.4 million increase in deferred income taxes.

The current ratio was 3.2 at the end of the third quarter of 2013 and 2.8 at year-end 2012. Accounts receivable and inventories increased 12% and 5%, respectively, since year-end, while sales increased 11% from the fourth quarter of 2012. In the third quarter of 2013, total accounts receivable turned approximately every five weeks and inventories turned approximately every seven weeks. This compares to turns every five weeks for accounts receivable and every six weeks for inventory in the third quarter of 2012. Inventory turnover has worsened slightly from historical rates due mainly to the acquisition of Skyline, which as a distributor must keep a larger supply of inventory on hand. The current ratio was also impacted by a 64% increase in cash and cash equivalents due mainly to the issuance of $999.1 million (net of discounts) of debt during the quarter.

Cash used in investing activities increased $283.0 million from the prior year period. The change is due primarily to a net decrease of $775.3 million in proceeds received from the sale of investments and restricted investments (net of purchases) and changes in restricted cash which were mainly used to fund acquisitions and capital expenditures in 2012. In addition, there was a $274.2 million increase in cash used for capital expenditures over 2012 in large part due to the construction of our DRI facility in Louisiana and the funding of our natural gas working interest drilling program. Partially offsetting the change in net proceeds from investments and capital expenditures was a decrease of $763.7 million in acquisitions. While Nucor had no acquisitions in the first nine months of 2013, our DJJ team acquired three metal recycling companies in the first quarter of 2012, and Nucor closed on the Skyline acquisition for $683.5 million in the second quarter of 2012.

Cash provided by financing activities in the first nine months of 2013 increased by $706.8 million over the first nine months of 2012. During the third quarter, we issued $500.0 million of 4.00% notes due in 2023 and $500.0 million of 5.2% notes due in 2043. The debt issuance effectively refinanced $900.0 million of debt that matured between the fourth quarter of 2012 and the second quarter of 2013. The weighted average interest rate of the new debt is 35 basis points lower than the retired debt, and the new debt also lengthens our debt maturity profile with its weighted average term to maturity of 20 years. Net of discounts, this debt issuance increased cash provided by financing activities by $999.1 million. Partially offsetting the increase due to the debt issuance was a decrease of $250.0 million for the repayment of long-term debt which occurred in the second quarter of 2013. There are currently no long-term debt maturities in the next twelve months. Additionally, over 99% of our long-term debt matures in 2017 and beyond.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $1.77 billion as of September 28, 2013. Our $1.5 billion revolving credit facility is undrawn and was amended and restated during the quarter to extend the maturity date to August 2018. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and a Baa1 rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of September 28, 2013, our funded debt to total capital ratio was 36%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of September 28, 2013.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures increased by 45% from $613.8 million during the first nine months of 2012 to $887.9 million in the first nine months of 2013. Capital expenditures for 2013 are projected to be approximately $1.1 billion compared to $947.6 million in 2012.

In September 2013, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.3675 per share payable on November 8, 2013 to stockholders of record on September 27, 2013. This dividend is Nucor’s 162nd consecutive quarterly cash dividend.

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

Natural gas produced by Nucor’s working interest drilling program is being sold to third parties to offset our exposure to changes in the price of gas consumed by its Louisiana DRI facility. In addition to its future natural gas needs at the new DRI facility scheduled to begin operations later this year, Nucor is also a substantial consumer of natural gas at its steel mill operations. We expect that the natural gas produced through the drilling program will be sufficient to cover Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants. However, the natural gas production from the working interest drilling program currently does not completely cover the natural gas usage at our operating facilities. For the nine months ended September 28, 2013, the volume of natural gas sold from our natural gas working interest drilling program was equal to 60% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At September 28, 2013, there were no amounts in accumulated other comprehensive income (loss) related to derivative instruments as all of our previously held positions have settled. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at September 28, 2013, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Aluminum	$1,507	$3,768
Copper	$1,832	$4,581

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended September 28, 2013, filed on November 6, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: November 6, 2013

NUCOR CORPORATION

List of Exhibits to Form 10-Q – September 28, 2013

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended September 28, 2013, filed on November 6, 2013, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.