Form 10-K
period 2013-12-31
NUCOR CORP
filed 2014-02-28
CIK 73309

2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates was approximately $13.69 billion based upon the closing sales price of the registrant’s common stock on the last business day of our most recently completed second fiscal quarter, June 29, 2013.

318,366,149 shares of common stock were outstanding at February 21, 2014.

Documents incorporated by reference include: Portions of the registrant’s 2013 Annual Report (Parts I, II and IV), and portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders (Part III) to be filed within 120 days after the registrant’s fiscal year end.

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

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2013, we recycled approximately 19.2 million tons of scrap steel.

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

In order to optimize our existing operations, we commit a significant portion of our capital expenditures each year to projects that enhance productivity and improve costs, as well as allow us to produce more value-added and typically higher-margin products at our existing facilities. The heat treat line at our Hertford County, North Carolina mill became operational in 2010, which has allowed Nucor to grow its presence in higher-margin products where greater strength and abrasion resistance is required. The heat treat line allows us to improve the product mix allocation between our two plate mills and four sheet mills to improve margins at those facilities. Also at the Hertford County mill, we commissioned a vacuum tank degasser in 2012, and we began operating a normalizing line in 2013. During 2012, Nucor began work on a $290 million strategic investment to expand our special bar quality (“SBQ”) and wire rod production capabilities at our Tennessee, Nebraska and South Carolina bar mills by approximately one million tons. The following achievements illustrate the significant progress that was made on these projects during 2013: production began on the new wire rod mill located in South Carolina, our Nebraska mill successfully started up its upgraded rolling mill and our Tennessee mill completed the installation and commissioning of a new quality assurance line. The SBQ projects, which we expect to be completed over the course of 2014 and 2015, will allow us to produce engineered bar for the most demanding applications while maintaining our market share in commodity bar products by shifting production to our other bar mills. Other planned value-added projects at existing operations include the vacuum tank degasser that began operating at our Hickman, Arkansas mill in late 2012 and the modernization of casting, hot rolling and downstream operations that will allow us to produce wider and lighter gauge hot-rolled and cold-rolled steel products at our Berkeley, South Carolina mill beginning in early 2014.

As part of the execution of our raw materials strategy, we have a goal of controlling between six and seven million tons of annual capacity in high-quality scrap substitutes. Our 2,500,000 metric tons-per-year DRI facility in St. James Parish, Louisiana began production in December 2013. Between our existing DRI plant in Trinidad, which we expanded in recent years to increase the annual capacity from 1,800,000 to 2,000,000 metric tons, and our new facility in Louisiana, we will be approximately two-thirds of the way towards that goal.

The DRI-making process requires significant volumes of natural gas. To ensure the new DRI plant in Louisiana has a sustained advantage from lower natural gas costs, Nucor entered into two long-term, onshore natural gas working interest drilling programs in U.S.-based proven reserves with Encana Oil & Gas (USA) Inc. (“Encana”) that allow us to better manage our exposure to natural gas pricing volatility and our overall energy demand for our operations. The natural gas produced by these two programs will be sold to offset our exposure to the volatility of the price of natural gas consumed by the Louisiana DRI facility and our other operations. In December 2013, Nucor announced that we and Encana made a joint decision to temporarily suspend drilling new natural gas wells. The joint decision was made due to the current weak natural gas pricing environment. This joint decision demonstrates the flexibility of our partnership with Encana to react to market conditions to the mutual benefit of both parties while still allowing us to better manage our exposure to natural gas pricing volatility at our operating divisions that consume natural gas.

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

Although the pace at which we have been acquiring other companies has slowed in the past few years, the acquisition of Skyline Steel LLC (“Skyline”) in 2012 was a notable exception. The Skyline acquisition is an important strategic investment as it pairs Skyline’s leadership position in the steel piling distribution market with our Nucor-Yamato Steel Company (“Nucor-Yamato”) joint venture’s position as the market leader in steel piling manufacturing. To build upon the synergies in the piling market serviced by Skyline, Nucor announced that Nucor-Yamato will be expanding to broaden its range of hot-rolled piling products. Upon completion in mid-2014, this project will add several new sheet piling sections, increasing the single sheet widths by 22% and providing a lighter, stronger sheet covering more area at a lower installed cost.

In 2010, we entered into an agreement with Mitsui & Co. (U.S.A.) to form NuMit LLC (“NuMit”), in which we own a 50% economic and voting interest. NuMit owns 100% of the equity interest in Steel Technologies LLC (“Steel Technologies”), which operates 24 sheet processing facilities located throughout the United States, Canada and Mexico. Since our investment in NuMit began, Steel Technologies constructed a flat-rolled steel processing operation in Celaya, Mexico, that became operational in late 2012. The 125,000-square-foot facility is equipped with two slitting lines. Additionally, Steel Technologies’ new flat-rolled steel processing facility in the Bajio region of Mexico became fully operational in November 2013. These new investments will allow us to capitalize on the rapid growth in the Mexican automotive industry.

Segments

Nucor reports its results in three segments: steel mills, steel products and raw materials. Net sales to external customers, intercompany sales, depreciation expense, amortization expense, earnings before income taxes and noncontrolling interests, assets and capital expenditures by segment for each of the three fiscal years in the three-year period ended December 31, 2013 are set forth in Note 23 of the Notes to Consolidated Financial Statements included in Nucor’s 2013 Annual Report, which is hereby incorporated by reference. The steel mills are Nucor’s largest segment, representing approximately 70% of the Company’s sales to external customers in the fiscal year ended December 31, 2013.

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

Nucor’s equity method investments in Duferdofin Nucor S.r.l. and NuMit are included in the steel mills segment. Also included in the steel mills segment are our international trading companies that buy and sell steel and steel products that Nucor and other steel producers have manufactured. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, the Company produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas working interest drilling programs with Encana and Nucor’s equity method investment in Hunter Ridge Energy Services LLC.

Markets and Marketing

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada, Mexico and, increasingly, elsewhere in the world. Nucor produces hot-rolled, cold-rolled and galvanized sheet steel in standard grades and to customers’ specifications while maintaining inventories to fulfill anticipated orders. We estimate that approximately 65% of our sheet steel sales in 2013 were to contract customers. The balance of our sheet steel sales was made in the spot market at prevailing prices at the time of sale. The proportion of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons to maximize profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions. These sheet sales contracts permit price adjustments to reflect changes in prevailing raw material costs and market conditions. These sheet sales contracts typically have terms ranging from six to twelve months. Steel contract sales outside of our sheet operations are not significant.

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

In 2013, approximately 86% of the shipments made by our steel mills segment were to external customers. The balance of the steel mill segment’s shipments went to our piling distributor and our downstream joist, deck, rebar fabrication, fastener, metal buildings and cold finish operations.

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

We market products from the steel mills and steel products segments mainly through in-house sales forces. We also utilize our internal trading companies to market our products abroad. The markets for these products are largely tied to capital and durable goods spending and are affected by changes in general economic conditions.

In the raw materials segment, we process ferrous and nonferrous scrap metal for use in our steel mills and for sale to various domestic and international external customers. We also broker ferrous and nonferrous metals and scrap substitutes, supply ferro-alloys, and provide transportation, material handling and other services to users of scrap metals. Our primary external customers for ferrous scrap are electric arc furnace steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2013, approximately 13% of the ferrous and nonferrous metals and scrap substitutes tons we processed were sold to external customers. We used the balance in our steel mills.

Also within the raw materials segment are our DRI plants in Trinidad and Louisiana that produce iron inputs exclusively for use in the Nucor mills, as well as our working interest drilling programs. All natural gas produced by the working interest drilling programs is and will be sold to outside parties, and as a result the revenues from these sales are a small but increasing amount of our revenues.

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $1.77 billion and $1.46 billion at December 31, 2013 and 2012, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from our downstream businesses. Nucor’s backlog of orders in the steel products segment was approximately $1.27 billion and $1.17 billion at December 31, 2013 and 2012, respectively. The majority of these orders will be filled within one year. Order backlog within our raw materials segment is not significant because the majority of the raw materials that segment produces are used internally.

Sources and Availability of Raw Materials

The primary raw materials for our steel mills segment are ferrous scrap and scrap substitutes such as pig iron, DRI and HBI. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce a ton of steel. As of December 31, 2013, DJJ operated over 70 scrap recycling facilities, and our annual scrap processing capability exceeded five million tons. DJJ acquires ferrous scrap from numerous sources including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. We purchase pig iron as needed from a variety of sources and operate DRI plants in Trinidad and Louisiana with respective capacities of 2,000,000 and 2,500,000 metric tons annually. The primary raw material for our DRI facilities is iron ore, which we purchase from various international suppliers. Our newly constructed Louisiana DRI facility is the first phase of a multi-phase plan that is expected to include additional operations in Louisiana.

In 2010, Nucor entered into an agreement with Encana that involves drilling and completing onshore natural gas wells in U.S.-based proven reserves over an approximate seven-year period that began in June 2010. Nucor entered into a second and more extensive drilling agreement with Encana in late 2012 that is projected to span more than 20 years. Natural gas produced by these working interest drilling programs is being sold to offset our exposure to the volatility of the price of gas consumed by our Louisiana DRI facility. In the fourth quarter of 2013, Nucor and Encana announced an agreement to temporarily suspend drilling new natural gas wells given current expectations that the natural gas pricing environment will be weak in 2014. By the middle of 2014, all in-process wells will be completed. At that point, there will be over 300 producing wells providing enough natural gas to cover our Louisiana DRI plant’s expected consumption into 2015. In addition to our natural gas needs at the new DRI facility, Nucor is also a substantial consumer of natural gas at our steel mill operations. Once drilling resumes, the drilling of natural gas wells under the two agreements is expected to be sufficient to cover Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants.

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

Energy Consumption and Costs

Our steel mills are large consumers of electricity and natural gas. Our DRI facilities in Trinidad and Louisiana are large consumers of natural gas. Consequently, we use a variety of strategies to manage our exposure to price risk of natural gas, including cash flow hedges and our natural gas working interest drilling programs.

Historically, manufacturers in the United States have benefitted from relatively stable and competitive energy costs that have allowed them to compete on an equal footing in the increasingly global marketplace. The availability and prices of electricity and natural gas are influenced today, however, by many factors including changes in supply and demand, advances in drilling technology and, increasingly, changes in public policy relating to energy production and use. Because energy is such a significant cost of products sold for Nucor, we strive continually to make our operations in all three of our business segments more energy efficient. We also closely monitor developments in public policy relating to energy production and consumption. When appropriate, we work to shape those developments in ways that we believe will allow us to continue to be a competitive producer of steel and steel products in an increasingly competitive global marketplace.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products and raw materials. These markets are highly competitive with many domestic and foreign firms participating, and, as a result of this highly competitive environment, we find that we primarily compete on price and service.

Our electric arc furnace steel mills face many different forms of competition, including integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other electric arc furnace mills, foreign imports and alternative materials. Large integrated steel producers have the ability to manufacture a wide variety of products but face significantly higher energy costs and are often burdened with higher capital and fixed operating costs. Electric arc furnace mill producers such as Nucor are sensitive to increases in scrap prices but tend to have lower capital and fixed operating costs compared with integrated steel producers.

Over the last few years, Nucor has experienced increased competition stemming from significant excess capacity, both domestic and foreign. Although there were no noteworthy additions to domestic capacity in 2013, oversupply is still a significant issue. While steel imports decreased slightly from 2012, the overall level of finished and semi-finished steel imports is still extremely high at 30% of the U.S. steel market. These artificially-priced imports make it very difficult for Nucor to maintain sales prices and profit levels.

Competition from foreign steel and steel product producers presents unique challenges for us. Imported steel and steel products often benefit from government subsidies, either directly or indirectly through government-owned enterprises or government-owned or controlled financial institutions. In particular, competition from steel imported from China, which accounts for more than 45% of the steel produced annually in the world, is a major challenge. We believe that Chinese producers, many of whom are government-owned in whole or in part, benefit from their government’s manipulation of foreign currency exchange rates and from the receipt of government subsidies, which allow them to sell their products below cost. These distorting trade practices are widely recognized as being unfair and have been challenged successfully as violating world trade rules. Examples of successful challenges include the imposition of antidumping duty orders on imports of line pipe, oil country tubular goods, rebar, cut-to-length plate and hot-rolled sheet from China.

China’s aggressive trade practices, left unchallenged, seriously undermine the ability of Nucor and other domestic producers to compete on price. China’s artificially lowered production costs have significantly contributed to the exodus of manufacturing jobs from the United States. When such an exodus occurs, the U.S. economy is weakened and Nucor’s customer base is diminished. Rigorous trade law enforcement is critical to our ability to maintain our competitive position against foreign producers that engage in unlawful trade practices. Nucor has been active in calling on policymakers to enforce global trade agreements and address the jobs crisis in the United States.

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

Environmental Laws and Regulations

Our business operations are subject to numerous federal, state and local laws and regulations intended to protect the environment. The principal federal environmental laws include the Clean Air Act (“CAA”) that regulates air emissions; the Clean Water Act (“CWA”) that regulates water discharges; the Resource Conservation and Recovery Act (“RCRA”) that addresses solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that governs releases of, and remediation of, sites contaminated by hazardous substances. Our operations are also subject to state laws and regulations that are patterned on these and other federal laws.

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

The CAA imposes stringent limits on air emissions with a federally mandated operating permit program administered by the states with civil and criminal enforcement sanctions. Each of our steel mills is required to operate in compliance with its permit or potentially incur sanctions for failing to do so. Because of the size of our steelmaking operations, they are subject to new “Greenhouse Gasses” (“GHGs”) regulations and are required to do GHG Best Available Control Technology (“BACT”) evaluations when their permits are modified. There is still uncertainty and very little guidance from USEPA as to what is or may be considered GHG BACT for steelmaking operations. Our operations are currently properly permitted, and we will not need to make these determinations unless and until these permits are modified. Based on current guidance, we do not expect these requirements to have a material adverse effect on our results of operations, cash flows or financial condition.

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

Capital expenditures at our facilities that are associated with environmental regulation compliance for 2014 and 2015 are estimated to be less than $100 million per year.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and be innovative. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. We have fewer than 100 employees in our executive office. The majority of Nucor’s 22,300 employees are not represented by labor unions.

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

The continuing economic downturn as a result of the deep global recession that began in the United States in December 2007 and officially ended in June 2009 is continuing to have an adverse effect on demand for our products and consequently the results of our operations, financial condition and cash flows. Apprehension about the potential economic consequences of continuing domestic political wrangling over budgetary decisions and debt ceiling limits could negatively impact demand for our products. In addition, uncertainties in Europe regarding the financial sector and debt crises and the potential impact on banks in other regions of the world will continue to weigh on global and domestic growth.

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

Long-term unemployment for those unemployed for more than six months remains high and the housing market and nonresidential construction market remain depressed. High unemployment and a weak housing market have an impact on downstream demand for many of our products. Additionally, nonresidential construction, including publicly financed state and municipal projects, has slowed significantly due to overcapacity of commercial properties and the reluctance of state and local governments to borrow to spend on capital projects when their operating expenses are in many cases growing faster than their revenues from taxes and other sources.

Our industry is cyclical and both recessions and prolonged periods of slow economic growth could have an adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, metals service centers, appliance and automotive industries. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. The global economic recession of 2008-2009 and subsequent anemic economic recovery period, coupled with the lingering effects of the global financial and credit market disruptions, have had a historic negative impact on the steel industry and Nucor. These events contributed to an unprecedented decline in pricing for steel and steel products, weak end-markets and continued depressed demand, resulting in extraordinary volatility in our financial results since the last up-cycle. In 2009, we reported a net loss of $293.6 million, the first in the Company’s history. Although we have since returned to profitability, the economic outlook remains uncertain both in the United States and globally. While we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of the depressed economic conditions that are contributing to reduced demand for our products. Future economic downturns or a prolonged slow-growth or stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

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

Competition from other producers, imports or alternative materials may adversely affect our business.

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

Since 2011, automobile producers have begun taking steps towards complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these new standards, they may reduce the amount of steel or begin utilizing alternative materials in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America. Certain automakers have announced that they will use greater amounts of aluminum and smaller proportions of steel in some 2015 models that will be available next year.

The results of our operations are sensitive to volatility in steel prices and the cost of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with raw materials, including both scrap and scrap substitutes that are critical to the manufacture of our products. Although we have vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also acquiring DJJ, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States. Although we believe that the supply of scrap and scrap substitutes is adequate to operate our facilities, prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap demands of our global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation. Many countries that export steel into our markets restrict the export of scrap, protecting the supply chain of some foreign competitors. This trade practice creates artificial competitive advantage for foreign producers that could limit our ability to compete in the U.S. market.

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

The financial performance and condition of our natural gas drilling programs are substantially dependent on the prevailing prices of natural gas and liquids. Fluctuations in natural gas or liquids prices could have an adverse effect on the Company’s natural gas operations and financial condition and the value and recovery of its reserves in the working interest drilling programs. Prices for natural gas and liquids fluctuate in response to changes in the supply and demand for natural gas and oil, market uncertainty and a variety of additional factors beyond the Company’s control. A substantial or extended decline in the price of natural gas could result in further delay or cancellation of existing or future drilling programs or curtailment in production at some properties, all of which could have an adverse effect on the Company’s revenues, profitability and cash flows.

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

The USEPA continues to press forward with new regulations that control GHG and other NAAQS pollutants. Most of these and other related regulations are already, or we expect will shortly be, challenged in court. Until all proposed GHG emission regulations are adopted in final form and all legal challenges are resolved, we cannot reliably estimate their full impact on our financial condition, operating performance or ability to compete. Because some foreign steel producers are not subject to these same indirect cost increases, our products could be at a further competitive disadvantage. In addition to increased costs of production, we could also incur costs to defend and resolve legal claims and other litigation related to new air and water quality regulations and the alleged impact of our operations on the environment.

Environmental compliance and remediation could result in substantially increased costs and materially adversely impact our competitive position.

Our operations are subject to numerous federal, state and local laws and regulations relating to protection of the environment, and we, accordingly, make provision in our financial statements for the estimated costs of compliance. These laws are becoming increasingly stringent, resulting in inherent uncertainties in these estimates. To the extent that competitors, particularly foreign steel producers and manufacturers of competitive products, are not required to incur equivalent costs, our competitive position could be materially adversely impacted. If one of our permits is revoked or if we were to experience significant delays in obtaining a permit modification or a new permit, this could result in operational delays at one or more of our facilities, causing a negative impact on our results of operations and cash flows.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Various legislative efforts, at all levels, are in process that are intended to further regulate the hydraulic fracturing process used by the oil and gas industry. Hydraulic fracturing is an important and commonly used process in the completion of natural gas wells in shale and tight sand formations, including all of those in our working interest natural gas drilling program. This process involves the injection of water, chemicals and, at times, sand under pressure into rock formations to stimulate the production of natural gas, oil and natural gas liquids. Sponsors of these proposals and regulations have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies and/or that hydraulic fracturing could pose a variety of other risks. Any onerous governmental regulations could lead to operational delays, increased operating costs that could make it more difficult to perform hydraulic fracturing and possibly even the cessation of drilling.

We acquire businesses from time to time and we may encounter difficulties in integrating businesses we acquire.

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

The steelmaking business is subject to numerous inherent risks, particularly unplanned events such as explosions, fires, other accidents, natural disasters such as floods or earthquakes, unplanned critical equipment failures, acts of terrorism, inclement weather and transportation interruptions. While our insurance coverage could offset losses relating to some of those types of events, our results of operations and cash flows could be adversely impacted to the extent any such losses are not covered by our insurance.

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2013, our total capital expenditures, excluding acquisitions, were approximately $3.44 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds or from borrowings under our $1.5 billion unsecured revolving credit facility, we cannot assure you that this will be the case. Additional acquisitions could require financing from external sources.

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

We are subject to legal proceedings and legal compliance risks.

We spend substantial resources ensuring that we comply with governmental safety and environmental regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and compliance risks in respect of various issues, including regulatory, environmental, employment, intellectual property, contractual and governmental matters, that arise in the course of our business and in our industry. For information regarding our current significant legal proceedings, see Item 3. Legal Proceedings. A negative outcome in an unusual or significant legal proceeding or compliance investigation could adversely affect our financial condition and results of operations. While we believe that we have adopted appropriate risk management and compliance programs, the nature of our operations means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own all of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,560,000	Steel shapes, flat-rolled steel
Berkeley County, South Carolina	2,170,000	Flat-rolled steel, steel shapes
Decatur, Alabama	2,000,000	Flat-rolled steel
Crawfordsville, Indiana	1,900,000	Flat-rolled steel
Norfolk, Nebraska	1,460,000	Flat-rolled steel
Hickman, Arkansas	1,450,000	Steel shapes
Hertford County, North Carolina	1,220,000	Steel shapes
Plymouth, Utah	1,200,000	Steel plate
Jewett, Texas	1,080,000	Steel shapes
Darlington, South Carolina	970,000	Steel shapes
Seattle, Washington	640,000	Steel shapes
Memphis, Tennessee	570,000	Steel shapes
Auburn, New York	450,000	Steel shapes
Marion, Ohio	440,000	Steel shapes
Kankakee, Illinois	430,000	Steel shapes
Jackson, Mississippi	420,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Tuscaloosa, Alabama	370,000	Steel plate
Birmingham, Alabama	280,000	Steel shapes
Wallingford, Connecticut	260,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,080,000	Joists, deck, cold finished bar
Brigham City, Utah	730,000	Joists, cold finished bar
Grapeland, Texas	680,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	540,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck

The steel mills segment also includes Skyline, our steel foundation distributor with U.S. manufacturing facilities in eight states and one facility in Canada. Additionally, we have a distribution center in Pompano Beach, Florida and in Mexico.

In the steel products segment, we have 77 additional operating facilities in 37 states and 28 operating facilities in Canada. Our affiliate, Harris Steel, also operates multiple sales offices in Canada and certain other foreign locations.

In the raw materials segment, DJJ has 77 operating facilities in 16 states along with multiple brokerage offices in the U.S. and certain other foreign locations. Nucor’s raw materials segment also includes our DRI facilities. Nucor has DRI facilities in Point Lisas, Trinidad and St. James Parish, Louisiana. A significant portion of the DRI production process occurs outdoors. The Trinidad site, including leased land, is approximately 1.84 million square feet. The Louisiana site, which began operations in December 2013, has approximately 174.2 million square feet of owned land with buildings that total approximately 72,000 square feet.

During 2013, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 74%, 58% and 62% of production capacity, respectively.

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

Nucor is from time to time a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows. Nucor maintains liability insurance for certain risks that is subject to certain self-insurance limits.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

James R. Darsey (58)—Mr. Darsey has been an Executive Vice President of Nucor since September 2010. He was promoted to Vice President in 1996 and to President of the Vulcraft/Verco Group in 2007. He was General Manager of Nucor Steel, Jewett, Texas from 1999 to 2007; General Manager of Vulcraft, Grapeland, Texas from 1995 to 1999; Engineering Manager of Vulcraft, Grapeland, Texas from 1987 to 1995; and Engineering Manager of Vulcraft, Brigham City, Utah from 1986 to 1987. He began his Nucor career in 1979 as a Design Engineer at Vulcraft, Grapeland, Texas.

John J. Ferriola (61)—Mr. Ferriola became Chairman of the Board of Directors of Nucor in January 2014, has served as Chief Executive Officer since January 2013 and has served as President since January 2011. He has also been a director of Nucor since January 2011. Previously, Mr. Ferriola served as President and Chief Operating Officer from January 2011 to December 2012 and, prior to that, as Chief Operating Officer of Steelmaking Operations from 2007 to 2010, Executive Vice President from 2002 to 2007 and Vice President from 1996 to 2001. He was General Manager of Nucor Steel, Crawfordsville, Indiana from 1998 to 2001; General Manager of Nucor Steel, Norfolk, Nebraska from 1995 to 1998; General Manager of Vulcraft, Grapeland, Texas in 1995; and Manager of Maintenance and Engineering at Nucor Steel, Jewett, Texas from 1992 to 1995.

James D. Frias (57)—Mr. Frias has been Chief Financial Officer, Treasurer and Executive Vice President since January 2010. He was a Vice President of Nucor from 2006 to 2009. Mr. Frias previously served as Corporate Controller from 2001 to 2009; Controller of Nucor Steel, Crawfordsville, Indiana from 1994 to 2001; and Controller of Nucor Building Systems, Waterloo, Indiana from 1991 to 1994.

Keith B. Grass (57)—Mr. Grass became an Executive Vice President of Nucor in February 2008 when Nucor acquired DJJ. He has served as Chief Executive Officer of DJJ since 2000 and served as President of DJJ from 2000 until December 2012. Prior to 2000, Mr. Grass held the following positions with DJJ: President and Chief Operating Officer of the Metal Recycling Division during 1999; President of the International Division from 1996 to 1998; Vice President of Trading from 1992 to 1996; District Manager of the Chicago trading office from 1988 to 1992; District Manager of the Detroit office from 1986 to 1988; and District Manager of the Omaha office from 1985 to 1986. Mr. Grass began his career as a brokerage representative in DJJ’s Chicago office in 1978.

Ladd R. Hall (57)—Mr. Hall has been an Executive Vice President of Nucor since September 2007. He was Vice President and General Manager of Nucor Steel, Berkeley County, South Carolina from 2000 to 2007; Vice President and General Manager of Nucor Steel, Darlington, South Carolina from 1998 to 2000; Vice President of Vulcraft, Brigham City, Utah from 1994 to 1998 and General Manager there from 1993 to 1994; General Manager of Vulcraft, Grapeland, Texas in 1993; Sales Manager of Vulcraft, Brigham City, Utah from 1988 to 1993; and Inside Sales at Nucor Steel Plymouth, Utah from 1981 to 1988.

Raymond S. Napolitan, Jr. (56)—Mr. Napolitan became an Executive Vice President of Nucor in June 2013. He was elected Vice President of Nucor in 2007. He served as President of Nucor’s Vulcraft/Verco group from 2010 until 2013; President of American Buildings Company from 2007 until 2010; General Manager of Nucor Buildings Systems, Terrell, Texas from 1999 until 2007. He began his Nucor career in 1996 as Engineering Manager of Nucor Building Systems, Waterloo, Indiana.

R. Joseph Stratman (57)—Mr. Stratman has been an Executive Vice President of Nucor since September 2007 and was Vice President and General Manager of Nucor-Yamato Steel Company from 1999 to 2007. He was Vice President of Nucor Steel, Norfolk, Nebraska in 1999 and General Manager there from 1998 to 1999; Controller of Nucor-Yamato Steel Company from 1991 to 1998; and Controller of Nucor Building Systems, Waterloo, Indiana from 1989 to 1991.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.47 per share in 2013 compared with $1.46 per share in 2012. In December 2013, the board of directors increased the base quarterly cash dividend on Nucor’s common stock to $0.37 per share from $0.3675 per share. In February 2014, the board of directors declared Nucor’s 164th consecutive quarterly cash dividend of $0.37 per share payable on May 12, 2014 to stockholders of record on March 31, 2014.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2013 Annual Report, page 76. Additional information regarding securities authorized for issuance under stock-based compensation plans is incorporated by reference to Nucor’s 2013 Annual Report, pages 62 through 65.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2013 Annual Report, page 43.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated by reference to Nucor’s 2013 Annual Report, page 3 (Forward-looking Statements) and pages 22 through 39.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2013, 24% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly or annually. The remaining 76% of Nucor’s debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2013, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Natural gas produced by Nucor’s working interest drilling program is being sold to third parties to offset our exposure to changes in the price of gas consumed by our Louisiana DRI facility. In addition to its future natural gas needs at the new DRI facility that began operations in the fourth quarter of 2013, Nucor is also a substantial consumer of natural gas at our steel mill operations. We expect that the natural gas produced through the drilling program will be sufficient to cover Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants. However, the natural gas production from the working interest drilling program currently does not completely cover the natural gas usage at our operating facilities. For the year ended December 31, 2013, the volume of natural gas sold from our natural gas working interest drilling program was approximately 73% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

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

The impact of low natural gas prices associated with our drilling program is limited by the existence of a drilling suspension clause. Nucor is contractually obligated to drill a minimum number of wells per year under the terms of our original agreements with Encana; however, we have the right to suspend drilling of new wells at any time after January 1, 2015, if market pricing falls below a pre-established threshold. In the fourth quarter of 2013, Nucor and Encana agreed to temporarily suspend drilling new natural gas wells. This joint decision was made due to the current weak natural gas pricing environment. This pause demonstrates the flexibility of our partnership with Encana to react to market conditions to the mutual benefit of both parties while still allowing us to better manage our exposure to natural gas pricing volatility at our operating divisions that consume natural gas.

Nucor also uses derivative financial instruments from time to time primarily to partially manage our exposure to price risk related to natural gas purchases used in the production process as well as scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At December 31, 2013, there were no amounts in accumulated other comprehensive income (loss) related to derivative instruments as all of our previously held positions have settled. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2013, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$838	$2,095
Aluminum	1,011	2,527
Copper	1,337	3,342

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk—Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe, Trinidad and Colombia. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2013 and 2012 were insignificant.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is incorporated by reference to Nucor’s 2013 Annual Report, pages 44 through 72.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting—Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2013 are incorporated by reference to Nucor’s 2013 Annual Report, pages 44 through 45.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item about Nucor’s executive officers is contained in Part I of this Form 10-K. The other information required by this Item is contained in the sections of Nucor’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) captioned Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Board of Directors, which sections are incorporated by reference.

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

The information required by this item is included under the headings Compensation Discussion and Analysis, Corporate Governance and Board of Directors, Report of the Compensation and Executive Development Committee in Nucor’s Proxy Statement and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to Nucor’s Proxy Statement under the heading Security Ownership of Management and Certain Beneficial Owners.

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

Information about the fees in 2013 and 2012 for professional services rendered by our independent registered public accounting firm is incorporated by reference to Nucor’s Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm. The description of our audit committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is also incorporated by reference from the same section of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements:

The following consolidated financial statements and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2013 Annual Report, pages 44 through 72:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2013 and 2012

•	Consolidated Statements of Earnings—Years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income—Years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows—Years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	27
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2013, 2012 and 2011	28

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Form 8-K filed September 14, 2010)

3(i)	Bylaws as amended and restated September 11, 2012 (incorporated by reference to Form 8-K filed September 13, 2012)

4	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(i)	Second Supplemental Indenture, dated October 1, 2002, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form S-4 filed December 13, 2002)

4(ii)	Third Supplemental Indenture, dated December 3, 2007, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form 8-K filed December 4, 2007)

4(iii)	Fourth Supplemental Indenture, dated June 2, 2008, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form 8-K filed June 3, 2008)

4(iv)	Fifth Supplemental Indenture, dated September 21, 2010, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Form 8-K filed September 21, 2010)

4(v)	Sixth Supplemental Indenture, dated July 29, 2013, between Nucor Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Form 8-K filed July 29, 2013)

4(vi)	Form of 5.75% Notes due December 2017 (included in Exhibit 4(ii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(vii)	Form of 6.40% Notes due December 2037 (included in Exhibit 4(ii) above) (incorporated by reference to Form 8-K filed December 4, 2007)

4(viii)	Form of 5.85% Notes due June 2018 (included in Exhibit 4(iii) above) (incorporated by reference to Form 8-K filed June 3, 2008)

4(ix)	Form of 4.125% Notes due September 2022 (included in Exhibit 4(iv) above) (incorporated by reference to Form 8-K filed September 21, 2010)

4(x)	Form of 4.000% Notes due August 2023 (included in Exhibit 4(v) above) (incorporated by reference to Form 8-K filed September July 29, 2013)

4(xi)	Form of 5.200% Notes due August 2043 (included in Exhibit 4(v) above) (incorporated by reference to Form 8-K filed July 29, 2013)

10	2005 Stock Option and Award Plan (incorporated by reference to Form 8-K filed May 17, 2005) (#)

10(i)	2005 Stock Option and Award Plan, Amendment No. 1 (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (#)

10(ii)	2010 Stock Option and Award Plan (incorporated by reference to Form 10-Q for quarter ended July 3, 2010) (#)

10(iii)	Form of Restricted Stock Unit Award Agreement—time-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (#)

10(iv)	Form of Restricted Stock Unit Award Agreement—retirement-vested awards (incorporated by reference to Form 10-K for year ended December 31, 2005) (#)

10(v)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Form 10-Q for quarter ended April 1, 2006) (#)

10(vi)	Form of Award Agreement for Annual Stock Option Grants (incorporated by reference to Form 10-Q for quarter ended June 30, 2012) (#)

10(vii)*	Retirement, Separation, Waiver and Release Agreement of Daniel R. DiMicco (#)

10(viii)	Employment Agreement of James D. Frias (incorporated by reference to Form 10-K for year ended December 31, 2009) (#)

10(ix)	Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-Q for quarter ended June 30, 2001) (#)

10(x)	Amendment to Employment Agreement of Hamilton Lott, Jr. (incorporated by reference to Form 10-K for year ended December 31, 2007) (#)

10(xi)*	Retirement, Separation, Waiver and Release Agreement of Hamilton Lott, Jr. (#)

10(xii)	Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2001) (#)

10(xiii)	Amendment to Employment Agreement of John J. Ferriola (incorporated by reference to Form 10-K for year ended December 31, 2007) (#)

10(xiv)	Employment Agreement of Ladd R. Hall (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (#)

10(xv)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Form 10-Q for quarter ended September 29, 2007) (#)

10(xvi)	Employment Agreement of Keith B. Grass (incorporated by reference to Form 10-K for the year ended December 31, 2011) (#)

10(xvii)	Employment Agreement of James R. Darsey (incorporated by reference to Form 10-K for year ended December 31, 2010) (#)

10(xviii)	Employment Agreement of Raymond S. Napolitan, Jr. (incorporated by reference to Form 10-Q for quarter ended June 29, 2013) (#)

10(xix)	Severance Plan for Senior Officers and General Managers as Amended and Restated Effective February 18, 2009 (incorporated by reference to Form 10-Q for quarter ended April 4, 2009) (#)

10(xx)	Senior Officers Annual Incentive Plan, As Amended and Restated Effective January 1, 2013 (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed on March 27, 2013) (#)

10(xxi)	Senior Officers Long-Term Incentive Plan, As Amended and Restated Effective January 1, 2013 (incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed on March 27, 2013) (#)

10(xxii)	Underwriting Agreement dated September 16, 2010 among Nucor Corporation, Banc of America Securities LLC, Citigroup Capital Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Form 8-K filed September 21, 2010)

10(xxiii)	Underwriting Agreement, dated July 24, 2013, among Nucor Corporation, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Form 8-K filed July 29, 2013)

10(xxiv)	BJU Carry and Earning Agreement dated October 31, 2012, among Nucor Corporation, Nucor Energy Holdings, Inc. and Encana Oil & Gas (USA) Inc. (incorporated by reference to Form 10-K for year ended December 31, 2012) †

10(xxv)	Consulting Services Agreement with The Corporate Development Institute, Inc. and James D. Hlavacek (incorporated by reference to Form 10-Q for quarter ended June 29, 2013)

12*	Computation of Ratio of Earnings to Fixed Charges

13*	2013 Annual Report (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24	Power of attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Nucor Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of the SEC’s Regulation S-K.
†	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with Securities and Exchange Commission.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/S/ JOHN J. FERRIOLA
John J. Ferriola
Chairman, President and Chief Executive Officer

Dated: February 28, 2014

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

/S/ JOHN J. FERRIOLA	/S/ PETER C. BROWNING
John J. Ferriola Chairman, President and Chief Executive Officer (Principal Executive Officer)	Peter C. Browning Director

/S/ JAMES D. FRIAS	/S/ HARVEY B. GANTT
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	Harvey B. Gantt Director

/S/ MICHAEL D. KELLER	/S/ GREGORY J. HAYES
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Gregory J. Hayes Director

/S/ VICTORIA F. HAYNES
Victoria F. Haynes Director

/S/ BERNARD L. KASRIEL
Bernard L. Kasriel Director

/S/ CHRISTOPHER J. KEARNEY
Christopher J. Kearney Director

/S/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich Lead Director

/S/ JOHN H. WALKER
John H. Walker Director

Dated: February 28, 2014

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	27
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2013, 2012 and 2011	28

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2014 appearing in the 2013 Annual Report to Stockholders of Nucor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 28, 2014

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2013 LIFO Reserve	$607,240	$17,445	$—	$624,685
Year ended December 31, 2012 LIFO Reserve	$763,176	$—	$(155,936)	$607,240
Year ended December 31, 2011 LIFO Reserve	$620,414	$142,762	$—	$763,176

NUCOR CORPORATION

List of Exhibits to Form 10-K—December 31, 2013

Exhibit No.	Description of Exhibit

10(vii)	Retirement, Separation, Waiver and Release Agreement of Daniel R. DiMicco

10(xi)	Retirement, Separation, Waiver and Release Agreement of Hamilton Lott, Jr.

12	Computation of Ratio of Earnings to Fixed Charges

13	2013 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Nucor Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.