Form 10-Q
period 2014-04-05
NUCOR CORP
filed 2014-05-14
CIK 73309

First

Quarter

2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2014

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

318,465,350 shares of common stock were outstanding at April 5, 2014.

Nucor Corporation

Form 10-Q

April 5, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013
Net sales	$5,108,444	$4,550,772

Costs, expenses and other:
Cost of products sold	4,731,242	4,247,556
Marketing, administrative and other expenses	133,434	116,225
Equity in (earnings) losses of unconsolidated affiliates	(4,474)	1,172
Interest expense, net	40,741	32,491

	4,900,943	4,397,444

Earnings before income taxes and noncontrolling interests	207,501	153,328
Provision for income taxes	77,805	42,600

Net earnings	129,696	110,728
Earnings attributable to noncontrolling interests	18,665	25,939

Net earnings attributable to Nucor stockholders	$111,031	$84,789

Net earnings per share:
Basic	$0.35	$0.26
Diluted	$0.35	$0.26

Average shares outstanding:
Basic	319,505	318,686
Diluted	319,768	318,842

Dividends declared per share	$0.37	$0.3675

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013
Net earnings	$129,696	$110,728

Other comprehensive loss:
Net unrealized loss on hedging derivatives, net of income taxes of ($1,100) and $0 for the first quarter of 2014 and 2013, respectively	(1,871)	—
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $200 and $0 for the first quarter of 2014 and 2013, respectively	471	—
Foreign currency translation loss, net of income taxes of ($400) and $0 for the first quarter of 2014 and 2013, respectively	(43,477)	(50,513)

	(44,877)	(50,513)

Comprehensive income	84,819	60,215
Comprehensive income attributable to noncontrolling interests	(18,665)	(25,939)

Comprehensive income attributable to Nucor stockholders	$66,154	$34,276

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 5, 2014	Dec. 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$1,152,542	$1,483,252
Short-term investments	100,000	28,191
Accounts receivable, net	1,900,293	1,810,987
Inventories, net	2,724,194	2,605,609
Other current assets	432,844	482,007

Total current assets	6,309,873	6,410,046

Property, plant and equipment, net	4,960,948	4,917,024

Goodwill	1,958,967	1,973,608

Other intangible assets, net	851,013	874,154

Other assets	1,037,210	1,028,451

Total assets	$15,118,011	$15,203,283

LIABILITIES

Current liabilities:
Short-term debt	$27,072	$29,202
Long-term debt due within one year	3,300	3,300
Accounts payable	1,062,572	1,117,078
Federal income taxes payable	29,582	—
Salaries, wages and related accruals	218,916	282,860
Accrued expenses and other current liabilities	554,526	527,776

Total current liabilities	1,895,968	1,960,216

Long-term debt due after one year	4,376,900	4,376,900
Deferred credits and other liabilities	984,608	955,889

Total liabilities	7,257,476	7,293,005

EQUITY

Nucor stockholders’ equity:
Common stock	151,025	151,010
Additional paid-in capital	1,849,737	1,843,353
Retained earnings	7,132,776	7,140,440
Accumulated other comprehensive (loss) income, net of income taxes	(35,797)	9,080
Treasury stock	(1,495,586)	(1,498,114)

Total Nucor stockholders’ equity	7,602,155	7,645,769

Noncontrolling interests	258,380	264,509

Total equity	7,860,535	7,910,278

Total liabilities and equity	$15,118,011	$15,203,283

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013
Operating activities:
Net earnings	$129,696	$110,728
Adjustments:
Depreciation	161,480	130,425
Amortization	18,432	19,048
Stock-based compensation	6,088	6,035
Deferred income taxes	8,312	11,183
Distributions from affiliates	—	6,708
Equity in (earnings) losses of unconsolidated affiliates	(4,474)	1,172
Loss on assets	9,046	—
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(97,183)	(90,688)
Inventories	(123,145)	(63,222)
Accounts payable	7,489	(175)
Federal income taxes	56,526	11,654
Salaries, wages and related accruals	(59,147)	(74,206)
Other operating activities	36,094	60,149

Cash provided by operating activities	149,214	128,811

Investing activities:
Capital expenditures	(258,058)	(330,585)
Investment in and advances to affiliates	(7,105)	(20,678)
Repayment of advances to affiliates	3,000	7,500
Disposition of plant and equipment	4,540	2,958
Acquisitions (net of cash acquired)	(1,408)	—
Purchases of investments	(100,000)	—
Proceeds from the sale of investments	27,529	73,428
Proceeds from the sale of restricted investments	—	148,725
Changes in restricted cash	—	(20,135)

Cash used in investing activities	(331,502)	(138,787)

Financing activities:
Net change in short-term debt	(2,130)	12,512
Excess tax benefits from stock-based compensation	300	500
Distributions to noncontrolling interests	(24,794)	(34,594)
Cash dividends	(118,680)	(117,618)
Other financing activities	(601)	109

Cash used in financing activities	(145,905)	(139,091)

Effect of exchange rate changes on cash	(2,517)	(1,095)

Decrease in cash and cash equivalents	(330,710)	(150,162)

Cash and cash equivalents—beginning of year	1,483,252	1,052,862

Cash and cash equivalents—end of three months	$1,152,542	$902,700

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(60,864)	$(24,590)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item I reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item I should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recently Adopted Accounting Pronouncements — In the first quarter of 2014, Nucor adopted new accounting guidance, which requires unrecognized tax benefits to be presented as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. Adoption of the guidance did not impact Nucor’s consolidated financial position, results of operations or cash flows.

In March 2013, new accounting guidance was issued on foreign currency matters that clarifies the guidance of a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this new standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. This standard is applied prospectively for the Company beginning January 1, 2014. The adoption of this standard does not have a material effect on the consolidated financial statements.

In February 2013, new accounting guidance was issued on joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this new standard, obligations resulting from joint and several liability arrangements are to be measured as the sum of: (a) the amount the reporting entity agreed with its co-obligors that it will pay and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This standard is applied prospectively for the Company beginning January 1, 2014. The adoption of this standard does not have a material effect on the consolidated financial statements.

Recently Issued Accounting Pronouncements — In April 2014, new accounting guidance was issued which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new guidance is effective for annual and interim periods beginning after December 15, 2014. The impact on the Company of adopting the new guidance will depend on the nature, terms and size of business disposals completed after the effective date.

2.	INVENTORIES: Inventories consisted of approximately 36% raw materials and supplies and 64% finished and semi-finished products at April 5, 2014 (40% and 60%, respectively at December 31, 2013). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 46% of total inventories as of April 5, 2014 (45% as of December 31, 2013). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $639.2 million higher at April 5, 2014 ($624.7 million higher at December 31, 2013). Use of the lower of cost or market methodology reduced inventories by $1.9 million at April 5, 2014 ($2.1 million at December 31, 2013).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $6.78 billion at April 5, 2014 ($6.63 billion at December 31, 2013).

Included within property, plant and equipment, net at April 5, 2014 is $24.7 million of assets, net of accumulated depreciation, under a capital lease agreement (none at December 31, 2013). The gross amount of property, plant and equipment acquired under the capital lease was $25.4 million, which is not included in capital expenditures on the condensed consolidated statement of cash flows. Total obligations associated with this capital lease agreement were $24.8 million at April 5, 2014 (none at December 31, 2013), of which $2.1 million was classified in accrued expenses and other current liabilities and $22.7 million was classified in deferred credits and other liabilities.

4.	RESTRICTED CASH AND INVESTMENTS: There were no restricted cash or investments as of April 5, 2014 or December 31, 2013. In November 2010, Nucor issued $600.0 million in 30-year Gulf Opportunity Zone bonds, the net proceeds of which were accounted for as restricted cash and investments. The restricted cash and investments were held in a trust account and were used to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. Funds were disbursed as qualified expenditures for the construction of the facility were made, with $128.7 million being disbursed in the first quarter of 2013. The remaining funds were disbursed over the remainder of 2013.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the three months ended April 5, 2014 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2013	$495,897	$774,486	$703,225	$1,973,608
Translation	—	(14,641)	—	(14,641)

Balance at April 5, 2014	$495,897	$759,845	$703,225	$1,958,967

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2013 and concluded that there was no impairment of goodwill for any of its reporting units. There have been no triggering events requiring an interim assessment for impairment since the most recent annual impairment testing date.

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	April 5, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,142,958	$407,400	$1,147,786	$391,254
Trademarks and trade names	150,497	42,339	151,332	40,397
Other	22,823	15,526	21,869	15,182

	$1,316,278	$465,265	$1,320,987	$446,833

Intangible asset amortization expense for the first quarter of 2014 and 2013 was $18.4 million and $19.0 million, respectively. Annual amortization expense is estimated to be $71.3 million in 2014; $68.4 million in 2015; $66.7 million in 2016; $65.0 million in 2017; and $61.3 million in 2018.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $944.9 million at April 5, 2014 ($936.0 million at December 31, 2013) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at April 5, 2014 was $463.6 million ($465.4 million at December 31, 2013). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $55.0 million at April 5, 2014, resulting in a basis difference of $408.6 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($331.0 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.7 million and $2.9 million in the first quarter of 2014 and 2013, respectively.

As of April 5, 2014, Nucor had outstanding notes receivable of €35.0 million ($48.0 million) from Duferdofin Nucor (€35.0 million, or $48.2 million, at December 31, 2013). The notes receivable bear interest at 1.539% and will reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of April 5, 2014.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement that matures on April 26, 2016. The maximum amount that Duferdofin Nucor can borrow under Facility A is €122.5 million, and as of April 5, 2014, Duferdofin Nucor had €119.5 million ($163.8 million) outstanding under that facility (€112.0 million, or $154.4 million, at December 31, 2013). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under the Structured Trade Finance Facilities Agreement. Nucor has not recorded any liability associated with the guarantee.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 24 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members.

Nucor’s investment in NuMit at April 5, 2014 was $326.9 million ($318.4 million as of December 31, 2013). Nucor also has recorded a $40.0 million note receivable from Steel Technologies LLC that bears interest at 1.13% as of April 5, 2014 and resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. The principal amount is due on October 21, 2014. In addition, Nucor has extended a line of credit to Steel Technologies. In the first quarter of 2014 the line of credit was amended to extend the maturity date to April 1, 2015 and decrease the line of credit from $100.0 million to $60.0 million (of which $14.0 million was outstanding at April 5, 2014 and bears interest at 1.36%). As of April 5, 2014, both the note receivable and the amounts outstanding on the line of credit are classified in other current assets in the condensed consolidated balance sheets.

HUNTER RIDGE

Nucor has a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling program. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge at April 5, 2014 was $135.4 million ($134.5 million at December 31, 2013).

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2013, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the first quarter of 2014, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. Nucor recorded a $30.0 million impairment charge against its investment in Duferdofin Nucor in the second quarter of 2012.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $74.4 million at April 5, 2014 ($81.6 million at December 31, 2013). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $118.7 million at both April 5, 2014 and December 31, 2013.

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	April 5, 2014	Dec. 31, 2013
Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(1,400)	$—
Commodity contracts	Deferred credits and other liabilities	(900)	—

Total liability derivatives designated as hedging instruments		(2,300)	—

Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(430)	(553)
Foreign exchange contracts	Accrued expenses and other current liabilities	(19)	(2)

Total liability derivatives not designated as hedging instruments		(449)	(555)
Total liability derivatives		$(2,749)	$(555)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

		Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships

		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
	Statement of Earnings Location	April 5, 2014	March 30, 2013	April 5, 2014	March 30, 2013	April 5, 2014	March 30, 2013
Commodity contracts	Cost of products sold	$(1,871)	$—	$(471)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	April 5, 2014	March 30, 2013
Commodity contracts	Cost of products sold	$1,233	$2,509
Foreign exchange contracts	Cost of products sold	153	116

Total		$1,386	$2,625

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of April 5, 2014 and December 31, 2013 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 5, 2014
Assets:
Cash equivalents	$981,719	$981,719	$—	$—
Short-term investments	100,000	100,000	—	—

Total assets	$1,081,719	$1,081,719	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(2,749)	$—	$(2,749)	$—

As of December 31, 2013
Assets:
Cash equivalents	$1,269,465	$1,269,465	$—	$—
Short-term investments	28,191	28,191	—	—

Total assets	$1,297,656	$1,297,656	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(555)	$—	$(555)	$—

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments are held in similar short-term investment instruments as described in Note 4 to Nucor’s annual report for the year ended December 31, 2013. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.69 billion at April 5, 2014 ($4.61 billion at December 31, 2013). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 5, 2014 and December 31, 2013, or similar debt with the same maturities, rating and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities, and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $21.7 million of accrued environmental costs at April 5, 2014 ($22.9 million at December 31, 2013), $6.2 million was classified in accrued expenses and other current liabilities ($6.9 million at December 31, 2013) and $15.5 million was classified in deferred credits and other liabilities ($16.0 million at December 31, 2013). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

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

On March 25, 2014, a jury in the U.S. District Court for the Southern District of Texas returned a verdict against Nucor and five other co-defendants in an antitrust litigation brought by plaintiff MM Steel, LP, a steel plate service center located in Houston. The jury returned a verdict of $52.0 million in damages against all defendants jointly and severally, which amount was trebled under the federal antitrust laws in a judgment entered by the court on April 29, 2014. The Company intends to vigorously pursue all available processes to have the judgment vacated or reversed, including appeal to the U.S. Court of Appeals for the Fifth Circuit, and it believes that it has valid grounds for either outcome. The Company believes that the evidence against Nucor was insufficient to support any finding that Nucor was involved in a horizontal conspiracy. The Company believes that the trial court wrongly excluded relevant testimony of Nucor’s expert witness. The Company believes that the trial court erred in admitting hearsay evidence. Finally, the Company believes that the trial court did not sufficiently instruct the jury on applicable legal principles. As a result, the Company believes that the likelihood that the judgment will be affirmed is not probable, and, accordingly, it has not recorded any reserves or contingencies related to this legal matter. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

We are from time to time a party to various other lawsuits, claims and legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows. Nucor maintains liability insurance for certain risks that is subject to certain self-insurance limits.

11.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first quarter of 2014 is as follows (in thousands, except year and per share amounts):

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under option:
Outstanding at beginning of year	2,089	$40.47
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at April 5, 2014	2,089	$40.47	7.9 years	$22,213

Options exercisable at April 5, 2014	1,012	$39.75	7.5 years	$11,482

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since these awards vest upon retirement from the Company. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.2 million in the first quarter of 2013 (none in the first quarter of 2014).

Restricted Stock Units – Nucor annually grants restricted stock units (RSUs) to key employees, officers and non-employee directors. The RSUs typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSUs awarded to senior officers vest upon the officer’s retirement. Retirement, for purposes of vesting in these units only, means termination of employment with approval of the Compensation and Executive Development Committee of the Board of Directors after satisfying age and years of service requirements. RSUs granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the board of directors.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s RSU activity for the first quarter of 2014 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,122	$42.51
Granted	—	—
Vested	(16)	$42.61
Canceled	(6)	$40.32

Unvested at April 5, 2014	1,100	$42.52

Shares reserved for future grants (stock options and RSUs)	10,484

Compensation expense for RSUs was $4.9 million in the first quarter of 2014 ($4.1 million in the first quarter of 2013). As of April 5, 2014, unrecognized compensation expense related to unvested RSUs was $24.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first quarter of 2014 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	73	$45.49
Granted	127	$50.35
Vested	(122)	$48.99
Canceled	—	—

Unvested at April 5, 2014	78	$47.93

Shares reserved for future grants	1,111

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.2 million in the first quarter of 2014 ($1.8 million in the first quarter of 2013). As of April 5, 2014, unrecognized compensation expense related to unvested restricted stock awards was $1.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $18.2 million and $13.6 million in the first quarter of 2014 and 2013, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013
Interest expense	$41,893	$33,680
Interest income	(1,152)	(1,189)

Interest expense, net	$40,741	$32,491

14.	INCOME TAXES: The effective tax rate for the first quarter of 2014 was 37.5% compared to 27.8% for the first quarter of 2013. The increase in the effective tax rate for the first quarter of 2014 as compared to the first quarter of 2013 is due to a charge of $12.8 million which is primarily related to tax legislation changes in the state of New York during the first quarter of 2014. The increase in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods, and the 2013 first quarter rate being lower because of the recognition of credits for the year 2012 retroactively extended by the American Taxpayer Relief Act of 2012. Nucor has concluded U.S. federal income tax matters for years through 2009. The 2010 to 2013 tax years are open to examination by the Internal Revenue Service. The tax years 2009 through 2013 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Current deferred tax assets included in other current assets were $253.6 million at April 5, 2014 ($255.5 million at December 31, 2013). Current deferred tax liabilities included in accrued expenses and other current liabilities were $12.7 million at April 5, 2014 ($14.6 million at December 31, 2013). Non-current deferred tax liabilities included in deferred credits and other liabilities were $682.0 million at April 5, 2014 ($676.2 million at December 31, 2013).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2013	$7,645,769	$264,509	$7,910,278
Total comprehensive income	66,154	18,665	84,819
Issuance of stock under award plans, net of forfeitures	8,727	—	8,727
Amortization of unearned compensation	200	—	200
Dividends declared	(118,695)	—	(118,695)
Distributions to noncontrolling interests	—	(24,794)	(24,794)

Stockholders’ equity at April 5, 2014	$7,602,155	$258,380	$7,860,535

Stockholders’ equity at December 31, 2012	$7,641,571	$243,803	$7,885,374
Total comprehensive income	34,276	25,939	60,215
Stock options	168	—	168
Issuance of stock under award plans, net of forfeitures	8,547	—	8,547
Amortization of unearned compensation	201	—	201
Dividends declared	(117,667)	—	(117,667)
Distributions to noncontrolling interests	—	(34,595)	(34,595)

Stockholders’ equity at March 30, 2013	$7,567,096	$235,147	$7,802,243

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME: The following tables reflect the changes in other accumulated comprehensive (loss) income by component (in thousands):

	Three Month Period Ended April 5, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Loss	Adjustment to Early Retiree Medical Plan	Total

December 31, 2013	$—	$(7,438)	$16,518	$9,080

Other comprehensive loss before reclassifications	(1,871)	(43,477)	—	(45,348)

Amounts reclassified from accumulated other comprehensive (loss) income into earnings	471	—	—	471

Net current-period other comprehensive loss	(1,400)	(43,477)	—	(44,877)

April 5, 2014	$(1,400)	$(50,915)	$16,518	$(35,797)

	Three Month Period Ended March 30, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

December 31, 2012	$—	$46,181	$10,580	$56,761

Other comprehensive loss before reclassifications	—	(50,513)	—	(50,513)

Amounts reclassified from accumulated other comprehensive income into earnings	—	—	—	—

Net current-period other comprehensive loss	—	(50,513)	—	(50,513)

March 30, 2013	$—	$(4,332)	$10,580	$6,248

17.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; our natural gas working interests; and Nucor’s equity method investment in Hunter Ridge. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

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

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013
Net sales to external customers:
Steel mills	$3,607,764	$3,268,154
Steel products	874,169	789,347
Raw materials	626,511	493,271

	$5,108,444	$4,550,772

Intercompany sales:
Steel mills	$708,866	$632,720
Steel products	21,500	19,272
Raw materials	2,528,006	2,163,488
Corporate/eliminations	(3,258,372)	(2,815,480)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$317,797	$272,258
Steel products	1,720	(11,924)
Raw materials	8,359	1,536
Corporate/eliminations	(120,375)	(108,542)

	$207,501	$153,328

	April 5, 2014	December 31, 2013
Segment assets:
Steel mills	$8,526,568	$8,365,023
Steel products	2,827,821	2,861,403
Raw materials	3,982,480	3,956,913
Corporate/eliminations	(218,858)	19,944

	$15,118,011	$15,203,283

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013
Basic net earnings per share:
Basic net earnings	$111,031	$84,789
Earnings allocated to participating securities	(391)	(386)

Net earnings available to common stockholders	$110,640	$84,403

Average shares outstanding	319,505	318,686

Basic net earnings per share	$0.35	$0.26

Diluted net earnings per share:
Diluted net earnings	$111,031	$84,789
Earnings allocated to participating securities	(391)	(386)

Net earnings available to common stockholders	$110,640	$84,403

Diluted average shares outstanding:
Basic shares outstanding	319,505	318,686
Dilutive effect of stock options and other	263	156

	319,768	318,842

Diluted net earnings per share	$0.35	$0.26

There were no shares excluded from the computation of diluted earnings per common share because their effect would have been antidilutive in either the first quarter of 2014 or the first quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (2) availability and cost of electricity and natural gas which could negatively affect our cost of steel production or could result in a delay or cancellation of existing or future drilling within our natural gas working interest drilling programs; (3) critical equipment failures and business interruptions; (4) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the U.S.; (5) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (6) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (7) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (8) fluctuations in currency conversion rates; (9) U.S. and foreign trade policy affecting steel imports or exports; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; and (13) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces direct reduced iron (DRI) for use in its steel mills. Through The David J. Joseph Company and its affiliates (DJJ), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (HBI) and DRI. Most of Nucor’s operating facilities and customers are located in North America, but increasingly, Nucor is doing business outside of North America as well. Nucor’s operations include several international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot and cold-rolled), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit, as well as Nucor’s steel trading businesses and rebar distribution businesses. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold-finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes certain equity method investments including our natural gas drilling working interests.

We continue to be pleased with the progress of our new direct reduced iron (DRI) plant in St. James Parish, Louisiana. In the first quarter of 2014, the Louisiana DRI plant produced 455,000 tons with peak operating rates exceeding 90% of the name plate capacity while achieving world-class metallization and carbon percentages.

In March, a jury in the U.S. District Court for the Southern District of Texas returned a verdict against Nucor and five other co-defendants in an antitrust litigation brought by plaintiff MM Steel, LP, a steel plate service center located in Houston. The jury returned a verdict of $52.0 million in damages against all defendants jointly and severally, which amount was trebled under the federal antitrust laws in a judgment entered by the court on April 29, 2014. The amount of damages, if any, that Nucor may be required to pay is unknown at this time. Nucor will continue to pursue all available post-trial motions and appeals to seek to have the verdict overturned. We continue to believe that MM Steel, LP’s claims against Nucor are meritless and that Nucor acted entirely within its legal rights. Accordingly, we have not recorded a charge related to this case.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 75%, 56% and 66%, respectively, in the first quarter of 2014 compared with 72%, 51% and 58%, respectively, in the first quarter of 2013.

Results of Operations

Net Sales Net sales to external customers by segment for the first quarter of 2014 and 2013 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013	% Change
Steel mills	$3,607,764	$3,268,154	10%
Steel products	874,169	789,347	11%
Raw materials	626,511	493,271	27%

Net sales	$5,108,444	$4,550,772	12%

Net sales for the first quarter of 2014 increased 12% from the first quarter of 2013. Average sales price per ton increased 3% from $798 in the first quarter of 2013 to $825 in the first quarter of 2014, and total tons shipped to outside customers increased 8% from the same period last year. Net sales for the first quarter of 2014 increased 4% from the fourth quarter of 2013 due to a 1% increase in the average sales price per ton, and, despite severe weather conditions, a 3% increase in total tons shipped to outside customers. Our first quarter of 2014 fiscal period contained six more days than the first quarter of 2013, which was a contributing factor in the increased quarter over quarter shipments. Our first quarter of 2014 fiscal period contained only one additional day than the fourth quarter of 2013.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013	% Change
Steel production	5,194	4,818	8%

Outside steel shipments	4,600	4,334	6%
Inside steel shipments	832	741	12%

Total steel shipments	5,432	5,075	7%

Net sales for the steel mills segment increased 10% from the first quarter of 2013 due to a 4% increase in the average sales price per ton from $756 to $783 and a 6% increase in tons sold to outside customers. The sheet and plate products groups experienced the most significant increases in average selling prices from the first quarter of 2013, while our bar average selling prices remained flat quarter over quarter due to greater import pricing pressure. Our structural products group experienced a slight decrease in average selling prices from the first quarter of 2013. Despite severe weather conditions, which disrupted customer demand and decreased the availability of railcars that deliver raw materials to our mills and shipments to customers, Nucor experienced an improvement in steel mills segment sales. Service center inventory levels have decreased, which has led to some increased demand from restocking, and our recent capital project expansions have allowed us to broaden our product offerings and market share particularly in the special bar quality, cold rolled and galvanized sheet and plate steel products.

The steel mills segment net sales increased by 6% from the fourth quarter of 2013 due to a 3% increase in shipments to external customers and a 3% increase in the average sales price per ton. The bar, sheet and plate products groups all had higher average selling prices from the fourth quarter of 2013 levels. Our sheet and plate products groups had several announced price increases in the first quarter of 2014, and our sheet mills also benefited from competitor supply disruptions that began in the first quarter of 2014.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended
	April 5, 2014	March 30, 2013	% Change
Joist sales	92	71	30%
Deck sales	87	69	26%
Cold finish sales	138	122	13%
Fabricated concrete reinforcing steel sales	239	228	5%

The 11% increase in the steel products segment’s sales from the first quarter of 2013 was due to a 13% increase in volume partially offset by a 2% decrease in average sales price per ton, from $1,380 to $1,348. In spite of severe weather conditions in the first quarter of 2014, which disrupted construction activity and exacerbated conditions in the seasonally weaker performance of our fabricated construction products businesses, sales volumes improved significantly. The tonnage increase was partly due to the fact that the first quarter of fiscal 2014 contained six more days than the first quarter of the previous year, but it is also due to the small but noticeable improvement in demand within nonresidential construction markets in 2014.

The sales for the raw materials segment increased 27% over the first quarter of 2013 because of increases in third party sales volume within DJJ’s brokerage operations, and to a lesser extent within their scrap processing operations. In the first quarter of 2014, approximately 77% of outside sales in the raw materials segment were from the brokerage operations of DJJ, and approximately 15% of the outside sales were from the scrap processing facilities (85% and 12%, respectively, in the first quarter of 2013). Additionally, our natural gas drilling working interest sales volumes increased from the first quarter of 2013 and had higher sales prices due to the impact of the extreme winter weather conditions on natural gas pricing.

Gross Margins For the first quarter of 2014, Nucor recorded gross margins of $377.2 million (7%), compared to $303.2 million (7%) in the first quarter of 2013. In addition to the fact that there were six more days in the first quarter of 2014, gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used increased 5% from $379 in the first quarter of 2013 to $398 in the first quarter of 2014 and increased 6% from $377 in the fourth quarter of 2013; however, metal margin per ton also increased from the first quarter of 2013. Metal margin per ton was lower in the first quarter of 2014 as compared to the fourth quarter of 2013, but total metal margin dollars increased in the first quarter of 2014 as compared to the fourth quarter of 2013 due to the increase in tons sold to outside customers. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. During the first quarter of 2014, scrap prices experienced minor fluctuations. As we begin the second quarter of 2014, there continues to be low volatility in scrap prices.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was impacted by a LIFO charge of $14.5 million in the first quarter of 2014, compared with a charge of $18.0 million in the first quarter of 2013 and a charge of $17.4 million in the fourth quarter of 2013. The current year LIFO charge is consistent with management’s expectations of increasing costs in inventory at December 31, 2014 relative to prior year-end.

•

Steel mill energy costs increased approximately $5 per ton in the first quarter of 2014 over the first quarter of 2013 and increased approximately $7 per ton from the fourth quarter of 2013. These increases were attributable mainly to increased natural gas and electricity unit costs stemming from the harsh winter weather conditions which drove up energy demand and costs.

•

Gross margins related to DJJ’s scrap processing operations increased during the first quarter of 2014 compared to both the first quarter of 2013 and the fourth quarter of 2013. The increase was due to increased third party sales volumes and margins.

•

Our Nucor Steel Louisiana DRI facility experienced start-up costs of $20.7 million in the first quarter of 2014 compared with start-up costs of $3.8 million in the first quarter of 2013, which negatively impacted gross margins.

Marketing, Administrative and Other Expenses The major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $6.0 million in the first quarter of 2014 compared to the first quarter of 2013 due to increased profitability of the Company.

Also included in marketing, administrative and other expenses in the first quarter of 2014 is a $9.0 million charge related to the disposal of assets within the steel mills segment (none in the first quarter of 2013).

Equity in (Earnings) Losses of Unconsolidated Affiliates Equity in earnings of unconsolidated affiliates was $4.5 million in the first quarter of 2014 compared to losses of $1.2 million in the first quarter of 2013. The equity method investment results included amortization expense and other purchase accounting adjustments. The improvement in equity method earnings is primarily due to a slight decrease in losses at Duferdofin Nucor and higher equity method earnings at NuMit compared to last year’s first quarter.

In the fourth quarter of 2013, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. Steel market conditions in Europe have continued to be challenging through the first quarter of 2014, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. Nucor recorded a $30.0 million impairment charge against its investment in Duferdofin Nucor in the second quarter of 2012.

Interest Expense (Income) Net interest expense for the first quarter of 2014 and 2013 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013
Interest expense	$41,893	$33,680
Interest income	(1,152)	(1,189)

Interest expense, net	$40,741	$32,491

In the first quarter of 2014, gross interest expense increased 24% from the prior year due primarily to a 20% increase in average debt outstanding.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the first quarter of 2014 and 2013 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 5, 2014	March 30, 2013
Steel mills	$317,797	$272,258
Steel products	1,720	(11,924)
Raw materials	8,359	1,536
Corporate/eliminations	(120,375)	(108,542)

	$207,501	$153,328

Earnings before income taxes and noncontrolling interests in the steel mills segment increased from the first quarter of 2013 due to higher sales volume, higher average sales prices and higher metal margin resulting from the factors discussed above. Earnings before income taxes and noncontrolling interests in the steel mills segment decreased from $336.8 million in the fourth quarter of 2013 due to the typical seasonality in the first quarter. The profitability of the steel mills segment in the first quarter of 2014 benefited from improved results from the NuMit and Duferdofin Nucor equity method investments as compared to the first quarter of 2013. Partially offsetting these increases were the significant increase in energy costs and the $9.0 million loss recorded in the first quarter of 2014 related to the disposal of assets within the steel mill segment. Though an improvement from the first quarter of 2013, first quarter of 2014 performance in the steel mills segment was negatively impacted by severe weather conditions and imports. Nonresidential construction, the sector to which greater than 50% of our business is tied, is showing small but noticeable signs of improvement in demand.

In the steel products segment, operating results improved from the first quarter of 2013 but decreased when compared with earnings of $31.0 million reported in the fourth quarter of 2013. Although the average sales price decreased in the first quarter of 2014 over the comparable periods, there was a 13% increase in volumes from the first quarter of 2013. First quarter steel products shipments to outside customers decreased 1% from the fourth quarter of 2013 due to normal seasonal slowdowns in the first quarter. Profitability in our joist, deck, building systems and cold finish operations improved from the first quarter of 2013. Even though volumes in our rebar fabrication businesses increased from the first quarter of 2013, the rebar fabrication results worsened slightly quarter over quarter due to decreased pricing and margins, particularly within the Canadian operations.

The profitability of our raw materials segment increased from the first quarter of 2013 due to improved third party sales volumes and margins within DJJ’s scrap processing businesses. Our natural gas working interest drilling investment results also improved due to increased sales volumes and higher sales prices due to the impact of the extreme winter weather conditions on natural gas pricing. These improvements were partially offset by increased start-up costs quarter over quarter at our Nucor Steel Louisiana facility, which began producing DRI in December 2013.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS) of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests was primarily attributable to the decreased earnings of NYS, which were due to lower selling prices and margins in the first quarter of 2014 as compared to the first quarter of 2013. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2014 and 2013, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 37.5% in the first quarter of 2014 compared with 27.8% in the first quarter of 2013. The expected rate for the full year of 2014 will be approximately 32.6% compared with 26.0% for the full year of 2013. The increase in the effective tax rate for the first quarter of 2014 as compared to the first quarter of 2013 is due to a charge of $12.8 million which is primarily related to tax legislation changes in the state of New York during the first quarter of 2014. The increase in the effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods, and the 2013 first quarter rate being lower because of the recognition of credits for the year 2012 retroactively extended by the American Taxpayer Relief Act of 2012.

We estimate that in the next twelve months our gross uncertain tax positions, which totaled $68.9 million at April 5, 2014 exclusive of interest, could decrease by as much as $12.2 million as a result of the expiration of the statute of limitations.

Nucor has concluded U.S. federal income tax matters for years through 2009. The 2010 to 2013 tax years are open to examination by the Internal Revenue Service. The tax years 2009 through 2013 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings and Return on Equity Nucor reported consolidated net earnings of $111.0 million, or $0.35 per diluted share, in the first quarter of 2014 compared to consolidated net earnings of $84.8 million, or $0.26 per diluted share, in the first quarter of 2013. Net earnings as a percentage of net sales was 2% in the first quarter of 2014 and 2% in the first quarter of 2013. Return on average stockholders’ equity was 6% and 4% in the first quarter of 2014 and 2013, respectively.

Outlook We currently expect some improvement in second quarter of 2014 earnings from the first quarter of 2014, excluding the impact of the tax and disposal of assets charges incurred in the first quarter. We anticipate improved performance at both our steel mills and fabricated construction product businesses (rebar fabrication, joist and decking and pre-engineered metal buildings), although imports are expected to continue to pressure pricing and margins at our steel mills. We remain cautiously optimistic about the small but noticeable improvement in the nonresidential construction markets in 2014.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2014 represented approximately 6% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $149.2 million in the first quarter of 2014, compared with cash provided by operating activities of $128.8 million in the first quarter of 2013. The year over year increase is primarily due to higher net earnings which included increased levels of depreciation expense, offset by changes in operating assets and liabilities, which were ($178.7) million in the first quarter of 2014 compared with ($156.5) million in the first quarter of 2013. Depreciation expense increased in the first quarter of 2014 compared to the first quarter of 2013 due to the completion of our DRI facility in Louisiana and additional assets related to our natural gas drilling working interests. The funding of our working capital increased over the prior year period due mainly to an increase in inventories offset somewhat by an increase in federal income taxes payable. Inventory increased due to an increase in inventory tons on hand and an increase in scrap prices compared to the first quarter of 2013. Federal income taxes payable increased as a result of higher earnings.

The current ratio was 3.3 at the end of the first quarter of 2014 and at year-end 2013. Accounts receivable and inventories increased 5% since year end, while quarterly net sales increased 4% from the fourth quarter of 2013. The increases in accounts receivable and inventories are due to increased tons shipped to outside customers and the increased cost of raw materials in the current year as compared to the fourth quarter of 2013. In the first quarter of 2014, total accounts receivable turned approximately every five weeks and inventories turned approximately every seven weeks, which is consistent with accounts receivable and inventory turnover rates of the first quarter of 2013. The current ratio was positively impacted by a 23% decrease in salaries, wages and related accruals from year end 2013, which was largely attributable to the payout of profit sharing and other incentive compensation during the first quarter of 2014. The current ratio was also impacted by the net decrease in cash and short-term investments from year end caused by the payment of cash dividends, capital expenditures and other items discussed below.

Cash used in investing activities more than doubled over the prior year period. This increase was due to purchases of investments of $100.0 million in the first quarter of 2014 and a decrease in proceeds from the sale of investments and restricted investments of $194.6 million quarter over quarter. These increases were partially offset by a decrease in capital expenditures of $72.5 million. The decrease in capital expenditures relates primarily to decreased capital expenditures at our DRI facility in Louisiana, which became operational in December 2013.

Cash used in financing activities in the first quarter of 2014 increased 5% compared to the first quarter of 2013 primarily due to lower levels of short-term debt, resulting from payments made in the first quarter of 2014 compared to increased borrowings in the first quarter of 2013.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains robust at $1.25 billion as of April 5, 2014. Our $1.50 billion revolving credit facility is undrawn and does not expire until August 2018. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and a Baa1 rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 5, 2014, our funded debt to total capital ratio was 36%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of April 5, 2014.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2014 are projected to be approximately $600 million compared to $1.2 billion in 2013. The decrease in projected 2014 capital expenditures is primarily due to decreased capital expenditures related to our DRI facility in Louisiana and the suspension of drilling new natural gas wells associated with our drilling program that was announced in the fourth quarter of 2013.

In February 2014, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.37 per share payable on May 12, 2014 to stockholders of record on March 31, 2014. This dividend is Nucor’s 164th consecutive quarterly cash dividend.

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

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2013. There were no interest rate swaps outstanding at April 5, 2014.

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

Natural gas produced by Nucor’s working interest drilling program is being sold to third parties to offset its exposure to changes in the price of gas consumed by its Louisiana DRI facility. In addition to its natural gas needs at the new DRI facility in Louisiana, Nucor is also a substantial consumer of natural gas at its steel mill operations. In future years we expect that the natural gas produced through the drilling program will be sufficient to cover Nucor’s demand at all of its steel mills in the United States plus the demand of its two DRI plants or, alternatively, at three DRI plants, if additional capacity were to be added. However, the natural gas production from the working interest drilling program currently does not completely cover the natural gas usage at our operating facilities. For the three months ended April 5, 2014, the volume of natural gas sold from our natural gas working interest drilling program was approximately 68% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At April 5, 2014, accumulated other comprehensive income (loss) included $1.4 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at April 5, 2014, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$570	$1,425
Aluminum	1,260	3,164
Copper	294	736

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended April 5, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 19, 2012, MM Steel LP filed an action against Nucor and five other co-defendants in the U.S. District Court for the Southern District of Texas, and has asserted violations of federal antitrust law. On March 25, 2014, the jury returned a verdict of $52.0 million in damages against all defendants jointly and severally, which amount was trebled under the federal antitrust laws in a judgment entered by the court on April 29, 2014. Although the Company intends to vigorously pursue all available processes to have the judgment vacated or reversed, including appeal to the U.S. Court of Appeals for the Fifth Circuit, the ultimate resolution of the case is uncertain.

We are from time to time a party to various other lawsuits, claims, and legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10	Arrangement with Daniel R. DiMicco

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 5, 2014, filed on May 14, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii)the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 14, 2014

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 5, 2014

Exhibit No.	Description of Exhibit

10	Arrangement with Daniel R. DiMicco

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 5, 2014, filed on May 14, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.