Form 10-Q
period 2014-07-05
NUCOR CORP
filed 2014-08-13
CIK 73309

Second

Quarter

2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2014

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

318,843,007 shares of common stock were outstanding at July 5, 2014.

Nucor Corporation

Form 10-Q

July 5, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Net sales	$5,291,075	$4,665,588	$10,399,519	$9,216,360

Costs, expenses and other:
Cost of products sold	4,875,208	4,352,463	9,606,450	8,600,019
Marketing, administrative and other expenses	132,813	123,150	266,247	239,375
Equity in earnings of unconsolidated affiliates	(3,202)	(1,585)	(7,676)	(413)
Interest expense, net	44,391	39,228	85,132	71,719

	5,049,210	4,513,256	9,950,153	8,910,700

Earnings before income taxes and noncontrolling interests	241,865	152,332	449,366	305,660
Provision for income taxes	74,930	46,062	152,735	88,662

Net earnings	166,935	106,270	296,631	216,998
Earnings attributable to noncontrolling interests	19,894	21,125	38,559	47,064

Net earnings attributable to Nucor stockholders	$147,041	$85,145	$258,072	$169,934

Net earnings per share:
Basic	$0.46	$0.27	$0.80	$0.53
Diluted	$0.46	$0.27	$0.80	$0.53
Average shares outstanding:
Basic	319,693	318,903	319,597	318,796
Diluted	319,981	319,023	319,872	318,934
Dividends declared per share	$0.37	$0.3675	$0.74	$0.735

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Net earnings	$166,935	$106,270	$296,631	$216,998

Other comprehensive income (loss):
Net unrealized income (loss) on hedging derivatives, net of income taxes of $100 and $0 for the second quarter of 2014 and 2013, respectively, and $(1,000) and $0 for the first six months of 2014 and 2013, respectively	238	—	(1,633)	—
Reclassification adjustment for (income) loss on settlement of hedging derivatives included in net income, net of income taxes of $(100) and $0 for the second quarter of 2014 and 2013, respectively, and $100 and $0 for the first six months of 2014 and 2013, respectively	(238)	—	233	—
Foreign currency translation gain (loss), net of income taxes of $0 and ($200) for the second quarter of 2014 and 2013, respectively, and $(400) and ($200) for the first six months of 2014 and 2013, respectively	31,845	(15,582)	(11,632)	(66,095)

	31,845	(15,582)	(13,032)	(66,095)

Comprehensive income	198,780	90,688	283,599	150,903
Comprehensive income attributable to noncontrolling interests	(19,894)	(21,125)	(38,559)	(47,064)

Comprehensive income attributable to Nucor stockholders	$178,886	$69,563	$245,040	$103,839

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 5, 2014	Dec. 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$1,067,561	$1,483,252
Short-term investments	100,000	28,191
Accounts receivable, net	2,071,439	1,810,987
Inventories, net	2,738,658	2,605,609
Other current assets	517,132	482,007

Total current assets	6,494,790	6,410,046

Property, plant and equipment, net	4,971,813	4,917,024

Goodwill	1,971,452	1,973,608

Other intangible assets, net	842,445	874,154

Other assets	1,030,388	1,028,451

Total assets	$15,310,888	$15,203,283

LIABILITIES

Current liabilities:
Short-term debt	$42,414	$29,202
Long-term debt due within one year	11,300	3,300
Accounts payable	1,124,077	1,117,078
Salaries, wages and related accruals	276,660	282,860
Accrued expenses and other current liabilities	562,775	527,776

Total current liabilities	2,017,226	1,960,216

Long-term debt due after one year	4,368,900	4,376,900

Deferred credits and other liabilities	978,749	955,889

Total liabilities	7,364,875	7,293,005

EQUITY

Nucor stockholders’ equity:
Common stock	151,172	151,010
Additional paid-in capital	1,867,948	1,843,353
Retained earnings	7,160,952	7,140,440
Accumulated other comprehensive (loss) income, net of income taxes	(3,952)	9,080
Treasury stock	(1,495,298)	(1,498,114)

Total Nucor stockholders’ equity	7,680,822	7,645,769

Noncontrolling interests	265,191	264,509

Total equity	7,946,013	7,910,278

Total liabilities and equity	$15,310,888	$15,203,283

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013
Operating activities:
Net earnings	$296,631	$216,998
Adjustments:
Depreciation	326,429	258,390
Amortization	36,265	37,575
Stock-based compensation	33,752	34,043
Deferred income taxes	(5,121)	12,304
Distributions from affiliates	11,504	7,708
Equity in earnings of unconsolidated affiliates	(7,676)	(413)
Loss on assets	9,046	—
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(249,196)	(70,785)
Inventories	(130,463)	36,087
Accounts payable	90,460	(44,724)
Federal income taxes	14,100	3,709
Salaries, wages and related accruals	(1,672)	(35,332)
Other operating activities	19,270	29,414

Cash provided by operating activities	443,329	484,974

Investing activities:
Capital expenditures	(446,798)	(621,306)
Investment in and advances to affiliates	(68,491)	(43,485)
Repayment of advances to affiliates	15,000	30,500
Disposition of plant and equipment	12,858	10,145
Acquisitions (net of cash acquired)	(38,466)	—
Purchases of investments	(100,000)	(19,390)
Proceeds from the sale of investments	27,529	73,428
Proceeds from the sale of restricted investments	—	148,725
Changes in restricted cash	—	55,355

Cash used in investing activities	(598,368)	(366,028)

Financing activities:
Net change in short-term debt	13,212	1,796
Repayment of long-term debt	—	(250,000)
Excess tax benefits from stock-based compensation	2,700	1,700
Distributions to noncontrolling interests	(37,877)	(57,266)
Cash dividends	(237,369)	(235,280)
Other financing activities	(1,123)	109

Cash used in financing activities	(260,457)	(538,941)

Effect of exchange rate changes on cash	(195)	(2,400)

Decrease in cash and cash equivalents	(415,691)	(422,395)
Cash and cash equivalents - beginning of year	1,483,252	1,052,862

Cash and cash equivalents - end of six months	$1,067,561	$630,467

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(96,023)	$(20,537)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In March 2013, new accounting guidance was issued on foreign currency matters that clarifies the guidance of a parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this new standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. This standard is applied prospectively for the Company beginning January 1, 2014. The adoption of this standard did not have a material effect on the consolidated financial statements.

In February 2013, new accounting guidance was issued on joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this new standard, obligations resulting from joint and several liability arrangements are to be measured as the sum of: (a) the amount the reporting entity agreed with its co-obligors that it will pay and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This standard is applied prospectively for the Company beginning January 1, 2014. The adoption of this standard did not have a material effect on the consolidated financial statements.

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

In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments are effective for the Company for all annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating adoption methods and the impact it will have on the consolidated financial statements.

2.	INVENTORIES: Inventories consisted of approximately 37% raw materials and supplies and 63% finished and semi-finished products at July 5, 2014 (40% and 60%, respectively, at December 31, 2013). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 45% of total inventories as of July 5, 2014 and December 31, 2013. If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $639.2 million higher at July 5, 2014 ($624.7 million higher at December 31, 2013). Use of the lower of cost or market methodology reduced inventories by $1.8 million at July 5, 2014 ($2.1 million at December 31, 2013).

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $6.93 billion at July 5, 2014 ($6.63 billion at December 31, 2013).

Included within property, plant and equipment, net at July 5, 2014 is $24.1 million of assets, net of accumulated depreciation, under a capital lease agreement (none at December 31, 2013). The gross amount of property, plant and equipment acquired under the capital lease was $25.4 million, which is not included in capital expenditures on the condensed consolidated statement of cash flows. Total obligations associated with this capital lease agreement were $24.2 million at July 5, 2014 (none at December 31, 2013), of which $2.1 million was classified in accrued expenses and other current liabilities and $22.1 million was classified in deferred credits and other liabilities.

As discussed in Note 7 to Nucor’s annual report for the year ended December 31, 2013, in the third quarter of 2013 one of three storage domes collapsed at Nucor Steel Louisiana in St. James Parish. As a result, Nucor recorded a partial write down of assets at the facility, including $21.0 million of property, plant and equipment and $7.0 million of inventory, offset by a $14.0 million insurance receivable that was based on management’s current estimate of probable insurance recoveries. The associated net charge of $14.0 million was included in marketing, administrative and other expenses in the consolidated statement of earnings in 2013. We are continuing to investigate the cause or causes of the 2013 dome collapse at Nucor Steel Louisiana and as a result, Nucor may record additional insurance proceeds and/or incur additional charges.

4.	RESTRICTED CASH AND INVESTMENTS: There were no restricted cash or investments as of July 5, 2014 or December 31, 2013. In November 2010, Nucor issued $600.0 million in 30-year Gulf Opportunity Zone bonds, the net proceeds of which were accounted for as restricted cash and investments. The restricted cash and investments were held in a trust account and were used to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. Funds were disbursed as qualified expenditures for the construction of the facility were made, with $204.2 million being disbursed in the first six months of 2013. The remaining funds were disbursed over the remainder of 2013.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended July 5, 2014 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2013	$495,897	$774,486	$703,225	$1,973,608
Translation	—	(2,156)	—	(2,156)

Balance at July 5, 2014	$495,897	$772,330	$703,225	$1,971,452

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

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following (in thousands):

	July 5, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,151,532	$423,011	$1,147,786	$391,254
Trademarks and trade names	151,188	44,219	151,332	40,397
Other	22,823	15,868	21,869	15,182

	$1,325,543	$483,098	$1,320,987	$446,833

Intangible asset amortization expense in the second quarter of 2014 and 2013 was $17.8 million and $18.6 million, respectively, and was $36.3 million and $37.6 million in the first six months of 2014 and 2013, respectively. Annual amortization expense is estimated to be $71.6 million in 2014; $68.6 million in 2015; $66.9 million in 2016; $65.2 million in 2017; and $61.5 million in 2018.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $937.3 million at July 5, 2014 ($936.0 million at December 31, 2013) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at July 5, 2014 was $456.7 million ($465.4 million at December 31, 2013). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $55.9 million at July 5, 2014, resulting in a basis difference of $400.8 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($328.4 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.7 million and $2.8 million in the second quarter of 2014 and 2013, respectively, and were $5.4 million and $5.7 million in the first six months of 2014 and 2013, respectively.

As of July 5, 2014, Nucor had outstanding notes receivable of €35.0 million ($47.6 million) from Duferdofin Nucor (€35.0 million, or $48.2 million, at December 31, 2013). The notes receivable bear interest at 1.539% and will reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets in the condensed consolidated balance sheets as of July 5, 2014.

Nucor has issued guarantees for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement as well as the Standby Medium Long Term Loan Credit Facility, which mature on April 26, 2016 and April 22, 2016, respectively. The maximum amount that Duferdofin Nucor can borrow under Facility A is €122.5 million, and as of July 5, 2014, Duferdofin Nucor had €113.5 million ($154.3 million) outstanding under that facility (€112.0 million, or $154.4 million, at December 31, 2013). The guarantee under the Standby Medium Long Term Loan Credit Facility was issued in the second quarter of 2014, and as of July 5, 2014, Duferdofin Nucor had the maximum borrowing amount of €60.0 million ($81.6 million) outstanding under that facility. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A or the Standby Medium Long Term Credit Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantees. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under both financing agreements. Nucor has not recorded any liability associated with these guarantees.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members.

Nucor’s investment in NuMit at July 5, 2014 was $324.8 million ($318.4 million as of December 31, 2013). Nucor has recorded two notes receivable from Steel Technologies LLC. The first note receivable of $40.0 million bears interest at 1.13% as of July 5, 2014, and it resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. The second note receivable of $44.0 million was issued on May 2, 2014. It bears interest at 1.43% as of July 5, 2014. The principal amounts of these notes receivable are due on October 21, 2014 and May 1, 2015, respectively. In addition, Nucor has extended a $60.0 million line of credit (of which $15.0 million was outstanding at July 5, 2014) to Steel Technologies LLC. As of July 5, 2014, the amounts outstanding on the line of credit bear interest at 1.36% and mature on April 1, 2015. As of July 5, 2014, both the notes receivable and the amounts outstanding on the line of credit are classified in other current assets in the condensed consolidated balance sheets.

HUNTER RIDGE

Nucor has a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling program. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge at July 5, 2014 was $136.7 million ($134.5 million at December 31, 2013).

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2013, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the first six months of 2014, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. Nucor recorded a $30.0 million impairment charge against its investment in Duferdofin Nucor in the second quarter of 2012.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $166.2 million at July 5, 2014 ($81.6 million at December 31, 2013). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $118.9 million at July 5, 2014 ($118.7 million at December 31, 2013).

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	July 5, 2014	Dec. 31, 2013
Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(1,400)	$—
Commodity contracts	Deferred credits and other liabilities	(900)	—
Total liability derivatives designated as hedging instruments		(2,300)	—
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(757)	(553)
Foreign exchange contracts	Accrued expenses and other current liabilities	(132)	(2)

Total liability derivatives not designated as hedging instruments		(889)	(555)
Total liability derivatives		$(3,189)	$(555)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Commodity contracts	Cost of products sold	$238	$—	$238	$—	$—	$—

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended
		July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Commodity contracts	Cost of products sold	$(1,633)	$—	$(233)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
		July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Commodity contracts	Cost of products sold	$(795)	$2,473	$438	$4,982
Foreign exchange contracts	Cost of products sold	(201)	2	(48)	118

Total		$(996)	$2,475	$390	$5,100

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of July 5, 2014 and December 31, 2013 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 5, 2014
Assets:
Cash equivalents	$919,447	$919,447	$—	$—
Short-term investments	100,000	100,000	—	—

Total assets	$1,019,447	$1,019,447	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(3,189)	$—	$(3,189)	$—

As of December 31, 2013
Assets:
Cash equivalents	$1,269,465	$1,269,465	$—	$—
Short-term investments	28,191	28,191	—	—

Total assets	$1,297,656	$1,297,656	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(555)	$—	$(555)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.76 billion at July 5, 2014 ($4.61 billion at December 31, 2013). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 5, 2014 and December 31, 2013, or similar debt with the same maturities, rating and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $20.7 million of accrued environmental costs at July 5, 2014 ($22.9 million at December 31, 2013), $4.5 million was classified in accrued expenses and other current liabilities ($6.9 million at December 31, 2013) and $16.2 million was classified in deferred credits and other liabilities ($16.0 million at December 31, 2013). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005 through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief. Five of the eight defendants have entered into settlement agreements with the plaintiffs, which agreements are in the process of court approval. Although we believe the plaintiffs’ claims are without merit, we will continue to vigorously defend against them, but we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure.

On March 25, 2014, a jury in the U.S. District Court for the Southern District of Texas returned a verdict against Nucor and five other co-defendants in an antitrust lawsuit brought by plaintiff MM Steel, LP, a steel plate service center located in Houston. The jury returned a verdict of $52.0 million in damages against all defendants jointly and severally. On June 1, 2014, pursuant to antitrust laws providing for treble damages, the court awarded a judgment to MM Steel jointly and severally against the defendants in an amount totaling $160.8 million after including costs and attorneys’ fees. The Company has appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit, and believes that it has valid grounds to have the judgment vacated or reversed. The Company believes that the evidence against Nucor was insufficient to support any finding that Nucor was involved in a horizontal conspiracy. The Company believes that the trial court wrongly excluded relevant testimony of Nucor’s expert witness. The Company believes that the trial court erred in admitting hearsay evidence. Finally, the Company believes that the trial court did not sufficiently instruct the jury on applicable legal principles. As a result, the Company believes that the likelihood that the judgment will be affirmed is not probable, and, accordingly, it has not recorded any reserves or contingencies related to this legal matter. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

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

A summary of activity under Nucor’s stock option plans for the first six months of 2014 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	2,089	$40.47
Granted	469	$50.63
Exercised	—	—
Canceled	—	—

Outstanding at July 5, 2014	2,558	$42.33	8.1 years	$21,023

Options exercisable at July 5, 2014	1,272	$40.28	7.2 years	$13,037

For the 2014 stock option grant, the grant date fair value of $17.48 per share was calculated using the Black-Scholes option-pricing model with the following assumptions:

Exercise price	$50.63
Expected dividend yield	2.92%
Expected stock price volatility	45.00%
Risk-free interest rate	2.03%
Expected life (years)	6.5

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $7.6 million and $8.4 million in the second quarter of 2014 and 2013, respectively, and $7.6 million and $8.6 million in the first six months of 2014 and 2013, respectively. As of July 5, 2014, unrecognized compensation expense related to options was $0.6 million, which is expected to be recognized over 3 years.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s RSU activity for the first six months of 2014 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,122	$42.51
Granted	655	$50.63
Vested	(704)	$44.51
Canceled	(8)	$40.42

Unvested at July 5, 2014	1,065	$46.19

Shares reserved for future grants (stock options and RSUs)	11,868

Compensation expense for RSUs was $17.6 million and $18.1 million in the second quarter of 2014 and 2013, respectively, and $22.5 million and $22.2 million in the first six months of 2014 and 2013, respectively. As of July 5, 2014, unrecognized compensation expense related to unvested RSUs was $39.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first six months of 2014 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	73	$45.49
Granted	127	$50.35
Vested	(133)	$48.91
Canceled	—	—

Unvested at July 5, 2014	67	$47.93

Shares reserved for future grants	1,111

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.9 million and $1.5 million in the second quarter of 2014 and 2013, respectively, and $3.1 million and $3.3 million in the first six months of 2014 and 2013 respectively. At July 5, 2014, unrecognized compensation expense related to unvested restricted stock awards was $1.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits was $22.0 million and $13.1 million in the second quarter of 2014 and 2013, respectively, and was $40.2 million and $26.7 million in the first six months of 2014 and 2013, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Interest expense	$45,878	$40,676	$87,771	$74,356
Interest income	(1,487)	(1,448)	(2,639)	(2,637)

Interest expense, net	$44,391	$39,228	$85,132	$71,719

14.	INCOME TAXES: The effective tax rate for the second quarter of 2014 was 31.0% compared with 30.2% for the second quarter of 2013. The increase in the effective tax rate for the second quarter of 2014 as compared to the second quarter of 2013 is primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The Internal Revenue Service (IRS) is currently examining Nucor’s 2012 federal income tax return. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has concluded U.S. federal income tax matters for years through 2009. The 2010, 2011, and 2013 tax years also are open to examination by the IRS. The tax years 2009 through 2013 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and state and local jurisdictions).

Current deferred tax assets included in other current assets were $259.4 million at July 5, 2014 ($255.5 million at December 31, 2013). Current deferred tax liabilities included in accrued expenses and other current liabilities were $13.5 million at July 5, 2014 ($14.6 million at December 31, 2013). Non-current deferred tax liabilities included in deferred credits and other liabilities were $675.3 million at July 5, 2014 ($676.2 million at December 31, 2013).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2013	$7,645,769	$264,509	$7,910,278
Total comprehensive income	245,040	38,559	283,599
Stock options	7,617	—	7,617
Issuance of stock under award plans, net of forfeitures	19,556	—	19,556
Amortization of unearned compensation	400	—	400
Dividends declared	(237,560)	—	(237,560)
Distributions to noncontrolling interests	—	(37,877)	(37,877)

Stockholders’ equity at July 5, 2014	$7,680,822	$265,191	$7,946,013

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2012	$7,641,571	$243,803	$7,885,374
Total comprehensive income	103,839	47,064	150,903
Stock options	8,575	—	8,575
Issuance of stock under award plans, net of forfeitures	18,789	—	18,789
Amortization of unearned compensation	400	—	400
Dividends declared	(235,545)	—	(235,545)
Distributions to noncontrolling interests	—	(57,266)	(57,266)

Stockholders’ equity at June 29, 2013	$7,537,629	$233,601	$7,771,230

16.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME: The following tables reflect the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Three Month (13 week) Period Ended July 5, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
April 5, 2014	$(1,400)	$(50,915)	$16,518	$(35,797)
Other comprehensive income (loss) before reclassifications	238	31,845	—	32,083
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	(238)	—	—	(238)

Net current-period other comprehensive income (loss)	—	31,845	—	31,845
July 5, 2014	$(1,400)	$(19,070)	$16,518	$(3,952)

	Six Month (26 week) Period Ended July 5, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2013	$—	$(7,438)	$16,518	$9,080
Other comprehensive income (loss) before reclassifications	(1,633)	(11,632)	—	(13,265)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	233	—	—	233

Net current-period other comprehensive income (loss)	(1,400)	(11,632)	—	(13,032)
July 5, 2014	$(1,400)	$(19,070)	$16,518	$(3,952)

	Three Month (13 week) Period Ended June 29, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
March 30, 2013	$—	$(4,332)	$10,580	$6,248
Other comprehensive income (loss) before reclassifications	—	(15,582)	—	(15,582)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	—	—	—

Net current-period other comprehensive income (loss)	—	(15,582)	—	(15,582)
June 29, 2013	$—	$(19,914)	$10,580	$(9,334)

	Six Month (26 week) Period Ended June 29, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2012	$—	$46,181	$10,580	$56,761
Other comprehensive income (loss) before reclassifications	—	(66,095)	—	(66,095)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	—	—	—

Net current-period other comprehensive income (loss)	—	(66,095)	—	(66,095)
June 29, 2013	$—	$(19,914)	$10,580	$(9,334)

17.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; our natural gas working interests; and Nucor’s equity method investment in Hunter Ridge. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

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

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Net sales to external customers:
Steel mills	$3,674,140	$3,197,433	$7,281,904	$6,465,587
Steel products	1,035,923	937,104	1,910,092	1,726,451
Raw materials	581,012	531,051	1,207,523	1,024,322

	$5,291,075	$4,665,588	$10,399,519	$9,216,360

Intercompany sales:
Steel mills	$742,200	$639,425	$1,451,066	$1,272,145
Steel products	26,542	30,855	48,042	50,127
Raw materials	2,443,492	2,183,495	4,971,498	4,346,983
Corporate/eliminations	(3,212,234)	(2,853,775)	(6,470,606)	(5,669,255)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$368,138	$237,102	$685,935	$509,360
Steel products	42,612	32,073	44,332	20,149
Raw materials	(9,635)	12,218	(1,276)	13,754
Corporate/eliminations	(159,250)	(129,061)	(279,625)	(237,603)

	$241,865	$152,332	$449,366	$305,660

	July 5, 2014	Dec. 31, 2013
Segment assets:
Steel mills	$8,572,357	$8,365,023
Steel products	2,999,733	2,861,403
Raw materials	3,952,359	3,956,913
Corporate/eliminations	(213,561)	19,944

	$15,310,888	$15,203,283

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Basic net earnings per share:
Basic net earnings	$147,041	$85,145	$258,072	$169,934
Earnings allocated to participating securities	(487)	(419)	(878)	(805)

Net earnings available to common stockholders	$146,554	$84,726	$257,194	$169,129

Average shares outstanding	319,693	318,903	319,597	318,796

Basic net earnings per share	$0.46	$0.27	$0.80	$0.53

Diluted net earnings per share:
Diluted net earnings	$147,041	$85,145	$258,072	$169,934
Earnings allocated to participating securities	(487)	(419)	(878)	(805)

Net earnings available to common stockholders	$146,554	$84,726	$257,194	$169,129

Diluted average shares outstanding:
Basic shares outstanding	319,693	318,903	319,597	318,796
Dilutive effect of stock options and other	288	120	275	138

	319,981	319,023	319,872	318,934

Diluted net earnings per share	$0.46	$0.27	$0.80	$0.53

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Anti-dilutive stock options:
Weighted average shares	—	546	—	276

Weighted average exercise price	$—	$44.51	$—	$44.51

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

We continue to be pleased with the progress of our new direct reduced iron plant in St. James Parish, Louisiana. The Louisiana DRI plant underwent a three week outage in the second quarter to implement adjustments that will improve yield and conversion costs. The Louisiana DRI plant has continued to exceed our volume expectations while producing excellent quality DRI units.

In March, a jury in the U.S. District Court for the Southern District of Texas returned a verdict of $52.0 million in damages against Nucor and five other co-defendants, jointly and severally, in an antitrust lawsuit brought by plaintiff MM Steel, LP, a steel plate service center located in Houston. The amount was trebled to $160.8 million (inclusive of costs and attorneys’ fees) under the federal antitrust laws in a judgment awarded by the court on June 1, 2014. Nucor has appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit and believes that MM Steel, LP’s claims against Nucor are meritless and that Nucor acted entirely within its legal rights. Nucor believes that the likelihood that the judgment will be affirmed is not probable, and, accordingly, we have not recorded any reserves or contingencies related to this legal matter.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 77%, 61% and 64%, respectively, in the first six months of 2014 compared with 73%, 56% and 61%, respectively, in the first six months of 2013.

Results of Operations

Net Sales Net sales to external customers by segment for the second quarter and first six months of 2014 and 2013 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	% Change	July 5, 2014	June 29, 2013	% Change
Steel mills	$3,674,140	$3,197,433	15%	$7,281,904	$6,465,587	13%
Steel products	1,035,923	937,104	11%	1,910,092	1,726,451	11%
Raw materials	581,012	531,051	9%	1,207,523	1,024,322	18%

Net sales	$5,291,075	$4,665,588	13%	$10,399,519	$9,216,360	13%

Net sales for the second quarter of 2014 increased 13% over the second quarter of 2013. Average sales price per ton increased 4% from $799 in the second quarter of 2013 to $831 in the second quarter of 2014, while total tons shipped to outside customers increased 9% over the same period last year.

Net sales for the first six months of 2014 increased 13% over the first six months of 2013. Average sales price per ton increased 4% from $798 in the first half of 2013 to $828 in the first half of 2014, while total tons shipped to outside customers increased 9% over last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	% Change	July 5, 2014	June 29, 2013	% Change
Steel production	5,324	4,892	9%	10,518	9,710	8%

Outside steel shipments	4,646	4,274	9%	9,246	8,608	7%
Inside steel shipments	831	751	11%	1,663	1,492	11%

Total steel shipments	5,477	5,025	9%	10,909	10,100	8%

Net sales for the steel mills segment increased 15% over the second quarter of 2013 due to a 6% increase in the average sales price per ton from $746 to $789, and a 9% increase in tons shipped to outside customers. Our sheet, bar, structural and plate products all experienced higher average sales prices in the second quarter of 2014 compared with the second quarter of 2013 due to stronger demand and new product offerings. Volumes for sheet products also increased during the second quarter in part due to supply disruptions at some of our domestic competitors. Steel mill sales were negatively impacted by a planned three week outage at Nucor-Yamato Steel related to a capital project that will expand its sheet piling production capabilities. The outage resulted in lower shipments for structural steel in the second quarter of 2014 as compared with the first quarter of 2014. Though average sales prices increased for the steel mills segment in the second quarter of 2014 compared to the second quarter of 2013, imports continued to apply downward pressure on pricing during the second quarter of 2014, preventing a larger increase in average sales prices from occurring. In its most recent monthly report, the Steel Import Monitoring and Analysis System reported a 31.8% increase in year-to-date 2014 U.S. imports of steel mill products from the same period in 2013.

The 13% increase in sales from the first half of 2014 to the first half of 2013 in the steel mills segment was attributable to the 7% increase in tons sold to outside customers and the 5% increase in average sales price per ton from $751 in the first half of 2013 to $786 in the first half of 2014.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Six Months (26 weeks) Ended
	July 5, 2014	June 29, 2013	% Change	July 5, 2014	June 29, 2013	% Change
Joist sales	97	91	7%	189	162	17%
Deck sales	101	83	22%	188	152	24%
Cold finish sales	133	124	7%	271	246	10%
Fabricated concrete reinforcing steel sales	321	280	15%	560	508	10%

The 11% increase in the steel products segment’s sales for the second quarter of 2014 over the second quarter of 2013 was due to an 11% increase in volume that was partially offset by a slight decrease in average sales price per ton from $1,374 to $1,367. The 11% increase in the steel products segment’s sales for the first half of the year was due to a 12% increase in volume partially offset by a 1% decrease in average sales price per ton from $1,377 to $1,358. The improvement in sales for the steel products segment in the second quarter and first half of 2014 compared with the same periods in the prior year is due to improving conditions in the nonresidential construction markets. Though conditions in the nonresidential constructions markets have improved, the improvements are from historically low levels. Sales for the steel products segment in the second quarter of 2014 increased from the first quarter of 2014 due to higher volumes resulting from improved weather conditions from the harsh conditions experienced in the first quarter of 2014.

The sales for the raw materials segment increased 9% from the second quarter of 2013 and 18% from the first half of 2013 primarily due to increased volumes at our natural gas drilling working interests and DJJ’s recycling and brokerage businesses. In the second quarter of 2014, approximately 79% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 12% of the outside sales were from the scrap processing facilities (83% and 14%, respectively, in the second quarter of 2013). In the first half of 2014, approximately 78% of outside sales for the raw materials segment were from the brokerage operations and approximately 14% of outside sales were from the scrap processing facilities of DJJ (84% and 13%, respectively, in the first half of 2013).

Gross Margins For the second quarter of 2014 , Nucor recorded gross margins of $415.9 million (8%), compared with $313.1 million (7%) in the second quarter of 2013. The gross margin was impacted by a 4% increase in average sales price per ton and a 9% increase in tons shipped to outside customers, along with the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used increased 2% from $377 in the second quarter of 2013 to $384 in the second quarter of 2014; however, metal margin per ton also increased from the second quarter of 2013 due to the increase in average selling prices and volumes. The average scrap and scrap substitute cost per ton decreased 4% from $398 in the first quarter of 2014 to $384 in the second quarter of 2014; however, metal margins per ton also increased from the first quarter of 2014. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. Scrap prices experienced a gradual decline during the second quarter of 2014 with low volatility. As we begin the third quarter, we expect continued low volatility in scrap prices.

•

Nucor’s gross margins can be significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s current estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year-over-year, primarily within raw material inventory in the steel mills segment. No LIFO charge or credit was recorded for the second quarter of 2014 or 2013.

•

Gross margins in the steel products segment increased in the second quarter of 2014 over the second quarter of 2013 and first quarter of 2014 due in large part to the improving conditions in the nonresidential construction markets. Though conditions in the nonresidential construction markets are improving, the improvement is from historically low levels. Our deck, rebar, cold finish, and building systems operations experienced margin improvement in the second quarter of 2014 compared with the second quarter of 2013. Our joist, deck, rebar and building systems operations experienced margin improvement in the second quarter of 2014 compared with the first quarter of 2014.

•	Steel mill energy costs increased $1 per ton in the second quarter of 2014 over the second quarter of 2013 due to increased natural gas and electricity unit costs.

•

Our Nucor Steel Louisiana DRI facility experienced significant operational losses, including start-up costs of $19.4 million in the second quarter of 2014 compared with start-up costs of $5.4 million in the second quarter of 2013, which negatively impacted gross margins.

For the first half of 2014, Nucor recorded gross margins of $793.1 million (8%), compared to $616.3 million (7%) in the first half of 2013. The gross margin was impacted by a 4% increase in average sales price per ton and a 9% increase in shipments to external customers in the first six months of 2014 as compared to the first six months of 2013. Gross margins were also impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used increased 3% from $378 in the first half of 2013 to $391 in the first half of 2014; however, metal margins also increased.

•	Gross margins in the steel products segment increased in the first half of 2014 over the first half of 2013 for the reasons described above.

•	Gross margins were negatively impacted by a $14.5 million and $18.0 million LIFO charge in the first half of 2014 and 2013, respectively.

•

Energy costs increased approximately $3 per ton in the first half of 2014 over the first half of 2013 due mainly to increased natural gas and electricity unit costs stemming from the harsh weather conditions in the first quarter of 2014 that drove up energy demand and costs.

•

The Nucor Steel Louisiana DRI facility experienced significant operational losses, including start-up costs of $40.1 million in the first half of 2014 compared with start-up costs of $9.2 million in the first half of 2013.

•

Within the raw materials segment, DJJ’s gross margins for the first half of 2014 improved significantly over the first half of 2013, particularly within DJJ’s recycling business. Third party sales volumes and margins have improved significantly year-over-year despite the impact of recent price declines in both ferrous and nonferrous markets.

Marketing, Administrative and Other Expenses The major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $8.9 million in the second quarter of 2014 compared to the second quarter of 2013, and increased $14.9 million in the first half of 2014 compared to the first half of 2013, due to the increased profitability of the Company. Profit sharing and other incentive compensation costs increased $16.2 million in the second quarter of 2014 compared to the first quarter of 2014 due to the annual restricted stock unit grant and the stock option grant that occurred in the second quarter of 2014.

Included in marketing, administrative and other expenses in the first half of 2014 is a $9.0 million charge related to the disposal of assets within the steel mill segment (none in the first half of 2013).

Equity in Earnings of Unconsolidated Affiliates Equity method investment earnings, including amortization expense and other purchase accounting adjustments, were $3.2 million and $1.6 million in the second quarter of 2014 and 2013, respectively, and $7.7 million and $0.4 million in the first half of 2014 and 2013, respectively. The increase in the equity method investment earnings is primarily due to a decrease in losses at Duferdofin Nucor S.r.l. and higher equity method earnings at NuMit LLC during both the second quarter and the first half of 2014 compared with the respective prior year periods.

In the fourth quarter of 2013, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. Steel market conditions in Europe have continued to be challenging through the first half of 2014, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. Nucor recorded a $30.0 million impairment charge against its investment in Duferdofin Nucor in the second quarter of 2012.

Interest Expense (Income) Net interest expense for the second quarter and first half of 2014 and 2013 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Interest expense	$45,878	$40,676	$87,771	$74,356
Interest income	(1,487)	(1,448)	(2,639)	(2,637)

Interest expense, net	$44,391	$39,228	$85,132	$71,719

In the second quarter of 2014, gross interest expense increased 13% from the second quarter of 2013 due to a 23% increase in average debt outstanding. Gross interest income increased 3% due mainly to increases in average investments outstanding.

In the first half of 2014, gross interest expense increased 18% from the first half of 2013 due to a 22% increase in average debt outstanding. Gross interest income remained flat between the first half of 2014 and 2013.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the second quarter and first half of 2014 and 2013 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Steel mills	$368,138	$237,102	$685,935	$509,360
Steel products	42,612	32,073	44,332	20,149
Raw materials	(9,635)	12,218	(1,276)	13,754
Corporate/eliminations	(159,250)	(129,061)	(279,625)	(237,603)

	$241,865	$152,332	$449,366	$305,660

Earnings before income taxes and noncontrolling interests in the steel mills segment for the second quarter and first six months of 2014 increased significantly from the second quarter and first six months of 2013 due to higher sales volume, higher average sales prices and higher metal margins resulting from factors discussed above. Our recent capital project expansions have allowed us to broaden our product offerings and market share, particularly in the special bar quality, cold rolled and galvanized sheet and plate steel products. These higher value product offerings benefited the profitability of the steel mills segment in the second quarter and first half of 2014. Structural steel shipments and earnings were negatively impacted by the planned three week outage at Nucor-Yamato Steel related to a capital project that will expand its sheet piling production capabilities. The improved results of the steel mills segment were achieved despite imports being at levels not seen since 2006. Earnings before income taxes and noncontrolling interests in the steel mills segment for the second quarter of 2014 increased from the first quarter of 2014 due to higher average sales prices, higher volumes and higher metal margins. Market conditions improved in the second quarter of 2014 as the weather conditions improved from the severe conditions experienced in the first quarter of 2014.

The profitability of the steel mills segment in the second quarter and first half of 2014 also benefited from improved results from the NuMit and Duferdofin Nucor equity method investments as compared with the respective prior year periods. Partially offsetting these factors were the increased energy costs and a $9.0 million charge related to the disposal of assets within the steel mills segment in the first half of 2014 (none in the first half of 2013).

In the steel products segment, earnings before income taxes and noncontrolling interests increased significantly from the second quarter and first half of 2013. Profitability at our deck, rebar, cold finish and building systems operations increased in the second quarter and first half of 2014 compared with the respective periods in the prior year. The steel products segment has benefited from the improving conditions in the nonresidential construction markets. Though conditions in the nonresidential construction markets are improving, the improvement is from historically low levels. Earnings before income taxes and noncontrolling interests in the steel products segment increased significantly from the first quarter of 2014 due to typical seasonality that occurs in the second quarter as improved weather conditions benefit nonresidential construction markets. This seasonality was exacerbated in the current year due to extreme weather conditions that were experienced in the first quarter of 2014.

The decrease in profitability of our raw materials segment for the second quarter and first half of 2014 as compared to the second quarter and first half of 2013 is due primarily to increased operational losses, which included increased start-up costs, at our new Louisiana DRI facility. The Louisiana DRI plant underwent a three week outage in the second quarter to implement adjustments that will improve yield and conversion costs. Partially offsetting the losses at the Louisiana DRI plant was increased profitability from DJJ’s brokerage and scrap processing operations due to increased volumes and margin improvement, and increased profitability from our natural gas working interest drilling investment.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS), of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the second quarter of 2014 as compared to the second quarter of 2013 was primarily attributable to a planned three week outage this quarter associated with a capital project. The decrease in earnings attributable to noncontrolling interests in the first half of 2014 from the first half of 2013 is mainly the result of lower selling prices and margins in the first quarter of 2014 compared with the first quarter of 2013 and the planned three week outage mentioned above. Selling prices and margins at NYS in the second quarter of 2014 increased over both the first quarter of 2014 and the second quarter of 2013. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first six months of 2013, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes Nucor had an effective tax rate of 31.0% in the second quarter of 2014 compared with 30.2% in the second quarter of 2013. The expected rate for the full year of 2014 will be approximately 32.3% compared with 26.0% for the full year of 2013. The increase in the effective tax rate for the second quarter of 2014 as compared to the second quarter of 2013 is primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The increase in the expected rate for the full year of 2014 as compared to the full year of 2013 is due to a charge of $12.8 million which is primarily related to tax legislation changes in the state of New York during the first quarter of 2014 and the $21.3 million favorable non-cash out-of-period adjustment to deferred tax balances in the fourth quarter of 2013.

We estimate that in the next twelve months our gross uncertain tax positions, which totaled $68.5 million at July 5, 2014 exclusive of interest, could decrease by as much as $12.2 million as a result of the expiration of the statute of limitations, substantially all of which would impact the effective tax rate.

The Internal Revenue Service (IRS) is currently examining Nucor’s 2012 federal income tax return. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has concluded U.S. federal income tax matters for years through 2009. The 2010, 2011, and 2013 tax years also are open to examination by the IRS. The tax years 2009 through 2013 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity Nucor reported consolidated net earnings of $147.0 million, or $0.46 per diluted share, in the second quarter of 2014 compared with consolidated net earnings of $85.1 million, or $0.27 per diluted share, in the second quarter of 2013. Net earnings attributable to Nucor stockholders as a percentage of net sales were 3% and 2% in the second quarter of 2014 and 2013, respectively.

Nucor reported consolidated net earnings of $258.1 million, or $0.80 per diluted share, in the first half of 2014, compared to consolidated net earnings of $169.9 million, or $0.53 per diluted share, in the first half of 2013. Net earnings attributable to Nucor stockholders as a percentage of net sales was 2% in both the first half of 2014 and 2013. Return on average stockholders’ equity was approximately 7% and 4% in the first half of 2014 and 2013, respectively.

Outlook We currently expect to see a stronger improvement in earnings for the third quarter of 2014. Although non-residential construction markets remain at historically low levels, they are improving at a moderate pace. We therefore expect further increased operating profits in our downstream products businesses. Steel mill profitability is also expected to improve in the third quarter of 2014 as our Nucor-Yamato Steel division has no planned outage and sheet and plate margins continue to benefit from positive pricing trends. We also expect improvement in the performance of the Louisiana DRI facility in the third quarter, with profitable performance anticipated by the end of the year.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2014 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $443.3 million in the first half of 2014, compared with cash provided by operating activities of $485.0 million in the first half of 2013. The year-over-year decrease is primarily due to changes in operating assets and liabilities, which were ($257.5) million in the first half of 2014 compared with ($81.6) million in the first half of 2013. The change in operating assets and liabilities was partially offset by higher net earnings which included increased levels of depreciation expense. The funding of our working capital increased over the prior year period due mainly to increases in accounts receivable and inventories and a decrease in accounts payable. Accounts receivable increased due to increased outside shipments in the second quarter of 2014 over the fourth quarter of 2013, as well as an increase in the sales price per ton during that same period. There was also an increase in cash used to purchase inventory during the first half of 2014 as inventory tons on hand increased approximately 3% from year-end 2013 to the end of the second quarter of 2014 resulting from improved customer demand. Cash used to purchase inventories decreased from year-end 2012 to the end of the second quarter of 2013 as inventory tons on hand decreased slightly and scrap cost per ton in ending inventory decreased. The decrease in cash used to fund accounts payable during the first half of 2014 is due to a significant decrease in accrued plant and equipment purchases and a decrease in scrap cost per ton in ending inventory from year-end 2013 to the end of the second quarter. Partially offsetting the net decrease in cash from changes in operating assets and liabilities was the $79.6 million increase in net earnings from the first half of 2013 to the first half of 2014. The higher net earnings included $68.0 million of additional depreciation expense over the first half of 2013. The increase in depreciation expense is primarily due to the completion of our DRI facility in Louisiana and additional assets related to our natural gas drilling working interests.

The current ratio was 3.2 at the end of the second quarter of 2014 and 3.3 at year-end 2013. Accounts receivable and inventories increased 14% and 5%, respectively, since year-end, while sales for the second quarter of 2014 increased by 8% from the fourth quarter of 2013. In the second quarter of 2014, total accounts receivable turned approximately every five weeks and inventories turned approximately every seven weeks, which is consistent with the second quarter of 2013 turnover. The current ratio was also impacted by a 23% decrease in cash and cash equivalents and short-term investments from year-end 2013. The decrease in cash and cash equivalents and short-term investments is primarily attributable to their use in capital project spending and the payment of dividends.

Cash used in investing activities increased $232.3 million over the prior year period. The largest factor contributing to the increase in cash used in investing activities was the net decrease of $330.6 million in proceeds from the sale of investments and restricted investments (net of purchases) and changes in restricted cash from 2013. Additionally, cash used to fund several small acquisitions was $38.5 million in the first half of 2014 compared with none in 2013. Partially offsetting those changes was a $174.5 million decrease in capital expenditures in large part due to the completion of our Louisiana DRI facility and reduced spending with our natural gas working interest drilling program.

Cash used in financing activities decreased by $278.5 million from the first half of 2013 due primarily to the repayment of a $250.0 million note in June 2013.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remains strong at $1.17 billion as of July 5, 2014. Our $1.5 billion revolving credit facility is undrawn and does not expire until August 2018. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and a Baa1 rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 5, 2014, our funded debt to total capital ratio was 36%, and we were in compliance with all other covenants under our credit facility. No borrowings were outstanding under the credit facility as of July 5, 2014.

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

In June 2014, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.37 per share payable on August 11, 2014 to stockholders of record on June 30, 2014. This dividend is Nucor’s 165th consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments and new borrowings under our existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2013. There were no interest rate swaps outstanding at July 5, 2014.

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

Natural gas produced by Nucor’s working interest drilling program is being sold to third parties to offset its exposure to changes in the price of gas consumed by its Louisiana DRI facility. In addition to its natural gas needs at the new DRI facility in Louisiana, Nucor is also a substantial consumer of natural gas at its steel mill operations. In future years, we expect that the natural gas produced through the drilling program will be sufficient to cover Nucor’s demand at all of its steel mills in the United States plus the demand of its two DRI plants or, alternatively, at three DRI plants, if additional capacity were to be added. However, the natural gas production from the working interest drilling program currently does not completely cover the natural gas usage at our operating facilities. For the six months ended July 5, 2014, the volume of natural gas sold from our natural gas working interest drilling program was approximately 72% of the volume of natural gas purchased for consumption in our domestic steelmaking facilities and our DRI facility in Louisiana.

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

The impact of low natural gas prices associated with our drilling program is limited by the existence of a drilling suspension clause. Nucor is contractually obligated to drill a minimum number of wells per year under the terms of our agreements with Encana; however, we have the right to suspend drilling of new wells at any time after January 1, 2015, if market pricing falls below a pre-established threshold. In the fourth quarter of 2013, Nucor and Encana agreed to temporarily suspend drilling new natural gas wells. This joint decision was made due to the current weak natural gas pricing environment. We believe this pause demonstrates the flexibility of our partnership with Encana to react to market conditions to the mutual benefit of both parties while still allowing us to better manage our exposure to natural gas pricing volatility at our operating divisions that consume natural gas.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive (loss) income on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At July 5, 2014, accumulated other comprehensive (loss) income included $1.4 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at July 5, 2014, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$455	$1,136
Aluminum	2,129	5,323
Copper	278	694

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended July 5, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 19, 2012, MM Steel LP filed an action against Nucor and five other co-defendants in the U.S. District Court for the Southern District of Texas and has asserted violations of federal antitrust law. On March 25, 2014, the jury returned a verdict of $52.0 million in damages against all defendants jointly and severally, which amount was subject to trebling under the federal antitrust laws. On June 1, 2014, the court awarded a judgment jointly and severally against the defendants totaling $160.8 million after trebling and including costs and attorneys’ fees. Although the Company has filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, the ultimate resolution of the case is uncertain.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10	Nucor Corporation Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on March 25, 2014) (#)

10.1	Form of Award Agreement for Annual Stock Option Grants (#)

10.2	Employment Agreement of Chad Utermark (#)

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 5, 2014, filed on August 13, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President

Dated: August 13, 2014

NUCOR CORPORATION

List of Exhibits to Form 10-Q – July 5, 2014

Exhibit No.	Description of Exhibit

10	Nucor Corporation Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on March 25, 2014) (#)

10.1	Form of Award Agreement for Annual Stock Option Grants (#)

10.2	Employment Agreement of Chad Utermark (#)

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 5, 2014, filed on August 13, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

(#)	Indicates a management contract or compensatory plan or arrangement.