Form 10-Q
period 2014-10-04
NUCOR CORP
filed 2014-11-12
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2014

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

318,999,937 shares of common stock were outstanding at October 4, 2014.

Nucor Corporation

Form 10-Q

October 4, 2014

INDEX

			Page
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings - Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 4, 2014 and September 28, 2013	3

		Condensed Consolidated Statements of Comprehensive Income - Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 4, 2014 and September 28, 2013	4

		Condensed Consolidated Balance Sheets - October 4, 2014 and December 31, 2013	5

		Condensed Consolidated Statements of Cash Flows - Nine Months (39 Weeks) Ended October 4, 2014 and September 28, 2013	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4	Controls and Procedures	34

Part II	Other Information

	Item 1	Legal Proceedings	34

	Item 1A	Risk Factors	34

	Item 6	Exhibits	35

Signatures			35

List of Exhibits to Form 10-Q			36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Net sales	$5,701,869	$4,940,936	$16,101,388	$14,157,296

Costs, expenses and other:
Cost of products sold	5,102,283	4,532,393	14,708,733	13,132,412
Marketing, administrative and other expenses	152,604	125,126	418,851	364,501
Equity in earnings of unconsolidated affiliates	(2,352)	(2,252)	(10,028)	(2,665)
Interest expense, net	45,349	37,467	130,481	109,186

	5,297,884	4,692,734	15,248,037	13,603,434

Earnings before income taxes and noncontrolling interests	403,985	248,202	853,351	553,862
Provision for income taxes	129,784	70,087	282,519	158,749

Net earnings	274,201	178,115	570,832	395,113
Earnings attributable to noncontrolling interests	28,754	30,518	67,313	77,582

Net earnings attributable to Nucor stockholders	$245,447	$147,597	$503,519	$317,531

Net earnings per share:
Basic	$0.76	$0.46	$1.57	$0.99
Diluted	$0.76	$0.46	$1.57	$0.99
Average shares outstanding:
Basic	320,023	319,341	319,737	318,979
Diluted	320,337	319,526	320,025	319,132
Dividends declared per share	$0.37	$0.3675	$1.11	$1.1025

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Net earnings	$274,201	$178,115	$570,832	$395,113

Other comprehensive income (loss):
Net unrealized gain (loss) on hedging derivatives, net of income taxes of $100 and $0 for the third quarter of 2014 and 2013, respectively, and ($900) and $0 for the first nine months of 2014 and 2013, respectively	103	—	(1,530)	—
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $100 and $0 for the third quarter of 2014 and 2013, respectively, and $200 and $0 for the first nine months of 2014 and 2013, respectively	197	—	430	—
Foreign currency translation (loss) gain, net of income taxes of $0 and $500 for the third quarter of 2014 and 2013, respectively, and ($400) and $300 for the first nine months of 2014 and 2013, respectively	(81,689)	31,879	(93,321)	(34,216)

	(81,389)	31,879	(94,421)	(34,216)

Comprehensive income	192,812	209,994	476,411	360,897
Comprehensive income attributable to noncontrolling interests	(28,754)	(30,518)	(67,313)	(77,582)

Comprehensive income attributable to Nucor stockholders	$164,058	$179,476	$409,098	$283,315

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 4, 2014	Dec. 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$1,295,945	$1,483,252
Short-term investments	100,000	28,191
Accounts receivable, net	2,243,908	1,810,987
Inventories, net	2,683,235	2,605,609
Other current assets	473,156	482,007

Total current assets	6,796,244	6,410,046

Property, plant and equipment, net	4,884,010	4,917,024

Goodwill	1,982,776	1,973,608

Other intangible assets, net	819,078	874,154

Other assets	1,011,486	1,028,451

Total assets	$15,493,594	$15,203,283

LIABILITIES

Current liabilities:
Short-term debt	$41,101	$29,202
Long-term debt due within one year	16,300	3,300
Accounts payable	1,113,284	1,117,078
Federal income taxes payable	65,096	—
Salaries, wages and related accruals	341,875	282,860
Accrued expenses and other current liabilities	578,840	527,776

Total current liabilities	2,156,496	1,960,216

Long-term debt due after one year	4,360,600	4,376,900

Deferred credits and other liabilities	960,795	955,889

Total liabilities	7,477,891	7,293,005

EQUITY

Nucor stockholders’ equity:
Common stock	151,227	151,010
Additional paid-in capital	1,876,728	1,843,353
Retained earnings	7,287,500	7,140,440
Accumulated other comprehensive (loss) income, net of income taxes	(85,341)	9,080
Treasury stock	(1,494,832)	(1,498,114)

Total Nucor stockholders’ equity	7,735,282	7,645,769

Noncontrolling interests	280,421	264,509

Total equity	8,015,703	7,910,278

Total liabilities and equity	$15,493,594	$15,203,283

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013
Operating activities:
Net earnings	$570,832	$395,113
Adjustments:
Depreciation	486,684	390,495
Amortization	54,127	56,051
Stock-based compensation	40,325	40,551
Deferred income taxes	(43,712)	10,881
Distributions from affiliates	11,504	7,708
Equity in earnings of unconsolidated affiliates	(10,028)	(2,665)
Loss on assets	21,546	14,000
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(418,353)	(204,540)
Inventories	(80,975)	(129,280)
Accounts payable	84,161	122,520
Federal income taxes	94,999	70,210
Salaries, wages and related accruals	65,027	12,796
Other operating activities	49,426	99,800

Cash provided by operating activities	925,563	883,640

Investing activities:
Capital expenditures	(557,249)	(887,929)
Investment in and advances to affiliates	(94,128)	(64,762)
Repayment of advances to affiliates	26,500	42,000
Disposition of plant and equipment	18,748	29,328
Acquisitions (net of cash acquired)	(38,466)	—
Purchases of investments	(100,000)	(19,349)
Proceeds from the sale of investments	27,529	73,428
Proceeds from the sale of restricted investments	—	148,725
Changes in restricted cash	—	126,045
Other investing activities	—	4,862

Cash used in investing activities	(717,066)	(547,652)

Financing activities:
Net change in short-term debt	11,900	8,331
Proceeds from long-term debt, net of discount	—	999,100
Repayment of long-term debt	(3,300)	(250,000)
Bond issuance costs	—	(7,625)
Issuance of common stock	4,465	—
Excess tax benefits from stock-based compensation	3,200	2,100
Distributions to noncontrolling interests	(51,401)	(63,318)
Cash dividends	(356,230)	(353,155)
Other financing activities	(1,651)	110

Cash (used in) provided by financing activities	(393,017)	335,543

Effect of exchange rate changes on cash	(2,787)	(1,484)

(Decrease) increase in cash and cash equivalents	(187,307)	670,047
Cash and cash equivalents - beginning of year	1,483,252	1,052,862

Cash and cash equivalents - end of nine months	$1,295,945	$1,722,909

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(98,050)	$(30,416)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In August 2014, new accounting guidance was issued that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for interim and annual periods beginning after December 15, 2016, and is not expected to have an effect on the Company’s financial statements.

2.	ACCOUNTS RECEIVABLE: An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of an allowance for doubtful accounts of $62.1 million at October 4, 2014 ($58.3 million at December 31, 2013).

3.	INVENTORIES: Inventories consisted of approximately 40% raw materials and supplies and 60% finished and semi-finished products at October 4, 2014 and at December 31, 2013. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 46% of total inventories as of October 4, 2014 (45% as of December 31, 2013). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $624.7 million higher at both October 4, 2014 and December 31, 2013. Use of the lower of cost or market methodology reduced inventories by $2.6 million at October 4, 2014 ($2.1 million at December 31, 2013).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $7.07 billion at October 4, 2014 ($6.63 billion at December 31, 2013).

Included within property, plant and equipment, net at October 4, 2014 is $23.5 million of assets, net of accumulated depreciation, under a capital lease agreement (none at December 31, 2013). The gross amount of property, plant and equipment acquired under the capital lease was $25.4 million, which is not included in capital expenditures on the condensed consolidated statement of cash flows. Total obligations associated with this capital lease agreement were $23.7 million at October 4, 2014 (none at December 31, 2013), of which $2.2 million was classified in accrued expenses and other current liabilities and $21.5 million was classified in deferred credits and other liabilities.

In the third quarter of 2013, one of three iron ore storage domes collapsed at Nucor Steel Louisiana in St. James Parish. As a result, Nucor recorded a partial write down of assets at the facility, including $21.0 million of property, plant and equipment and $7.0 million of inventory, offset by a $14.0 million insurance receivable that was based on management’s current estimate of probable insurance recoveries. The associated net charge of $14.0 million was included in marketing, administrative and other expenses in the consolidated statement of earnings in 2013. The two remaining storage domes have a carrying value of approximately $21 million. Nucor continues to assess these two domes and the assets associated with them. As a result of the ongoing assessment, it is possible that Nucor will make operational decisions that could impact the carrying value of the domes and associated assets and the amount of insurance proceeds received.

5.	RESTRICTED CASH AND INVESTMENTS: There were no restricted cash or investments as of October 4, 2014 or December 31, 2013. In November 2010, Nucor issued $600.0 million in 30-year Gulf Opportunity Zone bonds, the net proceeds of which were accounted for as restricted cash and investments. The restricted cash and investments were held in a trust account and were used to partially fund the capital costs associated with the construction of Nucor’s direct reduced ironmaking facility in St. James Parish, Louisiana. Funds were disbursed as qualified expenditures for the construction of the facility were made, with $274.9 million being disbursed in the first nine months of 2013. The remaining funds were disbursed over the remainder of 2013.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended October 4, 2014 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2013	$495,897	$774,486	$703,225	$1,973,608
Other	—	311	26,352	26,663
Translation	—	(17,495)	—	(17,495)

Balance at October 4, 2014	$495,897	$757,302	$729,577	$1,982,776

Goodwill increased by $26.4 million in the third quarter of 2014 due to a correction of deferred taxes related to purchase accounting for the acquisition of The David J. Joseph Company in 2008. This correction did not have an impact on the condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows in the periods presented and in prior years. Also, this correction had no impact on the results of the goodwill impairment assessments performed in prior periods.

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

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following (in thousands):

	Oct. 4, 2014		Dec. 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,146,859	$438,649	$1,147,786	$391,254
Trademarks and trade names	150,355	46,100	151,332	40,397
Other	22,823	16,210	21,869	15,182

	$1,320,037	$500,959	$1,320,987	$446,833

Intangible asset amortization expense in the third quarter of 2014 and 2013 was $17.9 million and $18.5 million, respectively, and was $54.1 million and $56.1 million in the first nine months of 2014 and 2013, respectively. Annual amortization expense is estimated to be $71.4 million in 2014; $68.6 million in 2015; $66.9 million in 2016; $65.2 million in 2017; and $61.5 million in 2018.

7.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $923.2 million at October 4, 2014 ($936.0 million at December 31, 2013) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at October 4, 2014 was $431.0 million ($465.4 million at December 31, 2013). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $58.9 million at October 4, 2014, resulting in a basis difference of $372.1 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($302.2 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.6 million and $2.8 million in the third quarter of 2014 and 2013, respectively, and were $8.0 million and $8.5 million in the first nine months of 2014 and 2013, respectively.

As of October 4, 2014, Nucor had outstanding notes receivable of €35.0 million ($43.8 million) from Duferdofin Nucor (€35.0 million, or $48.2 million, at December 31, 2013). The notes receivable bear interest at 1.34% and reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2016. Accordingly, the notes receivable were classified in other assets on the condensed consolidated balance sheets as of October 4, 2014.

Nucor has issued guarantees for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement as well as the Standby Medium Long Term Loan Credit Facility, which mature on April 26, 2016 and April 22, 2016, respectively. The maximum amount that Duferdofin Nucor can borrow under Facility A is €122.5 million, and as of October 4, 2014, Duferdofin Nucor had €105.0 million ($131.4 million) outstanding under that facility (€112.0 million, or $154.4 million, at December 31, 2013). The guarantee under the Standby Medium Long Term Loan Credit Facility was issued in the second quarter of 2014, and as of October 4, 2014, Duferdofin Nucor had the maximum borrowing amount of €60.0 million ($75.1 million) outstanding under that facility. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A or the Standby Medium Long Term Credit Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantees. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under both financing agreements. Nucor has not recorded any liability associated with these guarantees.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members.

Nucor’s investment in NuMit at October 4, 2014 was $334.9 million ($318.4 million as of December 31, 2013). Nucor has recorded two notes receivable from Steel Technologies LLC. The first note receivable of $40.0 million bears interest at 1.13% as of October 4, 2014, and it resets quarterly to the three-month London Interbank Offered Rate (LIBOR) plus 90 basis points. Steel Technologies, LLC paid this note subsequent to the balance sheet date with additional funds drawn from the line of credit discussed below. The second note receivable of $44.0 million was issued on May 2, 2014. It bears interest at 1.44% as of October 4, 2014 and matures May 1, 2015. In addition, Nucor has extended a $60.0 million line of credit (of which $8.5 million was outstanding at October 4, 2014) to Steel Technologies LLC. As of October 4, 2014, the amounts outstanding on the line of credit bear interest at 1.34% and mature on April 1, 2015. As of October 4, 2014, both the notes receivable and the amounts outstanding on the line of credit are classified in other current assets in the condensed consolidated balance sheets.

HUNTER RIDGE

Nucor has a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling program. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge at October 4, 2014 was $137.9 million ($134.5 million at December 31, 2013).

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2013, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the first nine months of 2014, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. Nucor recorded a $30.0 million impairment charge against its investment in Duferdofin Nucor in the second quarter of 2012.

8.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $118.2 million at October 4, 2014 ($81.6 million at December 31, 2013). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $118.9 million at October 4, 2014 ($118.7 million at December 31, 2013).

9.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At October 4, 2014, natural gas swaps covering approximately 16.0 million MMBTUs (extending through February 2017) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	Oct. 4, 2014	Dec. 31, 2013
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$1,384	$—
Foreign exchange contracts	Other current assets	57	—

Total asset derivatives		$1,441	$—

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(1,700)	—
Commodity contracts	Deferred credits and other liabilities	(100)	—

Total Liability derivatives designated as hedging instruments		(1,800)	—
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	—	(553)
Foreign exchange contracts	Accrued expenses and other current liabilities	—	(2)

Total liability derivatives not designated as hedging instruments		—	(555)
Total liability derivatives		$(1,800)	$(555)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Commodity contracts	Cost of products sold	$103	$—	$(197)	$—	$—	$—

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended		Nine Months (39 weeks) Ended
		Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Commodity contracts	Cost of products sold	$(1,530)	$—	$(430)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended		Nine Months (39 weeks) Ended
		Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Commodity contracts	Cost of products sold	$844	$(789)	$1,282	$4,193
Foreign exchange contracts	Cost of products sold	314	134	266	253

Total		$1,158	$(655)	$1,548	$4,446

10.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of October 4, 2014 and December 31, 2013 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of October 4, 2014
Assets:
Cash equivalents	$1,140,092	$1,140,092	$—	$—
Short-term investments	100,000	100,000	—	—
Foreign exchange and commodity contracts	1,441	—	1,441	—

Total assets	$1,241,533	$1,240,092	$1,441	$—

Liabilities:
Commodity contracts	$(1,800)	$—	$(1,800)	$—

As of December 31, 2013
Assets:
Cash equivalents	$1,269,465	$1,269,465	$—	$—
Short-term investments	28,191	28,191	—	—

Total assets	$1,297,656	$1,297,656	$—	$—

Liabilities:
Foreign exchange and commodity contracts	$(555)	$—	$(555)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.78 billion at October 4, 2014 ($4.61 billion at December 31, 2013). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at October 4, 2014 and December 31, 2013, or similar debt with the same maturities, rating and interest rates.

11.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $19.3 million of accrued environmental costs at October 4, 2014 ($22.9 million at December 31, 2013), $4.7 million was classified in accrued expenses and other current liabilities ($6.9 million at December 31, 2013) and $14.6 million was classified in deferred credits and other liabilities ($16.0 million at December 31, 2013). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology, and changing governmental regulations and legal standards.

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005 through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief. Five of the eight defendants have reached court approved settlements with the plaintiffs. Although we believe the plaintiffs’ claims are without merit, we will continue to vigorously defend against them, but we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure.

On March 25, 2014, a jury in the U.S. District Court for the Southern District of Texas returned a verdict against Nucor and its co-defendants in an antitrust lawsuit brought by plaintiff MM Steel, LP, a steel plate service center located in Houston. The jury returned a verdict of $52.0 million in damages against all defendants jointly and severally. On June 1, 2014, pursuant to antitrust laws providing for treble damages, the court awarded a judgment to MM Steel jointly and severally against the defendants in an amount totaling $160.8 million after including costs and attorneys’ fees. The Company has appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit, and believes that it has valid grounds to have the judgment vacated or reversed. The Company believes that the evidence against Nucor was insufficient to support any finding that Nucor was involved in a horizontal conspiracy. The Company believes that the trial court wrongly excluded relevant testimony of Nucor’s expert witness. The Company believes that the trial court erred in admitting hearsay evidence. Finally, the Company believes that the trial court did not sufficiently instruct the jury on applicable legal principles. As a result, the Company believes that the likelihood that the judgment will be affirmed is not probable, and, accordingly, it has not recorded any reserves or contingencies related to this legal matter. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

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

A summary of activity under Nucor’s stock option plans for the first nine months of 2014 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	2,089	$40.47
Granted	469	$50.63
Exercised	(112)	$40.01		$1,891
Canceled	—	—

Outstanding at October 4, 2014	2,446	$42.43	7.7 years	$23,349

Options exercisable at October 4, 2014	1,287	$40.53	6.7 years	$14,744

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.1 million in the third quarter of 2014 (none in the third quarter of 2013), and $7.7 million and $8.6 million in the first nine months of 2014 and 2013, respectively. As of October 4, 2014, unrecognized compensation expense related to options was $0.5 million, which is expected to be recognized over 2.7 years.

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

The fair value of the RSUs is determined based on the closing stock price of Nucor’s common stock on the day before the grant. A summary of Nucor’s RSU activity for the first nine months of 2014 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,122	$42.51
Granted	655	$50.63
Vested	(749)	$44.90
Canceled	(13)	$42.66

Unvested at October 4, 2014	1,015	$45.98

Shares reserved for future grants (stock options and RSUs)	11,860

Compensation expense for RSUs was $5.3 million in the third quarter of both 2014 and 2013, respectively, and $27.8 million and $27.5 million in the first nine months of 2014 and 2013, respectively. As of October 4, 2014, unrecognized compensation expense related to unvested RSUs was $33.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

A summary of Nucor’s restricted stock activity under the AIP and LTIP for the first nine months of 2014 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	73	$45.49
Granted	127	$50.35
Vested	(135)	$48.76
Canceled	—	—

Unvested at October 4, 2014	65	$48.20

Shares reserved for future grants	1,111

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.8 million and $1.2 million in the third quarter of 2014 and 2013, respectively, and $4.9 million and $4.5 million in the first nine months of 2014 and 2013, respectively. At October 4, 2014, unrecognized compensation expense related to unvested restricted stock awards was $1.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.

13.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits was $37.3 million and $22.5 million in the third quarter of 2014 and 2013, respectively, and was $77.5 million and $49.2 million in the first nine months of 2014 and 2013, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

14.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Interest expense	$46,624	$38,621	$134,395	$112,978
Interest income	(1,275)	(1,154)	(3,914)	(3,792)

Interest expense, net	$45,349	$37,467	$130,481	$109,186

15.	INCOME TAXES: The effective tax rate for the third quarter of 2014 was 32.1% compared to 28.2% for the third quarter of 2013. The change in the effective tax rate for the third quarter of 2014 as compared to the third quarter of 2013 is primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods and the adjustment of tax expense to previously filed returns. The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2012 federal income tax return. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has concluded U.S. federal income tax matters for years through 2010. The 2011 and 2013 tax years are also open to examination by the IRS. Nucor has been informed by the Canada Revenue Authority of its intention to audit the Company’s 2012 Canadian returns. The tax years 2009 through 2013 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Current deferred tax assets included in other current assets were $259.9 million at October 4, 2014 ($255.5 million at December 31, 2013). Current deferred tax liabilities included in accrued expenses and other current liabilities were $13.4 million at October 4, 2014 ($14.6 million at December 31, 2013). Non-current deferred tax liabilities included in deferred credits and other liabilities were $661.9 million at October 4, 2014 ($676.2 million at December 31, 2013).

16.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2013	$7,645,769	$264,509	$7,910,278
Total comprehensive income	409,098	67,313	476,411
Stock options	12,132	—	12,132
Issuance of stock under award plans, net of forfeitures	24,242	—	24,242
Amortization of unearned compensation	500	—	500
Dividends declared	(356,459)	—	(356,459)
Distributions to noncontrolling interests	—	(51,401)	(51,401)

Stockholders’ equity at October 4, 2014	$7,735,282	$280,421	$8,015,703

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2012	$7,641,571	$243,803	$7,885,374
Total comprehensive income	283,315	77,582	360,897
Stock options	8,575	—	8,575
Issuance of stock under award plans, net of forfeitures	24,568	—	24,568
Amortization of unearned compensation	601	—	601
Dividends declared	(353,424)	—	(353,424)
Distributions to noncontrolling interests	—	(63,318)	(63,318)

Stockholders’ equity at September 28, 2013	$7,605,206	$258,067	$7,863,273

17.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME: The following tables reflect the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Three Month (13 week) Period Ended October 4, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
July 5, 2014	$(1,400)	$(19,070)	$16,518	$(3,952)
Other comprehensive (loss) income before reclassifications	103	(81,689)	—	(81,586)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	197	—	—	197

Net current-period other comprehensive (loss) income	300	(81,689)	—	(81,389)
October 4, 2014	$(1,100)	$(100,759)	$16,518	$(85,341)

	Nine Month (39 week) Period Ended October 4, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2013	$—	$(7,438)	$16,518	$9,080
Other comprehensive (loss) income before reclassifications	(1,530)	(93,321)	—	(94,851)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	430	—	—	430

Net current-period other comprehensive (loss) income	(1,100)	(93,321)	—	(94,421)
October 4, 2014	$(1,100)	$(100,759)	$16,518	$(85,341)

	Three Month (13 week) Period Ended September 28, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
June 29, 2013	$—	$(19,914)	$10,580	$(9,334)
Other comprehensive (loss) income before reclassifications	—	31,879	—	31,879
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	—	—	—

Net current-period other comprehensive (loss) income	—	31,879	—	31,879
September 28, 2013	$—	$11,965	$10,580	$22,545

	Nine Month (39 week) Period Ended September 28, 2013
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2012	$—	$46,181	$10,580	$56,761
Other comprehensive (loss) income before reclassifications	—	(34,216)	—	(34,216)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings	—	—	—	—

Net current-period other comprehensive (loss) income	—	(34,216)	—	(34,216)
September 28, 2013	$—	$11,965	$10,580	$22,545

18.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce direct reduced iron used by the steel mills; our natural gas working interests; and Nucor’s equity method investment in Hunter Ridge. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

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

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Net sales to external customers:
Steel mills	$3,898,031	$3,435,884	$11,179,935	$9,901,471
Steel products	1,142,043	964,153	3,052,135	2,690,604
Raw materials	661,795	540,899	1,869,318	1,565,221

	$5,701,869	$4,940,936	$16,101,388	$14,157,296

Intercompany sales:
Steel mills	$797,396	$652,077	$2,248,462	$1,924,222
Steel products	34,215	24,909	82,257	75,036
Raw materials	2,492,453	2,391,502	7,463,951	6,738,485
Corporate/eliminations	(3,324,064)	(3,068,488)	(9,794,670)	(8,737,743)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$502,703	$310,591	$1,188,638	$819,951
Steel products	63,890	31,018	108,222	51,167
Raw materials	(19,321)	(493)	(20,597)	13,261
Corporate/eliminations	(143,287)	(92,914)	(422,912)	(330,517)

	$403,985	$248,202	$853,351	$553,862

	Oct. 4, 2014	Dec. 31, 2013
Segment assets:
Steel mills	$8,489,079	$8,365,023
Steel products	3,028,321	2,861,403
Raw materials	4,026,534	3,956,913
Corporate/eliminations	(50,340)	19,944

	$15,493,594	$15,203,283

19.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Basic net earnings per share:
Basic net earnings	$245,447	$147,597	$503,519	$317,531
Earnings allocated to participating securities	(781)	(518)	(1,659)	(1,324)

Net earnings available to common stockholders	$244,666	$147,079	$501,860	$316,207

Average shares outstanding	320,023	319,341	319,737	318,979

Basic net earnings per share	$0.76	$0.46	$1.57	$0.99

Diluted net earnings per share:
Diluted net earnings	$245,447	$147,597	$503,519	$317,531
Earnings allocated to participating securities	(781)	(518)	(1,659)	(1,324)

Net earnings available to common stockholders	$244,666	$147,079	$501,860	$316,207

Diluted average shares outstanding:
Basic shares outstanding	320,023	319,341	319,737	318,979
Dilutive effect of stock options and other	314	185	288	153

	320,337	319,526	320,025	319,132

Diluted net earnings per share	$0.76	$0.46	$1.57	$0.99

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Anti-dilutive stock options:
Weighted average shares	—	—	—	183

Weighted average exercise price	$—	$—	$—	$44.51

20.	SUBSEQUENT EVENTS: On October 8, 2014, Nucor acquired the entire equity interest in Gallatin Steel Company for a cash purchase price of approximately $775.1 million, including our most recent estimate of working capital adjustments. The acquisition was partially funded by the issuance of approximately $300 million of commercial paper subsequent to the end of the third quarter, with the remaining funds coming from cash on hand. Located on the Ohio River in Ghent, Kentucky, Gallatin has an annual sheet steel production capacity of approximately 1,800,000 tons. This acquisition is strategically important as it expands Nucor’s footprint in the Midwestern United States market, and it will broaden Nucor’s product offerings in the growing steel pipe and tube segment.

On November 2, 2014, a major equipment failure occurred at Nucor Steel Louisiana in St. James Parish related to the process gas heater. There were no injuries, no environmental impact and no damage to any other part of the direct reduced iron facility as a result of this incident. Production operations were suspended after the failure. Nucor is still assessing the extent of the equipment damage and cannot currently estimate the length of time needed to make the necessary repairs to the process gas heater. Additionally, Nucor is not able to estimate the extent of any possible write down to the carrying value of the affected equipment at this time.

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

Our new direct reduced iron plant in St. James Parish, Louisiana began production in late December 2013 and has produced excellent quality DRI through the first nine months of 2014. The plant has experienced operational challenges in 2014, which in our experience is not unusual when a new facility is in the early stages of production. Outages in June, July and September were necessary to implement changes intended to improve consistency in the production process and yield performance. However, in November, subsequent to the end of the third quarter, the process gas heater experienced a major failure. There were no injuries, no environmental impact and no damage to any other part of the facility as a result of this incident. Production operations were suspended after the failure. We are still assessing the extent of the equipment damage and cannot estimate the length of time needed to make the necessary repairs to the process gas heater. We currently estimate that the negative impact on Nucor Steel Louisiana’s financial performance in the fourth quarter of 2014 will be somewhat less than the operating loss the facility experienced in the third quarter of 2014, which was approximately $45 million. It is important to note that the process gas heater is not a part of the DRI technology utilized by Nucor Steel Louisiana, but is a piece of equipment necessary for the facility to operate. The process gas heater is an auxiliary unit that is standard equipment in several industrial applications, particularly the chemical industry.

In October, subsequent to the end of the third quarter, Nucor closed on its acquisition of Gallatin Steel Company for a cash purchase price of approximately $775.1 million, including our most recent estimate of working capital adjustments. The acquisition was partially funded by the issuance of approximately $300 million of commercial paper subsequent to the end of the third quarter, with the remaining funds coming from cash on hand. Located on the Ohio River in Ghent, Kentucky, Gallatin has an annual sheet steel production capacity of approximately 1,800,000 tons. This acquisition is strategically important as it expands Nucor’s footprint in the Midwestern United States market, and it will broaden Nucor’s product offerings in the growing steel pipe and tube segment.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 78%, 65% and 66%, respectively, in the first nine months of 2014 compared with 74%, 58% and 62%, respectively, in the first nine months of 2013.

Results of Operations

Net Sales Net sales to external customers by segment for the third quarter and first nine months of 2014 and 2013 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 4, 2014	September 28, 2013	% Change	October 4, 2014	September 28, 2013	% Change
Steel mills	$3,898,031	$3,435,884	13%	$11,179,935	$9,901,471	13%
Steel products	1,142,043	964,153	18%	3,052,135	2,690,604	13%
Raw materials	661,795	540,899	22%	1,869,318	1,565,221	19%

Net sales	$5,701,869	$4,940,936	15%	$16,101,388	$14,157,296	14%

Net sales for the third quarter of 2014 increased 15% over the third quarter of 2013. Average sales price per ton increased 5% from $801 in the third quarter of 2013 to $840 in the third quarter of 2014, while total tons sold to outside customers increased 10% from the same period last year.

Net sales for the first nine months of 2014 increased 14% from the first nine months of 2013. Average sales price per ton increased 4% from $799 in the first nine months of 2013 to $832 in the first nine months of 2014, while total tons sold to outside customers increased 9% over the same period last year.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 4, 2014	Sept. 28, 2013	% Change	October 4, 2014	Sept. 28, 2013	% Change
Steel production	5,412	5,202	4%	15,930	14,912	7%

Outside steel shipments	4,851	4,640	5%	14,097	13,248	6%
Inside steel shipments	890	719	24%	2,553	2,211	15%

Total steel shipments	5,741	5,359	7%	16,650	15,459	8%

Net sales for the steel mills segment increased 13% over the third quarter of 2013 due to a 5% increase in tons sold to outside customers and a 9% increase in the average sales price per ton from $741 to $805. The sheet, bar, structural and plate product groups all experienced an increase in average sales price per ton over the third quarter of 2013. The strongest markets for the steel mills segment continue to be manufactured goods, including energy and automotive. Though average sales prices increased for the steel mills segment in the third quarter of 2014 compared to the third quarter of 2013, imports continued to apply pressure on pricing during the third quarter of 2014. In its most recent monthly report, the Steel Import Monitoring and Analysis System reported a 35.7% increase in year-to-date 2014 U.S. imports of steel mill products from the same period in 2013.

Net sales for the steel mills segment in the first nine months of 2014 increased 13% over the first nine months of 2013 primarily due to a 6% increase in the average sales price per ton from $747 to $792, and a 6% increase in tons sold to outside customers.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Nine Months (39 weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013	% Change	Oct. 4, 2014	Sept. 28, 2013	% Change
Joist sales	128	86	49%	317	248	28%
Deck sales	113	90	26%	301	242	24%
Cold finish sales	129	113	14%	400	359	11%
Fabricated concrete reinforcing steel sales	342	305	12%	902	813	11%

The 18% increase in the steel products segment’s sales from the third quarter of 2013 was due to a 18% increase in tons sold to outside customers and a 1% increase in average sales price per ton from $1,369 to $1,386. The 13% increase in the steel products segment’s sales for the first nine months of the year was due to a 14% increase in tons sold to outside customers while the average sales price per ton decreased slightly from $1,374 to $1,369. The significant increase in the quantity of steel products sold is largely due to the continued improvement in the nonresidential construction markets. Although conditions in nonresidential construction markets are improving, they remain at historically low levels.

The sales for the raw materials segment increased 22% over the third quarter of 2013 and 19% over the first nine months of 2013 primarily due to increased volumes at DJJ’s recycling and brokerage businesses and our natural gas drilling activities. In the third quarter of 2014, approximately 81% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 13% of the outside sales were from the scrap processing facilities (82% and 13%, respectively, in the third quarter of 2013). In the first nine months of 2014, approximately 79% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 13% of outside sales were from the scrap processing facilities (83% and 13%, respectively, in the first nine months of 2013).

Gross Margins For the third quarter of 2014, Nucor recorded gross margins of $599.6 million (11%), compared to $408.5 million (8%) in the third quarter of 2013. The gross margin was impacted by the 5% increase in average sales price per ton and the 10% increase in tons sold to outside customers, along with the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used increased 2% from $372 in the third quarter of 2013 to $379 in the third quarter of 2014; however, metal margins also increased in the third quarter of 2014 compared to the third quarter of 2013 as the 2% increase in average scrap and scrap substitute cost per ton was more than offset by the 9% increase in average sales price per ton and 5% increase in tons sold to outside customers. The increase in gross margins between the third quarter of 2014 and the second quarter 2014 was greatly impacted by the increase in metal margins. The average scrap and scrap substitute cost per ton decreased from $384 in the second quarter of 2014 to $379 in the third quarter of 2014, while the average sales price per ton increased 2% and tons sold to outside customers increased 4% in the third quarter of 2014 as compared to the second quarter of 2014.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. During the third quarter of 2014, scrap prices have experienced only minor fluctuations. We have seen scrap prices decrease in October and expect the cost of scrap to trend slightly downward throughout the fourth quarter.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s current estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year-over-year, primarily within raw material inventory in the steel mills segment. Gross margins were impacted by a LIFO credit of $14.5 million in the third quarter of 2014, compared with a credit of $18.0 million in the third quarter of 2013.

•

Steel mill energy costs increased approximately $1 per ton in the third quarter of 2014 over the third quarter of 2013. The slight increase in per ton energy costs is primarily due to increased natural gas unit costs.

•

Gross margins in the steel products segment increased in the third quarter of 2014 over the third quarter of 2013 and second quarter of 2014 due in large part to the improving conditions in the nonresidential construction markets. Though conditions in the nonresidential construction markets are improving, the improvement is from historically low levels. Our joist, deck, rebar, cold finish, and building systems operations experienced margin improvement in the third quarter of 2014 compared with both the third quarter of 2013 and the second quarter of 2014.

•

Our Nucor Steel Louisiana DRI facility experienced significant operational losses, including start-up costs of $13.3 million in the third quarter of 2014 compared with start-up costs of $10.6 million in the third quarter of 2013, which negatively impacted gross margins. The start-up costs at Nucor Steel Louisiana are primarily due to yield loss, which in our experience is not unusual when a new facility is in the early stages of production. Although Nucor Steel Louisiana has had operational losses, it has achieved excellent quality and volume levels.

In November, subsequent to the end of the third quarter, the process gas heater experienced a major failure at Nucor Steel Louisiana. Production operations were suspended after the failure. We are still assessing the extent of the equipment damage and cannot estimate the length of time needed to make the necessary repairs to the process gas heater. We currently estimate that the negative impact on Nucor Steel Louisiana’s financial performance in the fourth quarter of 2014 will be somewhat less than the operating loss the facility experienced in the third quarter of 2014.

For the first nine months of 2014, Nucor recorded gross margins of $1.39 billion (9%), compared to $1.02 billion (7%) in the first nine months of 2013. The gross margin was impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used increased 3% from $376 in the first nine months of 2013 to $387 in the first nine months of 2014; however, metal margins also increased.

•	Gross margins in the steel products segment increased in the first nine months of 2014 over the first nine months of 2013 for the reasons described above.

•

There was no LIFO credit or charge recorded in the first nine months of 2014 or 2013 as the credits taken in the third quarters of 2014 and 2013, described above, offset the cumulative charge that was recorded in the first half of the respective years.

•

Energy costs increased approximately $2 per ton from the first nine months of 2013 due mainly to increased natural gas and electricity unit costs stemming from the harsh weather conditions in the first quarter of 2014 that drove up energy demand and costs.

•

The Nucor Steel Louisiana DRI facility experienced significant operational losses, including start-up costs of $53.5 million in the first nine months of 2014 compared with start-up costs of $19.8 million in the first nine months of 2013.

•

Within the raw materials segment, DJJ’s gross margins for the first nine months of 2014 improved significantly over the first nine months of 2013, particularly within DJJ’s recycling business. Third party sales volumes and margins have improved significantly year-over-year.

Marketing, Administrative and Other Expenses The major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $16.0 million in the third quarter of 2014 compared to the third quarter of 2013, and increased $30.9 million in the first nine months of 2014 compared to the first nine months of 2013 due to the increased profitability of the company. Profit sharing and other incentive compensation costs increased $3.6 million in the third quarter of 2014 compared to the second quarter of 2014 due to increased profitability in the third quarter, partially offset by the decrease in expenses related to stock options and restricted stock units from the higher second quarter expenses related to the annual grants that occurred in June.

Included in marketing, administrative and other expenses in the third quarter and first nine months of 2014 are charges of $12.5 million and $21.5 million, respectively, related to the partial write down of assets within the steel mills segment (none in the third quarter or first nine months of 2013).

In the third quarter of 2013, one of three iron ore storage domes collapsed at Nucor Steel Louisiana in St. James Parish. As a result, Nucor recorded a partial write down of assets at the facility, including $7.0 million of inventory and $21.0 million of property, plant and equipment, offset by a $14.0 million insurance receivable that was based on management’s estimate of probable insurance recoveries. The net $14.0 million charge on the Nucor Steel Louisiana assets is included in marketing, administrative and other expenses in the condensed consolidated statement of earnings in the third quarter and first nine months of 2013 (no charge in the third quarter or first nine months of 2014). The two remaining storage domes have a carrying value of approximately $21 million. Nucor continues to assess these two domes and the assets associated with them. As a result of the ongoing assessment, it is possible that Nucor will make operational decisions that could impact the carrying value of the domes and associated assets and the amount of insurance proceeds received.

Equity in Earnings of Unconsolidated Affiliates Equity method investment earnings, including amortization expense and other purchase accounting adjustments, were $2.4 million and $2.3 million in the third quarter of 2014 and 2013, respectively, and $10.0 million and $2.7 million in the first nine months of 2014 and 2013, respectively. The increase in the equity method investment earnings is primarily due to a decrease in losses at Duferdofin Nucor S.r.l. for the first nine months of 2014 and higher equity method earnings at NuMit LLC during both the third quarter and the first nine months of 2014 compared with the respective prior year periods.

In the fourth quarter of 2013, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. Steel market conditions in Europe have continued to be challenging through the first nine months of 2014, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. Nucor recorded a $30.0 million impairment charge against its investment in Duferdofin Nucor in the second quarter of 2012.

Interest Expense (Income) Net interest expense for the third quarter and first nine months of 2014 and 2013 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Interest expense	$46,624	$38,621	$134,395	$112,978
Interest income	(1,275)	(1,154)	(3,914)	(3,792)

Interest expense, net	$45,349	$37,467	$130,481	$109,186

In the third quarter of 2014 gross interest expense increased 21% from the third quarter of 2013 due to an increase in average debt outstanding and a slight increase in the average interest rate on our debt. Gross interest income increased due to an increase in the average interest rate earned on investments that was partially offset by a decrease in average investments outstanding.

In the first nine months of 2014, gross interest expense increased 19% from the first nine months of 2013 due mainly to an increase in average debt outstanding that was partially offset by a decrease in the average interest rate. Gross interest income increased due to an increase in the average interest rate earned on investments combined with an increase in average investments outstanding.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2014 and 2013 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 4, 2014	Sept. 28, 2013	Oct. 4, 2014	Sept. 28, 2013
Steel mills	$502,703	$310,591	$1,188,638	$819,951
Steel products	63,890	31,018	108,222	51,167
Raw materials	(19,321)	(493)	(20,597)	13,261
Corporate/eliminations	(143,287)	(92,914)	(422,912)	(330,517)

	$403,985	$248,202	$853,351	$553,862

Earnings before income taxes and noncontrolling interests in the steel mills segment for the third quarter and first nine months of 2014 increased significantly from the third quarter and first nine months of 2013 due to higher sales volume, higher average sales prices and higher metal margins resulting from factors discussed above. Our recent capital project expansions have allowed us to broaden our product offerings and market share, particularly in the special bar quality, cold rolled and galvanized sheet and plate steel products. These higher value product offerings benefited the profitability of the steel mills segment in the third quarter and first nine months of 2014. Structural steel shipments and earnings were negatively impacted in the first nine months of 2014 by the planned three week outage at Nucor-Yamato Steel that occurred in the second quarter related to a capital project that has expanded its sheet piling production capabilities. The improved results of the steel mills segment were achieved despite imports being at levels not seen since 2006. The strongest markets for the steel mills segment continue to be manufactured goods, including energy and automotive. Heightened demand due to small but noticeable improvements in the nonresidential construction markets had a positive effect on earnings. Earnings before income taxes and noncontrolling interests in the steel mills segment for the third quarter of 2014 increased from the second quarter of 2014 due to higher average sales prices, higher volumes and higher metal margins.

The profitability of the steel mills segment in the third quarter and first nine months of 2014 also benefited from improved results from the NuMit equity method investment compared with the prior year periods. The Duferdofin Nucor equity method investment also experienced improved results in the first nine months of 2014 as compared to the first nine months of 2013. Partially offsetting these improvements was the $12.5 million charge in the third quarter of 2014 (none in the third quarter of 2013) related to the partial write down of assets. Charges related to the partial write down of assets were $21.5 million in the first nine months of 2014 in the steel mills segment (none in the first nine months of 2013). The steel mills segment’s profitability was also impacted by higher energy costs in the third quarter and first nine months of 2014 compared to the prior year periods.

In the steel products segment, earnings before income taxes and noncontrolling interests increased significantly from the third quarter and first nine months of 2013. Profitability at our joist, deck, rebar, cold finish and building systems operations increased in the third quarter and first nine months of 2014 compared with the respective periods in the prior year. The steel products segment has benefited from the improving conditions in the nonresidential construction markets. Though conditions in the nonresidential construction markets are improving, the improvement is from historically low levels. Earnings before income taxes and noncontrolling interests in the steel products segment in the third quarter of 2014 increased significantly from the second quarter of 2014 due to increased profitability at our joist, deck, rebar, cold finish and building systems operations.

The decrease in profitability of our raw materials segment for the first nine months of 2014 as compared to the first nine months of 2013 is due primarily to operating losses, which include start-up costs, of approximately $45 million in the third quarter of 2014 and approximately $100 million in the first nine months of 2014 at our Louisiana DRI facility (production did not begin at the facility until late December 2013). Production outages in June, July and September were necessary to implement changes intended to improve consistency in the production process and yield performance. An additional factor affecting the performance of Nucor Steel Louisiana is the impact of consuming higher cost iron ore purchased early in the year under a quarterly lag pricing mechanism. Earnings before income taxes and noncontrolling interest in the raw materials segment in the third quarter and first nine months of 2013 was impacted by the charges related to the net $14.0 million write down of inventory and property, plant and equipment as a result of the dome collapse at Nucor Steel Louisiana that occurred in the third quarter of 2013.

Partially offsetting the losses at the Louisiana DRI plant was increased profitability from DJJ’s brokerage and scrap processing operations due to increased volumes and margin improvement, and increased profitability from our natural gas working interest drilling investment.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS), of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the third quarter of 2014 as compared to the third quarter of 2013 was primarily attributable to lower volume partially offset by higher selling prices and margins. The decrease in earnings attributable to noncontrolling interests in the first nine months of 2014 from the first nine months of 2013 is mainly the result of lower volumes and the impact of a planned three week outage associated with a capital project in the second quarter of 2014, partially offset by higher average selling prices and margins.

Provision for Income Taxes The effective tax rate was 32.1% in the third quarter of 2014 compared with 28.2% in the third quarter of 2013. The expected rate for the full year of 2014 will be approximately 32.6% compared with 26.0% for the full year of 2013. The change in the effective tax rate for the third quarter of 2014 as compared to the third quarter of 2013 is primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods and the adjustment of tax expense to previously filed returns. The increase in the expected rate for the full year of 2014 as compared to the full year of 2013 is due to a charge of $12.8 million which is primarily related to tax legislation changes in the state of New York during the first quarter of 2014 and the $21.3 million favorable non-cash out-of-period adjustment to deferred tax balances in the fourth quarter of 2013.

We estimate that in the next twelve months our gross uncertain tax positions which totaled $68.2 million at October 4, 2014 exclusive of interest, could decrease by as much as $9.3 million as a result of the expiration of the statute of limitations, substantially all of which would impact the effective tax rate.

The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2012 federal income tax return. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has concluded U.S. federal income tax matters for years through 2010. The 2011 and 2013 tax years are also open to examination by the IRS. Nucor has been informed by the Canada Revenue Authority of its intention to audit the Company’s 2012 Canadian returns. The tax years 2009 through 2013 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity Nucor reported consolidated net earnings of $245.4 million, or $0.76 per diluted share, in the third quarter of 2014 compared to consolidated net earnings of $147.6 million, or $0.46 per diluted share, in the third quarter of 2013. Net earnings attributable to Nucor stockholders as a percentage of net sales were 4% and 3% in the third quarter of 2014 and 2013, respectively.

Nucor reported consolidated net earnings of $503.5 million, or $1.57 per diluted share, in the first nine months of 2014, compared to consolidated net earnings of $317.5 million, or $0.99 per diluted share, in the first nine months of 2013. Net earnings attributable to Nucor stockholders as a percentage of net sales were 3% and 2% in the first nine months of 2014 and 2013, respectively. Return on average stockholders’ equity was approximately 9% and 6% in the first nine months of 2014 and 2013, respectively.

Outlook We currently expect to see a moderate decrease in earnings for the fourth quarter of 2014. The profitability of the steel mills and downstream products segments is expected to be impacted by end of year seasonality that is typical in the fourth quarter.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2014 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $925.6 million in the first nine months of 2014, an increase of 5% compared with cash provided by operating activities of $883.6 million in the first nine months of 2013. The primary reason for the change was higher net earnings which included increased levels of depreciation expense. Partially offsetting the increase in cash generated from higher earnings were changes in operating assets and liabilities that were ($205.7) million in the first nine months of 2014 compared with ($28.5) million in the first nine months of 2013. The funding of our working capital increased over the prior year period due mainly to increases in accounts receivable and other operating activities and a decrease in cash used to fund salaries, wages and related accruals. Accounts receivable increased due to a 3% increase in average sales price per ton and a 13% increase in outside shipments in the third quarter of 2014 over the fourth quarter of 2013. There was a decrease in cash from other operating activities as there was a smaller increase in accrued expenses and other current liabilities during the first nine months of 2014 compared with the first nine months of 2013 due to the timing of payments. Increased cash from changes in salaries, wages and related accruals is primarily due to increased liabilities associated with profit sharing and other incentive compensation costs, which are based upon Nucor’s financial performance that has improved significantly over the prior year period. Also affecting cash provided by operating activities was a ($54.6) million change in deferred income taxes from the first nine months of 2013 to the first nine months of 2014.

The current ratio was 3.2 at the end of the third quarter of 2014 and 3.3 at year-end 2013. Accounts receivable and inventories increased 24% and 3%, respectively, since year-end, while sales increased 16% from the fourth quarter of 2013. Accounts receivable increased due to the reasons cited above, and inventory increased from year-end 2013 to the end of the third quarter of 2014 mainly due to a 2% increase in the tons on hand resulting from improved customer demand. In the third quarter of 2014, total accounts receivable turned approximately every five weeks and inventories turned approximately every seven weeks, which is consistent with the third quarter of 2013 accounts receivable and inventory turnover. The current ratio was also impacted by a 21% increase in salaries, wages and related accruals and a change from a federal tax receivable balance at year-end to a $65.1 million federal tax payable balance at the end of the third quarter.

Cash used in investing activities increased $169.4 million from the prior year period. The largest factor contributing to the increase in cash used in investing activities was the net decrease of $401.3 million in proceeds from the sale of investments and restricted investments (net of purchases) and changes in restricted cash from 2013. Additionally, cash used to fund several small acquisitions was $38.5 million in the first nine months of 2014 compared with none in 2013. Partially offsetting those changes was a $330.7 million decrease in capital expenditures in large part due to the completion of our Louisiana DRI facility and reduced spending with our natural gas working interest drilling program.

Cash used in financing activities in the first nine months of 2014 was ($393.0) million compared with cash provided by financing activities of $335.5 million during the first nine months of 2013. During the third quarter of 2013, Nucor issued $500.0 million of 4.00% notes due in 2023 and $500.0 million of 5.2% notes due in 2043. Net of discounts, the 2013 debt issuance increased cash provided by financing activities by $999.1 million. There were no issuances of long-term debt during the first nine months of 2014. Additionally, cash used to repay debt maturities was only $3.3 million through the first three quarters of 2014 compared to $250.0 million in the prior year period.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $1.40 billion as of October 4, 2014. Our $1.5 billion revolving credit facility is undrawn and does not expire until August 2018. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and a Baa1 rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. This was evidenced when, subsequent to the end of the third quarter of 2014, we issued approximately $300 million of commercial paper to partially fund the acquisition of Gallatin Steel Company. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 4, 2014, our funded debt to total capital ratio was 36%, and we were in compliance with all other non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of October 4, 2014.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2014 are expected to be approximately $600 million compared to $1.2 billion in 2013. The decrease in projected 2014 capital expenditures is primarily due to decreased capital spending at our Louisiana DRI facility, as it started operations in December 2013 and the suspension of drilling new natural gas wells in 2014 associated with our drilling program that was announced in the fourth quarter of 2013.

In September 2014, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.37 per share payable on November 10, 2014 to stockholders of record on September 30, 2014. This dividend is Nucor’s 166th consecutive quarterly cash dividend.

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

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2013. There were no interest rate swaps outstanding at October 4, 2014.

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

Natural gas produced by Nucor’s working interest drilling program is being sold to third parties to offset its exposure to changes in the price of gas consumed by our Louisiana DRI facility. In addition to natural gas needs at our Louisiana DRI facility, Nucor is also a substantial consumer of natural gas at our steel mill operations. In future years, we expect that the natural gas produced through the drilling program will be sufficient to cover Nucor’s demand at all of our steel mills in the United States plus the demand of our two DRI plants or, alternatively, at three DRI plants, if additional capacity were to be added. However, the natural gas production from the working interest drilling program currently does not completely cover the natural gas usage at our operating facilities. For the nine months ended October 4, 2014, the volume of natural gas sold from our natural gas working interest drilling program was approximately 69% of the volume of natural gas purchased for consumption in our domestic steelmaking facilities and our Louisiana DRI facility.

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

The impact of low natural gas prices associated with our drilling program is limited by the existence of a drilling suspension clause. Nucor is contractually obligated to drill a minimum number of wells per year under the terms of our agreements with Encana; however, we have the right to suspend drilling of new wells at any time if market pricing falls below a pre-established threshold. In the fourth quarter of 2013, Nucor and Encana agreed to temporarily suspend drilling new natural gas wells during 2014. This joint decision was made due to the current weak natural gas pricing environment. In the fourth quarter of 2014, Nucor and Encana agreed to further suspend drilling through calendar year 2015, except for a de minimus number of wells that are necessary in order to retain leasehold rights. We believe this pause demonstrates the flexibility of our partnership with Encana to react to market conditions to the mutual benefit of both parties while still allowing us to better manage our exposure to natural gas pricing volatility at our operating divisions that consume natural gas.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive (loss) income on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At October 4, 2014, accumulated other comprehensive (loss) income included $1.1 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at October 4, 2014, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$6,708	$16,769
Aluminum	2,545	6,362
Copper	173	432

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended October 4, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005 through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief. Five of the eight defendants have reached court approved settlements with the plaintiffs. Although we believe the plaintiffs’ claims are without merit, we will continue to vigorously defend against them, but we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure.

On April 19, 2012, MM Steel LP filed an action against Nucor and its co-defendants in the U.S. District Court for the Southern District of Texas and has asserted violations of federal antitrust law. On March 25, 2014, the jury returned a verdict of $52.0 million in damages against all defendants jointly and severally, which amount was subject to trebling under the federal antitrust laws. On June 1, 2014, the court awarded a judgment jointly and severally against the defendants totaling $160.8 million after trebling and including costs and attorneys’ fees. Although the Company has filed an appeal with the U.S. Court of Appeals for the Fifth Circuit and believes that it has valid grounds to have the judgment vacated or reversed, the ultimate resolution of the case is uncertain.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10	Retirement, Separation, Waiver and Release Agreement of Keith B. Grass (#)

10.1	Employment Agreement of David A. Sumoski (#)

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 4, 2014, filed on November 12, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President

Dated: November 12, 2014

NUCOR CORPORATION

List of Exhibits to Form 10-Q – October 4, 2014

Exhibit No.	Description of Exhibit

10	Retirement, Separation, Waiver and Release Agreement of Keith B. Grass (#)

10.1	Employment Agreement of David A. Sumoski (#)

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 4, 2014, filed on November 12, 2014, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

(#)	Indicates a management contract or compensatory plan or arrangement.