Form 10-Q
period 2015-04-04
NUCOR CORP
filed 2015-05-13
CIK 73309

First

Quarter

2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

319,134,811 shares of common stock were outstanding at April 4, 2015.

Nucor Corporation

Form 10-Q

April 4, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014
Net sales	$4,399,440	$5,108,444

Costs, expenses and other:
Cost of products sold	4,111,158	4,731,242
Marketing, administrative and other expenses	124,561	133,434
Equity in losses (earnings) of unconsolidated affiliates	259	(4,474)
Interest expense, net	44,417	40,741

	4,280,395	4,900,943

Earnings before income taxes and noncontrolling interests	119,045	207,501
Provision for income taxes	34,753	77,805

Net earnings	84,292	129,696
Earnings attributable to noncontrolling interests	16,492	18,665

Net earnings attributable to Nucor stockholders	$67,800	$111,031

Net earnings per share:
Basic	$0.21	$0.35
Diluted	$0.21	$0.35
Average shares outstanding:
Basic	320,315	319,505
Diluted	320,483	319,768
Dividends declared per share	$0.3725	$0.37

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014
Net earnings	$84,292	$129,696

Other comprehensive loss:
Net unrealized loss on hedging derivatives, net of income taxes of ($1,300) and ($1,100) for the first quarter of 2015 and 2014, respectively	(2,268)	(1,871)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $100 and $200 for the first quarter of 2015 and 2014, respectively	168	471
Foreign currency translation loss, net of income taxes of $0 and ($400) for the first quarter of 2015 and 2014, respectively	(116,695)	(43,477)

	(118,795)	(44,877)

Comprehensive (loss) income	(34,503)	84,819
Comprehensive income attributable to noncontrolling interests	(16,492)	(18,665)

Comprehensive (loss) income attributable to Nucor stockholders	$(50,995)	$66,154

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 4, 2015	Dec. 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,153,937	$1,024,144
Short-term investments	111,927	100,000
Accounts receivable, net	1,711,101	2,068,298
Inventories, net	2,405,916	2,745,032
Other current assets	480,108	504,414

Total current assets	5,862,989	6,441,888

Property, plant and equipment, net	5,184,235	5,287,639

Goodwill	2,043,315	2,068,664

Other intangible assets, net	834,805	862,093

Other assets	930,094	955,643

Total assets	$14,855,438	$15,615,927

LIABILITIES

Current liabilities:
Short-term debt	$26,891	$207,476
Long-term debt due within one year	16,300	16,335
Accounts payable	746,184	993,872
Salaries, wages and related accruals	225,600	352,488
Accrued expenses and other current liabilities	509,831	527,605

Total current liabilities	1,524,806	2,097,776

Long-term debt due after one year	4,360,600	4,360,600

Deferred credits and other liabilities	1,064,361	1,082,433

Total liabilities	6,949,767	7,540,809

EQUITY

Nucor stockholders’ equity:
Common stock	151,242	151,237
Additional paid-in capital	1,890,886	1,883,356
Retained earnings	7,326,244	7,378,214
Accumulated other comprehensive loss, net of income taxes	(264,503)	(145,708)
Treasury stock	(1,492,357)	(1,494,629)

Total Nucor stockholders’ equity	7,611,512	7,772,470

Noncontrolling interests	294,159	302,648

Total equity	7,905,671	8,075,118

Total liabilities and equity	$14,855,438	$15,615,927

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014
Operating activities:
Net earnings	$84,292	$129,696
Adjustments:
Depreciation	157,934	161,480
Amortization	18,655	18,432
Stock-based compensation	6,453	6,088
Deferred income taxes	(10,173)	8,312
Equity in losses (earnings) of unconsolidated affiliates	259	(4,474)
Loss on assets	—	9,046
Changes in assets and liabilities (exclusive of acquisitions and dispositions): Accounts receivable	343,497	(97,183)
Inventories	330,842	(123,145)
Accounts payable	(237,847)	7,489
Federal income taxes	39,397	56,526
Salaries, wages and related accruals	(122,226)	(59,147)
Other operating activities	(47,389)	36,094

Cash provided by operating activities	563,694	149,214

Investing activities:
Capital expenditures	(77,523)	(258,058)
Investment in and advances to affiliates	(20,776)	(7,105)
Repayment of advances to affiliates	—	3,000
Disposition of plant and equipment	2,604	4,540
Acquisitions (net of cash acquired)	—	(1,408)
Purchases of investments	(111,927)	(100,000)
Proceeds from the sale of investments	100,000	27,529
Other investing activities	1,870	—

Cash used in investing activities	(105,752)	(331,502)

Financing activities:
Net change in short-term debt	(180,239)	(2,130)
Issuance of common stock	423	—
Excess tax benefits from stock-based compensation	200	300
Distributions to noncontrolling interests	(24,981)	(24,794)
Cash dividends	(119,712)	(118,680)
Other financing activities	(536)	(601)

Cash used in financing activities	(324,845)	(145,905)

Effect of exchange rate changes on cash	(3,304)	(2,517)

Increase (decrease) in cash and cash equivalents	129,793	(330,710)
Cash and cash equivalents - beginning of year	1,024,144	1,483,252

Cash and cash equivalents - end of three months	$1,153,937	$1,152,542

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(7,812)	$(60,864)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recently Adopted Accounting Pronouncements — In the first quarter of 2015, Nucor adopted new accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard is applied prospectively for the Company beginning January 1, 2015. The adoption of this standard did not have a material effect on the consolidated financial statements.

Recently Issued Accounting Pronouncements — In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments are effective for the Company for all annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating adoption methods and the impact it will have on the consolidated financial statements.

  In August 2014, new accounting guidance was issued that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for interim and annual periods beginning after December 15, 2016, and is not expected to have an effect on the Company’s financial statements.

In April 2015, new accounting guidance was issued that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for the Company for all annual and interim periods beginning after December 15, 2015, and is not expected to have a material effect on the Company’s consolidated financial statements.

2.	ACCOUNTS RECEIVABLE: An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of an allowance for doubtful accounts of $54.7 million at April 4, 2015 ($65.4 million at December 31, 2014).

3.	INVENTORIES: Inventories consisted of approximately 36% raw materials and supplies and 64% finished and semi-finished products at April 4, 2015 (40% and 60%, respectively, at December 31, 2014). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 45% of total inventories as of April 4, 2015 (43% as of December 31, 2014). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $550.9 million higher at April 4, 2015 ($567.4 million higher at December 31, 2014). Use of the lower of cost or market methodology reduced inventories by $8.3 million at April 4, 2015 ($2.7 million at December 31, 2014).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $7.32 billion at April 4, 2015 ($7.17 billion at December 31, 2014).

Included within property, plant and equipment, net at April 4, 2015, is $22.2 million of assets, net of accumulated depreciation, under a capital lease agreement ($22.8 million at December 31, 2014). The gross amount of property, plant and equipment acquired under the capital lease was $25.4 million, which was not included in capital expenditures on the condensed consolidated statement of cash flows in 2014. Total obligations associated with this capital lease agreement were $22.6 million at April 4, 2015 ($23.2 million at December 31, 2014), of which $2.2 million was classified in accrued expenses and other current liabilities ($2.2 million at December 31, 2014) and $20.4 million was classified in deferred credits and other liabilities ($21.0 million at December 31, 2014).

In 2013, one of three iron ore storage domes collapsed at Nucor Steel Louisiana in St. James Parish. As a result, Nucor recorded a partial write-down of assets at the facility, including $21.0 million of property, plant and equipment and $7.0 million of inventory, offset by a $14.0 million insurance receivable that was based on management’s best estimate of probable insurance recoveries. As of April 4, 2015, Nucor has received initial payments of $10.3 million related to the insurance receivable. The two remaining storage domes have a carrying value of approximately $20.3 million. Nucor continues to assess these two domes and the assets associated with them. As a result of the ongoing assessment, it is possible that Nucor will make operational decisions that could impact the carrying value of the domes and associated assets and the amount of insurance proceeds claimed by and payable to us.

Included in property plant and equipment within the steel mills segment at April 4, 2015, and December 31, 2014, is approximately $84.1 million related to the anticipated further development activities at the St. James Parish site, the majority of which are engineering designs. Changes to the anticipated development activities at this site could result in full or partial impairment of these capitalized assets.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the three months ended April 4, 2015 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2014	$594,402	$744,685	$729,577	$2,068,664
Translation	—	(25,349)	—	(25,349)

Balance at April 4, 2015	$594,402	$719,336	$729,577	$2,043,315

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2014 and concluded that there was no impairment of goodwill for any of its reporting units. There have been no triggering events requiring an interim assessment for impairment since the most recent annual impairment testing date.

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	April 4, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,192,640	$470,335	$1,199,942	$454,353
Trademarks and trade names	157,253	50,693	158,584	48,356
Other	22,823	16,883	22,823	16,547

	$1,372,716	$537,911	$1,381,349	$519,256

Intangible asset amortization expense for the first quarter of 2015 and 2014 was $18.7 million and $18.4 million, respectively. Annual amortization expense is estimated to be $73.2 million in 2015; $71.6 million in 2016; $69.9 million in 2017; $66.2 million in 2018; and $63.5 million in 2019.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $851.4 million at April 4, 2015 ($872.5 million at December 31, 2014) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at April 4, 2015, was $368.2 million ($412.9 million at December 31, 2014). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $50.2 million at April 4, 2015, resulting in a basis difference of $318.0 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($263.6 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense and other purchase accounting adjustments associated with the fair value step-up were $2.2 million and $2.7 million in the first quarter of 2015 and 2014, respectively.

As of April 4, 2015, Nucor had outstanding notes receivable of €35.0 million ($38.2 million) from Duferdofin Nucor (€35.0 million, or $42.5 million, as of December 31, 2014). The notes receivable bear interest at 1.34% and reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2019. As of April 4, 2015, and December 31, 2014, the note receivable was classified in other assets in the condensed consolidated balance sheets.

Nucor has issued guarantees, the fair values of which are immaterial, for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement as well as the Standby Medium Long Term Loan Credit Facility, which mature on April 26, 2016, and April 22, 2016, respectively. After amending the loan agreement in the second quarter of 2013, the maximum amount Duferdofin Nucor can borrow under Facility A is €122.5 million ($133.7 million as of April 4, 2015). As of April 4, 2015, there was €115.5 million ($126.1 million) outstanding under that facility (€107.0 million, or $129.9 million, at December 31, 2014). The guarantee under the Standby Medium Long Term Credit Facility was issued in the second quarter of 2014, and, as of April 4, 2015, Duferdofin Nucor had the maximum borrowing amount of €60.0 million ($65.5 million) outstanding under the facility (€60.0 million, or $72.8 million, at December 31, 2014). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A or the

Standby Medium Long Term Credit Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantees. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under both financing agreements. Nucor has not recorded any liability associated with these guarantees.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at April 4, 2015, was $307.8 million ($301.5 million as of December 31, 2014).

HUNTER RIDGE

Nucor has a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling programs. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge was $137.5 million at April 4, 2015 ($138.6 million at December 31, 2014).

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2014, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the first quarter of 2015, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in impairment of our investment in Duferdofin Nucor.

It is possible that the future performance of Duferdofin Nucor could affect the recorded value of the note receivable the Company has with Duferdofin Nucor and any potential liability associated with the Company’s guarantees of the indebtedness of Duferdofin Nucor as discussed above.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $24.3 million at April 4, 2015 ($107.9 million at December 31, 2014). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the condensed consolidated balance sheets, was $81.2 million at April 4, 2015 ($75.3 million at December 31, 2014). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $119.8 million at April 4, 2015 ($119.7 million at December 31, 2014).

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At April 4, 2015, natural gas swaps covering approximately 15.3 million MMBTUs (extending through February 2017) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	April 4, 2015	Dec. 31, 2014
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$—	$1,856
Foreign exchange contracts	Other current assets	12	372

Total asset derivatives		$12	$2,228

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(8,700)	$(6,400)
Commodity contracts	Deferred credits and other liabilities	(7,300)	(6,300)

Total liability derivatives designated as hedging instruments		(16,000)	(12,700)
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(47)	—

Total liability derivatives not designated as hedging instruments		(47)	—
Total liability derivatives		$(16,047)	$(12,700)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		April 4, 2015	April 5, 2014	April 4, 2015	April 5, 2014	April 4, 2015	April 5, 2014
Commodity contracts	Cost of products sold	$(2,268)	$(1,871)	$(168)	$(471)	$—	$—

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended
		April 4, 2015	April 5, 2014
Commodity contracts	Cost of products sold	$304	$1,233
Foreign exchange contracts	Cost of products sold	758	153

Total		$1,062	$1,386

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of April 4, 2015, and December 31, 2014 (in thousands). Nucor does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 4, 2015
Assets:
Cash equivalents	$796,987	$796,987	$—
Short-term investments	111,927	111,927	—
Foreign exchange contracts	12	—	12

Total assets	$908,926	$908,914	$12	$—

Liabilities:
Commodity contracts	$(16,047)	$—	$(16,047)	$—

As of December 31, 2014
Assets:
Cash equivalents	$861,656	$861,656	$—
Short-term investments	100,000	100,000	—
Foreign exchange and commodity contracts	2,228	—	2,228

Total assets	$963,884	$961,656	$2,228	$—

Liabilities:
Commodity contracts	$(12,700)	$—	$(12,700)	$—

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments are held in similar short-term investment instruments as described in Note 4 to Nucor’s Annual Report on Form 10-K for the year ended December 31, 2014. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.85 billion at April 4, 2015 ($4.97 billion at December 31, 2014). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 4, 2015, and December 31, 2014, or similar debt with the same maturities, ratings and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $26.3 million of accrued environmental costs at April 4, 2015 ($27.2 million at December 31, 2014), $10.9 million was classified in accrued expenses and other current liabilities ($11.3 million at December 31, 2014) and $15.4 million was classified in deferred credits and other liabilities ($15.9 million at December 31, 2014). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005, through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief on behalf of themselves and a putative class of all purchasers of steel products from the defendants in the U.S. between April 1, 2005, and December 31, 2007. Five of the eight defendants have reached court approved settlements with the plaintiffs. We believe the plaintiffs’ claims are without merit. We will continue to vigorously defend against them, but we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure and, consequently, have not recorded any reserves or contingencies related to this lawsuit.

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

11.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first quarter of 2015 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	2,422	$42.39
Granted	—	—
Exercised	(10)	$42.34		$66
Canceled	—	—

Outstanding at April 4, 2015	2,412	$42.39	7.3 years	$13,286

Options exercisable at April 4, 2015	1,253	$40.38	6.3 years	$8,685

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.1 million in the first quarter of 2015 (none in the first quarter of 2014). As of April 4, 2015, unrecognized compensation expense related to options was $0.4 million, which is expected to be recognized over 2.2 years.

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

Cash dividend equivalents are paid to participants each quarter. Dividend equivalents paid on RSUs expected to vest are recognized as a reduction in retained earnings.

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first quarter of 2015 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,012	$45.98
Granted	—	—
Vested	(14)	$44.93
Canceled	(2)	$40.81

Unvested at April 4, 2015	996	$46.00

Shares reserved for future grants (stock options and RSUs)	11,844

Compensation expense for RSUs was $5.3 million in the first quarter of 2015 ($4.9 million in the first quarter of 2014). As of April 4, 2015, unrecognized compensation expense related to unvested RSUs was $24.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards – Nucor’s Senior Officers Long-Term Incentive Plan (LTIP) and Annual Incentive Plan (AIP) authorize the award of shares of common stock to officers subject to certain conditions and restrictions.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first quarter of 2015 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	65	$48.20
Granted	136	$47.07
Vested	(130)	$47.08
Canceled	—	—

Unvested at April 4, 2015	71	$48.09

Shares reserved for future grants	975

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.1 million in the first quarter of 2015 ($1.2 million in the first quarter of 2014). As of April 4, 2015, unrecognized compensation expense related to unvested restricted stock awards was $1.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $11.1 million and $18.2 million in the first quarter of 2015 and 2014, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014
Interest expense	$45,068	$41,893
Interest income	(651)	(1,152)

Interest expense, net	$44,417	$40,741

14.	INCOME TAXES: The effective tax rate for the first quarter of 2015 was 29.2% compared to 37.5% for the first quarter of 2014. The decrease in the effective tax rate for the first quarter of 2015 as compared to the first quarter of 2014 is primarily due to a charge of $12.8 million during the first quarter of 2014 related to tax legislation changes in the state of New York. The decrease in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The Internal Revenue Service (IRS) is examining Nucor’s 2012 federal income tax return. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has concluded U.S. federal income tax matters for years through 2010. The 2011 and 2013 tax years are also open to examination by the IRS. The Canada Revenue Agency is examining the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2009 through 2013 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Current deferred tax assets included in other current assets were $255.2 million at April 4, 2015 ($253.4 million at December 31, 2014). Current deferred tax liabilities included in accrued expenses and other current liabilities were $10.9 million at April 4, 2015 ($13.1 million at December 31, 2014). Non-current deferred tax liabilities included in deferred credits and other liabilities were $769.1 million at April 4, 2015 ($779.3 million at December 31, 2014).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2014	$7,772,470	$302,648	$8,075,118
Total comprehensive income (loss)	(50,995)	16,492	(34,503)
Stock options	473		473
Issuance of stock under award plans, net of forfeitures	9,034	—	9,034
Amortization of unearned compensation	300	—	300
Dividends declared	(119,770)	—	(119,770)
Distributions to noncontrolling interests	—	(24,981)	(24,981)

Stockholders’ equity at April 4, 2015	$7,611,512	$294,159	$7,905,671

Stockholders’ equity at December 31, 2013	$7,645,769	$264,509	$7,910,278
Total comprehensive income (loss)	66,154	18,665	84,819
Issuance of stock under award plans, net of forfeitures	8,727	—	8,727
Amortization of unearned compensation	200	—	200
Dividends declared	(118,695)	—	(118,695)
Distributions to noncontrolling interests	—	(24,794)	(24,794)

Stockholders’ equity at April 5, 2014	$7,602,155	$258,380	$7,860,535

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME: The following tables reflect the changes in other accumulated comprehensive (loss) income by component (in thousands):

	Three Month Period Ended April 4, 2015
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2014	$(8,000)	$(148,968)	$11,260	$(145,708)
Other comprehensive loss before reclassifications	(2,268)	(116,695)	—	(118,963)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings (1)	168	—	—	168

Net current-period other comprehensive loss	(2,100)	(116,695)	—	(118,795)

April 4, 2015	$(10,100)	$(265,663)	$11,260	$(264,503)

	Three Month Period Ended April 5, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2013	$—	$(7,438)	$16,518	$9,080
Other comprehensive loss before reclassifications	(1,871)	(43,477)	—	(45,348)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings (1)	471	—	—	471

Net current-period other comprehensive loss	(1,400)	(43,477)	—	(44,877)

April 5, 2014	$(1,400)	$(50,915)	$16,518	$(35,797)

(1)

Includes $168 and $471 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2015 and 2014, respectively. The tax impacts of those reclassifications were $100 and $200, respectively.

17.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; our natural gas working interests; and Nucor’s equity method investment in Hunter Ridge. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment. During the first quarter of 2015, the Company performed certain internal reorganization activities. In connection with this process, the financial information utilized by the Chief Operating Decision Maker when assessing segment performance and making resource allocations was adjusted in a way that affected how certain assets are grouped. This resulted in certain assets being reclassified from the steel mills and steel products segments to corporate/eliminations in order to align with the approach management uses to assess the performance of those segments. The segment data for the comparable periods has also been reclassified in order to conform to the current year presentation. This reclassification did not have any impact on the consolidated asset balances nor did it impact any segment income statement amounts.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable, the LIFO reserve and investments in and advances to affiliates.

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014
Net sales to external customers:
Steel mills	$3,053,339	$3,607,764
Steel products	921,384	874,169
Raw materials	424,717	626,511

	$4,399,440	$5,108,444

Intercompany sales:
Steel mills	$574,983	$708,866
Steel products	19,497	21,500
Raw materials	1,832,918	2,528,006
Corporate/eliminations	(2,427,398)	(3,258,372)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$217,128	$317,797
Steel products	32,458	1,720
Raw materials	(41,497)	8,359
Corporate/eliminations	(89,044)	(120,375)

	$119,045	$207,501

	April 4, 2015	December 31, 2014
Segment assets:
Steel mills	$8,008,557	$8,535,910
Steel products	2,629,853	2,711,798
Raw materials	3,741,180	3,927,159
Corporate/eliminations	475,848	441,060

	$14,855,438	$15,615,927

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014
Basic net earnings per share:
Basic net earnings	$67,800	$111,031
Earnings allocated to participating securities	(350)	(391)

Net earnings available to common stockholders	$67,450	$110,640

Average shares outstanding	320,315	319,505

Basic net earnings per share	$0.21	$0.35

Diluted net earnings per share:
Diluted net earnings	$67,800	$111,031
Earnings allocated to participating securities	(350)	(391)

Net earnings available to common stockholders	$67,450	$110,640

Diluted average shares outstanding:
Basic shares outstanding	320,315	319,505
Dilutive effect of stock options and other	168	263

	320,483	319,768

Diluted net earnings per share	$0.21	$0.35

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been antidilutive:

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014
Anti-dilutive stock options:
Weighted average shares	455	—

Weighted average exercise price	$50.63	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) availability and cost of electricity and natural gas which could negatively affect our cost of steel production or could result in a delay or cancellation of existing or future drilling within our natural gas working interest drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the U.S.; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; and (13) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces direct reduced iron (DRI) for use in its steel mills. Through The David J. Joseph Company and its affiliates (DJJ), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (HBI) and DRI. Most of Nucor’s operating facilities and customers are located in North America, but, increasingly, Nucor is doing business outside of North America as well. Nucor’s operations include several international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit, as well as Nucor’s steel trading businesses and rebar distribution businesses. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold-finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes certain equity method investments including our natural gas working interest drilling programs.

Nucor Steel Louisiana resumed operations late in the first quarter of 2015 following completion of repairs related to the failure of the process gas heater that occurred on November 2, 2014. The restart of the direct reduced iron (DRI) facility has progressed as planned. The facility is again producing DRI at the world class level of quality we expect and is regularly operating at 85% of capacity.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 65%, 57% and 43%, respectively, in the first quarter of 2015 compared with 75%, 56% and 66%, respectively, in the first quarter of 2014.

Results of Operations

Net Sales Net sales to external customers by segment for the first quarter of 2015 and 2014 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014	% Change
Steel mills	$3,053,339	$3,607,764	-15%
Steel products	921,384	874,169	5%
Raw materials	424,717	626,511	-32%

Net sales	$4,399,440	$5,108,444	-14%

Net sales for the first quarter of 2015 decreased 14% from the first quarter of 2014. Average sales price per ton decreased 5% from $825 in the first quarter of 2014 to $781 in the first quarter of 2015. Total tons shipped to outside customers in the first quarter of 2015 were 5,635,000, a 9% decrease from the same period last year. Net sales for the first quarter of 2015 decreased 12% from the fourth quarter of 2014 due to a 5% decrease in the average sales price per ton and a 7% decrease in total tons shipped to outside customers.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014	% Change
Steel production	4,758	5,194	-8%

Outside steel shipments	4,165	4,600	-9%
Inside steel shipments	722	832	-13%

Total steel shipments	4,887	5,432	-10%

Net sales for the steel mills segment decreased 15% from the first quarter of 2014 due to a 7% decrease in the average sales price per ton from $783 to $732 and a 9% decrease in tons sold to outside customers. The sheet, bar and plate mills experienced decreases in average selling prices from the first quarter of 2014, with the most significant decrease impacting the sheet group. The lower sales performance at our steel mills segment for the first quarter is primarily due to the exceptionally high level of steel imports flooding the domestic market in the first quarter of 2015. Total steel imports increased 22% in the first quarter of 2015 compared to the first quarter of 2014. Imports are estimated to have accounted for 33% of the finished steel market in the first quarter of 2015, an increase from the first quarter of 2014 in which imports were estimated to account for 25% of the finished steel market. Additionally, conditions were challenging in energy markets in the first quarter of 2015, in which the collapse in oil prices and continued high levels of imported oil country tubular goods products caused an inventory glut in the pipe and tube sector. Also, we believe that customer postponement of purchases in anticipation of lower pricing due to the rapid decrease in scrap and steel prices contributed to lower volumes in the first quarter of 2015.

These market conditions also caused net sales for the steel mills segment to decrease 14% from the fourth quarter of 2014. Shipments to external customers in the first quarter of 2015 decreased 9% from the fourth quarter of 2015 and average sales price per ton decreased 6%. The trend of exceptionally high imports continued from the fourth quarter of 2014 to the first quarter of 2015, while the challenging conditions in the energy markets started to emerge with the collapse in oil prices late in 2014 and has remained difficult in the first quarter of 2015.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended
	April 4, 2015	April 5, 2014	% Change
Joist sales	89	92	-3%
Deck sales	82	87	-6%
Cold finish sales	130	138	-6%
Fabricated concrete reinforcing steel sales	262	239	10%

The 5% increase in the steel products segment’s sales from the first quarter of 2014 was due to a 1% increase in volume and a 4% increase in average sales price per ton, from $1,348 to $1,404. The improved results over the first quarter of 2014 are due to the continued improvement in nonresidential construction markets. The 6% decrease in the steel product segment’s sales from the fourth quarter of 2014 is due to typical seasonality, including the difficulty of moving products and continuing construction work in harsh winter conditions.

Sales for the raw materials segment decreased 32% from the first quarter of 2014 because of significant decreases in average selling prices in DJJ’s brokerage operations and the significant decline in third party sales volume within DJJ’s scrap processing operations. We believe that rapidly falling prices in the first quarter caused many steel customers to postpone purchases of steel in anticipation of lower pricing, thus reducing the demand for scrap. In the first quarter of 2015, approximately 87% of outside sales in the raw materials segment were from the brokerage operations of DJJ, and approximately 9% of the outside sales were from the scrap processing facilities (77% and 15%, respectively, in the first quarter of 2014).

Gross Margins For the first quarter of 2015, Nucor recorded gross margins of $288.3 million (7%), compared to $377.2 million (7%) in the first quarter of 2014. The gross margin was impacted by the 5% decrease in average sales price per ton and the 9% decrease in total tons shipped to outside customers, along with the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 19% from $398 in the first quarter of 2014 to $324 in the first quarter of 2015 and decreased 11% from $363 in the fourth quarter of 2014. Though metal margin per ton in the first quarter of 2015 increased compared to the first quarter of 2014, this increase was more than offset by the steel mills segment’s decreased volume in the first quarter of 2015 as compared to the prior year period. Metal margins in the first quarter of 2015 decreased from the fourth quarter of 2014 due to lower metal margin per ton and lower volumes in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. Scrap prices decreased throughout the first quarter of 2015. We expect to benefit from the large decrease in scrap prices that occurred in February during the second quarter of 2015, as we finish consuming scrap and pig iron purchased before the February price correction. As we begin the second quarter of 2015, we expect to see scrap prices stabilize.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was impacted by a LIFO credit of $16.5 million in the first quarter of 2015, compared with a charge of $14.5 million in the first quarter of 2014 and a credit of $57.3 million in the fourth quarter of 2014. The current year LIFO credit is consistent with management’s expectations of decreasing costs in inventory at December 31, 2015, relative to prior year-end.

•

Steel mill energy costs decreased approximately $3 per ton in the first quarter of 2015 from the first quarter of 2014 and increased approximately $2 per ton from the fourth quarter of 2014. The decrease from the first quarter of 2014 was primarily due to lower natural gas unit costs. The increase from the fourth quarter of 2014 was due to reduced electricity productivity caused by lower steel mill utilization rates and slightly higher electricity unit costs.

•

Gross margins in the steel products segment in the first quarter of 2015 improved over the first quarter of 2014 due to lower input costs and improved volumes. Gross margins in the steel products segment decreased from the fourth quarter of 2014 due to typical seasonality in nonresidential construction markets that occurs in the first quarter.

•

Gross margins related to DJJ’s scrap processing operations decreased significantly during the first quarter of 2015 compared to both the first quarter of 2014 and the fourth quarter of 2014. The decrease was due to decreased sales volumes and margin compression caused by falling scrap selling prices.

•

Our Nucor Steel Louisiana DRI facility resumed production operations late in the first quarter of 2015 following completion of repairs related to the failure of the process gas heater that occurred on November 2, 2014. As Nucor Steel Louisiana was not operational for almost the entire first quarter of 2015, we viewed the facility’s first quarter of 2015 operating loss of approximately $44 million, the majority of which impacts gross margin, as start-up costs. For the same reason, we also viewed the facility’s fourth quarter of 2014 operating loss of approximately $35 million as start-up costs. Start-up costs were approximately $21 million in the first quarter of 2014 due to yield loss. The first quarter of 2014 was the first full quarter of production operations at the Louisiana DRI facility. We anticipate an operating loss in the second quarter of 2015 similar to the first quarter of 2015 at Nucor Steel Louisiana, which, due to the extended length of the time the facility was not operating, will work through higher cost iron ore inventory that was purchased in 2014.

Marketing, Administrative and Other Expenses A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased $9.8 million in the first quarter of 2015 compared to the first quarter of 2014 due to decreased profitability of the Company.

Included in marketing, administrative and other expenses in the first quarter of 2014 is a $9.0 million charge related to the disposal of assets within the steel mills segment (none in the first quarter of 2015).

Equity in Losses (Earnings) of Unconsolidated Affiliates Equity in losses of unconsolidated affiliates was $0.3 million in the first quarter of 2015 compared to earnings of $4.5 million in the first quarter of 2014. The equity method investment results included amortization expense and other purchase accounting adjustments. The decrease in the equity method investment earnings is primarily due to decreased earnings at NuMit and Hunter Ridge.

In the fourth quarter of 2014, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. Steel market conditions in Europe have continued to be challenging through the first three months of 2015, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in impairment of our investment in Duferdofin Nucor.

Interest Expense (Income) Net interest expense for the first quarter of 2015 and 2014 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014
Interest expense	$45,068	$41,893
Interest income	(651)	(1,152)

Interest expense, net	$44,417	$40,741

Net interest expense increased in the first quarter of 2015 compared to the first quarter of 2014 due to higher average debt outstanding and decreased capitalized interest.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the first quarter of 2015 and 2014 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2015	April 5, 2014
Steel mills	$217,128	$317,797
Steel products	32,458	1,720
Raw materials	(41,497)	8,359
Corporate/eliminations	(89,044)	(120,375)

	$119,045	$207,501

Earnings before income taxes and noncontrolling interests in the steel mills segment in the first quarter of 2015 decreased from the first quarter of 2014 due to lower sales volume, lower average sales prices and lower metal margin resulting from the factors discussed above. Imports were at exceptionally high levels during the first quarter of 2015, which were higher than the first quarter of 2014. Imports began to increase to these exceptionally high levels in the second quarter of 2014 and continued throughout the remainder of 2014. These surging imports, combined with the challenging conditions in energy markets caused by the late 2014 collapse in oil prices and subsequent service center inventory destocking, were also the major factors causing the decrease in earnings before income taxes and noncontrolling interests in the steel mills segment in the first quarter of 2015 from the fourth quarter of 2014. Imports are having an impact on all of our steel mill product groups, particularly sheet and plate. The hot rolled sheet market is the weakest among markets served by our steel mills as a result of the combined impact of imports and the severe inventory correction that is underway in the energy pipe and tube sector. Steel mill profitability was also impacted by decreases in selling prices that outpaced decreases in raw material costs. Automotive markets remain strong and we continue to see improving demand in nonresidential construction markets.

In the steel products segment, earnings before income taxes and noncontrolling interests in the first quarter of 2015 increased over the first quarter of 2014. The steel products segment continued to capitalize on the slow but steady growth in nonresidential construction markets. The performance of our joist, deck, rebar and building systems operations improved in the first quarter of 2015 compared to the first quarter of 2014. As a result of typical seasonality experienced in nonresidential construction markets in the first quarter, earnings before income taxes and noncontrolling interests decreased in the first quarter of 2015 from the fourth quarter of 2014. Backlog tons for the steel products segment were higher at the end of the first quarter of 2015 than at the end of both the first and fourth quarters of 2014.

The profitability of our raw materials segment decreased from the first quarter of 2014 and fourth quarter of 2014 due to decreased performance of Nucor Steel Louisiana, DJJ’s scrap processing businesses and our natural gas drilling programs. DJJ’s scrap processing business experienced decreased sales volumes and margin compression caused by falling scrap selling prices. Nucor Steel Louisiana resumed operations late in the first quarter of 2015 after the completion of repairs related to the failure of the process gas heater that occurred in the fourth quarter of 2014. The Louisiana DRI facility had an operating loss of approximately $44 million in the first quarter of 2015, which increased from operating losses of approximately $28 million and approximately $35 million the first and fourth quarters of 2014, respectively.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS) of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests was primarily attributable to the decreased earnings of NYS, which were due to lower volume partially offset by higher selling prices in the first quarter of 2015 as compared to the first quarter of 2014. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2015 and 2014, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes The effective tax rate was 29.2% in the first quarter of 2015 compared with 37.5% in the first quarter of 2014. The expected rate for the full year of 2015 is approximately 30.4% compared with 32.3% for the full year of 2014. The decrease in the effective tax rate for the first quarter of 2015 as compared to the first quarter of 2014 is primarily due to a charge of $12.8 million during the first quarter of 2014 related to tax legislation changes in the state of New York. The decrease in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

We estimate that in the next twelve months our gross uncertain tax positions, which totaled $58.1 million at April 4, 2015, exclusive of interest, could decrease by as much as $16.1 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

The Internal Revenue Service (IRS) is examining Nucor’s 2012 federal income tax return. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has concluded U.S. federal income tax matters for years through 2010. The 2011 and 2013 tax years are also open to examination by the IRS. The Canada Revenue Agency is examining the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2009 through 2013 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity Nucor reported consolidated net earnings of $67.8 million, or $0.21 per diluted share, in the first quarter of 2015 compared to consolidated net earnings of $111.0 million, or $0.35 per diluted share, in the first quarter of 2014. Net earnings as a percentage of net sales was 2% in both the first quarter of 2015 and the first quarter of 2014. Annualized return on average stockholders’ equity was 4% and 6% in the first quarter of 2015 and 2014, respectively.

Outlook Earnings in the second quarter of 2015 are expected to be somewhat improved from the first quarter of 2015. Although margins in the steel mills segment are expected to improve, they will remain under pressure during the second quarter of 2015 as selling prices have not yet fully stabilized and imports remain at exceptionally high levels. This pricing pressure is expected to mitigate the benefits of lower average raw materials costs in the second quarter. We expect much better performance in the downstream products segment in the second quarter of 2015. The performance of the raw materials segment is expected to decrease in the second quarter of 2015 due to a planned one month outage at our DRI facility in Trinidad. We anticipate an operating loss similar to the first quarter of 2015 at Nucor Steel Louisiana, which, due to the extended length of the time the facility was not operating, will work through higher cost iron ore inventory that was purchased in 2014. Performance for the Company in the second half of 2015 is expected to further improve on the strength of continuing improvement in nonresidential construction and its impact on our downstream products businesses and steel mills. Additionally, steel pricing is expected to stabilize and rebound as service center destocking runs its course.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2015 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $563.7 million in the first quarter of 2015 compared with cash provided by operating activities of $149.2 million in the first quarter of 2014. The primary reason for the change is increased cash generated from changes in operating assets and liabilities of $306.3 million in the first quarter of 2015 compared with cash used by changes in operating assets and liabilities of ($179.4) million in the first quarter of 2014. The funding of our working capital decreased over the prior year period due mainly to decreases in accounts receivable and inventories, partially offset by an increase in cash used to fund accounts payable; salaries, wages and related accruals; and other operating activities. In addition, there was a decrease of $45.4 million in net earnings from the first quarter of 2014. Accounts receivable decreased due to a 5% decrease in average sales price per ton and a 7% decrease in outside shipments in the first quarter of 2015 from the fourth quarter of 2014. Inventories decreased due to the rapid fall in scrap cost from year-end 2014 to the end of the first quarter of 2015. There was an increase in cash used to fund accounts payable and other operating activities during the first quarter of 2015 compared with the same period in the prior year due to the timing of payments. The increase in cash used by changes in salaries, wages and related accruals is primarily attributable to the increased payout of accrued profit sharing and other incentive compensation costs in the first quarter of 2015 as compared to the first quarter of 2014. The first quarter of 2015 payout was based upon Nucor’s financial performance in 2014, which had improved significantly over the prior year period.

The current ratio was 3.8 at the end of the first quarter of 2015 and 3.1 at year-end 2014. Accounts receivable and inventories decreased 17% and 12%, respectively, since year-end, while quarterly net sales decreased 12% from the fourth quarter of 2014. Accounts receivable and inventories decreased due to the reasons cited above. In the first quarter of 2015, total accounts receivable turned approximately every six weeks and inventories turned approximately every eight weeks. These ratios compare with accounts receivable turnover every five weeks and inventory turnover every seven weeks in the first quarter of last year. The turnover calculation was negatively impacted by year-end 2014 accounts receivable and inventory balances which were significantly higher than those balances at the end of the first quarter of 2015 due to the rapid decrease in steel selling prices and raw material costs and by decreased production in the first quarter of 2015. The current ratio was positively impacted by a 25%

decrease in accounts payable, a 36% decrease in salaries, wages and related accruals and an 87% decrease in short-term debt from year-end 2014 to the end of the first quarter of the current year. The decreases in accounts payable and salaries, wages and related accruals were due to the previously cited reasons, while the decrease in short-term debt is primarily due to the repayment of approximately $151 million of commercial paper outstanding at year-end which was used to partially fund the acquisition of Gallatin Steel Company in the fourth quarter of last year.

Cash used in investing activities during the first quarter of 2015 decreased $225.8 million from the prior year period. The largest factor contributing to the decrease in cash used in investing activities was the net decrease of $180.5 million in capital expenditures, which was due to the reduced spending with our natural gas working interest drilling programs, reduced spending at our Louisiana DRI facility and reduced spending at our steel mills related to capital expansion projects that were completed in 2014. The change in cash used in investing activities was also positively benefited by an increase in proceeds from the sale of investments over the prior year period.

Cash used in financing activities increased by $178.9 million in the first quarter of 2015 compared with the prior year period. Almost the entire amount of this change related to the net change in short-term debt. The primary driver of the change was the first quarter of 2015 repayment of approximately $151 million of commercial paper that was outstanding at year-end 2014.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $1.27 billion as of April 4, 2015. Our $1.5 billion revolving credit facility is undrawn and does not expire until August 2018. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and a Baa1 rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. This was evidenced when, during the fourth quarter of 2014, we issued approximately $300 million of commercial paper to partially fund the acquisition of Gallatin Steel Company. Due to our strong cash flow, we were able to retire the remaining outstanding commercial paper in the first quarter of 2015. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 4, 2015, our funded debt to total capital ratio was 36%, and we were in compliance with all other non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of April 4, 2015.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2015 are expected to be approximately $500 million compared to $569.9 million in 2014. The decrease in projected 2015 capital expenditures is primarily due to the suspension of drilling new natural gas wells in 2015 through natural gas working interest drilling programs due to the expectation that natural gas prices will continue to be weak in 2015. Additionally, a number of capital expansion projects within the steel mills segment were completed in 2014, such as the Berkeley County, South Carolina mill’s $100 million capital project to produce wider and thinner high-strength sheet steel (wide-light steel) and the NYS $115 million capital project to expand its offering of wider sheet piling sections. We expect pretax profit averaging $100 per ton through the cycle for the Berkeley wide-light steel and $450 per ton for the NYS wider sheet piling sections.

In February 2015, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.3725 per share which was paid on May 11, 2015, to stockholders of record on March 31, 2015. This dividend was Nucor’s 168th consecutive quarterly cash dividend.

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

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2014. There were no interest rate swaps outstanding at April 4, 2015.

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

Natural gas produced by Nucor’s working interest drilling programs is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility. In addition to the natural gas needs at the Louisiana DRI facility, Nucor is also a substantial consumer of natural gas at our steel mill operations. Natural gas produced through the working interest drilling programs is expected to be sufficient in the future to cover Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants. However, the natural gas production from the working interest drilling programs currently does not completely cover the natural gas usage at our operating facilities due to the temporary suspension of drilling discussed below. For the three months ended April 4, 2015, the volume of natural gas sold from our natural gas working interest drilling programs was approximately 66% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At April 4, 2015, accumulated other comprehensive income (loss) included $10.1 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at April 4, 2015, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$5,040	$12,590
Aluminum	1,946	4,866
Copper	635	1,589

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe, and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at April 4, 2015, were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended April 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005, through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief on behalf of themselves and a putative class of all purchasers of steel products from the defendants in the U.S. between April 1, 2005, and December 31, 2007. Five of the eight defendants have reached court approved settlements with the plaintiffs. Although we believe the plaintiffs’ claims are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure. Nucor has not recorded any reserves or contingencies related to this legal matter.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 4, 2015, filed on May 13, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 13, 2015

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 4, 2015

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 4, 2015, filed on May 13, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.