Form 10-Q
period 2015-07-04
NUCOR CORP
filed 2015-08-12
CIK 73309

Second

Quarter

2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

Act).    Yes  ☐    No  ☒

319,599,749 shares of common stock were outstanding at July 4, 2015.

Nucor Corporation

Form 10-Q

July  4, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Net sales	$4,357,609	$5,291,075	$8,757,049	$10,399,519

Costs, expenses and other:
Cost of products sold	3,971,303	4,875,208	8,082,461	9,606,450
Marketing, administrative and other expenses	128,592	132,813	253,153	266,247
Equity in earnings of unconsolidated affiliates	(694)	(3,202)	(435)	(7,676)
Interest expense, net	42,186	44,391	86,603	85,132

	4,141,387	5,049,210	8,421,782	9,950,153

Earnings before income taxes and noncontrolling interests	216,222	241,865	335,267	449,366
Provision for income taxes	56,878	74,930	91,631	152,735

Net earnings	159,344	166,935	243,636	296,631
Earnings attributable to noncontrolling interests	34,589	19,894	51,081	38,559

Net earnings attributable to Nucor stockholders	$124,755	$147,041	$192,555	$258,072

Net earnings per share:
Basic	$0.39	$0.46	$0.60	$0.80
Diluted	$0.39	$0.46	$0.60	$0.80
Average shares outstanding:
Basic	320,506	319,693	320,409	319,597
Diluted	320,708	319,981	320,594	319,872
Dividends declared per share	$0.3725	$0.37	$0.7450	$0.74

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Net earnings	$159,344	$166,935	$243,636	$296,631

Other comprehensive income (loss):
Net unrealized (loss) income on hedging derivatives, net of income taxes of ($300) and $100 for the second quarter of 2015 and 2014, respectively, and ($1,600) and ($1,000) for the first six months of 2015 and 2014, respectively	(464)	238	(2,732)	(1,633)
Reclassification adjustment for loss (income) on settlement of hedging derivatives included in net income, net of income taxes of $700 and ($100) for the second quarter of 2015 and 2014, respectively, and $800 and $100 for the first six months of 2015 and 2014, respectively	1,164	(238)	1,332	233
Foreign currency translation gain (loss), net of income taxes of $0 for the second quarter of 2015 and 2014, and $0 and ($400) for the first six months of 2015 and 2014, respectively	24,395	31,845	(92,300)	(11,632)
Other, net of income taxes of $1,500 and $0 for the second quarter of 2015 and 2014, respectively, and $1,500 and $0 for the first six months of 2015 and 2014, respectively	2,700	—	2,700	—

	27,795	31,845	(91,000)	(13,032)

Comprehensive income	187,139	198,780	152,636	283,599
Comprehensive income attributable to noncontrolling interests	(34,589)	(19,894)	(51,081)	(38,559)

Comprehensive income attributable to Nucor stockholders	$152,550	$178,886	$101,555	$245,040

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 4, 2015	Dec. 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,576,496	$1,024,144
Short-term investments	112,236	100,000
Accounts receivable, net	1,791,523	2,068,298
Inventories, net	2,267,394	2,745,032
Other current assets	407,088	504,414

Total current assets	6,154,737	6,441,888

Property, plant and equipment, net	5,120,870	5,287,639

Goodwill	2,046,098	2,068,664

Other intangible assets, net	819,050	862,093

Other assets	927,422	955,643

Total assets	$15,068,177	$15,615,927

LIABILITIES

Current liabilities:
Short-term debt	$42,664	$207,476
Long-term debt due within one year	8,300	16,335
Accounts payable	820,557	993,872
Salaries, wages and related accruals	270,506	352,488
Accrued expenses and other current liabilities	548,050	527,605

Total current liabilities	1,690,077	2,097,776

Long-term debt due after one year	4,360,600	4,360,600

Deferred credits and other liabilities	1,042,415	1,082,433

Total liabilities	7,093,092	7,540,809

EQUITY

Nucor stockholders’ equity:
Common stock	151,423	151,237
Additional paid-in capital	1,907,049	1,883,356
Retained earnings	7,331,006	7,378,214
Accumulated other comprehensive loss, net of income taxes	(236,708)	(145,708)
Treasury stock	(1,492,067)	(1,494,629)

Total Nucor stockholders’ equity	7,660,703	7,772,470

Noncontrolling interests	314,382	302,648

Total equity	7,975,085	8,075,118

Total liabilities and equity	$15,068,177	$15,615,927

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014
Operating activities:
Net earnings	$243,636	$296,631
Adjustments:
Depreciation	314,521	326,429
Amortization	36,895	36,265
Stock-based compensation	33,947	33,752
Deferred income taxes	(35,383)	(5,121)
Distributions from affiliates	12,142	11,504
Equity in earnings of unconsolidated affiliates	(435)	(7,676)
Loss on assets	—	9,046
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	254,343	(249,196)
Inventories	472,104	(130,463)
Accounts payable	(159,872)	90,460
Federal income taxes	128,391	14,100
Salaries, wages and related accruals	(77,214)	(1,672)
Other operating activities	(28,371)	19,270

Cash provided by operating activities	1,194,704	443,329

Investing activities:
Capital expenditures	(175,253)	(446,798)
Investment in and advances to affiliates	(23,750)	(68,491)
Repayment of advances to affiliates	—	15,000
Disposition of plant and equipment	17,932	12,858
Acquisitions (net of cash acquired)	(253)	(38,466)
Purchases of investments	(111,927)	(100,000)
Proceeds from the sale of investments	100,000	27,529
Other investing activities	1,870	—

Cash used in investing activities	(191,381)	(598,368)

Financing activities:
Net change in short-term debt	(164,466)	13,212
Repayment of long-term debt	(8,000)	—
Issuance of common stock	423	—
Excess tax benefits from stock-based compensation	1,200	2,700
Distributions to noncontrolling interests	(39,347)	(37,877)
Cash dividends	(239,476)	(237,369)
Other financing activities	(1,081)	(1,123)

Cash used in financing activities	(450,747)	(260,457)

Effect of exchange rate changes on cash	(224)	(195)

Increase (decrease) in cash and cash equivalents	552,352	(415,691)
Cash and cash equivalents – beginning of year	1,024,144	1,483,252

Cash and cash equivalents – end of six months	$1,576,496	$1,067,561

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(12,644)	$(96,023)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recently Adopted Accounting Pronouncements – In the first quarter of 2015, Nucor adopted new accounting guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard is applied prospectively for the Company beginning January 1, 2015. The adoption of this standard did not have a material effect on the consolidated financial statements.

Recently Issued Accounting Pronouncements – In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the Financial Accounting Standards Board decided to defer the effective date of this new accounting guidance by one year. As a result, the amendments are effective for the Company for all annual and interim reporting periods beginning after December 15, 2017. The Company is evaluating adoption methods and the impact it will have on the consolidated financial statements.

In August 2014, new accounting guidance was issued that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for annual and interim periods beginning after December 15, 2016, and is not expected to have an effect on the Company’s consolidated financial statements.

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

2.	ACCOUNTS RECEIVABLE: An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of an allowance for doubtful accounts of $49.8 million at July 4, 2015 ($65.4 million at December 31, 2014).

3.	INVENTORIES: Inventories consisted of approximately 37% raw materials and supplies and 63% finished and semi-finished products at July 4, 2015 (40% and 60%, respectively, at December 31, 2014). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 45% of total inventories as of July 4, 2015 (43% as of December 31, 2014). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $455.4 million higher at July 4, 2015 ($567.4 million higher at December 31, 2014). Use of the lower of cost or market methodology reduced inventories by $4.3 million at July 4, 2015 ($2.7 million at December 31, 2014).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $7.47 billion at July 4, 2015 ($7.17 billion at December 31, 2014).

Included within property, plant and equipment, net at July 4, 2015, is $21.6 million of assets, net of accumulated depreciation, under a capital lease agreement ($22.8 million at December 31, 2014). The gross amount of property, plant and equipment acquired under the capital lease was $25.4 million, which was not included in capital expenditures on the condensed consolidated statement of cash flows in 2014. Total obligations associated with this capital lease agreement were $22.1 million at July 4, 2015 ($23.2 million at December 31, 2014), of which $2.2 million was classified in accrued expenses and other current liabilities ($2.2 million at December 31, 2014) and $19.9 million was classified in deferred credits and other liabilities ($21.0 million at December 31, 2014).

In 2013, one of three iron ore storage domes collapsed at Nucor Steel Louisiana in St. James Parish. As a result, Nucor recorded a partial write-down of assets at the facility, including $21.0 million of property, plant and equipment and $7.0 million of inventory, offset by a $14.0 million insurance receivable that was based on management’s best estimate of probable insurance recoveries. As of July 4, 2015, Nucor has received initial payments of $10.3 million related to the insurance receivable. The two remaining storage domes have a carrying value of approximately $19.8 million. Nucor continues to assess the advantages of these two domes and the assets associated with them versus other alternatives. As a result of the ongoing assessment, it is possible that Nucor will make operational decisions that could impact the carrying value of the domes and associated assets and the amount of insurance proceeds claimed by and payable to us. The Company expects to finalize its assessment process related to the domes by the end of the year.

Included in property plant and equipment within the steel mills segment at July 4, 2015, and December 31, 2014, is approximately $84.1 million related to the anticipated further development activities at the St. James Parish site, the majority of which are engineering designs. Changes to the anticipated development activities at this site could result in full or partial impairment of these capitalized assets.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended July 4, 2015, by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2014	$594,402	$744,685	$729,577	$2,068,664
Translation	—	(18,566)	—	(18,566)
Other	(4,000)	—	—	(4,000)

Balance at July 4, 2015	$590,402	$726,119	$729,577	$2,046,098

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

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	July 4, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,194,549	$485,849	$1,199,942	$454,353
Trademarks and trade names	157,604	53,077	158,584	48,356
Other	23,047	17,224	22,823	16,547

	$1,375,200	$556,150	$1,381,349	$519,256

Intangible asset amortization expense for the second quarter of 2015 and 2014 was $18.2 million and $17.8 million, respectively, and was $36.9 million and $36.3 million in the first six months of 2015 and 2014, respectively. Annual amortization expense is estimated to be $73.4 million in 2015; $72.1 million in 2016; $70.2 million in 2017; $65.6 million in 2018; and $63.0 million in 2019.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $849.0 million at July 4, 2015 ($872.5 million at December 31, 2014) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at July 4, 2015, was $371.4 million ($412.9 million at December 31, 2014). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $49.6 million at July 4, 2015, resulting in a basis difference of $321.8 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($268.0 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up were $2.2 million and $2.7 million in the second quarter of 2015 and 2014, respectively, and were $4.4 million and $5.4 million in the first six months of 2015 and 2014, respectively.

As of July 4, 2015, Nucor had outstanding notes receivable of €35.0 million ($38.8 million) from Duferdofin Nucor (€35.0 million, or $42.5 million, as of December 31, 2014). The notes receivable bear interest at 1.34% and reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2019. As of July 4, 2015, and December 31, 2014, the note receivable was classified in other assets in the condensed consolidated balance sheets.

Nucor has issued guarantees, the fair values of which are immaterial, for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement as well as the Standby Medium Long Term Loan Credit Facility, which mature on April 26, 2016, and April 22, 2016, respectively. The maximum amount Duferdofin Nucor can borrow under Facility A is €122.5 million ($135.9 million at July 4, 2015). As of July 4, 2015, there was €120.0 million ($133.1 million) outstanding under that facility (€107.0 million, or $129.9 million, at December 31, 2014). The guarantee under the Standby Medium Long Term Credit Facility was issued in the second quarter of 2014, and, as of July 4, 2015, Duferdofin Nucor had the maximum borrowing amount of €60 million ($66.6 million) outstanding under the facility (€60.0 million, or $72.8 million, at December 31, 2014). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A or the Standby Medium Long Term Credit Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantees. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under both financing agreements. Nucor has not recorded any liability associated with these guarantees.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at July 4, 2015, was $302.3 million ($301.5 million as of December 31, 2014).

HUNTER RIDGE

Nucor has a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling programs. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge was $136.9 million at July 4, 2015 ($138.6 million at December 31, 2014).

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2014, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the second quarter of 2015, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and changes in business strategy which continues to evolve.

It is possible that the future performance of Duferdofin Nucor could affect the recorded value of the note receivable the Company has with Duferdofin Nucor and any potential liability associated with the Company’s guarantees of the indebtedness of Duferdofin Nucor as discussed above.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $19.2 million at July 4, 2015 ($107.9 million at December 31, 2014). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $120.0 million at July 4, 2015 ($119.7 million at December 31, 2014).

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At July 4, 2015, natural gas swaps covering approximately 14.2 million MMBTUs (extending through February 2017) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	July 4, 2015	Dec. 31, 2014
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$614	$1,856
Foreign exchange contracts	Other current assets	112	372

Total asset derivatives not designated as hedging instruments		$726	$2,228

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(10,100)	$(6,400)
Commodity contracts	Deferred credits and other liabilities	(4,800)	(6,300)

Total liability derivatives designated as hedging instruments		$(14,900)	$(12,700)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Commodity contracts	Cost of products sold	$(464)	$238	$(1,164)	$238	$—	$—

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended
		July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Commodity contracts	Cost of products sold	$(2,732)	$(1,633)	$(1,332)	$(233)	$—	$—

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Commodity contracts	Cost of products sold	$1,352	$(795)	$1,656	$438
Foreign exchange contracts	Cost of products sold	4	(201)	762	(48)

Total		$1,356	$(996)	$2,418	$390

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of July 4, 2015, and December 31, 2014 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 4, 2015
Assets:
Cash equivalents	$1,157,640	$1,157,640	$—
Short-term investments	112,236	112,236	—
Foreign exchange and commodity contracts	726	—	726

Total assets	$1,270,602	$1,269,876	$726	$—

Liabilities:
Commodity contracts	$(14,900)	$—	$(14,900)	$—

As of December 31, 2014
Assets:
Cash equivalents	$861,656	$861,656	$—
Short-term investments	100,000	100,000	—
Foreign exchange and commodity contracts	2,228	—	2,228

Total assets	$963,884	$961,656	$2,228	$—

Liabilities:
Commodity contracts	$(12,700)	$—	$(12,700)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.65 billion at July 4, 2015 ($4.97 billion at December 31, 2014). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 4, 2015, and December 31, 2014, or similar debt with the same maturities, ratings and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $22.0 million of accrued environmental costs at July 4, 2015 ($27.2 million at December 31, 2014), $10.6 million was classified in accrued expenses and other current liabilities ($11.3 million at December 31, 2014) and $11.4 million was classified in deferred credits and other liabilities ($15.9 million at December 31, 2014). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

On March 25, 2014, a jury in the U.S. District Court for the Southern District of Texas returned a verdict against Nucor and its co-defendants in an antitrust lawsuit brought by plaintiff MM Steel, LP, a steel plate service center located in Houston. The jury returned a verdict of $52.0 million in damages against all defendants jointly and severally. On June 1, 2014, pursuant to antitrust laws providing for treble damages, the court awarded a judgment to MM Steel jointly and severally against the defendants in an amount totaling $160.8 million after including costs and attorneys’ fees. As a result of developments since the verdict, including settlements reached by various other parties, the Company believes that its practical estimable exposure has been reduced to approximately $40.0 million. The Company has appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit, and believes that it has valid grounds to have the judgment vacated or reversed. The Company believes that the evidence against Nucor was insufficient to support any finding that Nucor was involved in a horizontal conspiracy. The Company believes that the trial court wrongly excluded relevant testimony of Nucor’s expert witness. The Company believes that the trial court erred in admitting hearsay evidence. Finally, the Company believes that the trial court did not sufficiently instruct the jury on applicable legal principles. As a result, the Company believes that the likelihood that the judgment will be affirmed is not probable, and, accordingly, it has not recorded any reserves or contingencies related to this legal matter. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

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

A summary of activity under Nucor’s stock option plans for the first six months of 2015 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	2,422	$42.39
Granted	700	$47.59
Exercised	(10)	$42.34		$66
Canceled	—	—

Outstanding at July 4, 2015	3,112	$43.56	7.7 years	$7,526

Options exercisable at July 4, 2015	1,551	$39.49	6.2 years	$7,526

For the 2015 stock option grant, the grant date fair value of $11.71 per share was calculated using the Black-Scholes option-pricing model with the following assumptions:

Exercise price	$47.59
Expected dividend yield	3.13%
Expected stock price volatility	33.32%
Risk-free interest rate	1.86%
Expected life (years)	6.5

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $7.0 million and $7.6 million in the second quarter of 2015 and 2014, respectively, and $7.1 million and $7.6 million in the first six months of 2015 and 2014, respectively. As of July 4, 2015, unrecognized compensation expense related to options was $1.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first six months of 2015 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,012	$45.98
Granted	790	$47.59
Vested	(731)	$44.92
Canceled	(9)	$46.01

Unvested at July 4, 2015	1,062	$47.91

Shares reserved for future grants (stock options and RSUs)	10,343

Compensation expense for RSUs was $19.1 million and $17.6 million in the second quarter of 2015 and 2014, respectively, and $24.4 million and $22.5 million in the first six months of 2015 and 2014, respectively. As of July 4, 2015, unrecognized compensation expense related to unvested RSUs was $41.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first six months of 2015 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	65	$48.20
Granted	136	$47.07
Vested	(134)	$47.11
Canceled	—	—

Unvested at July 4, 2015	67	$48.08

Shares reserved for future grants	975

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.2 million and $1.9 million in the second quarter of 2015 and 2014, respectively, and $2.3 million and $3.1 million in the first six months of 2015 and 2014 respectively. As of July 4, 2015, unrecognized compensation expense related to unvested restricted stock awards was $1.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $21.2 million and $22.0 million in the second quarter of 2015 and 2014, respectively, and was $32.3 million and $40.2 million in the first six months of 2015 and 2014, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Interest expense	$43,150	$45,878	$88,218	$87,771
Interest income	(964)	(1,487)	(1,615)	(2,639)

Interest expense, net	$42,186	$44,391	$86,603	$85,132

14.	INCOME TAXES: The effective tax rate for the second quarter of 2015 was 26.3% compared to 31.0% for the second quarter of 2014. The decrease in the effective tax rate for the second quarter of 2015 as compared to the second quarter of 2014 is primarily due to a $9.3 million benefit related to state tax credits during the second quarter of 2015. The decrease in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The Internal Revenue Service (IRS) is currently examining Nucor’s 2012 federal income tax return. Management believes that the Company has adequately provided for any adjustments that may arise from this audit. Nucor has concluded U.S. federal income tax matters for years through 2010. The 2011 and 2013 tax years are also open to examination by the IRS. The Canada Revenue Agency is examining the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2009 through 2013 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Current deferred tax assets included in other current assets were $266.3 million at July 4, 2015 ($253.4 million at December 31, 2014). Current deferred tax liabilities included in accrued expenses and other current liabilities were $10.2 million at July 4, 2015 ($13.1 million at December 31, 2014). Non-current deferred tax liabilities included in deferred credits and other liabilities were $758.3 million at July 4, 2015 ($779.3 million at December 31, 2014).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2014	$7,772,470	$302,648	$8,075,118
Total comprehensive income	101,555	51,081	152,636
Stock options	7,557	—	7,557
Issuance of stock under award plans, net of forfeitures	18,384	—	18,384
Amortization of unearned compensation	500	—	500
Dividends declared	(239,763)	—	(239,763)
Distributions to noncontrolling interests	—	(39,347)	(39,347)

Stockholders’ equity at July 4, 2015	$7,660,703	$314,382	$7,975,085

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2013	$7,645,769	$264,509	$7,910,278
Total comprehensive income	245,040	38,559	283,599
Stock options	7,617	—	7,617
Issuance of stock under award plans, net of forfeitures	19,556	—	19,556
Amortization of unearned compensation	400	—	400
Dividends declared	(237,560)	—	(237,560)
Distributions to noncontrolling interests	—	(37,877)	(37,877)

Stockholders’ equity at July 5, 2014	$7,680,822	$265,191	$7,946,013

16.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME: The following tables reflect the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Three Month (13 week) Period Ended July 4, 2015
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
April 4, 2015	$(10,100)	$(265,663)	$11,260	$(264,503)
Other comprehensive income (loss) before reclassifications	(464)	24,395	—	23,931
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	1,164	2,700	—	3,864

Net current-period other comprehensive income (loss)	700	27,095	—	27,795

July 4, 2015	$(9,400)	$(238,568)	$11,260	$(236,708)

	Six Month (26 week) Period Ended July 4, 2015
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2014	$(8,000)	$(148,968)	$11,260	$(145,708)
Other comprehensive income (loss) before reclassifications	(2,732)	(92,300)	—	(95,032)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	1,332	2,700	—	4,032

Net current-period other comprehensive income (loss)	(1,400)	(89,600)	—	(91,000)

July 4, 2015	$(9,400)	$(238,568)	$11,260	$(236,708)

(1)

Includes $1,164 and $1,332 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2015, respectively. The tax impacts of those reclassifications were $700 and $800, respectively. Also includes $2,700 of accumulated other comprehensive income reclassifications into marketing, administrative, and other expenses for net losses on translation in the second quarter and first six months of 2015. The tax impacts of those reclassifications were $1,500 in the second quarter and first six months of 2015.

	Three Month (13 week) Period Ended July 5, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
April 5, 2014	$(1,400)	$(50,915)	$16,518	$(35,797)
Other comprehensive income (loss) before reclassifications	238	31,845	—	32,083
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	(238)	—	—	(238)

Net current-period other comprehensive income (loss)	—	31,845	—	31,845

July 5, 2014	$(1,400)	$(19,070)	$16,518	$(3,952)

	Six Month (26 week) Period Ended July 5, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2013	$—	$(7,438)	$16,518	$9,080
Other comprehensive income (loss) before reclassifications	(1,633)	(11,632)	—	(13,265)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	233	—	—	233

Net current-period other comprehensive income (loss)	(1,400)	(11,632)	—	(13,032)

July 5, 2014	$(1,400)	$(19,070)	$16,518	$(3,952)

(2)

Includes $(238) and $233 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2014, respectively. The tax impacts of those reclassifications were ($100) and $100, respectively.

17.

SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; our natural gas working interests; and Nucor’s equity method investment in Hunter Ridge. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment. During the second quarter of 2015, the Company continued to perform certain internal reorganization activities that began in the first quarter of 2015. In connection with this process, the financial information utilized by the Chief Operating Decision Maker when assessing segment performance and making resource allocations was adjusted in a way that affected how certain assets are grouped. This resulted in certain assets being reclassified between the steel mills segment, steel products segment, raw materials segment and corporate/eliminations in order to align with the approach management uses to assess the performance of those segments. The segment data for the comparable periods has also been reclassified in order to conform to the current period presentation. These reclassifications did not have any impact on the consolidated asset balances nor did they impact any segment income statement amounts.

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

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Net sales to external customers:
Steel mills	$2,968,644	$3,674,140	$6,021,983	$7,281,904
Steel products	1,015,646	1,035,923	1,937,030	1,910,092
Raw materials	373,319	581,012	798,036	1,207,523

	$4,357,609	$5,291,075	$8,757,049	$10,399,519

Intercompany sales:
Steel mills	$577,271	$742,200	$1,152,254	$1,451,066
Steel products	21,020	26,542	40,517	48,042
Raw materials	1,687,941	2,443,492	3,520,859	4,971,498
Corporate/eliminations	(2,286,232)	(3,212,234)	(4,713,630)	(6,470,606)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$198,500	$368,138	$415,628	$685,935
Steel products	70,636	42,612	103,094	44,332
Raw materials	(38,104)	(9,635)	(79,601)	(1,276)
Corporate/eliminations	(14,810)	(159,250)	(103,854)	(279,625)

	$216,222	$241,865	$335,267	$449,366

	July 4, 2015	Dec. 31, 2014
Segment assets:
Steel mills	$7,900,573	$8,528,623
Steel products	2,708,522	2,731,320
Raw materials	3,590,917	3,858,254
Corporate/eliminations	868,165	497,730

	$15,068,177	$15,615,927

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Basic net earnings per share:
Basic net earnings	$124,755	$147,041	$192,555	$258,072
Earnings allocated to participating securities	(411)	(487)	(762)	(878)

Net earnings available to common stockholders	$124,344	$146,554	$191,793	$257,194

Average shares outstanding	320,506	319,693	320,409	319,597

Basic net earnings per share	$0.39	$0.46	$0.60	$0.80

Diluted net earnings per share:
Diluted net earnings	$124,755	$147,041	$192,555	$258,072
Earnings allocated to participating securities	(411)	(487)	(762)	(878)

Net earnings available to common stockholders	$124,344	$146,554	$191,793	$257,194

Diluted average shares outstanding:
Basic shares outstanding	320,506	319,693	320,409	319,597
Dilutive effect of stock options and other	202	288	185	275

	320,708	319,981	320,594	319,872

Diluted net earnings per share	$0.39	$0.46	$0.60	$0.80

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Anti-dilutive stock options:
Weighted average shares	455	—	455	—

Weighted average exercise price	$50.63	$—	$50.63	$—

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

Nucor Steel Louisiana resumed operations late in the first quarter of 2015 following completion of repairs related to the failure of the process gas heater that occurred on November 2, 2014. The ramp-up in production at the Louisiana DRI facility has gone extremely well, with the facility producing DRI at world class quality levels. Nucor Steel Louisiana produced approximately 540,000 tons of DRI in the second quarter of 2015.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 69%, 61% and 55%, respectively, in the first six months of 2015 compared with 77%, 61% and 64%, respectively, in the first six months of 2014.

Results of Operations

Net Sales Net sales to external customers by segment for the second quarter and first six months of 2015 and 2014 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	% Change	July 4, 2015	July 5, 2014	% Change
Steel mills	$2,968,644	$3,674,140	-19%	$6,021,983	$7,281,904	-17%
Steel products	1,015,646	1,035,923	-2%	1,937,030	1,910,092	1%
Raw materials	373,319	581,012	-36%	798,036	1,207,523	-34%

Net sales	$4,357,609	$5,291,075	-18%	$8,757,049	$10,399,519	-16%

Net sales for the second quarter of 2015 decreased 18% from the second quarter of 2014. Average sales price per ton decreased 13% from $831 in the second quarter of 2014 to $720 in the second quarter of 2015. Total tons shipped to outside customers in the second quarter of 2015 were 6,055,000, a 5% decrease from the second quarter of 2014.

Net sales for the first six months of 2015 decreased 16% from the first six months of 2014. Average sales price per ton decreased 10% from $828 in the first half of 2014 to $749 in the first half of 2015, while total tons shipped to outside customers decreased 7% from the first six months of 2014.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	% Change	July 4, 2015	July 5, 2014	% Change
Steel production	5,196	5,324	-2%	9,954	10,518	-5%

Outside steel shipments	4,578	4,646	-1%	8,743	9,246	-5%
Inside steel shipments	770	831	-7%	1,492	1,663	-10%

Total steel shipments	5,348	5,477	-2%	10,235	10,909	-6%

Net sales for the steel mills segment decreased 19% from the second quarter of 2014 due to an 18% decrease in the average sales price per ton from $789 to $646, and a 1% decrease in tons shipped to outside customers. Our sheet, bar, structural and plate products experienced lower average selling prices in the second quarter of 2015 as compared to the second quarter of 2014, with the most significant decreases at our sheet, bar and plate mills. The 17% decrease in sales for the first half of 2015 compared to the first half of 2014 in the steel mills segment was attributable to the 5% decrease in tons sold to outside customers and the 13% decrease in average sales price per ton from $786 in the first half of 2014 to $687 in the first half of 2015.

The lower sales performance at our steel mills segment is primarily due to the exceptionally high level of steel imports that have flooded the domestic market in the second quarter and first six months of 2015. Imports accounted for an estimated 32% of the finished steel market in the first six months of 2015, compared with an estimated 27% in the first six months of 2014. The biggest factors driving these exceptionally high levels of imports are the trade-distorting practices of some foreign governments. We are pleased with recently passed legislation that strengthens our trade laws and provides the steel industry with more effective tools to fight back against unfair trade. While these trade law changes alone will not address the serious challenges facing the U.S. steel industry due to systemic steel overcapacity overseas, they do strengthen our hand against illegal trade practices.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Six Months (26 weeks) Ended
	July 4, 2015	July 5, 2014	% Change	July 4, 2015	July 5, 2014	% Change
Joist sales	97	97	0%	186	189	-2%
Deck sales	92	101	-9%	174	188	-7%
Cold finish sales	117	133	-12%	247	271	-9%
Fabricated concrete reinforcing steel sales	324	321	1%	586	560	5%

The 2% decrease in the steel products segment’s sales for the second quarter of 2015 from the second quarter of 2014 was due to a 3% decrease in volume that was partially offset by a 1% increase in average sales price per ton from $1,367 to $1,380. The 1% increase in the steel products segment’s sales for the first half of the year was due to a 2% increase in average sales price per ton, from $1,358 to $1,391, partially offset by a 1% decrease in volume. Conditions in nonresidential construction markets are continuing to gradually improve, but we believe that the growth rate of nonresidential construction in 2015 will be lower than the growth rate experienced in 2014. Sales for the steel products segment in the second quarter of 2015 increased from the first quarter of 2015 due to typical seasonality in nonresidential construction markets as weather conditions improved.

The sales for the raw materials segment decreased 36% from the second quarter of 2014 and 34% from the first half of 2014 primarily due to lower volumes and average selling prices in DJJ’s brokerage and scrap processing operations. In the second quarter of 2015, approximately 88% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 8% of the outside sales were from the scrap processing facilities (79% and 12%, respectively, in the second quarter of 2014). In the first half of 2015, approximately 88% of outside sales for the raw materials segment were from the brokerage operations and approximately 9% of outside sales were from the scrap processing facilities of DJJ (78% and 14%, respectively, in the first half of 2014).

Gross Margins For the second quarter of 2015 , Nucor recorded gross margins of $386.3 million (9%), compared with $415.9 million (8%) in the second quarter of 2014. The gross margin was impacted by a 13% decrease in average sales price per ton and a 5% decrease in tons shipped to outside customers, which was partially offset by a 29% decrease in scrap prices in the steel mills segment. The following factors also impacted gross margins:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 29% from $384 in the second quarter of 2014 to $271 in the second quarter of 2015; however, metal margin per ton also decreased from the second quarter of 2014 due to the decrease in average selling prices and volumes. The average scrap and scrap substitute cost per ton decreased 16% from $324 in the first quarter of 2015 to $271 in the second quarter of 2015 and metal margins per ton increased from the first quarter of 2015. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. Scrap prices were volatile during the second quarter of 2015, decreasing from the first quarter of 2015. As we begin the third quarter, we expect to see some downward pressure on scrap prices.

•

Nucor’s gross margins can be significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s current estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year-over-year, primarily within raw material inventory in the steel mills segment. Gross margin was impacted by a LIFO credit of $95.5 million in the second quarter of 2015, compared with no credit or charge in the second quarter of 2014 and a credit of $16.5 million in the first quarter of 2015. The increase in the LIFO credit in the second quarter of 2015 as compared to the first quarter of 2015 is due primarily to a decrease in the estimated costs of raw material inventory of the steel mills segment on hand at the end of 2015. The decrease in the estimated costs of raw material inventory is based on decreases in scrap costs in the second quarter and first half of 2015 and expectations of those lower costs at the end of the year as compared to the prior year.

•

Total steel mill energy costs in the second quarter of 2015 decreased approximately $4 per ton compared with the second quarter of 2014 due primarily to lower natural gas unit costs. Total steel mill energy costs in the second quarter of 2015 decreased approximately $4 per ton compared with the first quarter of 2015 due to increased production volumes and lower unit costs for electricity and natural gas.

•

Despite lower volumes, gross margins in the steel products segment in the second quarter of 2015 improved over the second quarter of 2014 due to lower input costs and the small increase in average selling prices. Gross margins in the steel products segment increased from the first quarter of 2015 due to typical seasonality in nonresidential construction markets as weather conditions improved.

•

Within the raw materials segment, gross margins related to DJJ’s scrap processing operations increased significantly during the second quarter of 2015 compared to both the second quarter of 2014 and the first quarter of 2015 due to lower operating expenses that has resulted from a continued focus on expense reduction and operational efficiencies.

For the first half of 2015, Nucor recorded gross margins of $674.6 million (8%), compared to $793.1 million (8%) in the first half of 2014. The gross margin was impacted by a 10% decrease in average sales price per ton and a 7% decrease in shipments to external customers, partially offset by a 24% decrease in scrap prices in the steel mills segment in the first six months of 2015 as compared to the first six months of 2014. Gross margins were also impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 24% from $391 in the first half of 2014 to $297 in the first half of 2015; however, metal margins also decreased.

•	Gross margins benefited from a $112.0 million LIFO credit in the first half of 2015 as compared to a $14.5 million LIFO charge in the first half of 2014.

•	Energy costs for the first half of 2015 decreased $1 per ton from the first half of 2014 due to lower natural gas unit costs.

•	Gross margins in the steel products segment increased in the first half of 2015 over the first half of 2014 for the reasons described above.

•

Within the raw materials segment, gross margins related to DJJ’s scrap processing operations in the first half of 2015 decreased significantly from the first half of 2014 due primarily to decreased performance in the first quarter of 2015 caused by decreased sales volumes and margin compression caused by falling scrap selling prices.

Marketing, Administrative and Other Expenses A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased $2.6 million in the second quarter of 2015 compared to the second quarter of 2014, and decreased $12.4 million in the first half of 2015 compared to the first half of 2014, due to the decreased profitability of the Company. Profit sharing and other incentive compensation costs increased $23.5 million in the second quarter of 2015 compared to the first quarter of 2015 due to the annual restricted stock unit grant and the stock option grant that occurred in the second quarter of 2015, and increased profitability of the Company in the second quarter of 2015 compared to the first quarter of 2015.

Included in marketing, administrative and other expenses in the first half of 2014 is a $9.0 million charge related to the disposal of assets within the steel mills segment (none in the first half of 2015).

Equity in Earnings of Unconsolidated Affiliates Equity method investment earnings, including amortization expense and other purchase accounting adjustments, were $0.7 million and $3.2 million in the second quarter of 2015 and 2014, respectively, and $0.4 million and $7.7 million in the first half of 2015 and 2014, respectively. The decrease in the equity method investment earnings is primarily due to decreased earnings at NuMit and Hunter Ridge during both the second quarter and the first half of 2015 compared with the respective prior year periods.

In the fourth quarter of 2014, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. Steel market conditions in Europe have continued to be challenging through the second quarter of 2015, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and changes in business strategy which continues to evolve.

Interest Expense (Income) Net interest expense for the second quarter and first half of 2015 and 2014 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Interest expense	$43,150	$45,878	$88,218	$87,771
Interest income	(964)	(1,487)	(1,615)	(2,639)

Interest expense, net	$42,186	$44,391	$86,603	$85,132

In the second quarter of 2015, gross interest expense decreased 6% from the second quarter of 2014 due to a slight decrease in both average debt outstanding and the average interest rate on debt. In the first half of 2015, gross interest expense increased 1% from the first half of 2014 due to a slight increase in average debt outstanding.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the second quarter and first half of 2015 and 2014 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Steel mills	$198,500	$368,138	$415,628	$685,935
Steel products	70,636	42,612	103,094	44,332
Raw materials	(38,104)	(9,635)	(79,601)	(1,276)
Corporate/eliminations	(14,810)	(159,250)	(103,854)	(279,625)

	$216,222	$241,865	$335,267	$449,366

Earnings before income taxes and noncontrolling interests in the steel mills segment for the second quarter and first six months of 2015 decreased from the second quarter and first six months of 2014 due to lower sales volume, lower average sales prices and lower metal margins resulting from factors discussed above. The biggest challenge the steel mills segment faced in the second quarter and first half of 2015 was the exceptionally high levels of imports that have flooded the domestic market. These imports gained a larger share of the finished steel market in the first half of 2015 as compared to the first half of 2014. The profitability of the steel mills segment in the first half of 2015 was impacted by decreases in average selling prices outpacing decreases in raw material costs, particularly in the first quarter of 2015. Energy markets remain challenging following the collapse in oil prices that occurred in late 2014 and subsequent customer inventory rebalancing and high levels of imported oil country tubular goods. Automotive markets remain strong and we continue to see gradual improvement in demand in nonresidential construction markets.

In the steel products segment, earnings before income taxes and noncontrolling interests increased significantly from the second quarter and first half of 2014. The steel products segment continued to capitalize on the gradual improvement in nonresidential construction markets. The steel products segment’s profitability benefited from lower input costs while average selling prices experienced small increases. While conditions in nonresidential construction markets are gradually improving, we believe the growth rate will be lower than the growth rate experienced in 2014. Backlog tons for the steel products segment were higher at the end of the second quarter of 2015 than at the end of the second quarter of 2014 and first quarter of 2015. Earnings before income taxes and noncontrolling interests in the steel products segment increased significantly from the first quarter of 2015 due to typical seasonality that occurs in the second quarter as improved weather conditions benefit nonresidential construction markets.

The raw materials segment experienced significantly larger losses in the second quarter and first half of 2015 than the respective prior year periods due to overall decreased performance of all of our operations within the segment. Our DRI facility in Trinidad experienced lower profitability in the first half of 2015 compared to the prior year period due primarily to a planned 20-day outage that occurred in the second quarter of 2015. The performance of our natural gas drilling programs decreased significantly in the second quarter and first half of 2015 as compared to the respective prior year periods due to significant decreases in natural gas market prices and lower volumes. Lower volumes and average selling prices contributed to the decreased profitability of the brokerage operations of DJJ. The performance of DJJ’s scrap processing operations decreased in the first half of 2015 as compared to the first half of 2014 due to falling scrap selling prices.

Our Nucor Steel Louisiana DRI facility had an operating loss of approximately $64 million in the first half of 2015 compared with an operating loss of approximately $60 million in the first half of 2014. The Louisiana DRI facility was not operational for almost the entire first quarter of 2015 as repairs continued related to the process gas heater, which experienced a failure in November 2014. Due to this suspension of operations, the operating loss was approximately $44 million in the first quarter of 2015. Nucor Steel Louisiana resumed operations late in the first quarter of 2015 following the completion of repairs related to the process gas heater. The Louisiana DRI facility had an operating loss of approximately $20 million in the second quarter of 2015, which included a $10.0 million payment received related to warranty claims associated with the repair of the process gas heater and the negative impact of working through higher cost iron ore that was purchased in 2014. We believe that the facility will work through the higher cost iron ore that was purchased in 2014 by the end of the third quarter of 2015. Nucor Steel Louisiana had an operating loss of approximately $30 million in the second quarter of 2014. During the second quarter of 2014, the Louisiana DRI facility underwent a three week outage to implement adjustments to improve yield and conversion costs. Conversion costs and yield losses have improved in the second quarter of 2015 as compared to the second quarter of 2014.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS), of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the second quarter of 2015 as compared to the second quarter of 2014 was primarily attributable to lower raw material costs, favorable product mix, and a planned three week outage associated with a capital project that occurred in the second quarter of 2014. The increase in earnings attributable to noncontrolling interests in the first half of 2015 from the first half of 2014 is mainly the result of lower raw material costs and the planned three week outage mentioned above. Raw material costs at NYS in the second quarter of 2015 decreased when compared to both the first quarter of 2015 and the second quarter of 2014.

Provision for Income Taxes The effective tax rate was 26.3% in the second quarter of 2015 compared with 31.0% in the second quarter of 2014. The expected rate for the full year of 2015 will be approximately 29.2% compared with 32.3% for the full year of 2014. The decrease in the effective tax rate for the second quarter of 2015 as compared to the second quarter of 2014 is primarily due to a $9.3 million benefit related to state tax credits during the second quarter of 2015. The decrease in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

We estimate that in the next twelve months our gross uncertain tax positions which totaled $53.1 million at July 4, 2015, exclusive of interest, could decrease by as much as $10.0 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

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

Net Earnings Attributable to Nucor Stockholders and Return on Equity Nucor reported consolidated net earnings of $124.8 million, or $0.39 per diluted share, in the second quarter of 2015 compared with consolidated net earnings of $147.0 million, or $0.46 per diluted share, in the second quarter of 2014. Net earnings attributable to Nucor stockholders as a percentage of net sales were 3% in the second quarter of 2015 and 2014.

Nucor reported consolidated net earnings of $192.6 million, or $0.60 per diluted share, in the first half of 2015, compared to consolidated net earnings of $258.1 million, or $0.80 per diluted share, in the first half of 2014. Net earnings attributable to Nucor stockholders as a percentage of net sales was 2% in the first half of 2015 and 2014. Return on average stockholders’ equity was approximately 5% and 7% in the first half of 2015 and 2014, respectively.

Outlook Earnings in the third quarter of 2015 are expected to be improved compared to the second quarter of 2015 mainly due to improved performance of the steel mills segment. The steel mills segment will benefit from a lower average cost of inventories to begin the third quarter. We believe the strongest end markets continue to be automotive and construction. We expect improved performance in the downstream products segment in the third quarter of 2015 as compared to the second quarter of 2015 due to the continuing gradual improvement in nonresidential construction markets. The performance of the raw materials segment in the third quarter of 2015 is expected to be comparable to the second quarter of 2015.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2015 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel, iron ore and natural gas. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $1.20 billion in the first half of 2015, compared with cash provided by operating activities of $443.3 million in the first half of 2014. The primary reason for the change is increased cash generated from changes in operating assets and liabilities of $589.4 million in the first half of 2015 compared with cash used by changes in operating asset and liabilities of ($257.5) million in the first half of 2014. The funding provided by working capital increased over the prior year period due mainly to decreases in accounts receivable, inventories and federal income taxes, partially offset by an increase in cash used to fund accounts payable; salaries, wages and related accruals; and other operating activities. Accounts receivable decreased due to a 13% decrease in average sales price per ton in the second quarter of 2015 from the fourth quarter of 2014. Inventories decreased due to the rapid fall in scrap cost from year-end 2014 to the end of the second quarter of 2015. There was an increase in cash used to fund accounts payable during the first half of 2015 compared with the same period in the prior year due to the timing of payments. The increase in cash used by changes in salaries, wages and related accruals is primarily attributable to the payout of accrued profit sharing and other incentive compensation costs in the first quarter of 2015. This payout was based upon Nucor’s financial performance in 2014, which had improved significantly over the prior year period.

The current ratio was 3.6 at the end of the second quarter of 2015 and 3.1 at year-end 2014. Accounts receivable and inventories decreased 13% and 17%, respectively, since year-end, while quarterly net sales decreased 13% from the fourth quarter of 2014. Accounts receivable and inventories decreased due to the reasons cited above. In the second quarter of 2015, total accounts receivable turned approximately every six weeks and inventories turned approximately every eight weeks. These ratios compare with accounts receivable turnover every five weeks and inventory turnover every seven weeks in the second quarter of 2014. The turnover calculation was negatively impacted by year-end 2014 accounts receivable and inventory balances which were significantly higher than those balances at the end of the second quarter 2015 due to the rapid decrease in steel selling prices and raw material costs and by decreased utilization in the first half of 2015. The current ratio was positively impacted by a 54% increase in cash and cash equivalents from reduced working capital needs, a 17% decrease in accounts payable, a 23% decrease in salaries, wages and related accruals and a 79% decrease in short-term debt from year-end 2014 to the end of the second quarter of the current year. The decreases in accounts payable and salaries, wages and related accruals were due to the previously cited reasons, while the decrease in short-term debt is primarily due to the repayment of approximately $151 million of commercial paper outstanding at year-end 2014 which was used to partially fund the acquisition of Gallatin Steel Company in the fourth quarter of last year.

Cash used in investing activities during the first half of 2015 decreased $407.0 million from the prior year period. The largest factor contributing to the decrease in cash used in investing activities was the net decrease of $271.5 million in capital expenditures, which was due to the reduced spending with our natural gas working interest drilling programs, reduced spending at our Louisiana DRI facility and reduced spending at our steel mills following significant capital expansion projects that were completed in 2014. The change in cash used in investing activity was also positively benefited by an increase in proceeds from the sale of investments over the prior year period, lower current year net investments and advances to affiliates and the prior year including funding of several small acquisitions.

Cash used in financing activities increased by $190.3 million in the first half of 2015 compared with the prior year period. The majority of this change related to the net change in short-term debt. The primary driver of the change was the first quarter 2015 repayment of approximately $151 million of commercial paper that was outstanding at year-end 2014.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $1.69 billion as of July 4, 2015. Our $1.5 billion revolving credit facility is undrawn and does not expire until August 2018. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A rating from Standard and Poor’s and a Baa1 rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. This was evidenced when, during the fourth quarter of 2014, we issued approximately $300 million of commercial paper to partially fund the acquisition of Gallatin Steel Company. Due to our strong cash flow, we were able to retire the remaining outstanding commercial paper in the first quarter of 2015. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 4, 2015, our funded debt to total capital ratio was 36%, and we were in compliance with all other non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of July 4, 2015.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2015 are projected to be approximately $450 million compared to $568.9 million in 2014. The decrease in projected 2015 capital expenditures is due to a number of capital expansion projects within the steel mills segment being completed in 2014, such as the Berkeley County, South Carolina mill’s $100 million capital project to produce wider and thinner high-strength steel (wide-light steel) and the NYS $115 million capital project to expand its offering of wider sheet piling sections. We expect pre-tax profit averaging $100 per ton through the cycle for the Berkeley wide-light steel and $450 per ton for the NYS wider sheet piling sections. Also, projected 2015 capital expenditures is also decreased because of the suspension of drilling new natural gas wells in 2015 through natural gas working interest drilling programs due to the expectation that natural gas prices will continue to be weak in 2015.

In June 2015, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.3725 per share payable on August 11, 2015 to stockholders of record on June 30, 2015. This dividend is Nucor’s 169th consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2014. There were no interest rate swaps outstanding at July 4, 2015.

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

Natural gas produced by Nucor’s working interest drilling programs is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility. In addition to the natural gas needs at the Louisiana DRI facility, Nucor is also a substantial consumer of natural gas at our steel mill operations. Natural gas produced through the working interest drilling programs is expected to be sufficient in the future to cover Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants. However, the natural gas production from the working interest drilling programs currently does not completely cover the natural gas usage at our operating facilities due to the temporary suspension of drilling discussed below. For the six months ended July 4, 2015, the volume of natural gas sold from our natural gas working interest drilling programs was approximately 47% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Our natural gas working interest drilling programs are affected by changes in natural gas prices in an inverse manner to natural gas costs at our DRI and steel mill operations. As natural gas prices increase, our increased energy costs at our DRI and steel mill operations are somewhat mitigated by increased profit from sales of natural gas to third party customers from our natural gas drilling programs. Likewise, as natural gas prices decrease, we experience decreased energy costs at our DRI and steel mill operations, but we also experience decreased profit from our natural gas drilling programs.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At July 4, 2015, accumulated other comprehensive income (loss) included $9.4 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at July 4, 2015, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$4,700	$11,600
Aluminum	1,366	3,414
Copper	66	164

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe, and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at July 4, 2015, were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended July 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 19, 2012, MM Steel LP filed an action against Nucor and its co-defendants in the U.S. District Court for the Southern District of Texas and has asserted violations of federal antitrust law. On March 25, 2014, the jury returned a verdict of $52.0 million in damages against all defendants jointly and severally, which amount was subject to trebling under the federal antitrust laws. On June 1, 2014, the court awarded a judgment jointly and severally against the defendants totaling $160.8 million after trebling and including costs and attorneys’ fees. As a result of developments since the verdict, including settlements reached by various other parties, the Company believes that its practical estimable exposure has been reduced to approximately $40.0 million. Although the Company has filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, the ultimate resolution of the case is uncertain. Nucor has not recorded any reserves or contingencies related to this matter.

Nucor is from time to time a party to various other lawsuits, claims and legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows. Nucor maintains liability insurance for certain risks that is subject to certain self-insurance limits.

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 4, 2015, filed on August 12, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: August 12, 2015

NUCOR CORPORATION

List of Exhibits to Form 10-Q – July 4, 2015

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 4, 2015, filed on August 12, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.