Form 10-Q
period 2015-10-03
NUCOR CORP
filed 2015-11-12
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

319,614,898 shares of common stock were outstanding at October 3, 2015.

Nucor Corporation

Form 10-Q

October  3, 2015

INDEX

			Page
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 3, 2015 and October 4, 2014	3

		Condensed Consolidated Statements of Comprehensive Income – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 3, 2015 and October 4, 2014	4

		Condensed Consolidated Balance Sheets – October 3, 2015 and December 31, 2014	5

		Condensed Consolidated Statements of Cash Flows – Nine Months (39 Weeks) Ended October 3, 2015 and October 4, 2014	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4	Controls and Procedures	33

Part II	Other Information

	Item 1	Legal Proceedings	34

	Item 1A	Risk Factors	34

	Item 6	Exhibits	35

Signatures			35

List of Exhibits to Form 10-Q			36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
Net sales	$4,225,514	$5,701,869	$12,982,563	$16,101,388

Costs, expenses and other:
Cost of products sold	3,701,678	5,102,283	11,784,139	14,708,733
Marketing, administrative and other expenses	124,339	152,604	377,492	418,851
Equity in earnings of unconsolidated affiliates	(115)	(2,352)	(550)	(10,028)
Interest expense, net	45,341	45,349	131,944	130,481

	3,871,243	5,297,884	12,293,025	15,248,037

Earnings before income taxes and noncontrolling interests	354,271	403,985	689,538	853,351
Provision for income taxes	86,535	129,784	178,166	282,519

Net earnings	267,736	274,201	511,372	570,832
Earnings attributable to noncontrolling interests	40,610	28,754	91,691	67,313

Net earnings attributable to Nucor stockholders	$227,126	$245,447	$419,681	$503,519

Net earnings per share:
Basic	$0.71	$0.76	$1.30	$1.57
Diluted	$0.71	$0.76	$1.30	$1.57
Average shares outstanding:
Basic	320,819	320,023	320,544	319,737
Diluted	320,900	320,337	320,695	320,025
Dividends declared per share	$0.3725	$0.37	$1.1175	$1.11

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
Net earnings	$267,736	$274,201	$511,372	$570,832

Other comprehensive income (loss):
Net unrealized (loss) income on hedging derivatives, net of income taxes of ($2,300) and $100 for the third quarter of 2015 and 2014, respectively, and ($3,900) and ($900) for the first nine months of 2015 and 2014, respectively	(3,985)	103	(6,717)	(1,530)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $1,000 and $100 for the third quarter of 2015 and 2014, respectively, and $1,800 and $200 for the first nine months of 2015 and 2014, respectively	1,685	197	3,017	430
Foreign currency translation (loss), net of income taxes of $0 for the third quarter of 2015 and 2014, and $0 and ($400) for the first nine months of 2015 and 2014, respectively	(62,903)	(81,689)	(155,203)	(93,321)
Other, net of income taxes of $0 for the third quarter of 2015 and 2014, and $1,500 and $0 for the first nine months of 2015 and 2014, respectively	—	—	2,700	—

	(65,203)	(81,389)	(156,203)	(94,421)

Comprehensive income	202,533	192,812	355,169	476,411
Comprehensive income attributable to noncontrolling interests	(40,610)	(28,754)	(91,691)	(67,313)

Comprehensive income attributable to Nucor stockholders	$161,923	$164,058	$263,478	$409,098

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 3, 2015	Dec. 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,895,425	$1,024,144
Short-term investments	100,000	100,000
Accounts receivable, net	1,716,356	2,068,298
Inventories, net	2,361,071	2,745,032
Other current assets	392,879	504,414

Total current assets	6,465,731	6,441,888

Property, plant and equipment, net	5,040,902	5,287,639

Goodwill	2,023,788	2,068,664

Other intangible assets, net	793,046	862,093

Other assets	946,001	955,643

Total assets	$15,269,468	$15,615,927

LIABILITIES

Current liabilities:
Short-term debt	$54,601	$207,476
Long-term debt due within one year	—	16,335
Accounts payable	907,332	993,872
Salaries, wages and related accruals	329,499	352,488
Accrued expenses and other current liabilities	555,979	527,605

Total current liabilities	1,847,411	2,097,776

Long-term debt due after one year	4,360,600	4,360,600

Deferred credits and other liabilities	1,014,116	1,082,433

Total liabilities	7,222,127	7,540,809

EQUITY

Nucor stockholders’ equity:
Common stock	151,425	151,237
Additional paid-in capital	1,913,240	1,883,356
Retained earnings	7,438,155	7,378,214
Accumulated other comprehensive loss, net of income taxes	(301,911)	(145,708)
Treasury stock	(1,491,822)	(1,494,629)

Total Nucor stockholders’ equity	7,709,087	7,772,470

Noncontrolling interests	338,254	302,648

Total equity	8,047,341	8,075,118

Total liabilities and equity	$15,269,468	$15,615,927

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	October 3, 2015	October 4, 2014
Operating activities:
Net earnings	$511,372	$570,832
Adjustments:
Depreciation	469,239	486,684
Amortization	55,673	54,127
Stock-based compensation	39,542	40,325
Deferred income taxes	(52,661)	(43,712)
Distributions from affiliates	14,149	11,504
Equity in earnings of unconsolidated affiliates	(550)	(10,028)
Loss on assets	7,700	21,546
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	328,671	(418,353)
Inventories	370,445	(80,975)
Accounts payable	(83,396)	84,161
Federal income taxes	113,458	94,999
Salaries, wages and related accruals	(15,993)	65,027
Other operating activities	(350)	49,426

Cash provided by operating activities	1,757,299	925,563

Investing activities:
Capital expenditures	(283,087)	(557,249)
Investment in and advances to affiliates	(41,271)	(94,128)
Repayment of advances to affiliates	—	26,500
Disposition of plant and equipment	24,996	18,748
Acquisitions (net of cash acquired)	(253)	(38,466)
Purchases of investments	(111,927)	(100,000)
Proceeds from the sale of investments	111,452	27,529
Other investing activities	2,947	—

Cash used in investing activities	(297,143)	(717,066)

Financing activities:
Net change in short-term debt	(152,529)	11,900
Repayment of long-term debt	(16,300)	(3,300)
Issuance of common stock	423	4,465
Excess tax benefits from stock-based compensation	1,700	3,200
Distributions to noncontrolling interests	(56,085)	(51,401)
Cash dividends	(359,461)	(356,230)
Other financing activities	(1,630)	(1,651)

Cash used in financing activities	(583,882)	(393,017)

Effect of exchange rate changes on cash	(4,993)	(2,787)

Increase (decrease) in cash and cash equivalents	871,281	(187,307)
Cash and cash equivalents - beginning of year	1,024,144	1,483,252

Cash and cash equivalents - end of nine months	$1,895,425	$1,295,945

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(14,577)	$(98,050)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Recently Issued Accounting Pronouncements – In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, new accounting guidance was issued that deferred the effective date of this new accounting guidance by one year. As a result, the amendments are effective for the Company for all annual and interim reporting periods beginning after December 15, 2017. The Company is evaluating adoption methods and the impact it will have on the consolidated financial statements.

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

In September 2015, new accounting guidance was issued that requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard is effective for annual and interim periods beginning after December 15, 2015, and is not expected to have a material effect on the Company’s consolidated financial statements.

2.	ACCOUNTS RECEIVABLE: An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of an allowance for doubtful accounts of $37.6 million at October 3, 2015 ($65.4 million at December 31, 2014).

3.	INVENTORIES: Inventories consisted of approximately 42% raw materials and supplies and 58% finished and semi-finished products at October 3, 2015 (40% and 60%, respectively, at December 31, 2014). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 47% of total inventories as of October 3, 2015 (43% as of December 31, 2014). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $318.4 million higher at October 3, 2015 ($567.4 million higher at December 31, 2014). Use of the lower of cost or market methodology reduced inventories by $12.5 million at October 3, 2015 ($2.7 million at December 31, 2014).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $7.60 billion at October 3, 2015 ($7.17 billion at December 31, 2014).

Included within property, plant and equipment, net at October 3, 2015, is $20.9 million of assets, net of accumulated depreciation, under a capital lease agreement ($22.8 million at December 31, 2014). The gross amount of property, plant and equipment acquired under the capital lease was $25.4 million, which was not included in capital expenditures on the condensed consolidated statement of cash flows in 2014. Total obligations associated with this capital lease agreement were $21.6 million at October 3, 2015 ($23.2 million at December 31, 2014), of which $2.3 million was classified in accrued expenses and other current liabilities ($2.2 million at December 31, 2014) and $19.3 million was classified in deferred credits and other liabilities ($21.0 million at December 31, 2014).

In 2013, one of three iron ore storage domes collapsed at Nucor Steel Louisiana in St. James Parish. As a result, Nucor recorded a partial write-down of assets at the facility, including $21.0 million of property, plant and equipment and $7.0 million of inventory, offset by a $14.0 million insurance receivable that was based on management’s best estimate of probable insurance recoveries. As of October 3, 2015, Nucor has received initial payments of $10.3 million related to the insurance receivable. Nucor finalized its assessment process related to the two remaining storage domes during the third quarter of 2015 and determined that those domes would no longer be utilized. The Company recorded an associated write-down of property, plant and equipment of $19.4 million, offset by an $11.7 million insurance receivable that was based on management’s best estimate of probable insurance recoveries. As of October 3, 2015, the insurance receivable related to the three iron ore storage domes totaled $15.4 million. The net charge associated with the write-down of the two remaining domes of $7.7 million is included in marketing, administrative and other expenses in the condensed consolidated statement of earnings in the third quarter and first nine months of 2015.

Included in property plant and equipment within the steel mills segment at October 3, 2015, and December 31, 2014, is approximately $84.1 million related to the anticipated further development activities at the St. James Parish site, the majority of which are engineering designs. Changes to the anticipated development activities at this site could result in full or partial impairment of these capitalized assets.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended October 3, 2015, by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2014	$594,402	$744,685	$729,577	$2,068,664
Translation	—	(41,108)	—	(41,108)
Other	(3,768)	—	—	(3,768)

Balance at October 3, 2015	$590,634	$703,577	$729,577	$2,023,788

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

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	October 3, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,188,474	$501,902	$1,199,942	$454,353
Trademarks and trade names	156,470	55,442	158,584	48,356
Other	23,031	17,585	22,823	16,547

	$1,367,975	$574,929	$1,381,349	$519,256

Intangible asset amortization expense for the third quarter of 2015 and 2014 was $18.8 million and $17.9 million, respectively, and was $55.7 million and $54.1 million in the first nine months of 2015 and 2014, respectively. Annual amortization expense is estimated to be $74.2 million in 2015; $70.9 million in 2016; $68.7 million in 2017; $65.9 million in 2018; and $63.4 million in 2019.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $868.0 million at October 3, 2015, ($872.5 million at December 31, 2014) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at October 3, 2015, was $386.3 million ($412.9 million at December 31, 2014). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $51.7 million at October 3, 2015, resulting in a basis difference of $334.6 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($270.6 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.2 million and $2.6 million in the third quarter of 2015 and 2014, respectively, and was $6.6 million and $8.0 million in the first nine months of 2015 and 2014, respectively.

As of October 3, 2015, Nucor had outstanding notes receivable of €35.0 million ($39.2 million) from Duferdofin Nucor (€35.0 million, or $42.5 million, as of December 31, 2014). The notes receivable bear interest at 1.14% and reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2019. As of October 3, 2015, and December 31, 2014, the note receivable was classified in other assets in the condensed consolidated balance sheets.

Nucor has issued guarantees, the fair values of which are immaterial, for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement as well as the Standby Medium Long Term Loan Credit Facility, which mature on April 26, 2016, and April 22, 2016, respectively. The maximum amount Duferdofin Nucor can borrow under Facility A is €122.5 million ($137.2 million at October 3, 2015). As of October 3, 2015, there was €115.0 million ($128.8 million) outstanding under that facility (€107.0 million, or $129.9 million, at December 31, 2014). Subsequent to October 3, 2015, Facility A was amended to extend the maturity date to October 12, 2018. The guarantee under the Standby Medium Long Term Loan Credit Facility was issued in the second quarter of 2014, and, as of October 3, 2015, Duferdofin Nucor had the maximum borrowing amount of €60.0 million ($67.2 million) outstanding under the facility (€60.0 million, or $72.8 million, at December 31, 2014). Subsequent to October 3, 2015, Nucor and its joint-venture partner provided capital contributions to Duferdofin Nucor that were used to pay the outstanding balance of the Standby Medium Long Term Loan Credit Facility, which was also terminated. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A or the Standby Medium Long Term Loan Credit Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantees. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under both financing agreements. Nucor has not recorded any liability associated with these guarantees.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at October 3, 2015, was $307.4 million ($301.5 million as of December 31, 2014).

HUNTER RIDGE

Nucor has a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling programs. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge was $136.6 million at October 3, 2015 ($138.6 million at December 31, 2014).

Recent declines in natural gas pricing have led to reduced natural gas drilling activity. Sustained or further reductions in natural gas production activity could lead to reduced utilization of the Hunter Ridge assets. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Hunter Ridge as a result of future market conditions and any changes in business strategy.

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2014, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. Steel market conditions in Europe have continued to be challenging through the third quarter of 2015, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in business strategy.

It is possible that the future performance of Duferdofin Nucor could affect the recorded value of the note receivable the Company has with Duferdofin Nucor and any potential liability associated with the Company’s guarantees of the indebtedness of Duferdofin Nucor as discussed above.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $61.2 million at October 3, 2015 ($107.9 million at December 31, 2014). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $120.0 million at October 3, 2015 ($119.7 million at December 31, 2014).

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At October 3, 2015, natural gas swaps covering approximately 16.1 million MMBTUs (extending through June 2017) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	Oct. 3, 2015	Dec. 31, 2014
Asset derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$102	$1,856
Foreign exchange contracts	Other current assets	175	372

Total asset derivatives not designated as hedging instruments		$277	$2,228

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(13,800)	$(6,400)
Commodity contracts	Deferred credits and other liabilities	(4,700)	(6,300)

Total liability derivatives designated as hedging instruments		$(18,500)	$(12,700)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 Weeks) Ended		Three Months (13 Weeks) Ended		Three Months (13 Weeks) Ended
		Oct. 3, 2015	Oct. 4, 2014	Oct. 3, 2015	Oct. 4, 2014	Oct. 3, 2015	Oct. 4, 2014
Commodity contracts	Cost of products sold	$(3,985)	$103	$(1,685)	$(197)	$—	$—

. Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Nine Months (39 Weeks) Ended		Nine Months (39 Weeks) Ended		Nine Months (39 Weeks) Ended
		Oct. 3, 2015	Oct. 4, 2014	Oct. 3, 2015	Oct. 4, 2014	Oct. 3, 2015	Oct. 4, 2014
Commodity contracts	Cost of products sold	$(6,717)	$(1,530)	$(3,017)	$(430)	$—	$—

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Oct. 3, 2015	Oct. 4, 2014	Oct. 3, 2015	Oct. 4, 2014
Commodity contracts	Cost of products sold	$658	$844	$2,314	$1,282
Foreign exchange contracts	Cost of products sold	602	314	1,364	266

Total		$1,260	$1,158	$3,678	$1,548

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of October 3, 2015, and December 31, 2014 (in thousands). Nucor does not currently have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of October 3, 2015
Assets:
Cash equivalents	$1,616,755	$1,616,755	$—
Short-term investments	100,000	100,000	—
Foreign exchange and commodity contracts	277	—	277

Total assets	$1,717,032	$1,716,755	$277	$—

Liabilities:
Commodity contracts	$(18,500)	$—	$(18,500)	$—

As of December 31, 2014
Assets:
Cash equivalents	$861,656	$861,656	$—
Short-term investments	100,000	100,000	—
Foreign exchange and commodity contracts	2,228	—	2,228

Total assets	$963,884	$961,656	$2,228	$—

Liabilities:
Commodity contracts	$(12,700)	$—	$(12,700)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.67 billion at October 3, 2015 ($4.97 billion at December 31, 2014). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at October 3, 2015, and December 31, 2014, or similar debt with the same maturities, ratings and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $21.4 million of accrued environmental costs at October 3, 2015 ($27.2 million at December 31, 2014), $10.0 million was classified in accrued expenses and other current liabilities ($11.3 million at December 31, 2014) and $11.4 million was classified in deferred credits and other liabilities ($15.9 million at December 31, 2014). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005, through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief on behalf of themselves and a putative class of all purchasers of steel products from the defendants in the U.S. between April 1, 2005, and December 31, 2007. Five of the eight defendants have reached court approved settlements with the plaintiffs. On September 9, 2015, the District Court entered an order ruling on issues of class certification. The Court granted in part, and denied in part, the plaintiffs’ motion, certifying a class solely on the issue of whether defendants engaged in a conspiracy in violation of the antitrust laws, and declining to certify a class on the issues of antitrust impact and damages. We continue to believe the plaintiffs’ claims are without merit and will continue to vigorously defend against them, but we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure and, consequently, have not recorded any reserves or contingencies related to this lawsuit.

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

A summary of activity under Nucor’s stock option plans for the first nine months of 2015 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	2,422	$42.39
Granted	700	$47.59
Exercised	(10)	$42.34		$66
Canceled	(20)	$50.63

Outstanding at October 3, 2015	3,092	$43.51	7.5 years	$1,543

Options exercisable at October 3, 2015	1,531	$39.35	6.1 years	$1,543

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.1 million in the third quarter of both 2015 and 2014, and $7.3 million and $7.7 million in the first nine months of 2015 and 2014, respectively. As of October 3, 2015, unrecognized compensation expense related to options was $1.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first nine months of 2015 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,012	$45.98
Granted	790	$47.59
Vested	(750)	$44.97
Canceled	(13)	$46.32

Unvested at October 3, 2015	1,039	$47.93

Shares reserved for future grants (stock options and RSUs)	10,355

Compensation expense for RSUs was $5.4 million and $5.3 million in the third quarter of 2015 and 2014, respectively, and $29.8 million and $27.8 million in the first nine months of 2015 and 2014, respectively. As of October 3, 2015, unrecognized compensation expense related to unvested RSUs was $36.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first nine months of 2015 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	65	$48.20
Granted	136	$47.07
Vested	(134)	$47.11
Canceled	—	—

Unvested at October 3, 2015	67	$48.08

Shares reserved for future grants	975

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.8 million in the third quarter of 2014 (none in the third quarter of 2015), and $2.3 million and $4.9 million in the first nine months of 2015 and 2014, respectively. As of October 3, 2015, unrecognized compensation expense related to unvested restricted stock awards was $1.0 million, which is expected to be recognized over a weighted-average period of 1.7 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $31.4 million and $37.3 million in the third quarter of 2015 and 2014, respectively, and was $63.7 million and $77.5 million in the first nine months of 2015 and 2014, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2015	Oct. 4, 2014	Oct. 3, 2015	Oct. 4, 2014
Interest expense	$46,406	$46,624	$134,624	$134,395
Interest income	(1,065)	(1,275)	(2,680)	(3,914)

Interest expense, net	$45,341	$45,349	$131,944	$130,481

14.	INCOME TAXES: The effective tax rate for the third quarter of 2015 was 24.4% compared to 32.1% for the third quarter of 2014. The decrease in the effective tax rate for the third quarter of 2015 as compared to the third quarter of 2014 is primarily due to a $10.2 million favorable non-cash out-of-period adjustment to deferred tax balances during the third quarter of 2015, which is not material to the current or any prior periods. The decrease in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods and the adjustment of tax expense to previously filed returns.

Nucor has substantially concluded U.S. federal income tax matters for years through 2012. The 2013 and 2014 tax years remain open to examination by the Internal Revenue Service (“IRS”). The Canada Revenue Agency is examining the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2009 through 2014 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Current deferred tax assets included in other current assets were $256.6 million at October 3, 2015 ($253.4 million at December 31, 2014). Current deferred tax liabilities included in accrued expenses and other current liabilities were $8.3 million at October 3, 2015 ($13.1 million at December 31, 2014). Non-current deferred tax liabilities included in deferred credits and other liabilities were $729.8 million at October 3, 2015 ($779.3 million at December 31, 2014).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2014	$7,772,470	$302,648	$8,075,118
Total comprehensive income	263,478	91,691	355,169
Stock options	7,707	—	7,707
Issuance of stock under award plans, net of forfeitures	24,572	—	24,572
Amortization of unearned compensation	600	—	600
Dividends declared	(359,740)	—	(359,740)
Distributions to noncontrolling interests	—	(56,085)	(56,085)

Stockholders’ equity at October 3, 2015	$7,709,087	$338,254	$8,047,341

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2013	$7,645,769	$264,509	$7,910,278
Total comprehensive income	409,098	67,313	476,411
Stock options	12,132	—	12,132
Issuance of stock under award plans, net of forfeitures	24,242	—	24,242
Amortization of unearned compensation	500	—	500
Dividends declared	(356,459)	—	(356,459)
Distributions to noncontrolling interests	—	(51,401)	(51,401)

Stockholders’ equity at October 4, 2014	$7,735,282	$280,421	$8,015,703

16.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME: The following tables reflect the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Three Month (13 Week) Period Ended October 3, 2015
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
July 4, 2015	$(9,400)	$(238,568)	$11,260	$(236,708)
Other comprehensive income (loss) before reclassifications	(3,985)	(62,903)	—	(66,888)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	1,685	—	—	1,685

Net current-period other comprehensive income (loss)	(2,300)	(62,903)	—	(65,203)

October 3, 2015	$(11,700)	$(301,471)	$11,260	$(301,911)

	Nine Month (39 Week) Period Ended October 3, 2015
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2014	$(8,000)	$(148,968)	$11,260	$(145,708)
Other comprehensive income (loss) before reclassifications	(6,717)	(155,203)	—	(161,920)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	3,017	2,700	—	5,717

Net current-period other comprehensive income (loss)	(3,700)	(152,503)	—	(156,203)

October 3, 2015	$(11,700)	$(301,471)	$11,260	$(301,911)

(1)

Includes $1,685 and $3,017 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2015, respectively. The tax impacts of those reclassifications were $1,000 and $1,800, respectively. Also includes $2,700 of accumulated other comprehensive income reclassifications into marketing, administrative, and other expenses for net losses on translation in the first nine months of 2015 (none in the third quarter of 2015). The tax impact of the reclassification was $1,500 in the first nine months of 2015.

	Three Month (13 Week) Period Ended October 4, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
July 5, 2014	$(1,400)	$(19,070)	$16,518	$(3,952)
Other comprehensive income (loss) before reclassifications	103	(81,689)	—	(81,586)
Amounts reclassified from accumulated other comprehensive income into earnings (2)	197	—	—	197

Net current-period other comprehensive income (loss)	300	(81,689)	—	(81,389)

October 4, 2014	$(1,100)	$(100,759)	$16,518	$(85,341)

	Nine Month (39 Week) Period Ended October 4, 2014
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
December 31, 2013	$—	$(7,438)	$16,518	$9,080
Other comprehensive (loss) income before reclassifications	(1,530)	(93,321)	—	(94,851)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	430	—	—	430

Net current-period other comprehensive (loss) income	(1,100)	(93,321)	—	(94,421)

October 4, 2014	$(1,100)	$(100,759)	$16,518	$(85,341)

(2)

Includes $197 and $430 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2014, respectively. The tax impacts of those reclassifications were $100 and $200, respectively.

17.

SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; our natural gas working interests; and Nucor’s equity method investment in Hunter Ridge. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment. During the first six months of 2015, the Company performed certain internal reorganization activities. In connection with this process, the financial information utilized by the Chief Operating Decision Maker when assessing segment performance and making resource allocations was adjusted in a way that affected how certain assets are grouped. This resulted in certain assets being reclassified between the steel mills segment, steel products segment, raw materials segment and corporate/eliminations in order to align with the approach management uses to assess the performance of those segments. The segment data for the comparable periods has also been reclassified in order to conform to the current period presentation. These reclassifications did not have any impact on the consolidated asset balances nor did they impact any segment income statement amounts.

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

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
Net sales to external customers:
Steel mills	$2,816,441	$3,898,031	$8,838,424	$11,179,935
Steel products	1,081,047	1,142,043	3,018,077	3,052,135
Raw materials	328,026	661,795	1,126,062	1,869,318

	$4,225,514	$5,701,869	$12,982,563	$16,101,388

Intercompany sales:
Steel mills	$551,300	$797,396	$1,703,554	$2,248,462
Steel products	26,271	34,215	66,788	82,257
Raw materials	1,689,458	2,492,453	5,210,317	7,463,951
Corporate/eliminations	(2,267,029)	(3,324,064)	(6,980,659)	(9,794,670)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$260,776	$502,703	$676,404	$1,188,638
Steel products	96,167	63,890	199,261	108,222
Raw materials	(43,177)	(19,321)	(122,778)	(20,597)
Corporate/eliminations	40,505	(143,287)	(63,349)	(422,912)

	$354,271	$403,985	$689,538	$853,351

	October 3, 2015	Dec. 31, 2014
Segment assets:
Steel mills	$7,851,349	$8,528,623
Steel products	2,638,770	2,731,320
Raw materials	3,492,948	3,858,254
Corporate/eliminations	1,286,401	497,730

	$15,269,468	$15,615,927

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
Basic net earnings per share:
Basic net earnings	$227,126	$245,447	$419,681	$503,519
Earnings allocated to participating securities	(737)	(781)	(1,498)	(1,659)

Net earnings available to common stockholders	$226,389	$244,666	$418,183	$501,860

Average shares outstanding	320,819	320,023	320,544	319,737

Basic net earnings per share	$0.71	$0.76	$1.30	$1.57

Diluted net earnings per share:
Diluted net earnings	$227,126	$245,447	$419,681	$503,519
Earnings allocated to participating securities	(737)	(781)	(1,499)	(1,659)

Net earnings available to common stockholders	$226,389	$244,666	$418,182	$501,860

Diluted average shares outstanding:
Basic shares outstanding	320,819	320,023	320,544	319,737
Dilutive effect of stock options and other	81	314	151	288

	320,900	320,337	320,695	320,025

Diluted net earnings per share	$0.71	$0.76	$1.30	$1.57

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
Anti-dilutive stock options:
Weighted average shares	1,641	—	846	—

Weighted average exercise price	$47.45	$—	$48.58	$—

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

Nucor Steel Louisiana resumed operations late in the first quarter of 2015 following completion of repairs related to the failure of the process gas heater that occurred on November 2, 2014. The ramp-up in production at the Louisiana DRI facility has gone extremely well, with the facility producing DRI at world class quality levels. Nucor Steel Louisiana has produced over 1,000,000 tons of DRI since it resumed operations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 69%, 64% and 59%, respectively, in the first nine months of 2015 compared with 78%, 65% and 66%, respectively, in the first nine months of 2014. The decrease in the average utilization rate for the steel mills segment in the first nine months of 2015 as compared to the first nine months of 2014 is due to the high levels of imports that are flooding the domestic market. These high import levels are having a major impact on the domestic industry and are depressing the capacity utilization rates of U.S. steel producers.

Results of Operations

Net Sales Net sales to external customers by segment for the third quarter and first nine months of 2015 and 2014 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 3, 2015	October 4, 2014	% Change	October 3, 2015	October 4, 2014	% Change
Steel mills	$2,816,441	$3,898,031	-28%	$8,838,424	$11,179,935	-21%
Steel products	1,081,047	1,142,043	-5%	3,018,077	3,052,135	-1%
Raw materials	328,026	661,795	-50%	1,126,062	1,869,318	-40%

Net sales	$4,225,514	$5,701,869	-26%	$12,982,563	$16,101,388	-19%

Net sales for the third quarter of 2015 decreased 26% from the third quarter of 2014. Average sales price per ton decreased 15% from $840 in the third quarter of 2014 to $718 in the third quarter of 2015. Total tons shipped to outside customers in the third quarter of 2015 were 5,883,000, a 13% decrease from the third quarter of 2014.

Net sales for the first nine months of 2015 decreased 19% from the first nine months of 2014. Average sales price per ton decreased 11% from $832 in the first nine months of 2014 to $739 in the first nine months of 2015, while total tons shipped to outside customers decreased 9% from the first nine months of 2014.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 3, 2015	October 4, 2014	% Change	October 3, 2015	October 4, 2014	% Change
Steel production	4,942	5,412	-9%	14,896	15,930	-6%

Outside steel shipments	4,440	4,851	-8%	13,183	14,097	-6%
Inside steel shipments	726	890	-18%	2,218	2,553	-13%

Total steel shipments	5,166	5,741	-10%	15,401	16,650	-8%

Net sales for the steel mills segment decreased 28% from the third quarter of 2014 due to a 21% decrease in the average sales price per ton from $805 to $635, and an 8% decrease in tons shipped to outside customers. Our sheet, bar, structural and plate products experienced lower average selling prices in the third quarter of 2015 as compared to the third quarter of 2014, with the most significant decreases at our sheet and plate mills. The 21% decrease in sales for the first nine months of 2015 compared to the first nine months of 2014 in the steel mills segment was attributable to the 6% decrease in tons sold to outside customers and the 16% decrease in average sales price per ton from $792 in the first nine months of 2014 to $669 in the first nine months of 2015.

The lower sales performance at our steel mills segment is primarily due to the exceptionally high level of steel imports that have flooded the domestic market in the third quarter and first nine months of 2015. Imports accounted for an estimated 30% of the finished steel market in the first nine months of 2015, compared with an estimated 27% in the first nine months of 2014. These levels of imports are depressing the capacity utilization rates of U.S. steel producers. The biggest factors driving these exceptionally high levels of imports are the trade-distorting practices of some foreign governments. We are pleased with recently passed legislation that strengthens our trade laws and provides the steel industry with more effective tools to fight back against unfair trade. While these trade law changes alone will not address the serious challenges facing the U.S. steel industry due to systemic steel overcapacity overseas, they do strengthen our position in pursuing trade cases.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Nine Months (39 weeks) Ended
	October 3, 2015	October 4, 2014	% Change	October 3, 2015	October 4, 2014	% Change
Joist sales	124	128	-3%	310	317	-2%
Deck sales	117	113	4%	291	301	-3%
Cold finish sales	107	129	-17%	354	400	-12%
Fabricated concrete reinforcing steel sales	339	342	-1%	925	902	3%

The 5% decrease in the steel products segment’s sales for the third quarter of 2015 from the third quarter of 2014 was due to a 3% decrease in volume and a 3% decrease in average sales price per ton from $1,386 to $1,351. The 1% decrease in the steel products segment’s sales for the first nine months of this year from last year’s first nine months was due to a 2% decrease in volume, partially offset by a 1% increase in average sales price per ton, from $1,369 to $1,376. Conditions in nonresidential construction markets are continuing to gradually improve, but we believe that the growth rate of nonresidential construction in 2015 will be lower than the growth rate experienced in 2014. Volumes in our cold finish businesses decreased due to reduced demand in agricultural and heavy equipment markets.

The sales for the raw materials segment decreased 50% from the third quarter of 2014 and 40% from the first nine months of 2014 primarily due to lower volumes and average selling prices in DJJ’s brokerage and scrap processing operations. The significant decline in sales in 2015 compared to 2014 in DJJ’s brokerage and scrap processing operations was due to worsening market conditions, in which falling prices, oversupply and decreased demand due to lower steel mill operating rates presented significant challenges. In the third quarter of 2015, approximately 87% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 9% of outside sales were from the scrap processing facilities (81% and 13%, respectively, in the third quarter of 2014). In the first nine months of 2015, approximately 88% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 9% of outside sales were from the scrap processing facilities (79% and 13%, respectively, in the first nine months of 2014).

Gross Margins For the third quarter of 2015, Nucor recorded gross margins of $523.8 million (12%), compared with $599.6 million (11%) in the third quarter of 2014. The gross margin was impacted by a 15% decrease in average sales price per ton and a 13% decrease in tons shipped to outside customers, which was partially offset by a 31% decrease in scrap costs in the steel mills segment. The gross margins of $523.8 million (12%) increased from gross margins in the second quarter of 2015 of $386.3 million (9%)

due in part to the steel mills benefiting from a lower average cost of inventory in the third quarter as compared to the second quarter and improved performance in the steel products segment. The following factors impacted gross margins:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 31% from $379 in the third quarter of 2014 to $262 in the third quarter of 2015. Metal margin per ton and total metal margins decreased from the third quarter of 2014 due to the decrease in average selling prices and volumes. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron based raw materials used to make steel. Scrap prices declined during the third quarter of 2015. As we begin the fourth quarter, we expect to see continued downward pressure on scrap prices.

•

Nucor’s gross margins can be significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s current estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year-over-year, primarily within raw material inventory in the steel mills segment. Gross margin was impacted by a LIFO credit of $137.0 million in the third quarter of 2015, compared with a credit of $14.5 million in the third quarter of 2014 and a credit of $95.5 million in the second quarter of 2015. The increase in the LIFO credit in the third quarter of 2015 as compared to the second quarter of 2015 is due primarily to a decrease in the estimated costs of raw material inventory of the steel mills segment on hand at the end of 2015. The decrease in the estimated costs of raw material inventory is based upon decreases in scrap costs in the third quarter and first nine months of 2015 and our expectations of lower costs at the end of the year as compared to the prior year.

•

Total steel mill energy costs in the third quarter of 2015 decreased approximately $2 per ton compared with the third quarter of 2014 due primarily to lower natural gas unit costs and slightly lower electricity unit costs. Total steel mill energy costs in the third quarter of 2015 increased approximately $2 per ton compared with the second quarter of 2015 due to decreased steel production volumes and the resulting reduced efficiencies.

•	Despite lower volumes, gross margins in the steel products segment in the third quarter of 2015 improved over the third quarter of 2014 due primarily to lower input costs.

•

Within the raw materials segment, gross margins have decreased due to significantly reduced gross margins in DJJ’s scrap processing businesses caused by decreased sales volumes and margin compression caused by falling scrap selling prices. Gross margins of our natural gas drilling programs decreased significantly in the third quarter of 2015 as compared to the third quarter of 2014 due to a significant decrease in natural gas prices.

For the first nine months of 2015, Nucor recorded gross margins of $1.20 billion (9%), compared to $1.39 billion (9%) in the first nine months of 2014. The gross margin was impacted by an 11% decrease in average sales price per ton and a 9% decrease in shipments to external customers, partially offset by a 26% decrease in scrap prices in the steel mills segment in the first nine months of 2015 as compared to the first nine months of 2014. Gross margins were impacted by the following factors:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 26% from $387 in the first nine months of 2014 to $285 in the first nine months of 2015. Metal margin per ton and total metal margins decreased from the first nine months of 2014 due to the decrease in average selling prices and volumes.

•	Gross margins benefited from a $249.0 million LIFO credit in the first nine months of 2015 as compared to no LIFO credit or charge in the first nine months of 2014.

•	Energy costs for the first nine months of 2015 decreased $3 per ton from the first nine months of 2014 due to lower natural gas unit costs.

•	Gross margins in the steel products segment increased in the first nine months of 2015 over the first nine months of 2014 for the reasons described above.

•

Within the raw materials segment, gross margins related to DJJ’s scrap processing operations and gross margins related to our natural gas drilling programs decreased significantly in the first nine months of 2015 compared to the first nine months of 2014 due to the reasons described above.

Marketing, Administrative and Other Expenses A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased $10.0 million in the third quarter of 2015 compared to the third quarter of 2014, and decreased $22.4 million in the first nine months of 2015 compared to the first nine months of 2014, due to the decreased profitability of the Company. Profit sharing and other incentive compensation costs decreased $3.9 million in the third quarter of 2015 compared to the second quarter of 2015 due to the annual restricted stock unit grant and the stock option grant that occurred in the second quarter of 2015, which was partially offset by increased profitability of the Company in the third quarter of 2015 compared to the second quarter of 2015.

Included in marketing, administrative and other expenses in the third quarter and first nine months of 2014 are charges of $12.5 million and $21.5 million, respectively, related to the partial write-down of assets within the steel mills segment (none in the third quarter or first nine months of 2015).

In the third quarter of 2015, Nucor completed its assessment of the two remaining iron ore storage domes at Nucor Steel Louisiana. The assessment began after the collapse of one of the original three storage domes that occurred in the third quarter of 2013. As a result of the assessment, Nucor wrote-off the carrying value of the two remaining storage domes and the assets associated with them of $19.4 million, partially offset by a $11.7 million insurance receivable that was based on management’s best estimate of probable insurance recoveries. The net $7.7 million charge is included in marketing, administrative and other expenses in the condensed consolidated statement of earnings in the third quarter and first nine months of 2015.

Equity in Earnings of Unconsolidated Affiliates Equity method investment earnings, including amortization expense and other purchase accounting adjustments, were $0.1 million and $2.4 million in the third quarter of 2015 and 2014, respectively, and $0.6 million and $10.0 million in the first nine months of 2015 and 2014, respectively. The decrease in the equity method investment earnings is primarily due to decreased earnings at NuMit and Hunter Ridge during both the third quarter and the first nine months of 2015 compared with the respective prior year periods.

In the fourth quarter of 2014, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount and that there was no need for impairment. Steel market conditions in Europe have continued to be challenging through the third quarter of 2015, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in business strategy.

Interest Expense (Income) Net interest expense for the third quarter and first nine months of 2015 and 2014 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2015	Oct. 4, 2014	Oct. 3, 2015	Oct. 4, 2014
Interest expense	$46,406	$46,624	$134,624	$134,395
Interest income	(1,065)	(1,275)	(2,680)	(3,914)

Interest expense, net	$45,341	$45,349	$131,944	$130,481

Net interest expense for the third quarter and first nine months of 2015 was comparable to the respective prior year periods due to similar levels of average debt outstanding and the average interest rate on debt in the third quarter and first nine months of 2015 and 2014.

Earnings Before Income Taxes and Noncontrolling Interests Earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2015 and 2014 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
Steel mills	$260,776	$502,703	$676,404	$1,188,638
Steel products	96,167	63,890	199,261	108,222
Raw materials	(43,177)	(19,321)	(122,778)	(20,597)
Corporate/eliminations	40,505	(143,287)	(63,349)	(422,912)

	$354,271	$403,985	$689,538	$853,351

Earnings before income taxes and noncontrolling interests in the steel mills segment for the third quarter and first nine months of 2015 decreased from the third quarter and first nine months of 2014 due to lower sales volume, lower average sales prices and lower metal margins resulting from factors discussed above. The biggest challenge the steel mills segment faced in the third quarter and first nine months of 2015 was the exceptionally high levels of imports that have flooded the domestic market. Energy, heavy equipment and agricultural markets remain weak. The automotive market remains strong, while nonresidential construction markets are continuing to gradually improve.

In the steel products segment, earnings before income taxes and noncontrolling interests increased significantly from the third quarter and first nine months of 2014. The steel products segment continued to capitalize on the gradual improvement in nonresidential construction markets, while profitability improved due to lower input costs. Our joist, deck, rebar and building systems operations experienced increased profitability in the third quarter and first nine months of 2015 compared with the respective periods in the prior year. Our combined joist and deck operations and our building systems operations achieved record profitability in the third quarter of 2015. While conditions in nonresidential construction markets continue to gradually improve, we believe the growth rate will be lower for 2015 than the growth rate experienced in 2014.

The raw materials segment experienced significantly larger losses in the third quarter and first nine months of 2015 compared to the respective prior year periods due to overall decreased performance at DJJ, our DRI facility in Trinidad and our natural gas drilling interest programs. Our DRI facility in Trinidad experienced lower profitability in the first nine months of 2015 compared to the prior year period due in part to a planned 20-day outage that occurred in the second quarter of 2015. The performance of our natural gas drilling programs decreased significantly in the third quarter and first nine months of 2015 as compared to the respective prior year periods due to a significant decrease in natural gas prices. The performance of DJJ’s scrap processing and brokerage operations decreased in the third quarter and first nine months of 2015 compared to the prior year periods due to lower volumes and average selling prices caused by challenging market conditions.

Nucor Steel Louisiana had an operating loss of approximately $92 million in the first nine months of 2015 compared with an operating loss of approximately $100 million in the first nine months of 2014. The Louisiana DRI facility was not operational for almost the entire first quarter of 2015 as repairs continued related to the process gas heater, which experienced a failure in November 2014. Due to this suspension of operations, the operating loss was approximately $44 million in the first quarter of 2015. Nucor Steel Louisiana resumed operations late in the first quarter of 2015 following the completion of repairs related to the process gas heater. The facility had an operating loss of approximately $20 million in the second quarter of 2015, which included a $10.0 million payment received related to warranty claims associated with the repair of the process gas heater. The second quarter of 2015 was negatively impacted by working through higher cost iron ore that was purchased at the end of 2014 but was unable to be used until the facility resumed operations after completion of repairs to the process gas heater. The facility had an operating loss of approximately $28 million in the third quarter of 2015, which included the $7.7 million net charge related to the write-off of the two remaining storage domes at the facility. The third quarter of 2015 performance of the facility was negatively impacted by working through the remaining higher cost iron ore that was purchased at the end of 2014. This compares with an operating loss of approximately $45 million at the facility in the third quarter of 2014, which had production outages in July and September of 2014. Outside of the factors described above, the improvement in performance at Nucor Steel Louisiana in the third quarter and first nine months of 2015 as compared to the respective prior year periods is due to significant improvements in yield, facility uptime and conversion costs.

Noncontrolling Interests Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS), of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the third quarter of 2015 as compared to the third quarter of 2014 was primarily attributable to lower raw material costs and a favorable product mix. The increase in earnings attributable to noncontrolling interests in the first nine months of 2015 from the first nine months of 2014 is mainly the result of lower raw material costs and a planned three week outage associated with a capital project that occurred in the second quarter of 2014.

Provision for Income Taxes The effective tax rate was 24.4% in the third quarter of 2015 compared with 32.1% in the third quarter of 2014. The expected rate for the full year of 2015 will be approximately 26.9% compared with 32.3% for the full year of 2014. The decrease in the effective tax rate for the third quarter of 2015 as compared to the third quarter of 2014 is primarily due to a $10.2 million favorable non-cash out-of-period adjustment to deferred tax balances during the third quarter of 2015, which is not material to the current or any prior periods. The decrease in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods and the adjustment of tax expense to previously filed returns.

We estimate that in the next twelve months our gross uncertain tax positions which totaled $54.0 million at October 3, 2015, exclusive of interest, could decrease by as much as $14.8 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has substantially concluded U.S. federal income tax matters for years through 2012. The 2013 and 2014 tax years remain open to examination by the Internal Revenue Service (IRS). The Canada Revenue Agency is examining the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2009 through 2014 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity Nucor reported consolidated net earnings of $227.1 million, or $0.71 per diluted share, in the third quarter of 2015 compared with consolidated net earnings of $245.4 million, or $0.76 per diluted share, in the third quarter of 2014. Net earnings attributable to Nucor stockholders as a percentage of net sales were 5% in the third quarter of 2015 and 4% in the third quarter of 2014.

Nucor reported consolidated net earnings of $419.7 million, or $1.30 per diluted share, in the first nine months of 2015, compared to consolidated net earnings of $503.5 million, or $1.57 per diluted share, in the first nine months of 2014. Net earnings attributable to Nucor stockholders as a percentage of net sales were 3% in the first nine months of 2015 and 2014. Annualized return on average stockholders’ equity was approximately 7% and 9% in the first nine months of 2015 and 2014, respectively.

Outlook Earnings in the fourth quarter of 2015 are expected to decrease compared to the third quarter of 2015 due to continued deterioration in global steel markets. A slowing economy in China is causing further global overcapacity and resulting in significant levels of steel imports into the U.S. market. The performance of our downstream products segment is expected to decrease due to end of year seasonality that is typical in the fourth quarter. We expect slightly lower performance in the raw materials segment due to the general impact of lower scrap and metallic commodity prices. We are encouraged by the ongoing strength in the automotive market and the continued gradual improvement in the nonresidential construction market, the largest end market for Nucor products.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2015 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel, iron ore and natural gas. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $1.76 billion in the first nine months of 2015, an increase of 90% compared with cash provided by operating activities of $925.6 million in the first nine months of 2014. The primary reason for the change is increased cash generated from changes in operating assets and liabilities of $712.8 million in the first nine months of 2015 compared with cash used by changes in operating assets and liabilities of ($205.7) million in the first nine months of 2014. The funding of working capital decreased from the prior year period due mainly to decreases in accounts receivable and inventories, partially offset by an increase in cash used to fund accounts payable; salaries, wages and related accruals; and other operating activities. Accounts receivable decreased due to a 13% decrease in average sales price per ton and a 3% decrease in outside shipments in the third quarter of 2015 from the fourth quarter of 2014. Inventories decreased due to the 28% decrease in scrap cost per ton in inventory from year-end 2014 to the end of the third quarter of 2015. There was an increase in cash used to fund accounts payable during the first nine months of 2015 compared with the same period in the prior year due to the timing of payments. The increase in cash used by changes in salaries, wages and related accruals is primarily attributable to the payout of accrued profit sharing and other incentive compensation costs in the first quarter of 2015. This payout was based upon Nucor’s financial performance in 2014, which had improved significantly over the prior year period.

The current ratio was 3.5 at the end of the third quarter of 2015 and 3.1 at year-end 2014. Accounts receivable and inventories decreased 17% and 14%, respectively, since year-end, while quarterly net sales decreased 16% from the fourth quarter of 2014. Accounts receivable and inventories decreased due to the reasons cited in the preceding paragraph. In the third quarter of 2015, total accounts receivable turned approximately every six weeks and inventories turned approximately every eight weeks. These ratios compare with accounts receivable turnover every five weeks and inventory turnover every seven weeks in the third quarter of 2014. The turnover calculation was negatively impacted by year-end 2014 accounts receivable and inventory balances which were significantly higher than those balances at the end of the third quarter 2015 due to the rapid decrease in steel selling prices and raw material costs and due to decreased utilization in the first nine months of 2015. The current ratio was also negatively impacted by a 22% decrease in other current assets since year-end, which was primarily attributable to a decrease in federal income taxes receivable. The current ratio was positively impacted by an 85% increase in cash and cash equivalents from reduced working capital needs, a 74% decrease in short-term debt from year-end 2014 to the end of the third quarter of the current year, and a 9% decrease in accounts payable. The decrease in short-term debt is primarily due to the repayment of approximately

$151 million of commercial paper outstanding at year-end 2014 which was used to partially fund the acquisition of Gallatin Steel Company in the fourth quarter of last year. The majority of the change in accounts payable was at the steel mills and was due to the decrease in scrap prices from year-end.

Cash used in investing activities during the first nine months of 2015 decreased $419.9 million from the prior year period. The largest factor contributing to the decrease in cash used in investing activities was the net decrease of $274.2 million in capital expenditures, which was due to the reduced spending with our natural gas working interest drilling programs, reduced spending at our Louisiana DRI facility and reduced spending at our steel mills following significant capital expansion projects that were completed in 2014. The change in cash used in investing activities was also positively benefited by an increase in proceeds from the sale of investments over the prior year period, lower current year net investments and advances to affiliates, and the prior year funding of several small acquisitions.

Cash used in financing activities increased by $190.9 million in the first nine months of 2015 compared with the prior year period. The majority of this change related to the net change in short-term debt. The primary driver of the change was the first quarter 2015 repayment of approximately $151 million of commercial paper that was outstanding at year-end 2014.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $2.00 billion as of October 3, 2015. Our $1.5 billion revolving credit facility is undrawn and does not expire until August 2018. Our next significant debt maturity is not until December 2017. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer in North America, with an A- rating from Standard and Poor’s and a Baa1 rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. This was evidenced when, during the fourth quarter of 2014, we issued approximately $300 million of commercial paper to partially fund the acquisition of Gallatin Steel Company. Due to our strong cash flow, we were able to retire the remaining outstanding commercial paper in the first quarter of 2015. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 3, 2015, our funded debt to total capital ratio was 35%, and we were in compliance with all other non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of October 3, 2015.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2015 are projected to be approximately $400 million compared to $568.9 million in 2014. The decrease in projected 2015 capital expenditures is due to a number of capital expansion projects within the steel mills segment being completed in 2014, such as the Berkeley County, South Carolina mill’s $100 million capital project to produce wider and thinner high-strength steel (wide-light steel) and the NYS $115 million capital project to expand its offering of wider sheet piling sections. Also, projected 2015 capital expenditures are decreased because of the suspension of drilling new natural gas wells in 2015 due to the expectation that natural gas prices will continue to be weak in 2016.

In September 2015, Nucor’s board of directors declared a quarterly cash dividend on Nucor’s common stock of $0.3725 per share payable on November 10, 2015 to stockholders of record on September 30, 2015. This dividend is Nucor’s 170th consecutive quarterly cash dividend.

Also in September 2015, Nucor announced that its board of directors authorized the repurchase of up to $900 million of the Company’s common stock. Share repurchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The board of directors also terminated any previously authorized repurchase programs. No share repurchases have been made since the announcement.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2014. There were no interest rate swaps outstanding at October 3, 2015.

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

Natural gas produced by Nucor’s working interest drilling programs is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility. In addition to the natural gas needs at the Louisiana DRI facility, Nucor is also a substantial consumer of natural gas at our steel mill operations. Natural gas produced through the working interest drilling programs is expected to be sufficient in the future to cover Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants. However, the natural gas production from the working interest drilling programs currently does not completely cover the natural gas usage at our operating facilities due to the temporary suspension of drilling discussed below. For the nine months ended October 3, 2015, the volume of natural gas sold from our natural gas working interest drilling programs was approximately 42% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At October 3, 2015, accumulated other comprehensive income (loss) included $11.7 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at October 3, 2015, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$4,700	$11,700
Aluminum	1,217	3,042
Copper	86	214

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe, and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at October 3, 2015, were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended October 3, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005, through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief on behalf of themselves and a putative class of all purchasers of steel products from the defendants in the U.S. between April 1, 2005, and December 31, 2007. Five of the eight defendants have reached court approved settlements with the plaintiffs. On September 9, 2015, the District Court entered an order ruling on issues of class certification, which granted in part, and denied in part, the plaintiffs’ motion, certifying a class solely on the issue of whether defendants engaged in a conspiracy in violation of the antitrust laws, and declining to certify a class on the issues of antitrust impact and damages. Although we believe the plaintiffs’ claims are without merit and will vigorously defend against them, we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure. Nucor has not recorded any reserves or contingencies related to this legal matter.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 3, 2015, filed on November 12, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: November 12, 2015

NUCOR CORPORATION

List of Exhibits to Form 10-Q – October 3, 2015

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 3, 2015, filed on November 12, 2015, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.