Form 10-K
period 2015-12-31
NUCOR CORP
filed 2016-02-26
CIK 73309

2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates was approximately $14.08 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, July 4, 2015.

317,941,228 shares of the registrant’s common stock were outstanding at February 18, 2016.

Documents incorporated by reference include: Portions of the registrant’s 2015 Annual Report (Parts I, II and IV), and portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (Part III) to be filed within 120 days after the registrant’s fiscal year end.

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

i

PART I

Item 1.	Business

Overview

Nucor Corporation and its affiliates (“Nucor,” the “Company” or “we”) manufacture steel and steel products. The Company also produces direct reduced iron (“DRI”) for use in the Company’s steel mills. Through The David J. Joseph Company and its affiliates (“DJJ”), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (“HBI”) and DRI. Most of the Company’s operating facilities and customers are located in North America, but Nucor does business outside of North America as well. The Company’s operations include several international trading companies that buy and sell steel and steel products manufactured by the Company and others.

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2015, we recycled approximately 16.9 million tons of scrap steel.

General Development of our Business in Recent Years

Nucor has invested significant capital in recent years to improve our cost structure, enhance our operational flexibility and expand our product portfolios to include more value-added, higher-margin offerings. Our investments total more than $6 billion since the economic downturn began in 2009, with approximately two-thirds going to capital expenditures and one-third going to acquisitions. The Company believes that this focus on lowering cost will enable us to execute on our strategy of delivering profitable growth. Expanding our product mix and market diversity will make us less susceptible to imports.

A major emphasis of our cost improvement and operational flexibility plan relates to controlling our raw materials cost. We have a goal of being able to produce in house between six and seven million tons of annual capacity in high-quality scrap substitutes so that we can better control both the cost and reliable sourcing of these raw materials. Our 2,500,000 metric tons-per-year DRI facility in St. James Parish, Louisiana began production in December 2013. Between our DRI plant in Trinidad with an annual capacity of 2,000,000 metric tons and our new facility in Louisiana, we are approximately two-thirds of the way towards that goal. Our DRI production capability gives us the flexibility to optimize Nucor’s overall iron units mix based on current market pricing for scrap and scrap substitutes to provide us with a low cost feedstock for our steel mills.

The DRI production process requires significant volumes of natural gas. To ensure our DRI plant in Louisiana has a sustained advantage from lower natural gas costs, Nucor entered into two long-term, onshore natural gas working interest drilling programs in U.S.-based proven reserves with Encana Oil & Gas (USA) Inc. (“Encana”). The natural gas produced by these two programs is sold to third parties to offset our exposure to spot prices of natural gas consumed by the Louisiana DRI facility and our other operations. Beginning in January 2014, Nucor and Encana temporarily suspended drilling of new natural gas wells as a result of current low natural gas prices. This joint decision demonstrates the flexibility of our partnership with Encana to react to short-term market conditions while preserving our ability to manage Nucor’s long-term exposure to higher natural gas prices at our operating divisions that consume natural gas. Nucor retains its contractual rights to resume drilling in a higher natural gas pricing environment.

Of the approximately $4 billion that we have spent since 2009 on capital expenditures, the main focus of that spending has been on projects that further our raw materials and value-added product diversification strategies. Within the steel mills segment, Nucor has deployed significant amounts of capital to expand our product offerings, enhance productivity and improve costs at our existing operations. Many of those steel mill capital projects came out of start-up during the last few years and are beginning to provide returns to Nucor’s stockholders. At our Hertford County, North Carolina plate mill, several expansions made between 2011 and 2013 have positioned the mill to increase its diversity of product offerings that are less exposed to imports. A heat treat line was added at that plate mill to facilitate Nucor’s growth in higher-margin plate products where greater strength and abrasion resistance is required. The heat treat line allows us to improve the product mix allocation between our two plate mills and five sheet mills to improve margins at those facilities. Also at the Hertford County mill, we commissioned a vacuum tank degasser and began operating a normalizing line. The final components of Nucor’s $290 million project at our South Carolina, Nebraska and Tennessee bar mills to expand our special bar quality (“SBQ”) and wire rod production capabilities by approximately one million tons were completed in 2015. Our South Carolina bar mill is producing wire rod on its new mill, and our Nebraska mill is now using the fifth strand at its melt shop caster and its upgraded rolling mill. Our Tennessee mill added a second ladle metallurgy furnace, a fourth strand at its melt shop caster and a new quality assurance line. These SBQ projects are an important component of our strategy because they allow us to produce engineered bar for more demanding applications that are less exposed to imports while maintaining our position as a low-cost commodity bar producer by shifting production to our other bar mills. In 2014, our Berkeley County, South Carolina mill successfully started up its nearly $100 million capital project that allows us to produce wider and thinner high-strength steel grades that can be used in a wide range of end use markets, including metal buildings, rail cars, water heaters, automotive, heavy equipment and motor lamination.

Nucor’s steel mills segment has also grown significantly in recent years through the acquisitions of Gallatin Steel Company (“Gallatin”) and Skyline Steel LLC (“Skyline”). Nucor acquired Gallatin in 2014 for a cash purchase price of $779 million. Located on the Ohio River in Ghent, Kentucky, Gallatin has an annual sheet steel production capacity of approximately 1,800,000 tons. This acquisition is strategically important as it expands Nucor’s footprint in the midwestern United States market. The acquisition of Skyline in 2012 for $675 million was an important strategic investment as it paired Skyline’s leadership position in the steel piling distribution market with our Nucor-Yamato Steel Company (“Nucor-Yamato”) joint venture’s position as the market leader in steel piling manufacturing. To build upon the synergies in the piling market serviced by Skyline, Nucor-Yamato invested $115 million in a project to broaden its range of hot-rolled piling products. Completed in late 2014, this project added several new sheet piling sections, which expanded our product offerings to include wider piling sections that are lighter and stronger, covering more area at a lower installed cost. We recently announced a $75 million quench and self-tempering project at Nucor-Yamato, which is expected to be commissioned during the second half of 2016. Upon completion, the mill will be the sole North American producer of certain high-strength, low-alloy structural sections.

Segments

Nucor reports its results in three segments: steel mills, steel products and raw materials. Net sales to external customers, intercompany sales, depreciation expense, amortization expense, earnings before income taxes and noncontrolling interests, assets and capital expenditures by segment for each of the three fiscal years in the three-year period ended December 31, 2015 are set forth in Note 23 of the Notes to Consolidated Financial Statements included in Nucor’s 2015 Annual Report, which is incorporated by reference. The steel mills segment is Nucor’s largest segment, representing approximately 67% of the Company’s sales to external customers in the fiscal year ended December 31, 2015.

Principal Products Produced

In the steel mills segment, Nucor produces and distributes sheet steel (hot-rolled, cold-rolled and galvanized), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar, wire rod and SBQ). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. Nucor’s equity method investments in Duferdofin Nucor S.r.l. and NuMit LLC are included in the steel mills segment. Also included in the steel mills segment are our distribution and international trading companies that buy and sell steel and steel products that Nucor and other steel producers have manufactured. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating, and wire and wire mesh. In the raw materials segment, the Company produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI;

supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas working interest drilling programs with Encana and Nucor’s equity method investment in Hunter Ridge Energy Services LLC.

Markets and Marketing

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada, Mexico and elsewhere in the world. Nucor produces hot-rolled, cold-rolled and galvanized sheet steel in standard grades and to customers’ specifications while maintaining inventories to fulfill anticipated orders. We estimate that approximately 60% of our sheet steel sales in 2015 were to contract customers. The balance of our sheet steel sales was made in the spot market at prevailing prices at the time of sale. The proportion of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions. These sheet sales contracts permit price adjustments to reflect changes in the current market-based indices and/or raw material costs near the time of shipment. These sheet sales contracts typically have terms ranging from six to twelve months. Steel contract sales outside of our sheet operations are not significant.

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

In 2015, approximately 86% of the shipments made by our steel mills segment were to external customers. The balance of the steel mills segment’s shipments went to our piling distributor and our downstream joist, deck, rebar fabrication, fastener, metal buildings and cold finish operations.

In the steel products segment, we sell steel joists and joist girders, and steel deck to general contractors and fabricators located throughout the United States and Canada. We make these products to the customers’ specifications and do not maintain inventories of these finished steel products. The majority of these contracts are firm, fixed-price contracts that are in most cases competitively bid against other suppliers. Longer-term supply contracts may or may not permit us to adjust our prices to reflect changes in prevailing raw materials costs. We sell and install fabricated reinforcing products primarily on a construction contract bid basis. These products are used by contractors in constructing highways, bridges, reservoirs, utilities, hospitals, schools, airports, stadiums and high-rise buildings. We manufacture cold finished steel, steel fasteners, steel grating, wire and wire mesh in standard sizes and maintain inventories of these products to fulfill anticipated orders. We sell cold finished steel and steel fasteners primarily to distributors and manufacturers located throughout the United States and Canada.

We market products from the steel mills and steel products segments mainly through in-house sales forces. We also utilize our internal distribution and trading companies to market our products abroad. The markets for these products are largely tied to capital and durable goods spending and are affected by changes in general economic conditions.

In the raw materials segment, we process ferrous and nonferrous scrap metal for use in our steel mills and for sale to various domestic and international external customers. We also broker ferrous and nonferrous metals and scrap substitutes, supply ferro-alloys, and provide transportation, material handling and other services to users of scrap metals. Our primary external customers for ferrous scrap are electric arc furnace steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2015, approximately 11% of the ferrous and nonferrous metals and scrap substitutes tons we processed were sold to external customers. We used the balance in our steel mills.

Also within the raw materials segment are our DRI plants in Trinidad and Louisiana that produce iron inputs exclusively for use in the Nucor mills, as well as our natural gas working interest drilling programs. All natural gas produced by the working interest drilling programs is and will be sold to outside parties.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products and raw materials. These markets are highly competitive with many domestic and foreign firms participating, and, as a result of this highly competitive environment, we find that we primarily compete on price and service.

Our electric arc furnace steel mills face many different forms of competition, including integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other electric arc steel furnace mills, foreign imports and alternative materials. Large integrated steel producers have the ability to manufacture a wide variety of products but face significantly higher energy costs and are often burdened with higher capital and fixed operating costs. Electric arc furnace steel mill producers such as Nucor are sensitive to increases in scrap prices but tend to have lower capital and fixed operating costs compared with integrated steel producers.

Excess global steelmaking capacity, particularly in non-market economies, continues to be a significant challenge for Nucor and the entire U.S. steel industry. With the U.S. economy performing better than most other economies around the world, the U.S. steel market is the destination of choice for global steel producers. Finished imports last year captured 29% market share, the second consecutive year that figure was at a historically high level. While imports were down slightly from 2014, they were still 27% higher than they were in 2013. These imports, which are often artificially-priced, make it very difficult for Nucor to maintain sales prices and profit levels.

Competition from foreign steel and steel product producers presents unique challenges for us. Imported steel and steel products often benefit from government subsidies, either directly or indirectly through government-owned enterprises or government-owned or controlled financial institutions. China, which accounts for almost half of the steel produced annually in the world, is the prime example of how some foreign governments impact the global steel market. Nucor believes that Chinese producers, many of which are government-owned in whole or in part, benefit from their government’s manipulation of foreign currency exchange rates and from the receipt of government subsidies, which allow them to sell their products below cost. Other foreign governments utilize similar tactics to artificially lower their steel production costs. These distorting trade practices are widely recognized as being unfair and have been challenged successfully as violating world trade rules. In 2015, the U.S. government made preliminary determinations of injury in three flat-rolled steel trade cases involving corrosion resistant, cold-rolled and hot-rolled steel products. All three cases are expected to be finalized in 2016. China’s continued treatment as a non-market economy in trade disputes in 2016 and beyond is vital for the continued assertive enforcement of world trade rules. China was a government-run, non-market economy in 2001 when it entered its Protocol of Accession to the World Trade Organization (“Protocol”), and China remains a government-run, non-market economy today. The main objective of the Protocol was to encourage, and in some cases to require, China to make market-based economic reforms. However, over the past 15 years, China has failed to take the required steps to establish that it is a market economy under U.S. law. Therefore, the United States has no reason to change its treatment of China as a non-market economy when only one of the relevant provisions of the Protocol expires in December 2016. By treating China as a non-market economy in antidumping cases, the Commerce Department can assume that Chinese prices and costs are distorted, and uses other methodologies to calculate antidumping duties. This often results in appropriately higher duties against Chinese products in order to offset its unfair trade practices.

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

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $1.17 billion and $1.56 billion at December 31, 2015 and 2014, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from our downstream businesses. Nucor’s backlog of orders in the steel products segment was approximately $1.35 billion and $1.49 billion at December 31, 2015 and 2014, respectively. The majority of these orders will be filled within one year. Order backlog within our raw materials segment is not significant because the majority of the raw materials that segment produces are used internally.

Sources and Availability of Raw Materials

For the past decade, Nucor has focused on securing access to low-cost raw material inputs as they are the Company’s largest expense. Nucor’s broad, balanced supply chain is an important strength which allows us to reduce the cost of our steelmaking operations, create a shorter supply chain and have greater optionality over our metallics inputs. Our investment in DRI production facilities and scrap yards, as well as our access to international raw materials markets, provides Nucor with significant flexibility in optimizing our raw materials costs. Additionally, having a significant portion of our raw materials supply under our control minimizes risk associated with the global sourcing of raw materials, particularly since a good deal of scrap substitutes comes from regions of the world that have historically experienced greater political turmoil. Continued successful implementation of our raw material strategy, including key investments in DRI production, coupled with the scrap brokerage and processing services performed by our team at DJJ, give us greater control over our metallic inputs and thus help us mitigate the risk of significant price fluctuations in input costs.

The primary raw materials for our steel mills segment are ferrous scrap and scrap substitutes such as pig iron, DRI and HBI. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce a ton of steel. As of December 31, 2015, DJJ operated approximately 70 scrap recycling facilities, and our annual scrap processing capability exceeded five million tons. DJJ acquires ferrous scrap from numerous sources including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. We purchase pig iron as needed from a variety of sources and operate DRI plants in Trinidad and Louisiana with respective capacities of 2,000,000 and 2,500,000 metric tons annually. The primary raw material for our DRI facilities is iron ore, which we purchase from various international suppliers.

In June 2010, Nucor entered into an agreement with Encana that involves drilling and completing onshore natural gas wells in the United States. Nucor entered into a second and more extensive drilling agreement with Encana in late 2012 that is projected to span more than 20 years. Natural gas produced by these working interest drilling programs is sold to offset our exposure to spot prices of natural gas consumed by our Louisiana DRI facility and our other operations. Starting in January 2014, Nucor and Encana temporarily suspended drilling new natural gas wells as a result of current low natural gas prices. Under its agreements with Encana, Nucor retains its contractual rights to resume drilling in a higher natural gas pricing environment.

The primary raw material for our steel products segment is steel produced by Nucor’s steel mills.

DJJ generally purchases ferrous and nonferrous scrap for sale to external customers from the same variety of sources it purchases ferrous scrap for use as a raw material in Nucor’s steel mills. DJJ does not purchase a significant amount of scrap metal from a single source or from a limited number of major sources. The availability and price of ferrous scrap and other metallic inputs such as iron ore are affected by changes in the global supply and demand for steel and steel products.

Energy Consumption and Costs

Our steel mills are large consumers of electricity and natural gas. Our DRI facilities in Trinidad and Louisiana are also large consumers of natural gas. Consequently, we use a variety of strategies to manage our exposure to price risk of natural gas, including cash flow hedges and our natural gas working interest drilling programs.

Historically, manufacturers in the United States have benefited from relatively stable and competitive energy costs that have allowed them to compete on an equal footing in the increasingly global marketplace. The availability and prices of electricity and natural gas are influenced today, however, by many factors including changes in supply and demand, advances in drilling technology and, increasingly, changes in public policy relating to energy production and use. Because energy is such a significant cost for Nucor, we strive continually to make our operations in all three of our business segments more energy efficient. We also closely monitor developments in public policy relating to energy production and consumption. When appropriate, we work to shape those developments in ways that we believe will allow us to continue to be a competitive producer of steel and steel products in an increasingly competitive global marketplace.

Environmental Laws and Regulations

Our business operations are subject to numerous federal, state and local laws and regulations intended to protect the environment. The principal federal environmental laws include the Clean Air Act that regulates air emissions; the Clean Water Act (“CWA”) that regulates water discharges; the Resource Conservation and Recovery Act (“RCRA”) that addresses solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) that governs releases of, and remediation of, sites contaminated by hazardous substances. Our operations are also subject to state laws and regulations that are patterned on these and other federal laws.

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

The United States Environmental Protection Agency (“USEPA”) recently issued a final rule for the Ozone National Ambient Air Quality Standard (“NAAQS”). The impact of the new Ozone NAAQS on Nucor is expected to be minimal and will create no adverse impacts. USEPA also issued a final rule regarding the Clean Power Plan (“CPP”). While the CPP is directed at electric generating units Nucor expects indirect impact through increased electric costs. There are ongoing legal challenges to the CPP which will likely delay any potential adverse impacts to us. Even after resolution of these legal challenges, we expect the impacts will be spread over a significant timeframe, further mitigating these impacts on Nucor’s operations. Despite this atmosphere of constant regulatory change, at this time we do not believe that compliance with these new environmental regulations will have a material adverse effect on our results of operations, cash flows, or financial condition.

The USEPA has recently revised the rules and definitions with respect to recycling and disposal of solid wastes. The new rules require states to develop new programs and certification processes that will be forthcoming during the next year. We do not expect these rules to have any adverse impact on Nucor’s ability to recycle steel or to continue recycling wastes that are routinely handled at our facilities.

Nucor uses electric arc furnaces (“EAF”) to recycle scrap metal into new steel products. These EAFs use electricity as their primary source of energy. As the new greenhouse gas (“GHG”) regulations, air toxics rules and new emissions standards recently imposed on electric utilities are fully implemented it is reasonable to expect that the cost of electricity produced by these utilities will increase. See Item 1A. “Risk Factors” for more information about the potential impact of GHG regulations on Nucor’s business.

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

RCRA establishes standards for the management of solid and hazardous wastes. RCRA also addresses the environmental impact of contamination from waste disposal activities and from recycling of and storage of most wastes. While Nucor believes it is in substantial compliance with these regulations, past waste disposal activities that were legal when conducted but now may pose a contamination threat are periodically discovered. These activities and off-site properties that USEPA has determined are contaminated, for which Nucor may be potentially responsible at some level, are quickly evaluated and corrected. While Nucor has conducted and is in the final stages of completing some cleanups under RCRA, these liabilities either are identified already and being resolved or have been fully resolved.

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

Nucor operates an aggressive and sustainable environmental program that incorporates the concept of individual employee as well as management responsibility for environmental performance. All of Nucor’s steelmaking operations are ISO 14001 certified. Achieving ISO 14001 certification means that each of Nucor’s steel mills has put an environmental management system in place with measurable targets and objectives, such as reducing the use of oil and grease and minimizing electricity use, and has implemented site-wide recycling programs. These environmental management systems make environmental commitment each Nucor teammate’s responsibility. Nucor’s environmental program maintains a high level of ongoing training, commitment, outreach and visibility.

Capital expenditures at our facilities that are associated with environmental regulation compliance for 2016 and 2017 are estimated to be less than $100 million per year.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and to innovate. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. We have slightly more than 100 employees in our executive office. The vast majority of Nucor’s approximately 23,700 employees are not represented by labor unions.

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

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, metals service centers, appliance and automotive industries. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. While the United States has recently experienced modest growth in the general economy and steel demand in this country is stronger than in many parts of the world, the global and domestic steel industries continue to face significant challenges. These challenges are caused by global overcapacity in the steel industry and ongoing uncertainties in other regions of the world. These situations can contribute to weaker end-markets and depressed demand for domestically produced steel and steel products, potentially resulting in extraordinary volatility in our financial results.

The economic outlook for our industry remains uncertain both in the United States and globally. While we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of the current economic conditions that are contributing to reduced demand for domestically produced steel and steel products well below the 2007 pre-recession levels. Future economic downturns or a prolonged slow-growth or stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in the global steel industry could increase the level of steel imports, which may negatively affect our business, results of operations, financial condition and cash flows.

The current global steelmaking capacity exceeds the current global consumption of steel. During periods of global economic weakness this overcapacity is amplified because of weaker global demand. This excess capacity often results in manufacturers in certain countries exporting significant amounts of steel and steel products at prices that are at or below their costs of production. In some countries the steel industry is subsidized or owned in whole or in part by the government, giving imported steel from those countries certain cost advantages. These imports, which are also affected by demand in the domestic market, international currency conversion rates and domestic and international government actions, can result in downward pressure on steel prices, which could materially adversely affect our business, results of operations, financial condition and cash flows. Overcapacity has also led to greater protectionism as is evident in raw material and finished product border tariffs put in place by China, Brazil and other countries.

In particular, steel production in China, the world’s largest producer and consumer of steel, continues to exceed Chinese demand. According to the China Iron & Steel Association, China’s total annual crude steel capacity is 1.2 billion metric tons, while Chinese apparent steel demand was only 645 million metric tons in the first 11 months of 2015. This rising overcapacity and slowdown in demand in China has resulted in a further increase in imports of artificially low-priced steel and steel products to the United States and world steel markets. Steel and steel products which would otherwise have been consumed by the local steel customers could then be displaced into global markets, putting our steel and steel products at a competitive disadvantage. A continuation of this unbalanced growth trend or a significant decrease in China’s rate of economic expansion could result in increasing steel exports from China.

Producers in the world steel market could pursue additional export opportunities as a result of the current abundance of ocean freight capacity and lower fuel costs. Furthermore, the domestic steel market could experience a contraction in exports at the same time as imports grow due to weakening conditions in Europe and policies of foreign governments that result in overvaluing the U.S. dollar against other foreign currencies. Furthermore, the planned addition of new capacity in the United States could exacerbate the issue of overcapacity domestically as well as globally.

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

Since 2011, automobile producers have begun taking steps towards complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these new standards, they may reduce the amount of steel or begin utilizing alternative materials in cars and trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America. Certain automakers have begun to use greater amounts of aluminum and smaller proportions of steel in some models since 2015.

The results of our operations are sensitive to volatility in steel prices and the cost of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with raw materials, including both scrap and scrap substitutes that are critical to the manufacture of our products. Although we have further vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also acquiring DJJ, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States. Although we believe that the supply of scrap and scrap substitutes is adequate to operate our facilities, prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap, scrap substitutes and iron ore demands of our global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation. Many countries that export steel into our markets restrict the export of scrap, protecting the supply chain of some foreign competitors. This trade practice creates an artificial competitive advantage for foreign producers that could limit our ability to compete in the U.S. market.

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

Our steel mills are large consumers of electricity and natural gas. In addition, our DRI facilities are also large consumers of natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity and natural gas are subject to volatile market conditions. These market conditions often are affected by weather, political and economic factors beyond our control, and we may be unable to raise the price of our products to cover increased energy costs. Disruptions in the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs resulting from regulations that are not equally applicable across the entire global steel market could materially adversely affect our business, results of operations, financial condition and cash flows.

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

Carbon is an essential raw material in Nucor’s production processes. As a carbon steel producer, Nucor will be increasingly affected both directly and indirectly if GHG regulations are further implemented. Because our operations are subject to most of these new GHG regulations, we have already begun to feel the impact in the permit modification and reporting processes. Both GHG regulations and recently promulgated NAAQS, which are more restrictive than previous standards, make it significantly more difficult to obtain new permits and to modify existing permits.

These same regulations have indirectly increased the costs to manufacture our products as they have and continue to increase the cost of energy, primarily electricity, which we use extensively in the steelmaking process. The discovery of new natural gas reserves utilizing the practice of horizontal drilling and hydraulic fracturing is dampening some of this indirect impact, as some utilities switch fuels to natural gas from coal thereby reducing their emissions significantly. However, because some generating facilities when faced with new regulations are idling facilities instead of converting to natural gas, the resulting reduction in capacity can and will create further pressure on electrical energy prices. The USEPA has recently finalized its CPP, but there are ongoing legal challenges to that regulation. These are regulations intended to reduce GHGs from electric generating units. The increase in electric costs will vary on a state by state basis but will be substantial across all regions. Some states are expected to see increases in excess of 50% for ratepayers. There will be many legal challenges to these new regulations, but the reality is that utility companies are making decisions today that will increase cost because of uncertainty of the outcome of any legal challenges. To the extent that these regulations cause either directly or indirectly an increase in the cost of energy, they will have an impact on Nucor’s competitive position.

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

Our operations are subject to numerous federal, state and local laws and regulations relating to protection of the environment, and we accordingly, make provision in our financial statements for the estimated costs of compliance. These laws and regulations are becoming increasingly stringent, resulting in inherent uncertainties in these estimates. The USEPA has recently revised the rules and definitions around recycling and solid wastes. The new rules require states to create new programs and certification processes for the companies that wish to continue recycling materials. Increased administrative and operational costs are likely in the United States to handle steel mill recycled materials such as slag, mill scale, iron dusts, lime and air filtration control dusts. To the extent that competitors, particularly foreign steel producers and manufacturers of competitive products, are not subject to similar regulation and required to incur equivalent costs, our competitive position could be materially adversely impacted. If one of our permits is revoked or if we were to experience significant delays in obtaining a permit modification or a new permit, this could result in operational delays at one or more of our facilities, causing a negative impact on our results of operations and cash flows.

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

We utilize various information technology systems to efficiently address business functions ranging from the operation of our production equipment to administrative computation to the storage of data such as intellectual property and proprietary business information. Despite efforts to assure secure and uninterrupted operations, threats from increasingly sophisticated cyber-attacks or system failures could result in materially adverse operational disruptions or security breaches. These risks could result in disclosure or destruction of key proprietary information and reputational damage that could adversely affect our ability to physically produce steel and therefore affect our results of operations.

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2015, our total capital expenditures, excluding acquisitions, were approximately $4 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds or from borrowings under our $1.5 billion unsecured revolving credit facility, we cannot assure you that this will be the case. Additional acquisitions or unforeseen events could require financing from additional sources.

Risks associated with operating in international markets could adversely affect our business, financial position and results of operations.

Certain of our businesses and investments are located outside of the United States, in Europe and in emerging markets. There are a number of risks inherent in doing business in such markets. These risks include but are not limited to: unfavorable political or economic factors; local labor and social issues; changes in regulatory requirements; fluctuations in foreign currency exchange rates; and complex foreign laws, treaties including tax laws and the United States Foreign Corrupt Practices Act of 1977. These risks could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our financial position and results of operations. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

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

The steel industry and our business are sensitive to changes in taxes. As a company based in the United States, Nucor is more exposed to the effects of changes in U.S. tax laws than some of our major competitors. Our provision for income taxes and cash tax liability in the future could be adversely affected by changes in U.S. tax laws. Potential changes that would adversely affect us include, but are not limited to, current proposals for corporate tax reform which would lower tax rates and eliminate most tax deductions [repealing LIFO (last-in, first-out treatment of inventory), accelerated depreciation, and the domestic production activity deduction] and decrease the ability of U.S. companies to receive a tax credit for foreign taxes paid or to defer the U.S. deduction of expenses in connection with investments made in other countries.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own all of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,560,000	Structural steel, sheet steel
Berkeley County, South Carolina	2,290,000	Sheet steel, structural steel
Decatur, Alabama	2,000,000	Sheet steel
Crawfordsville, Indiana	1,900,000	Sheet steel
Norfolk, Nebraska	1,490,000	Bar steel
Hickman, Arkansas	1,460,000	Sheet steel
Hertford County, North Carolina	1,250,000	Plate steel
Plymouth, Utah	1,200,000	Bar steel
Jewett, Texas	1,080,000	Bar steel
Darlington, South Carolina	980,000	Bar steel
Seattle, Washington	640,000	Bar steel
Ghent, Kentucky	580,000	Sheet steel
Memphis, Tennessee	570,000	Bar steel
Auburn, New York	470,000	Bar steel
Marion, Ohio	450,000	Bar steel
Kankakee, Illinois	430,000	Bar steel
Jackson, Mississippi	420,000	Bar steel
Kingman, Arizona	380,000	Bar steel
Tuscaloosa, Alabama	380,000	Plate steel
Birmingham, Alabama	280,000	Bar steel
Wallingford, Connecticut	240,000	Bar steel

Steel products:
Norfolk, Nebraska	1,080,000	Joists, deck, cold finished bar
Brigham City, Utah	730,000	Joists, cold finished bar
Grapeland, Texas	680,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	540,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck
St. Joe, Indiana	460,000	Fasteners

The steel mills segment also includes Skyline, our steel foundation distributor with U.S. manufacturing facilities in eight states and one facility in Canada, the majority of which are owned. Additionally, we have a distribution center in Veracruz, Mexico.

In the steel products segment, we have approximately 80 additional operating facilities in 37 states and 27 operating facilities in Canada. Our affiliate, Harris Steel Inc., also operates multiple sales offices in Canada and certain other foreign locations.

In the raw materials segment, DJJ has approximately 70 operating facilities in 16 states along with multiple brokerage offices in the United States and certain other foreign locations. Nucor’s raw materials segment also includes our DRI facilities in Point Lisas, Trinidad and St. James Parish, Louisiana. A significant portion of the DRI production process occurs outdoors. The Trinidad site, including leased land, is approximately 1.84 million square feet. The Louisiana site has approximately 174.2 million square feet of owned land with buildings that total approximately 72,000 square feet.

During 2015, the average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 68%, 63% and 56% of production capacity, respectively.

We also own our principal executive office in Charlotte, North Carolina.

Item 3.	Legal Proceedings

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005, through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief on behalf of themselves and a putative class of all purchasers of steel products from the defendants in the U.S. between April 1, 2005, and December 31, 2007. Five of the eight defendants have reached court approved settlements with the plaintiffs. On September 9, 2015, the District Court entered an order ruling on issues of class certification. The Court granted in part, and denied in part, the plaintiffs’ motion, certifying a class solely on the issue of whether defendants engaged in a conspiracy in violation of the antitrust laws, and declining to certify a class on the issues of antitrust impact and damages. We continue to believe the plaintiffs’ claims are without merit and will vigorously defend against them, but we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure and, consequently, have not recorded any reserves or contingencies related to this lawsuit.

On March 25, 2014, a jury in the U.S. District Court for the Southern District of Texas returned a verdict against Nucor and its co-defendants in an antitrust lawsuit brought by plaintiff MM Steel, LP, a steel plate service center located in Houston. The jury returned a verdict of $52.0 million in damages against all defendants jointly and severally. On June 1, 2014, pursuant to antitrust laws providing for treble damages, the court awarded a judgment to MM Steel jointly and severally against the defendants in an amount totaling $160.8 million after including costs and attorneys’ fees. As a result of post-verdict developments, including settlements reached by various other parties, the Company’s practical estimable exposure was reduced to approximately $40.0 million. The Company appealed the judgment to the U.S. Court of Appeals for the Fifth Circuit, and on November 25, 2015, the Fifth Circuit reversed the verdict against Nucor finding that there was not sufficient evidence to support liability against the Company, thereby reducing our current practical estimable exposure to zero.

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

Not applicable.

Executive Officers of the Registrant

James R. Darsey (60), Executive Vice President of Merchant and Rebar Products, was named EVP in September 2010. Prior to that, he served as President of the Vulcraft/Verco Group from 2007 and was elected Vice President of Nucor in 1996. He began his Nucor career in 1979 as Design Engineer at Vulcraft-Texas, later serving as Engineering Manager at Vulcraft-Utah and Vulcraft-Texas. He then served as General Manager of Vulcraft-Texas and General Manager of Nucor Steel-Texas.

John J. Ferriola (63), has served as Chairman of the Board of Directors of Nucor since January 2014, as Chief Executive Officer since January 2013 and as President since January 2011. Previously, Mr. Ferriola served as President and Chief Operating Officer from January 2011 to December 2012 and, prior to that, as Chief Operating Officer of Steelmaking Operations from 2007 to 2010, Executive Vice President from 2002 to 2007 and Vice President from 1996 to 2001. He has also been a director of Nucor since January 2011. Mr. Ferriola joined Nucor in 1991 as the Manager of Maintenance and Engineering at Nucor Steel-Texas. He later served as General Manager of Vulcraft-Texas, Nucor Steel-Nebraska and Nucor Steel-Indiana.

James D. Frias (59), has been Chief Financial Officer, Treasurer and Executive Vice President since January 2010. Prior to that, Mr. Frias was Vice President of Finance from 2006 to 2009. Mr. Frias joined Nucor in 1991 as Controller of Nucor Building Systems-Indiana. He also served as Controller of Nucor Steel-Indiana and as Corporate Controller. Mr. Frias joined the board of directors of Carlisle Companies Incorporated in February 2015.

Ladd R. Hall (59), Executive Vice President of Flat-Rolled Products, was named EVP in September 2007, having previously served as Vice President of Nucor since 1994. He began his Nucor career in Inside Sales at Nucor Steel-Utah in 1981. He later served as Sales Manager of Vulcraft-Utah, and General Manager of Vulcraft-Texas, Vulcraft-Utah, Nucor Steel-South Carolina and Nucor Steel-Berkeley County.

Raymond S. Napolitan, Jr. (58), was named Executive Vice President of Fabricated Construction Products in June 2013, having previously served as President of Nucor’s Vulcraft/Verco group from 2010 to 2013 and President of American Buildings Company from 2007 to 2010. He was elected Vice President of Nucor in 2007. He began his Nucor career in 1996 as Engineering Manager of Nucor Building Systems-Indiana, and later served as General Manager of Nucor Building Systems-Texas.

R. Joseph Stratman (59), Executive Vice President of Raw Materials, was named EVP in September 2007, having previously served as Vice President of Nucor since 1999. He joined Nucor in 1989 as Controller of Nucor Building Systems-Indiana. He then served as Controller of Nucor-Yamato, General Manager of Nucor Steel-Nebraska and General Manager of Nucor-Yamato.

David A. Sumoski (49), was named Executive Vice President of Engineered Bar Products in September 2014. He had previously served as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012 and as General Manager of Nucor Steel Memphis, Inc. from 2012 to September 2014. He was named Vice President of Nucor in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

D. Chad Utermark (47), was named Executive Vice President of Beam and Plate Products in May 2014. He had previously served as General Manager of Nucor Steel-Texas from 2008 to 2011 and as General Manager of Nucor-Yamato from 2011 to May 2014. He was named Vice President of Nucor in 2009. He began his Nucor career as a utility operator at Nucor Steel-Arkansas in 1992, subsequently serving as shift supervisor and Hot Mill Manager at that division as well as Roll Mill Manager at Nucor Steel-Texas.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2015 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 4, 2015—October 31, 2015	—	—	—	$900,000
November 1, 2015—November 28, 2015	—	—	—	900,000
November 29, 2015—December 31, 2015	1,664	$39.96	1,664	833,495

For the Quarter Ended December 31, 2015	1,664		1,664

(1)	Includes commissions of $0.02 per share.
(2)	On September 2, 2015, the Company announced that the Board of Directors had approved a stock repurchase program under which the Company is authorized to repurchase up to $900 million of the Company’s common stock. The new $900 million share repurchase program replaced any previously authorized repurchase programs.

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.49 per share in 2015 compared with $1.48 per share in 2014. In December 2015, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.375 per share from $0.3725 per share. In February 2016, the Board of Directors also declared Nucor’s 172nd consecutive quarterly cash dividend of $0.375 per share payable on May 11, 2016 to stockholders of record on March 31, 2016.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2015 Annual Report, page 80. Additional information regarding securities authorized for issuance under stock-based compensation plans is incorporated by reference to Nucor’s 2015 Annual Report, pages 65 through 68.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2015 Annual Report, page 45.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to Nucor’s 2015 Annual Report, page 3 (Forward-looking Statements) and pages 22 through 41.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2015, 23% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly. The remaining 77% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2015, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Natural gas produced by Nucor’s working interest drilling programs is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility. In addition to the natural gas needs at the Louisiana DRI facility, Nucor is also a substantial consumer of natural gas at our steel mill operations. Dependent on future natural gas pricing, natural gas produced through the working interest drilling programs is expected to be sufficient to cover Nucor’s current demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants. However, the natural gas production from the working interest drilling programs currently does not completely cover the natural gas usage at our operating facilities due to the temporary suspension of drilling discussed below. For the year ended December 31, 2015, the volume of natural gas sold from our working interest drilling programs was approximately 54% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Our natural gas working interest drilling programs are affected by changes in natural gas prices in an inverse manner to natural gas costs at our DRI and steel mill operations. As natural gas prices increase, our increased energy costs at our DRI and steel mill operations is somewhat mitigated by increased profit from sales of natural gas to third party customers from our working interest drilling programs. Likewise, as natural gas prices decrease, we experience decreased energy costs at our DRI and steel mill operations, but we also experience decreased profit from our working interest drilling programs. The impact of low natural gas prices associated with our working interest drilling programs is limited by the existence of a drilling suspension clause. Nucor is contractually obligated to drill a minimum number of wells per year under the terms of our original agreements with Encana; however, we have the right to suspend drilling of new wells if market pricing falls below a pre-established threshold. In the fourth quarter of 2013, Nucor and Encana agreed to temporarily suspend drilling new natural gas wells until there is a sustained improvement in natural gas pricing.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At December 31, 2015, accumulated other comprehensive income (loss) included $11.7 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2015, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$3,699	$9,247
Aluminum	1,149	2,872
Copper	179	447

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk—Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2015 and 2014 were insignificant.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to Nucor’s 2015 Annual Report, pages 46 through 76.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting—Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2015 are incorporated by reference to Nucor’s 2015 Annual Report, pages 46 through 47.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item about Nucor’s executive officers is contained in the section captioned Executive Officers of the Registrant in Part I of this Form 10-K. The other information required by this item is incorporated by reference to Nucor’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Board of Directors.

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

Financial Statements:

The following consolidated financial statements and notes thereto, management’s report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2015 Annual Report, pages 46 through 76:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2015 and 2014

•	Consolidated Statements of Earnings—Years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Income—Years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows—Years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

Financial Statement Schedules:

The following financial statement schedule is included in this report as indicated:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	28
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2015, 2014 and 2013	29

All other schedules are omitted because they are not required, not applicable, or the information is furnished in the consolidated financial statements or notes.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3(i)	Bylaws as amended and restated September 11, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 13, 2012 (File No. 001-04119))

4	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed December 13, 2002 (File No. 333-101852))

4(i)	Indenture, dated as of August 19, 2014, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed August 20, 2014 (File No. 333-198263))

4(ii)	Second Supplemental Indenture, dated as of October 1, 2002, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed December 13, 2002 (File No. 333-101852))

4(iii)	Third Supplemental Indenture, dated as of December 3, 2007, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(iv)	Fourth Supplemental Indenture, dated as of June 2, 2008, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 3, 2008 (File No. 001-04119))

4(v)	Fifth Supplemental Indenture, dated as of September 21, 2010, between Nucor Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(vi)	Sixth Supplemental Indenture, dated as of July 29, 2013, between Nucor Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(vii)	Seventh Supplemental Indenture, dated as of December 10, 2014, among Nucor Corporation, The Bank of New York Mellon, as prior trustee, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 11, 2014 (File No. 001-04119))

4(viii)	Form of 5.750% Notes due December 2017 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(ix)	Form of 6.400% Notes due December 2037 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(x)	Form of 5.850% Notes due June 2018 (included in Exhibit 4(iv) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 3, 2008 (File No. 001-04119))

4(xi)	Form of 4.125% Notes due September 2022 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(xii)	Form of 4.000% Notes due August 2023 (included in Exhibit 4(vi) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xiii)	Form of 5.200% Notes due August 2043 (included in Exhibit 4(vi) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

10	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 17, 2005 (File No. 001-04119)) (#)

10(i)	Amendment No. 1 to 2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(ii)	2010 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (File No. 001-04119)) (#)

10(iii)	Nucor Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 25, 2014 (File No. 001-04119)) (#)

10(iv)	Form of Restricted Stock Unit Award Agreement—time-vested awards (incorporated by reference to Exhibit 10(iv) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(v)	Form of Restricted Stock Unit Award Agreement—retirement-vested awards (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(vi)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 (File No. 001-04119)) (#)

10(vii)	Form of Award Agreement for Annual Stock Option Grants used for awards granted prior to May 8, 2014 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-04119)) (#)

10(viii)	Form of Award Agreement for Annual Stock Option Grants used for awards granted after May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(ix)	Employment Agreement of John J. Ferriola (incorporated by reference to Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-04119)) (#)

10(x)	Amendment to Employment Agreement of John J. Ferriola (incorporated by reference to Exhibit 10(xix) to the Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-04119)) (#)

10(xi)	Employment Agreement of Ladd R. Hall (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(xii)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(xiii)	Employment Agreement of James D. Frias (incorporated by reference to Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04119)) (#)

10(xiv)	Employment Agreement of James R. Darsey (incorporated by reference to Exhibit 10(xxii) to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-04119)) (#)

10(xv)	Employment Agreement of Keith B. Grass (incorporated by reference to Exhibit 10(xix) to the Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-04119)) (#)

10(xvi)	Retirement, Separation, Waiver and Release Agreement of Keith B. Grass (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended October 4, 2014 (File No. 001-04119)) (#)

10(xvii)	Employment Agreement of Raymond S. Napolitan, Jr. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (File No. 001-04119)) (#)

10(xviii)	Employment Agreement of Chad Utermark (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(xix)	Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 4, 2014 (File No. 001-04119)) (#)

10(xx)	Severance Plan for Senior Officers and General Managers, as amended and restated effective February 18, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (File No. 001-04119)) (#)

10(xxi)	Senior Officers Annual Incentive Plan, as amended and restated effective January 1, 2013 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(xxii)	Senior Officers Long-Term Incentive Plan, as amended and restated effective January 1, 2013 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(xxiii)	BJU Carry and Earning Agreement, dated October 31, 2012, among Nucor Corporation, Nucor Energy Holdings Inc. and Encana Oil & Gas (USA) Inc. (incorporated by reference to Exhibit 10(xxiii) to the Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-04119)) †

10(xxiv)	First Amendment to BJU Carry and Earning Agreement, dated October 21, 2014, among Nucor Corporation, Nucor Energy Holdings Inc. and Encana Oil & Gas (USA) Inc. (incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-04119)) †

12*	Computation of Ratio of Earnings to Fixed Charges

13*	2015 Annual Report (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature pages)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2015, filed February 26, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
†	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/S/ JOHN J. FERRIOLA
John J. Ferriola
Chairman, Chief Executive Officer and President

Dated: February 26, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James D. Frias and A. Rae Eagle, or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ JOHN J. FERRIOLA	/S/ HARVEY B. GANTT
John J. Ferriola Chairman, Chief Executive Officer and President (Principal Executive Officer)	Harvey B. Gantt Director

/S/ JAMES D. FRIAS	/S/ GREGORY J. HAYES
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	Gregory J. Hayes Director

/S/ MICHAEL D. KELLER	/S/ VICTORIA F. HAYNES
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Victoria F. Haynes Director

/S/ BERNARD L. KASRIEL
Bernard L. Kasriel Director

/S/ CHRISTOPHER J. KEARNEY
Christopher J. Kearney Director

/S/ LAURETTE T. KOELLNER
Laurette T. Koellner Director

/S/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich Lead Director

/S/ JOHN H. WALKER
John H. Walker Director

Dated: February 26, 2016

NUCOR CORPORATION

Index to Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	28
Schedule II—Valuation and Qualifying Accounts—Years ended December 31, 2015, 2014 and 2013	29

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Nucor Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2016 appearing in the 2015 Annual Report to Stockholders of Nucor Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 26, 2016

NUCOR CORPORATION

Financial Statement Schedule

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2015 LIFO Reserve	$567,396	$—	$(466,834)	$100,562
Year ended December 31, 2014 LIFO Reserve	$624,685	$—	$(57,289)	$567,396
Year ended December 31, 2013 LIFO Reserve	$607,240	$17,445	$—	$624,685

NUCOR CORPORATION

List of Exhibits to Form 10-K—December 31, 2015

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

13	2015 Annual Report (portions incorporated by reference)

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature pages)

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2015, filed February 26, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.