Form 10-Q
period 2016-04-02
NUCOR CORP
filed 2016-05-11
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

317,928,650 shares of common stock were outstanding at April 2, 2016.

Nucor Corporation

Form 10-Q

April 2, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015
Net sales	$3,715,576	$4,399,440

Costs, expenses and other:
Cost of products sold	3,428,628	4,111,158
Marketing, administrative and other expenses	109,745	124,561
Equity in (earnings) losses of unconsolidated affiliates	(9,245)	259
Interest expense, net	44,922	44,417

	3,574,050	4,280,395

Earnings before income taxes and noncontrolling interests	141,526	119,045
Provision for income taxes	37,065	34,753

Net earnings	104,461	84,292
Earnings attributable to noncontrolling interests	33,707	16,492

Net earnings attributable to Nucor stockholders	$70,754	$67,800

Net earnings per share:
Basic	$0.22	$0.21
Diluted	$0.22	$0.21
Average shares outstanding:
Basic	319,240	320,315
Diluted	319,294	320,483
Dividends declared per share	$0.3750	$0.3725

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015
Net earnings	$104,461	$84,292

Other comprehensive income (loss):
Net unrealized loss on hedging derivatives, net of income taxes of ($1,000) and ($1,300) for the first quarter of 2016 and 2015, respectively	(1,731)	(2,268)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $1,700 and $100 for the first quarter of 2016 and 2015, respectively	3,031	168
Foreign currency translation gain (loss), net of income taxes of $0 for both the first quarter of 2016 and 2015	53,897	(116,695)

	55,197	(118,795)

Comprehensive income (loss)	159,658	(34,503)
Comprehensive income attributable to noncontrolling interests	(33,707)	(16,492)

Comprehensive income (loss) attributable to Nucor stockholders	$125,951	$(50,995)

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 2, 2016	Dec. 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$2,278,488	$1,939,469
Short-term investments	50,000	100,000
Accounts receivable, net	1,493,892	1,383,823
Inventories, net	2,007,879	2,145,444
Other current assets	175,890	185,644

Total current assets	6,006,149	5,754,380

Property, plant and equipment, net	4,813,565	4,891,153

Goodwill	2,025,380	2,011,278

Other intangible assets, net	756,724	770,672

Other assets	793,286	799,461

Total assets	$14,395,104	$14,226,944

LIABILITIES

Current liabilities:
Short-term debt	$36,655	$51,315
Accounts payable	758,703	566,527
Salaries, wages and related accruals	237,107	289,004
Accrued expenses and other current liabilities	517,665	478,327

Total current liabilities	1,550,130	1,385,173

Long-term debt due after one year	4,337,875	4,337,145

Deferred credits and other liabilities	729,027	718,613

Total liabilities	6,617,032	6,440,931

EQUITY

Nucor stockholders’ equity:
Common stock	151,426	151,426
Additional paid-in capital	1,925,256	1,918,970
Retained earnings	7,206,570	7,255,972
Accumulated other comprehensive loss, net of income taxes	(296,165)	(351,362)
Treasury stock	(1,560,619)	(1,558,128)

Total Nucor stockholders’ equity	7,426,468	7,416,878

Noncontrolling interests	351,604	369,135

Total equity	7,778,072	7,786,013

Total liabilities and equity	$14,395,104	$14,226,944

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015
Operating activities:
Net earnings	$104,461	$84,292
Adjustments:
Depreciation	152,249	157,934
Amortization	18,112	18,655
Stock-based compensation	7,300	6,453
Deferred income taxes	5,529	(10,173)
Distributions from affiliates	36,015	—
Equity in (earnings) losses of unconsolidated affiliates	(9,245)	259
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(104,252)	343,497
Inventories	142,516	330,842
Accounts payable	197,350	(237,847)
Federal income taxes	23,273	39,397
Salaries, wages and related accruals	(49,453)	(122,226)
Other operating activities	27,004	(47,389)

Cash provided by operating activities	550,859	563,694

Investing activities:
Capital expenditures	(80,697)	(77,523)
Investment in and advances to affiliates	(6,098)	(20,776)
Disposition of plant and equipment	5,309	2,604
Acquisitions (net of cash acquired)	(1,386)	—
Purchases of investments	(50,000)	(111,927)
Proceeds from the sale of investments	100,000	100,000
Other investing activities	792	1,870

Cash used in investing activities	(32,080)	(105,752)

Financing activities:
Net change in short-term debt	(14,671)	(180,239)
Issuance of common stock	—	423
Excess tax benefits from stock-based compensation	353	200
Distributions to noncontrolling interests	(49,853)	(24,981)
Cash dividends	(120,153)	(119,712)
Acquisition of treasury stock	(5,173)	—
Other financing activities	(559)	(536)

Cash used in financing activities	(190,056)	(324,845)

Effect of exchange rate changes on cash	10,296	(3,304)

Increase in cash and cash equivalents	339,019	129,793
Cash and cash equivalents - beginning of year	1,939,469	1,024,144

Cash and cash equivalents - end of three months	$2,278,488	$1,153,937

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(4,949)	$(7,812)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recently Adopted Accounting Pronouncements – In the first quarter of 2016, Nucor adopted new accounting guidance that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is applied retrospectively for the Company for all periods presented. As of December 31, 2015, the Company reclassified $23.5 million of deferred long-term debt issuance costs from other assets to long-term debt due after one year in the condensed consolidated balance sheets.

In the first quarter of 2016, Nucor adopted new accounting guidance that requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This standard is applied prospectively for the Company beginning January 1, 2016. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements – In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, additional accounting guidance was issued that deferred the effective date of this new accounting guidance by one year. In March 2016, additional accounting guidance was issued that clarifies the implementation guidance on principal versus agent considerations. In April 2016, additional accounting guidance was issued that clarifies aspects related to the identification of performance obligations and accounting for licenses. The amendments are effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company is evaluating adoption methods and the impact the amendments will have on its consolidated financial statements.

In August 2014, new accounting guidance was issued that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for the Company for annual and interim periods beginning after December 15, 2016, and is not expected to have an effect on the Company’s consolidated financial statements.

In January 2016, new accounting guidance was issued regarding the recognition and measurement of financial assets and financial liabilities. Changes to the current accounting guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the Financial Accounting Standards Board clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The standard is effective for the Company for annual and interim periods beginning after December 15, 2017, and is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, new accounting guidance was issued regarding the accounting for leases. The new guidance requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The standard is effective for the Company for annual and interim periods beginning after December 15, 2018. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

In March 2016, new accounting guidance was issued regarding employee share-based payment accounting. The new guidance simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures and presentation on the balance sheet and statement of cash flows. The new guidance is effective for the Company for annual and interim periods beginning after December 15, 2016. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

2.	ACCOUNTS RECEIVABLE: An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of an allowance for doubtful accounts of $42.5 million at April 2, 2016 ($43.2 million at December 31, 2015).

3.	INVENTORIES: Inventories consisted of approximately 35% raw materials and supplies and 65% finished and semi-finished products at April 2, 2016 (38% and 62%, respectively, at December 31, 2015). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 43% of total inventories as of April 2, 2016 (48% as of December 31, 2015). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $128.1 million higher at April 2, 2016 ($100.6 million higher at December 31, 2015). Use of the lower of cost or market methodology reduced inventories by $3.1 million at April 2, 2016 ($5.1 million at December 31, 2015).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $7.88 billion at April 2, 2016 ($7.74 billion at December 31, 2015).

Due to the current natural gas pricing environment, Nucor performed an impairment assessment of its producing natural gas well assets in December 2015. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future natural gas prices. The pricing used in this impairment assessment was developed by management based on natural gas market supply and demand dynamics, in conjunction with a review of projections by numerous sources of market data. This analysis was performed on each of Nucor’s three groups of wells, with each group defined by common geographic location. Each of Nucor’s three groups of wells passed the impairment test. One of the groups of wells had estimated undiscounted cash flows that were noticeably closer to its carrying value of $87.2 million as of December 31, 2015. The carrying value of that group of wells was $84.6 million at April 2, 2016. Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the analysis could cause management to revise the natural gas price assumption. Market conditions in the natural gas industry have continued to be challenging through the first quarter of 2016, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could possibly result in an impairment of a portion or all of the groups of wells assets.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the three months ended April 2, 2016 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2015	$590,634	$691,067	$729,577	$2,011,278
Translation	—	14,102	—	14,102

Balance at April 2, 2016	$590,634	$705,169	$729,577	$2,025,380

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2015 and concluded that there was no impairment of goodwill for any of its reporting units. There have been no triggering events requiring an interim assessment for impairment since the most recent annual impairment testing date.

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	April 2, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,188,786	$533,179	$1,185,299	$517,817
Trademarks and trade names	156,535	60,147	155,864	57,756
Other	23,031	18,302	23,025	17,943

	$1,368,352	$611,628	$1,364,188	$593,516

Intangible asset amortization expense for the first quarter of 2016 and 2015 was $18.1 million and $18.7 million, respectively. Annual amortization expense is estimated to be $68.3 million in 2016; $68.8 million in 2017; $65.9 million in 2018; $63.4 million in 2019; and $61.0 million in 2020.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $737.4 million at April 2, 2016 ($746.6 million at December 31, 2015) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at April 2, 2016 was $275.8 million ($258.2 million at December 31, 2015). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $96.6 million at April 2, 2016, resulting in a basis difference of $179.2 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($87.8 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.2 million in the first quarter of 2016 and 2015.

As of April 2, 2016, Nucor had outstanding notes receivable of €35.0 million ($39.8 million) from Duferdofin Nucor (€35.0 million, or $38.2 million, as of December 31, 2015). The notes receivable bear interest at 1.14% and reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2019. As of April 2, 2016, and December 31, 2015, the note receivable was classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee, the fair value of which is immaterial, for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement. The maximum amount Duferdofin Nucor can borrow under Facility A is €122.5 million ($139.5 million as of April 2, 2016). As of April 2, 2016, there was €117.0 million ($133.2 million) outstanding under that facility (€119.0 million, or $129.8 million, at December 31, 2015). Facility A was amended in 2015 to extend the maturity date to October 12, 2018. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at April 2, 2016, was $288.2 million ($314.5 million as of December 31, 2015). Nucor received distributions of $36.0 million from NuMit during the first quarter of 2016. There were no distributions from NuMit during the first quarter of 2015.

HUNTER RIDGE

Nucor has a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products including natural gas produced by Nucor’s working interest drilling programs. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge was $135.3 million at April 2, 2016 ($135.9 million at December 31, 2015).

Recent declines in natural gas pricing have led to reduced natural gas drilling activity. Sustained or further reductions in natural gas production activity could lead to reduced utilization of the Hunter Ridge assets. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Hunter Ridge as a result of future market conditions and any changes in our business strategy.

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2015, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions caused by excess global overcapacity, which increased in 2015, and the difficult economic environment in Europe. After completing its assessment, the Company determined that the carrying amount exceeded its estimated fair value. The impairment condition was considered to be other than temporary and, as a result, the Company recorded a $153.0 million impairment charge against the Company’s investment in Duferdofin Nucor in the fourth quarter of 2015. Steel market conditions in Europe have continued to be challenging through the first quarter of 2016, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $48.8 million at April 2, 2016 ($62.8 million at December 31, 2015). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the condensed consolidated balance sheets, was $82.8 million at April 2, 2016 ($80.4 million at December 31, 2015). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $120.2 million at April 2, 2016, and December 31, 2015.

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At April 2, 2016, natural gas swaps covering approximately 11.4 million MMBTUs (extending through June 2017) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	April 2, 2016	Dec. 31, 2015
Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$—	$909

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(14,900)	$(15,700)
Commodity contracts	Deferred credits and other liabilities	(1,600)	(2,800)

Total liability derivatives designated as hedging instruments		(16,500)	(18,500)
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(1)	(353)
Foreign exchange contracts	Accrued expenses and other current liabilities	(339)	—

Total liability derivatives not designated as hedging instruments		(340)	(353)

Total liability derivatives		$(16,840)	$(18,853)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

		Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Commodity contracts	Cost of products sold	$(1,731)	$(2,268)	$(3,031)	$(168)	$—	$—

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Statement of Earnings Location	Three Months (13 weeks) Ended
Derivatives Not Designated as Hedging Instruments		April 2, 2016	April 4, 2015
Commodity contracts	Cost of products sold	$88	$304
Foreign exchange contracts	Cost of products sold	(818)	758

Total		$(730)	$1,062

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of April 2, 2016, and December 31, 2015 (in thousands). Nucor does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 2, 2016
Assets:
Cash equivalents	$2,037,316	$2,037,316	$—
Short-term investments	50,000	50,000	—

Total assets	$2,087,316	$2,087,316	$—	$—

Liabilities:
Commodity and foreign exchange contracts	$(16,840)	$—	$(16,840)	$—

As of December 31, 2015
Assets:
Cash equivalents	$1,668,567	$1,668,567	$—
Short-term investments	100,000	100,000	—
Foreign exchange contracts	909	—	909

Total assets	$1,769,476	$1,768,567	$909	$—

Liabilities:
Commodity contracts	$(18,853)	$—	$(18,853)	$—

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments are held in similar short-term investment instruments as described in Note 4 to Nucor’s Annual Report on Form 10-K for the year ended December 31, 2015. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.60 billion at April 2, 2016 ($4.44 billion at December 31, 2015). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 2, 2016, and December 31, 2015, or similar debt with the same maturities, ratings and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $20.7 million of accrued environmental costs at April 2, 2016 ($21.1 million at December 31, 2015), $9.4 million was classified in accrued expenses and other current liabilities ($9.7 million at December 31, 2015) and $11.3 million was classified in deferred credits and other liabilities ($11.4 million at December 31, 2015). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

11.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first quarter of 2016 is as follows (in thousands, except year and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	3,092	$43.51
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at April 2, 2016	3,092	$43.51	7.0 years	$13,794

Options exercisable at April 2, 2016	1,531	$39.35	5.6 years	$12,513

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.2 million in the first quarter of 2016 ($0.1 million in the first quarter of 2015). As of April 2, 2016, unrecognized compensation expense related to options was $1.1 million, which is expected to be recognized over 2 years.

Restricted Stock Units – Nucor annually grants restricted stock units (RSUs) to key employees, officers and non-employee directors. The RSUs typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSUs awarded to an officer vest upon the officer’s retirement. Retirement, for purposes of vesting in these RSUs only, means termination of employment with approval of the Compensation and Executive Development Committee of the Board of Directors after satisfying age and years of service requirements. RSUs granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the Board of Directors.

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

Cash dividend equivalents are paid to holders of RSUs each quarter. Dividend equivalents paid on units expected to vest are recognized as a reduction in retained earnings.

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first quarter of 2016 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,031	$47.93
Granted	—	—
Vested	(14)	$47.97
Canceled	(7)	$48.11

Unvested at April 2, 2016	1,010	$47.93

Shares reserved for future grants (stock options and RSUs)	10,346

Compensation expense for RSUs was $4.9 million in the first quarter of 2016 ($5.3 million in the first quarter of 2015). As of April 2, 2016, unrecognized compensation expense related to unvested RSUs was $26.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first quarter of 2016 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	63	$48.07
Granted	123	$44.03
Vested	(112)	$45.13
Canceled	—	—

Unvested at April 2, 2016	74	$45.79

Shares reserved for future grants	852

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $2.2 million in the first quarter of 2016 ($1.1 million in the first quarter of 2015). As of April 2, 2016, unrecognized compensation expense related to unvested restricted stock awards was $1.3 million, which is expected to be recognized over a weighted-average period of 2 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $11.8 million and $11.1 million in the first quarter of 2016 and 2015, respectively. The related liability for these benefits is included in salaries, wages and related accruals.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015
Interest expense	$47,374	$45,068
Interest income	(2,452)	(651)

Interest expense, net	$44,922	$44,417

14.	INCOME TAXES: The effective tax rate for the first quarter of 2016 was 26.2% compared to 29.2% for the first quarter of 2015. The decrease in the effective tax rate for the first quarter of 2016 as compared to the first quarter of 2015 is primarily due to $4.5 million favorable non-cash out-of-period adjustments to current tax balances during the first quarter of 2016. The out-of-period adjustments were not material to the current period or any previously reported periods. The decrease in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

Nucor has substantially concluded U.S. federal income tax matters for years through 2012. The 2013 and 2014 tax years remain open to examination by the Internal Revenue Service (IRS). The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and is now examining the 2013 Canadian returns. The tax years 2009 through 2014 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax liabilities included in deferred credits and other liabilities were $456.9 million at April 2, 2016 ($449.2 million at December 31, 2015).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2015	$7,416,878	$369,135	$7,786,013
Total comprehensive income (loss)	125,951	33,707	159,658
Stock options	150	—	150
Issuance of stock under award plans, net of forfeitures	8,618	—	8,618
Amortization of unearned compensation	200	—	200
Treasury stock acquired	(5,173)	—	(5,173)
Dividends declared	(120,156)	—	(120,156)
Distributions to noncontrolling interests	—	(49,853)	(49,853)
Other	—	(1,385)	(1,385)

Stockholders’ equity at April 2, 2016	$7,426,468	$351,604	$7,778,072

Stockholders’ equity at December 31, 2014	$7,772,470	$302,648	$8,075,118
Total comprehensive income (loss)	(50,995)	16,492	(34,503)
Stock options	473	—	473
Issuance of stock under award plans, net of forfeitures	9,034	—	9,034
Amortization of unearned compensation	300	—	300
Dividends declared	(119,770)	—	(119,770)
Distributions to noncontrolling interests	—	(24,981)	(24,981)

Stockholders’ equity at April 4, 2015	$7,611,512	$294,159	$7,905,671

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME: The following tables reflect the changes in other accumulated comprehensive loss by component (in thousands):

	Three Months (13 weeks) Ended April 2, 2016
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive loss at December 31, 2015	$(11,700)	$(351,665)	$12,003	$(351,362)
Other comprehensive loss before reclassifications	(1,731)	53,897	—	52,166
Amounts reclassified from accumulated other comprehensive (loss) income into earnings (1)	3,031	—	—	3,031

Net current-period other comprehensive income (loss)	1,300	53,897	—	55,197

Accumulated other comprehensive loss at April 2, 2016	$(10,400)	$(297,768)	$12,003	$(296,165)

	Three Months (13 weeks) Ended April 4, 2015
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive loss at December 31, 2014	$(8,000)	$(148,968)	$11,260	$(145,708)
Other comprehensive loss before reclassifications	(2,268)	(116,695)	—	(118,963)
Amounts reclassified from accumulated other comprehensive (loss) income into earnings (1)	168	—	—	168

Net current-period other comprehensive income (loss)	(2,100)	(116,695)	—	(118,795)

Accumulated other comprehensive loss at April 4, 2015	$(10,100)	$(265,663)	$11,260	$(264,503)

(1)

Includes $3,031 and $168 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2016 and 2015, respectively. The tax impacts of those reclassifications were $1,700 and $100, respectively.

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

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable, the LIFO reserve and investments in and advances to affiliates. The balance of Corporate assets at December 31, 2015, was adjusted due to the adoption of new accounting guidance requiring the reclassification of debt issuance costs into liabilities in the first quarter of 2016 (see Note 1).

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015
Net sales to external customers:
Steel mills	$2,634,589	$3,053,339
Steel products	828,376	921,384
Raw materials	252,611	424,717

	$3,715,576	$4,399,440

Intercompany sales:
Steel mills	$470,263	$574,983
Steel products	21,206	19,497
Raw materials	1,171,362	1,832,918
Corporate/eliminations	(1,662,831)	(2,427,398)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$279,835	$217,128
Steel products	42,367	32,458
Raw materials	(63,372)	(41,497)
Corporate/eliminations	(117,304)	(89,044)

	$141,526	$119,045

	April 2, 2016	December 31, 2015
Segment assets:
Steel mills	$7,250,347	$7,318,706
Steel products	2,424,125	2,485,122
Raw materials	3,187,327	3,123,190
Corporate/eliminations	1,533,305	1,299,926

	$14,395,104	$14,226,944

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015
Basic net earnings per share:
Basic net earnings	$70,754	$67,800
Earnings allocated to participating securities	(369)	(350)

Net earnings available to common stockholders	$70,385	$67,450

Average shares outstanding	319,240	320,315

Basic net earnings per share	$0.22	$0.21

Diluted net earnings per share:
Diluted net earnings	$70,754	$67,800
Earnings allocated to participating securities	(369)	(350)

Net earnings available to common stockholders	$70,385	$67,450

Diluted average shares outstanding:
Basic shares outstanding	319,240	320,315
Dilutive effect of stock options and other	54	168

	319,294	320,483

Diluted net earnings per share	$0.22	$0.21

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been antidilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015
Anti-dilutive stock options:
Weighted average shares	2,403	455

Weighted average exercise price	$45.73	$50.63

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces direct reduced iron (DRI) for use in its steel mills. Through The David J. Joseph Company and its affiliates (DJJ), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (HBI) and DRI. Most of Nucor’s operating facilities and customers are located in North America, but Nucor does business outside of North America as well. Nucor’s operations include international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 74%, 56% and 60%, respectively, in the first quarter of 2016 compared with 65%, 57% and 43%, respectively, in the first quarter of 2015.

Results of Operations

Net Sales - Net sales to external customers by segment for the first quarter of 2016 and 2015 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015	% Change
Steel mills	$2,634,589	$3,053,339	-14%
Steel products	828,376	921,384	-10%
Raw materials	252,611	424,717	-41%

Net sales	$3,715,576	$4,399,440	-16%

Net sales for the first quarter of 2016 decreased 16% from the first quarter of 2015. Average sales price per ton decreased 23% from $781 in the first quarter of 2015 to $604 in the first quarter of 2016. Total tons shipped to outside customers in the first quarter of 2016 were 6,148,000, a 9% increase from the same period last year. Net sales for the first quarter of 2016 increased 7% from the fourth quarter of 2015 due to a 20% increase in total tons shipped to outside customers, and an 11% decrease in the average sales price per ton.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015	% Change
Steel production	5,390	4,758	13%

Outside steel shipments	4,899	4,165	18%
Inside steel shipments	748	722	4%

Total steel shipments	5,647	4,887	16%

Net sales for the steel mills segment decreased 14% from the first quarter of 2015 due primarily to a 27% decrease in the average sales price per ton from $732 to $538 and an 18% increase in tons sold to outside customers. All product groups within the steel mills segment experienced large decreases in average selling prices from the first quarter of 2015, with the most significant decreases impacting the sheet, bar and plate groups. The lower sales performance at our steel mills segment for the first quarter of 2016 reflects the impact of exceptionally high levels of steel imports flooding the domestic market throughout 2015 which continued to create downward pressure on pricing in early 2016. Although average sales price per ton declined significantly from the first quarter of last year, the large increase in shipments reflects recent declines in import volumes and greater stability in the steel market. We believe that steel mills sales volumes during the first quarter of 2015 were negatively impacted by the rapid decrease in scrap and steel prices which led to customer postponement of purchases in anticipation of lower pricing.

While our markets remained challenging during the first quarter of 2016, the 17% increase in net sales for the steel mills segment from the fourth quarter of 2015 reflects a very recent improvement in market conditions. Shipments to external customers in the first quarter of 2016 increased 28% from the fourth quarter of 2015, while the average sales price per ton decreased 9%. Although selling prices for all product groups within the steel mills segment declined in the first quarter from already weak fourth quarter levels, pricing improved notably by the end of the first quarter. Increased sales volumes in the first quarter of 2016 over the fourth quarter of 2015 are due to more balanced inventory levels at service center customers, competitor supply curtailments and greater demand for our products, particularly value-added cold-rolled and galvanized sheet steel.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended
	April 2, 2016	April 4, 2015	% Change
Joist sales	98	89	10%
Deck sales	101	82	23%
Cold finish sales	119	130	-8%
Fabricated concrete reinforcing steel sales	242	262	-8%

The 10% decrease in the steel products segment’s sales from the first quarter of 2015 is due to a 1% decrease in volume and a 9% decrease in average sales price per ton, from $1,404 to $1,271. The 13% decrease in the steel product segment’s sales from the fourth quarter of 2015 is primarily due to a 7% decrease in average selling prices and a 6% decrease in volumes. The decreased sales prices in the first quarter of 2016 are related to the sharp drop in the steel products businesses’ steel input costs and market expectations that selling prices reflect these lower steel input costs. Our cold finish sales prices were particularly affected as the selling prices for those businesses are often based on a raw material surcharge to reflect changes in steel input prices. Nonresidential construction markets slowed during the first quarter of 2016 due to seasonal factors, but we expect those markets to improve as the year progresses.

Sales for the raw materials segment decreased 41% from the first quarter of 2015 primarily because of significant decreases in volumes and average selling prices in DJJ’s brokerage operations. Depressed scrap prices at the beginning of 2016 reduced both volumes and margins for the brokerage businesses in the first quarter of 2016. In the first quarter of 2016, approximately 87% of outside sales in the raw materials segment were from the brokerage operations of DJJ, and approximately 10% of the outside sales were from the scrap processing facilities (87% and 9%, respectively, in the first quarter of 2015).

Gross Margins - For the first quarter of 2016, Nucor recorded gross margins of $286.9 million (8%), compared with $288.3 million (7%) in the first quarter of 2015. The gross margin was impacted by the 23% decrease in average sales price per ton that was partially offset by the 9% increase in total tons shipped to outside customers. The gross margins of $286.9 million (8%) decreased from gross margins in the fourth quarter of 2015 of $382.8 million (11%) due to the 11% decrease in average sales price per ton partially offset by the 20% increase in total tons shipped to outside customers. The following additional factors also affected gross margins:

•

In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 40% from $324 in the first quarter of 2015 and 12% from $219 in the fourth quarter of 2015 to $193 in the first quarter of 2016. Metal margins in the first quarter of 2016 decreased from the first quarter of 2015 due to lower metal margin per ton at our sheet, bar and plate mills, but this decrease was partially offset by improved volumes in the steel mills segment. Although metal margin per ton in the first quarter of 2016 decreased compared to the fourth quarter of 2015, total metal margin dollars increased as increased volumes over the fourth quarter at the steel mills more than offset the metal margin per ton decreases. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices began 2016 at very low levels, but they have been rising significantly as we enter the second quarter of 2016. In response to rising scrap prices and lower import levels, steel selling prices and metal margins have also risen notably by the end of the first quarter of 2016. We expect that scrap prices will continue to increase in the second quarter of 2016.

•

Nucor’s gross margins are significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year-over-year, primarily within raw material inventory in the steel mills segment. Gross margin was impacted by a LIFO charge of $27.5 million in the first quarter of 2016, compared with a credit of $16.5 million in the first quarter of 2015 and a credit of $217.8 million in the fourth quarter of 2015. The current year LIFO charge is consistent with management’s expectations of increasing costs in inventory at December 31, 2016, relative to prior year-end.

•

Steel mill energy costs decreased approximately $7 per ton in the first quarter of 2016 from the first quarter of 2015 and decreased approximately $2 per ton from the fourth quarter of 2015. The decrease from the first quarter of 2015 was due to significantly lower electricity and natural gas unit costs and improved productivity from higher steel production volumes. The decrease from the fourth quarter of 2015 was due to improved productivity from higher steel production volumes and lower natural gas unit costs.

•

Gross margins in the steel products segment in the first quarter of 2016 improved over the first quarter of 2015 due to lower input costs partly offset by a small decline in volumes. Gross margins in the steel products segment decreased from the fourth quarter of 2015 due to typical seasonality in nonresidential construction markets that occurs in the first quarter.

•

Gross margins related to DJJ’s brokerage operations for the first quarter of 2016 decreased significantly compared to the first quarter of 2015 due to decreased volumes and margin compression caused by falling scrap selling prices. However, DJJ experienced higher gross margins particularly within its scrap processing operations in the first quarter of 2016 compared with the fourth quarter of 2015. The improvement over the fourth quarter was due to both increased sales volumes and margins.

•

Market conditions in the first quarter of 2016 were very difficult for our DRI facilities, in which depressed levels of pricing for alternative raw materials has had an adverse impact on the facilities’ profitability. These difficult conditions are a continuation of a trend that worsened throughout 2015, and our DRI facilities experienced lower gross margins in the first quarter of 2016 compared with the first quarter of 2015. Nucor Steel Louisiana completed a planned maintenance outage in the fourth quarter of 2015, and the facility did not immediately resume operations until late January due to market conditions. Production operations at Nucor Steel Louisiana were suspended for almost the entire first quarter of 2015 as repairs were being made to the facility’s process gas heater that experienced a failure in the fourth quarter of 2014. We anticipate an improvement in operating results for the DRI facilities in the second and third quarters of 2016 as market conditions improve.

Marketing, Administrative and Other Expenses - A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $4.4 million in the first quarter of 2016 compared to the first quarter of 2015 due to increased profitability of the Company. These costs increased in the first quarter of 2016 as compared to the fourth quarter of 2015 as the Company recorded a net loss in the fourth quarter of 2015.

Marketing, administrative and other expenses decreased in the first quarter of 2016 compared to the first quarter of 2015 due to the absence of expenses related to the repair of the process gas heater at Nucor Steel Louisiana that were incurred in the first quarter of 2015.

Equity in (Earnings) Losses of Unconsolidated Affiliates - Equity in earnings of unconsolidated affiliates was $9.2 million in the first quarter of 2016 compared to losses of $0.3 million in the first quarter of 2015. The increase in equity method investment earnings is due to increased earnings at NuMit along with a $5.7 million benefit, $5.0 million of which is out-of-period, at Duferdofin Nucor primarily related to a change in the Italian income tax rate. The out-of-period adjustment was not material to the current period or any previously reported periods.

In the fourth quarter of 2015, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions caused by excess global overcapacity, which increased in 2015, and the difficult economic environment in Europe. After completing its assessment, the Company determined that the carrying amount exceeded its estimated fair value. The impairment condition was considered to be other than temporary and therefore the Company recorded a $153.0 million impairment charge against the Company’s investment in Duferdofin Nucor in the fourth quarter of 2015. Steel market conditions in Europe have continued to be challenging through the first quarter of 2016, and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

Interest Expense (Income) - Net interest expense for the first quarter of 2016 and 2015 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015
Interest expense	$47,374	$45,068
Interest income	(2,452)	(651)

Interest expense, net	$44,922	$44,417

In the first quarter of 2016 gross interest expense increased from the first quarter of 2015 due to an interest benefit recognized in 2015 related to previously unrecognized tax benefits and an increase in the average interest rate in 2016. Gross interest income increased due to higher rates earned on investments combined with an increase in average investments.

Earnings Before Income Taxes and Noncontrolling Interests - Earnings before income taxes and noncontrolling interests by segment for the first quarter of 2016 and 2015 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2016	April 4, 2015
Steel mills	$279,835	$217,128
Steel products	42,367	32,458
Raw materials	(63,372)	(41,497)
Corporate/eliminations	(117,304)	(89,044)

	$141,526	$119,045

Despite a small decrease in metal margins, earnings before income taxes and noncontrolling interests in the steel mills segment in the first quarter of 2016 improved from the first quarter of 2015. The increased earnings over the first quarter of last year were due to significantly higher volumes which improved our production costs per ton. The improved results of our Duferdofin Nucor and NuMit equity method joint ventures also contributed to the increase in earnings in the first quarter of 2016 over the first quarter of 2015. Although import levels still capture an extremely large portion of the domestic steel market, they have subsided from the exceptionally high levels experienced throughout 2015. Several important trade cases are in progress, and the Department of Commerce has announced preliminary duties. We are confident that once all the facts are known, final determinations by the Department of Commerce will fully address all dumping and subsidies associated with these cases. Overall operating rates at our steel mills increased to 74% in the first quarter of 2016 as compared to 65% in the first quarter of 2015. Automotive markets remain strong and we continue to see gradual demand improvement in nonresidential construction markets.

Earnings before income taxes and noncontrolling interests for the steel mills segment in the first quarter of 2016 more than doubled the fourth quarter of 2015 results after excluding the $153.0 million impairment charge related to our Duferdofin Nucor joint venture that was included in the segment’s fourth quarter results. Total metal margin dollars for the steel mills segment in the first quarter of 2016 increased over the fourth quarter of 2015 as increased volumes more than offset the metal margin per ton decreases. First quarter of 2016 results benefited from a lower average cost of inventory at the beginning of the quarter and an improvement in operating rates from 63% in the fourth quarter to 74% in the first quarter.

In the steel products segment, earnings before income taxes and noncontrolling interests in the first quarter of 2016 increased over the first quarter of 2015. The steel products segment continued to capitalize on the slow but steady growth in nonresidential construction markets. The performance of our joist, deck, rebar and building systems operations improved in the first quarter of 2016 compared to the first quarter of last year. As a result of typical seasonality experienced in nonresidential construction markets in the first quarter, earnings before income taxes and noncontrolling interests decreased in the first quarter of 2016 from the fourth quarter of 2015.

The profitability of our raw materials segment in the first quarter of 2016 decreased from the first quarter of 2015 primarily due to decreased performance of our DRI production facilities and DJJ’s brokerage businesses. The depressed level of pricing for alternative raw materials in early 2016 has had an adverse impact on the performance and margins of our DRI facilities. DJJ’s brokerage businesses experienced significant declines in sales volumes and margins early in 2016 compared with the first quarter of 2015. In spite of those negative factors, the earnings before income taxes and noncontrolling interests of the raw materials segment in the first quarter of 2016 improved from the fourth quarter of 2015 after excluding the $84.1 million impairment charge on assets related to a blast furnace project included in the segment’s fourth quarter of 2015 results. This improvement was primarily due to improved performance at our scrap processing businesses stemming from increased volumes and reduced costs due to expense reduction initiatives and operational efficiencies.

Noncontrolling Interests - Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS) of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the first quarter of 2016 was primarily attributable to the increased earnings of NYS, which were due to higher volumes and increased metal margins in the first quarter of 2016 as compared to the first quarter of 2015. A $3.9 million out-of-period adjustment reducing earnings attributable to noncontrolling interests and increasing net income attributable to Nucor stockholders is included in the first quarter of 2016 related to NYS’s noncontrolling interest. The out-of-period adjustment was not material to the current period or any previously reported periods. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2016 and 2015, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes - The effective tax rate was 26.2% in the first quarter of 2016 compared with 29.2% in the first quarter of 2015. We expect the effective tax rate for the full year of 2016 to be approximately 29.3% compared with 30.1% for the full year of 2015. The decrease in the effective tax rate for the first quarter of 2016 as compared to the first quarter of 2015 is primarily due to a $4.5 million favorable non-cash out-of-period adjustment to current tax balances during the first quarter of 2016. The out-of-period adjustments were not material to the current period or any previously reported periods. The decrease in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

We estimate that in the next twelve months our gross unrecognized tax benefits which totaled $51.2 million at April 2, 2016 exclusive of interest, could decrease by as much as $10.6 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has substantially concluded U.S. federal income tax matters for years through 2012. The 2013 and 2014 tax years remain open to examination by the IRS. The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and are now examining the 2013 Canadian returns. The tax years 2009 through 2014 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity - Nucor reported consolidated net earnings of $70.8 million, or $0.22 per diluted share, in the first quarter of 2016 compared to consolidated net earnings of $67.8 million, or $0.21 per diluted share, in the first quarter of 2015. Included in the first quarter of 2016 net earnings are out-of-period non-cash gains totaling $13.4 million. Each of these adjustments was discussed individually above. The out-of-period adjustments, individually and in the aggregate, were not material to the current period or any previously reported periods. Net earnings as a percentage of net sales was 2% in the first quarter of 2016 and 2015. Annualized return on average stockholders’ equity was 4% in the first quarter of 2016 and 2015.

Outlook - Earnings in the second quarter of 2016 are expected to be significantly improved from the first quarter of 2016. Performance of the steel mills segment is expected to improve in the second quarter of 2016 as compared to the first quarter of 2016 as recently announced price increases for many of our products are being accepted in the market. We believe that this improved performance by the steel mills segment in the second quarter of 2016 will be tempered by rising scrap prices. We expect increased profitability for our downstream products segment in the second quarter of 2016 as compared to the first quarter of 2016 due to seasonal factors as improving weather conditions benefit nonresidential construction markets. The performance of the raw materials segment is expected to improve in the second quarter of 2016 as compared to the first quarter of 2016 due to improved pricing at both our scrap processing businesses and DRI facilities.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2016 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $550.9 million in the first quarter of 2016 compared with $563.7 million in the first quarter of 2015. The primary reason for the change is decreased cash generated from changes in operating assets and liabilities of $236.4 million in the first quarter of 2016 compared with $306.3 million in the first quarter of 2015. The funding of our working capital increased over the prior year period due mainly to an increase in accounts receivable and a smaller decrease in inventory than what was experienced in the first quarter of 2015, partially offset by an increase in accounts payable. In addition, there was an increase of $20.2 million in net earnings from the first quarter of 2015 and $36.0 million of distributions received from affiliates (none in the first quarter of 2015). Accounts receivable increased due to a 20% increase in tons shipped to outside customers in the first quarter of 2016 from the fourth quarter of 2015. Inventories decreased due to the 2% decline in scrap cost and decreased quantities of scrap and scrap substitute on hand from year-end 2015 to the end of the first quarter of 2016. There was a decrease in cash used to fund accounts payable and other operating activities during the first quarter of 2016 compared with the same period in the prior year due to the timing of payments. The decrease in cash used by changes in salaries, wages and related accruals as compared to the first quarter of 2015 is primarily attributable to the decreased payout of accrued profit sharing and other incentive compensation costs in the first quarter of 2016, as compared to payouts in the first quarter of 2015. The first quarter of 2016 payment was based on Nucor’s financial performance in 2015, which had declined from 2014.

The current ratio was 3.9 at the end of the first quarter of 2016 and 4.2 at year-end 2015. Inventories decreased 6%, while accounts receivable and quarterly net sales increased 8% and 7%, respectively, from the fourth quarter of 2015. Accounts receivable and inventories changed due to the reasons cited above. In the first quarter of 2016, total accounts receivable turned approximately every six weeks and inventories turned approximately every nine weeks. These ratios compare with accounts receivable turnover of every six weeks and inventory turnover of every eight weeks in the first quarter of last year. Though inventory turnover slowed in the first quarter of 2016 as compared to the first quarter of 2015, it is comparable to the turnover rate experienced for the full year 2015, which was also nine weeks and reflects the dramatic rate of decrease in scrap costs throughout 2015. The current ratio was negatively impacted by increased accounts payable caused in part by the timing of payments.

Cash used in investing activities during the first quarter of 2016 decreased $73.7 million from the prior year period. The largest factor contributing to the decrease in cash used in investing activities was the $61.9 million decrease in purchases of investments.

Cash used in financing activities decreased by $134.8 million in the first quarter of 2016 compared with the prior year period. The majority of this change related to the net change in short-term debt. The primary driver of the change was the first quarter of 2015 repayment of approximately $151 million of commercial paper that was outstanding at year-end 2014. No commercial paper was outstanding at year-end 2015 or at April 2, 2016.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position increased to $2.33 billion as of April 2, 2016. Nucor’s strong cash and cash equivalents and short-term investments position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to invest for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions, and greenfield expansions. Our second priority is to provide our shareholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase our stock when our cash position is strong and our shares are attractively priced. In September 2015, Nucor’s board of directors authorized the repurchase of up to $900 million of the Company’s common stock. For the first time since 2008, Nucor repurchased approximately $66.5 million of stock in December 2015 and $5.2 million of stock in February 2016.

Subsequent to the end of the first quarter, we amended and extended our undrawn $1.5 billion line of credit to mature in April 2021. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A- rating from Standard and Poor’s and a Baa1 rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 2, 2016, our funded debt to total capital ratio was 36%, and we were in compliance with all other non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of April 2, 2016.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2016 are expected to be approximately $500 million compared to $364.8 million in 2015. The increase in projected 2016 capital expenditures is primarily due to the investment in attractive growth projects, particularly the expansion of our portfolio to higher value-added applications while maintaining our position as the market leader in many commodity products. Some of these projects include: Nucor-Yamato’s quench and self-tempering project to become the sole North American producer of high-strength, low-alloy beams; adding a heat treat facility at our Memphis, Tennessee SBQ mill to expand our participation in energy, automotive, heavy equipment, and service center markets; an upgraded finishing end at our Auburn, New York bar mill; expanding Skyline Steel’s structural pipe piling production capability; installing DRI handling equipment near our Gallatin, Kentucky sheet mill; adding direct quenching capability to our Tuscaloosa, Alabama plate mill to expand its capabilities to include high value, low alloy grades of plate; and expanding the port facility at our Berkeley County, South Carolina sheet and beam mill.

In February 2016, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.375 per share which was paid on May 11, 2016, to stockholders of record on March 31, 2016. This dividend was Nucor’s 172nd consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2015. There were no interest rate swaps outstanding at April 2, 2016.

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In periods of strong or stable demand for our products, we are more likely to be able to effectively reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for our products is weaker, this becomes more challenging. Our DRI facilities in Trinidad and Louisiana provide us with flexibility in managing our input costs. DRI is particularly important for operational flexibility when demand for prime scrap increases due to increased domestic steel production.

Natural gas produced by Nucor’s working interest drilling programs is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility. In addition to the natural gas needs at the Louisiana DRI facility, Nucor is also a substantial consumer of natural gas at our steel mill operations. Subject to natural gas pricing in the future, natural gas produced through the working interest drilling programs is expected to be sufficient in the future to cover Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants. However, the natural gas production from the working interest drilling programs currently does not completely cover the natural gas usage at our operating facilities due to the temporary suspension of drilling discussed below. For the three months ended April 2, 2016, the volume of natural gas sold from our natural gas working interest drilling programs was approximately 31% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Our natural gas working interest drilling programs are affected by changes in natural gas prices in an inverse manner to natural gas costs at our DRI and steel mill operations. As natural gas prices increase, our increased energy costs at our DRI and steel mill operations is somewhat mitigated by increased profit from sales of natural gas to third-party customers from our natural gas drilling programs. Likewise, as natural gas prices decrease, we experience decreased energy costs at our DRI and steel mill operations, but we also experience decreased profit from our natural gas drilling programs. The impact of low natural gas prices associated with our working interest drilling programs is limited by the existence of a drilling suspension clause. Nucor is contractually obligated to drill a minimum number of wells per year under the terms of our original agreements with Encana; however, we have the right to suspend drilling of new wells if market pricing falls below a pre-established threshold. In the fourth quarter of 2013, Nucor and Encana agreed to temporarily suspend drilling new natural gas wells until there is a sustained improvement in natural gas pricing.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At April 2, 2016, accumulated other comprehensive income (loss) included $10.4 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at April 2, 2016, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$2,900	$7,200
Aluminum	527	1,317
Copper	426	1,065

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe, and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at April 2, 2016, were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended April 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005, through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief on behalf of themselves and a putative class of all purchasers of steel products from the defendants in the U.S. between April 1, 2005, and December 31, 2007. Five of the eight defendants have reached court approved settlements with the plaintiffs. On September 9, 2015, the District Court entered an order ruling on issues of class certification. The Court granted in part, and denied in part, the plaintiffs’ motion, certifying a class solely on the issue of whether defendants engaged in a conspiracy in violation of the antitrust laws, and declining to certify a class on the issues of antitrust impact and damages. We continue to believe the plaintiffs’ claims are without merit and will continue to vigorously defend against them, but we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure. We have not recorded any reserves or contingencies related to this lawsuit.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended April 2, 2016 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2016 - January 31, 2016	—	—	—	$833,495
February 1, 2016 - February 29, 2016	136	$37.96	136	828,332
March 1, 2016 - April 2, 2016	—	—	—	828,332

For the Quarter Ended April 2, 2016	136	$37.96	136	$828,332

(1)	Includes commissions of $0.02 per share.
(2)	On September 2, 2015, the Company announced that the Board of Directors had approved a stock repurchase program under which the Company is authorized to repurchase up to $900 million of the Company’s common stock. The new $900 million share repurchase program replaced any previously authorized repurchase programs.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 2, 2016, filed on May 11, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: May 11, 2016

NUCOR CORPORATION

List of Exhibits to Form 10-Q – April 2, 2016

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 2, 2016, filed on May 11, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.