Form 10-Q
period 2016-07-02
NUCOR CORP
filed 2016-08-10
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

318,355,665 shares of common stock were outstanding at July 2, 2016.

Nucor Corporation

Form 10-Q

July 2, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net sales	$4,245,772	$4,357,609	$7,961,348	$8,757,049

Costs, expenses and other:
Cost of products sold	3,679,512	3,971,303	7,108,140	8,082,461
Marketing, administrative and other expenses	161,711	128,592	271,456	253,153
Equity in earnings of unconsolidated affiliates	(6,819)	(694)	(16,064)	(435)
Interest expense, net	40,484	42,186	85,406	86,603

	3,874,888	4,141,387	7,448,938	8,421,782

Earnings before income taxes and noncontrolling interests	370,884	216,222	512,410	335,267
Provision for income taxes	112,548	56,878	149,613	91,631

Net earnings	258,336	159,344	362,797	243,636
Earnings attributable to noncontrolling interests	24,564	34,589	58,271	51,081

Net earnings attributable to Nucor stockholders	$233,772	$124,755	$304,526	$192,555

Net earnings per share:
Basic	$0.73	$0.39	$0.95	$0.60
Diluted	$0.73	$0.39	$0.95	$0.60

Average shares outstanding:
Basic	319,360	320,506	319,299	320,409
Diluted	319,578	320,708	319,435	320,594

Dividends declared per share	$0.3750	$0.3725	$0.75	$0.7450

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net earnings	$258,336	$159,344	$362,797	$243,636

Other comprehensive income (loss):
Net unrealized income (loss) on hedging derivatives, net of income taxes of $1,900 and ($300) for the second quarter of 2016 and 2015, respectively, and $900 and ($1,600) for the first six months of 2016 and 2015, respectively	3,243	(464)	1,512	(2,732)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $1,900 and $700 for the second quarter of 2016 and 2015, respectively, and $3,600 and $800 for the first six months of 2016 and 2015, respectively	3,257	1,164	6,288	1,332
Foreign currency translation gain (loss), net of income taxes of $0 for the second quarter of 2016 and 2015, and $0 for the first six months of 2016 and 2015	8,287	24,395	62,184	(92,300)
Other, net of income taxes of $1,500 for the second quarter and first six months of 2015.	—	2,700	—	2,700

	14,787	27,795	69,984	(91,000)

Comprehensive income	273,123	187,139	432,781	152,636
Comprehensive income attributable to noncontrolling interests	(24,564)	(34,589)	(58,271)	(51,081)

Comprehensive income attributable to Nucor stockholders	$248,559	$152,550	$374,510	$101,555

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 2, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$1,781,150	$1,939,469
Short-term investments	550,000	100,000
Accounts receivable, net	1,789,942	1,383,823
Inventories, net	2,288,134	2,145,444
Other current assets	129,272	185,644

Total current assets	6,538,498	5,754,380

Property, plant and equipment, net	4,816,988	4,891,153

Goodwill	2,030,551	2,011,278

Other intangible assets, net	740,788	770,672

Other assets	797,758	799,461

Total assets	$14,924,583	$14,226,944

LIABILITIES

Current liabilities:
Short-term debt	$19,951	$51,315
Accounts payable	1,023,213	566,527
Federal income taxes payable	47,059	—
Salaries, wages and related accruals	319,633	289,004
Accrued expenses and other current liabilities	526,252	478,327

Total current liabilities	1,936,108	1,385,173

Long-term debt due after one year	4,337,561	4,337,145

Deferred credits and other liabilities	730,205	718,613

Total liabilities	7,003,874	6,440,931

EQUITY

Nucor stockholders’ equity:
Common stock	151,592	151,426
Additional paid-in capital	1,943,886	1,918,970
Retained earnings	7,319,961	7,255,972
Accumulated other comprehensive loss, net of income taxes	(281,378)	(351,362)
Treasury stock	(1,560,298)	(1,558,128)

Total Nucor stockholders’ equity	7,573,763	7,416,878

Noncontrolling interests	346,946	369,135

Total equity	7,920,709	7,786,013

Total liabilities and equity	$14,924,583	$14,226,944

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015

Operating activities:
Net earnings	$362,797	$243,636
Adjustments:
Depreciation	306,088	314,521
Amortization	35,587	36,895
Stock-based compensation	37,576	33,947
Deferred income taxes	(4,281)	(35,383)
Distributions from affiliates	37,026	12,142
Equity in earnings of unconsolidated affiliates	(16,064)	(435)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(398,266)	254,343
Inventories	(136,019)	472,104
Accounts payable	452,815	(159,872)
Federal income taxes	129,325	128,391
Salaries, wages and related accruals	32,091	(77,214)
Other operating activities	18,290	(28,371)

Cash provided by operating activities	856,965	1,194,704

Investing activities:
Capital expenditures	(227,342)	(175,253)
Investment in and advances to affiliates	(12,508)	(23,750)
Disposition of plant and equipment	11,631	17,932
Acquisitions (net of cash acquired)	—	(253)
Purchases of investments	(550,000)	(111,927)
Proceeds from the sale of investments	100,000	100,000
Other investing activities	6,265	1,870

Cash used in investing activities	(671,954)	(191,381)

Financing activities:
Net change in short-term debt	(31,375)	(164,466)
Repayment of long-term debt	—	(8,000)
Issuance of common stock	1,882	423
Excess tax benefits from stock-based compensation	916	1,200
Distributions to noncontrolling interests	(78,684)	(39,347)
Cash dividends	(240,302)	(239,476)
Acquisition of treasury stock	(5,173)	—
Other financing activities	(4,630)	(1,081)

Cash used in financing activities	(357,366)	(450,747)

Effect of exchange rate changes on cash	14,036	(224)

(Decrease) increase in cash and cash equivalents	(158,319)	552,352

Cash and cash equivalents - beginning of year	1,939,469	1,024,144

Cash and cash equivalents - end of six months	$1,781,150	$1,576,496

Non-cash investing activity:
Change in accrued plant and equipment purchases	$2,630	$(12,644)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Recently Issued Accounting Pronouncements - In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, additional accounting guidance was issued that deferred the effective date of this new accounting guidance by one year. In March 2016, additional accounting guidance was issued that clarifies the implementation guidance on principal versus agent considerations. In April 2016, additional accounting guidance was issued that clarifies aspects related to the identification of performance obligations and accounting for licenses. In May 2016, additional accounting guidance was issued that clarifies certain aspects of the implementation guidance, including collectability, collection of taxes from customers, noncash consideration and contract modification. The amendments are effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company is evaluating adoption methods and the impact the amendments will have on its consolidated financial statements.

In August 2014, new accounting guidance was issued that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for the Company for annual and interim reporting periods beginning after December 15, 2016, and is not expected to have an effect on the Company’s consolidated financial statements.

In January 2016, new accounting guidance was issued regarding the recognition and measurement of financial assets and financial liabilities. Changes to the current accounting guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the Financial Accounting Standards Board clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The standard is effective for the Company for annual and interim reporting periods beginning after December 15, 2017, and is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, new accounting guidance was issued regarding the accounting for leases. The new guidance requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The standard is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

2.	ACCOUNTS RECEIVABLE: An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of an allowance for doubtful accounts of $43.9 million at July 2, 2016 ($43.2 million at December 31, 2015).

3.	INVENTORIES: Inventories consisted of approximately 38% raw materials and supplies and 62% finished and semi-finished products at both July 2, 2016 and December 31, 2015. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 44% of total inventories as of July 2, 2016 (48% as of December 31, 2015). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $147.1 million higher at July 2, 2016 ($100.6 million higher at December 31, 2015). Use of the lower of cost or market methodology reduced inventories by $4.3 million at July 2, 2016 ($5.1 million at December 31, 2015).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $8.03 billion at July 2, 2016 ($7.74 billion at December 31, 2015).

Due to the current natural gas pricing environment, Nucor performed an impairment assessment of its producing natural gas well assets in December 2015. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future natural gas prices. The pricing used in this impairment assessment was developed by management based on natural gas market supply and demand dynamics, in conjunction with a review of projections by numerous sources of market data. This analysis was performed on each of Nucor’s three groups of wells, with each group defined by common geographic location. Each of Nucor’s three groups of wells passed the impairment test. One of the groups of wells had estimated undiscounted cash flows that were noticeably closer to its carrying value of $87.2 million as of December 31, 2015. The carrying value of that group of wells was $81.1 million at July 2, 2016. Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the analysis could cause management to revise the natural gas price assumption. Market conditions in the natural gas industry have continued to be challenging through the second quarter of 2016 and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could possibly result in an impairment of a portion or all of the groups of well assets.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended July 2, 2016, by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2015	$590,634	$691,067	$729,577	$2,011,278
Translation	—	19,273	—	19,273

Balance at July 2, 2016	$590,634	$710,340	$729,577	$2,030,551

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

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	July 2, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,190,075	$547,927	$1,185,299	$517,817
Trademarks and trade names	156,782	62,514	155,864	57,756
Other	23,034	18,662	23,025	17,943

	$1,369,891	$629,103	$1,364,188	$593,516

Intangible asset amortization expense for the second quarter of 2016 and 2015 was $17.5 million and $18.2 million, respectively, and was $35.6 million and $36.9 million in the first six months of 2016 and 2015, respectively. Annual amortization expense is estimated to be $69.9 million in 2016; $68.8 million in 2017; $65.9 million in 2018; $63.4 million in 2019; and $61.0 million in 2020.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $743.0 million at July 2, 2016 ($746.6 million at December 31, 2015) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at July 2, 2016 was $271.2 million ($258.2 million at December 31, 2015). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $96.8 million at July 2, 2016, resulting in a basis difference of $174.4 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($85.7 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.2 million in the second quarters of both 2016 and 2015, and was $4.4 million in the first six months of both 2016 and 2015.

As of July 2, 2016, Nucor had outstanding notes receivable of €35.0 million ($38.9 million) from Duferdofin Nucor (€35.0 million, or $38.2 million, as of December 31, 2015). The notes receivable bear interest at 1.14% and reset annually on September 30 to the twelve-month Euro Interbank Offered

Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2019. As of July 2, 2016 and December 31, 2015, the note receivable was classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee, the fair value of which is immaterial, for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (Facility A). The maximum amount Duferdofin Nucor can borrow under Facility A is €122.5 million ($136.2 million at July 2, 2016). As of July 2, 2016, there was €113.0 million ($125.6 million) outstanding under that facility (€119.0 million, or $129.8 million, at December 31, 2015). Facility A was amended in 2015 to extend the maturity date to October 12, 2018. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at July 2, 2016 was $297.8 million ($314.5 million as of December 31, 2015). Nucor received distributions of $1.0 million from NuMit during the second quarter of 2016 and a total of $37.0 million for the first half of 2016. NuMit distributions for the first half of 2015 were $12.1 million, all received in the second quarter.

HUNTER RIDGE

Nucor has a 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge). Hunter Ridge provides services for the gathering, separation and compression of energy products, including natural gas produced by Nucor’s working interest drilling programs. Nucor accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Hunter Ridge was $134.3 million at July 2, 2016 ($135.9 million at December 31, 2015).

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

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2015, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions caused by excess global overcapacity, which increased in 2015, and the difficult economic environment in Europe. After completing its assessment, the Company determined that the carrying amount exceeded its estimated fair value. The impairment condition was considered to be other than temporary and, as a result, the Company recorded a $153.0 million impairment charge against the Company’s investment in Duferdofin Nucor in the fourth quarter of 2015. Steel market conditions in Europe have continued to be challenging through the first half of 2016 and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $81.3 million at July 2, 2016 ($62.8 million at December 31, 2015). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $120.4 million at July 2, 2016 ($120.2 million at December 31, 2015).

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At July 2, 2016, natural gas swaps covering approximately 9.1 million MMBTUs (extending through June 2017) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	July 2, 2016	Dec. 31, 2015

Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$312	$909

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(6,200)	$(15,700)
Commodity contracts	Deferred credits and other liabilities	—	(2,800)

Total liability derivatives designated as hedging instruments		(6,200)	(18,500)

Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(663)	(353)

Total liability derivatives		$(6,863)	$(18,853)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended		Three Months (13 weeks) Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Commodity contracts	Cost of products sold	$3,243	$(464)	$(3,257)	$(1,164)	$—	$—

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended		Six Months (26 weeks) Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Commodity contracts	Cost of products sold	$1,512	$(2,732)	$(6,288)	$(1,332)	$—	$—

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Three Months (13 weeks) Ended		Six Months (26 weeks) Ended
		July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Commodity contracts	Cost of products sold	$(962)	$1,352	$(874)	$1,656

Foreign exchange contracts	Cost of products sold	(13)	4	(831)	762

Total		$(975)	$1,356	$(1,705)	$2,418

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of July 2, 2016 and December 31, 2015 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of July 2, 2016
Assets:
Cash equivalents	$1,554,846	$1,554,846	$—
Short-term investments	550,000	550,000	—
Foreign exchange contracts	312	—	312

Total assets	$2,105,158	$2,104,846	$312	$—

Liabilities:
Commodity and foreign exchange contracts	$(6,863)	$—	$(6,863)	$—

As of December 31, 2015
Assets:
Cash equivalents	$1,668,567	$1,668,567	$—
Short-term investments	100,000	100,000	—
Foreign exchange contracts	909	—	909

Total assets	$1,769,476	$1,768,567	$909	$—

Liabilities:
Commodity contracts	$(18,853)	$—	$(18,853)	$—

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments are held in similar short-term investment instruments as described in Note 4 to the consolidated financial statements included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2015. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.72 billion at July 2, 2016 ($4.44 billion at December 31, 2015). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 2, 2016 and December 31, 2015, or similar debt with the same maturities, ratings and interest rates.

10.

CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $20.5 million of accrued environmental costs at July 2, 2016 ($21.1 million at December 31, 2015), $9.2 million was classified in accrued expenses and other current liabilities ($9.7 million at December 31, 2015) and $11.3 million was classified in deferred credits and other liabilities ($11.4 million at December 31, 2015). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005 through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief on behalf of themselves and a putative class of all purchasers of steel products from the defendants in the U.S. between April 1, 2005 and December 31, 2007. Five of the eight defendants have reached court approved settlements with the plaintiffs. On September 9, 2015, the District Court entered an order ruling on issues of class certification. The Court granted in part, and denied in part, the plaintiffs’ motion, certifying a class solely on the issue of whether defendants engaged in a conspiracy in violation of the antitrust laws, and declining to certify a class on the issues of antitrust impact and damages. We continue to believe the plaintiffs’ claims are without merit and will continue to vigorously defend against them, but we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure and, consequently, have not recorded any reserves or contingencies related to this lawsuit.

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

A summary of activity under Nucor’s stock option plans for the first six months of 2016 is as follows (in thousands, except years and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	3,092	$43.51
Granted	899	$48.80
Exercised	(52)	$35.76		$744
Canceled	—	—

Outstanding at July 2, 2016	3,939	$44.82	7.5 years	$20,560

Options exercisable at July 2, 2016	1,904	$40.60	5.7 years	$17,841

For the 2016 stock option grant, the grant date fair value of $9.12 per share was calculated using the Black-Scholes option-pricing model with the following assumptions:

Exercise price	$48.80
Expected dividend yield	3.07%
Expected stock price volatility	26.14%
Risk-free interest rate	1.67%
Expected life (years)	6.5

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $7.1 million and $7.0 million in the second quarter of 2016 and 2015, respectively, and $7.3 million and $7.1 million in the first six months of 2016 and 2015, respectively. As of July 2, 2016, unrecognized compensation expense related to options was $2.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first six months of 2016 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,031	$47.93
Granted	723	$48.80
Vested	(636)	$48.06
Canceled	(7)	$48.11

Unvested at July 2, 2016	1,111	$48.42

Shares reserved for future grants (stock options and RSUs)	8,712

Compensation expense for RSUs was $18.3 million and $19.1 million in the second quarter of 2016 and 2015, respectively, and $23.2 million and $24.4 million in the first six months of 2016 and 2015, respectively. As of July 2, 2016, unrecognized compensation expense related to unvested RSUs was $42.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first six months of 2016 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	63	$48.07
Granted	123	$44.03
Vested	(112)	$45.13
Canceled	—	—

Unvested at July 2, 2016	74	$45.79

Shares reserved for future grants	852

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $4.8 million and $1.2 million in the second quarter of 2016 and 2015, respectively, and $7.0 million and $2.3 million in the first six months of 2016 and 2015, respectively. As of July 2, 2016, unrecognized compensation expense related to unvested restricted stock awards was $1.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $36.0 million and $21.2 million in the second quarter of 2016 and 2015, respectively, and $47.8 million and $32.3 million in the first six months of 2016 and 2015, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Interest expense	$43,477	$43,150	$90,851	$88,218
Interest income	(2,993)	(964)	(5,445)	(1,615)

Interest expense, net	$40,484	$42,186	$85,406	$86,603

14.	INCOME TAXES: The effective tax rate for the second quarter of 2016 was 30.3% compared to 26.3% for the second quarter of 2015. The increase in the effective tax rate for the second quarter of 2016 as compared to the second quarter of 2015 is primarily due to a $9.3 million benefit related to state tax credits during the second quarter of 2015. The increase in the effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

Nucor has substantially concluded U.S. federal income tax matters for years through 2012. The 2013 and 2014 tax years remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and is now examining the 2013 Canadian returns. The 2009 through 2015 tax years remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $451.4 million at July 2, 2016 ($449.2 million at December 31, 2015).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS), of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2015	$7,416,878	$369,135	$7,786,013
Total comprehensive income	374,510	58,271	432,781
Stock options	9,215	—	9,215
Issuance of stock under award plans, net of forfeitures	18,973	—	18,973
Amortization of unearned compensation	500	—	500
Treasury stock acquired	(5,173)	—	(5,173)
Dividends declared	(240,538)	—	(240,538)
Distributions to noncontrolling interests	—	(78,684)	(78,684)
Other	(602)	(1,776)	(2,378)

Stockholders’ equity at July 2, 2016	$7,573,763	$346,946	$7,920,709

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2014	$7,772,470	$302,648	$8,075,118
Total comprehensive income	101,555	51,081	152,636
Stock options	7,557	—	7,557
Issuance of stock under award plans, net of forfeitures	18,384	—	18,384
Amortization of unearned compensation	500	—	500
Dividends declared	(239,763)	—	(239,763)
Distributions to noncontrolling interests	—	(39,347)	(39,347)

Stockholders’ equity at July 4, 2015	$7,660,703	$314,382	$7,975,085

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The following tables reflect the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Three Month (13 week) Period Ended
	July 2, 2016
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total

April 2, 2016	$(10,400)	$(297,768)	$12,003	$(296,165)

Other comprehensive income (loss) before reclassifications	3,243	8,287	—	11,530

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	3,257	—	—	3,257

Net current-period other comprehensive income (loss)	6,500	8,287	—	14,787

July 2, 2016	$(3,900)	$(289,481)	$12,003	$(281,378)

	Six Month (26 week) Period Ended
	July 2, 2016
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total

December 31, 2015	$(11,700)	$(351,665)	$12,003	$(351,362)

Other comprehensive income (loss) before reclassifications	1,512	62,184	—	63,696

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	6,288	—	—	6,288

Net current-period other comprehensive income (loss)	7,800	62,184	—	69,984

July 2, 2016	$(3,900)	$(289,481)	$12,003	$(281,378)

(1)	Includes $3,257 and $6,288 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2016, respectively. The tax impacts of those reclassifications were $1,900 and $3,600, respectively.

	Three Month (13 week) Period Ended
	July 4, 2015
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total

April 4, 2015	$(10,100)	$(265,663)	$11,260	$(264,503)

Other comprehensive income (loss) before reclassifications	(464)	24,395	—	23,931

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	1,164	2,700	—	3,864

Net current-period other comprehensive income (loss)	700	27,095	—	27,795

July 4, 2015	$(9,400)	$(238,568)	$11,260	$(236,708)

	Six Month (26 week) Period Ended
	July 4, 2015
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total

December 31, 2014	$(8,000)	$(148,968)	$11,260	$(145,708)

Other comprehensive income (loss) before reclassifications	(2,732)	(92,300)	—	(95,032)

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	1,332	2,700	—	4,032

Net current-period other comprehensive income (loss)	(1,400)	(89,600)	—	(91,000)

July 4, 2015	$(9,400)	$(238,568)	$11,260	$(236,708)

(2)	Includes $1,164 and $1,332 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2015, respectively. The tax impacts of those reclassifications were $700 and $800, respectively. Also includes $2,700 of accumulated other comprehensive income reclassifications into marketing, administrative and other expenses for net losses on translation in both the second quarter and first six months of 2015. The tax impacts of those reclassifications were $1,500 in both the second quarter and first six months of 2015.

17.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (DJJ), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce direct reduced iron (DRI) used by the steel mills; our natural gas working interests; and Nucor’s equity method investment in Hunter Ridge. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense, stock-based compensation and changes in the LIFO reserve are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable, the LIFO reserve and investments in and advances to affiliates. The balance of Corporate assets at December 31, 2015 was adjusted due to the adoption of new accounting guidance requiring the reclassification of debt issuance costs into liabilities in the first quarter of 2016 (see Note 1).

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales to external customers:
Steel mills	$3,016,322	$2,968,644	$5,650,911	$6,021,983
Steel products	923,357	1,015,646	1,751,733	1,937,030
Raw materials	306,093	373,319	558,704	798,036

	$4,245,772	$4,357,609	$7,961,348	$8,757,049

Intercompany sales:
Steel mills	$554,395	$577,271	$1,024,658	$1,152,254
Steel products	27,954	21,020	49,160	40,517
Raw materials	1,771,470	1,687,941	2,942,832	3,520,859
Corporate/eliminations	(2,353,819)	(2,286,232)	(4,016,650)	(4,713,630)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$530,727	$198,500	$810,562	$415,628
Steel products	82,946	70,636	125,313	103,094
Raw materials	(27,181)	(38,104)	(90,553)	(79,601)
Corporate/eliminations	(215,608)	(14,810)	(332,912)	(103,854)

	$370,884	$216,222	$512,410	$335,267

	July 2, 2016	Dec. 31, 2015
Segment assets:
Steel mills	$7,667,489	$7,318,706
Steel products	2,538,141	2,485,122
Raw materials	3,200,209	3,123,190
Corporate/eliminations	1,518,744	1,299,926

	$14,924,583	$14,226,944

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic net earnings per share:
Basic net earnings	$233,772	$124,755	$304,526	$192,555
Earnings allocated to participating securities	(818)	(411)	(1,000)	(762)

Net earnings available to common stockholders	$232,954	$124,344	$303,526	$191,793

Average shares outstanding	319,360	320,506	319,299	320,409

Basic net earnings per share	$0.73	$0.39	$0.95	$0.60

Diluted net earnings per share:
Diluted net earnings	$233,772	$124,755	$304,526	$192,555
Earnings allocated to participating securities	(818)	(411)	(1,000)	(762)

Net earnings available to common stockholders	$232,954	$124,344	$303,526	$191,793

Diluted average shares outstanding:
Basic shares outstanding	319,360	320,506	319,299	320,409
Dilutive effect of stock options and other	218	202	136	185

	319,578	320,708	319,435	320,594

Diluted net earnings per share	$0.73	$0.39	$0.95	$0.60

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Anti-dilutive stock options:
Weighted-average shares	1,334	455	1,874	455

Weighted-average exercise price	$49.40	$50.63	$47.04	$50.63

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are “forward-looking statements” that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including competition from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing steel prices and the changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) availability and cost of electricity and natural gas which could negatively affect our cost of steel production or could result in a delay or cancellation of existing or future drilling within our natural gas working interest drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the U.S.; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; and (13) our safety performance.

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

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces DRI for use in its steel mills. Through DJJ, the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (HBI) and DRI. Most of Nucor’s operating facilities and customers are located in North America, but Nucor does business outside of North America as well. Nucor’s operations include international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit, as well as Nucor’s steel trading businesses and rebar distribution businesses. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes certain equity method investments, including our natural gas working interest drilling programs.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 79%, 61% and 62%, respectively, in the first six months of 2016, compared with 69%, 61% and 55%, respectively, in the first six months of 2015.

Results of Operations

Net Sales - Net sales to external customers by segment for the second quarter and first six months of 2016 and 2015 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	% Change	July 2, 2016	July 4, 2015	% Change

Steel mills	$3,016,322	$2,968,644	2%	$5,650,911	$6,021,983	-6%
Steel products	923,357	1,015,646	-9%	1,751,733	1,937,030	-10%
Raw materials	306,093	373,319	-18%	558,704	798,036	-30%

Net sales	$4,245,772	$4,357,609	-3%	$7,961,348	$8,757,049	-9%

Net sales for the second quarter of 2016 decreased 3% from the second quarter of 2015. Average sales price per ton decreased 9% from $720 in the second quarter of 2015 to $658 in the second quarter of 2016. Total tons shipped to outside customers in the second quarter of 2016 were 6,457,000, a 7% increase from the second quarter of 2015.

Net sales for the first six months of 2016 decreased 9% from the first six months of 2015. Average sales price per ton decreased 16% from $749 in the first half of 2015 to $632 in the first half of 2016, while total tons shipped to outside customers increased 8% from the first six months of 2015.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	% Change	July 2, 2016	July 4, 2015	% Change

Steel production	5,890	5,196	13%	11,280	9,954	13%

Outside steel shipments	5,082	4,578	11%	9,981	8,743	14%
Inside steel shipments	848	770	10%	1,596	1,492	7%

Total steel shipments	5,930	5,348	11%	11,577	10,235	13%

Net sales for the steel mills segment increased 2% in the second quarter of 2016 from the second quarter of 2015 due to an 11% increase in tons shipped to outside customers, offset by an 8% decrease in the average sales price per ton from $646 in the second quarter of 2015 to $593 in the second quarter of 2016. Our sheet, bar, structural and plate products experienced lower average selling prices in the second quarter of 2016 as compared to the second quarter of 2015, with the most significant decreases at our structural and plate mills. The 6% decrease in sales for the first half of 2016 compared to the first half of 2015 in the steel mills segment was primarily attributable to the 18% decrease in average sales price per ton from the first half of 2015 to the first half of 2016, offset by a 14% increase outside shipments. The increase in shipments from both the second quarter and first half of last year was positively impacted by recent declines in import volumes and gains in our share of the domestic steel market.

While challenges remain in the steel market, the 14% increase in net sales for the steel mills segment from the first quarter of 2016 reflects continued improvement in market conditions. Although average steel selling prices declined for all product groups in the second quarter and first half of 2016 compared to the second quarter and first half of 2015, pricing in the second quarter of 2016 has improved 10% from the first quarter of 2016. Additionally, steel mill shipments to external customers in the second quarter of 2016 increased 4% from the first quarter of 2016. Increased sales volumes in the second quarter of 2016 over the first quarter of 2016 are due to lower inventory levels in the supply chain, mainly at service centers, and decreased levels of imports.

Flat-rolled trade cases are having a positive impact as steel imports are down in the first six months of this year compared to the same period last year and preliminary duties are in place and being collected. Affirmative final determinations in the antidumping duty and countervailing duty cases of corrosion-resistant, cold-rolled steel and hot-rolled steel products were recently announced by the Department of Commerce and the International Trade Commission. Over the next several weeks, the government will complete its flat-rolled investigations by issuing final injury determinations on the remaining cold-rolled steel and on the hot-rolled steel cases. Once complete, we believe the government’s final determinations will address all dumping and subsidies associated with these cases. Nucor and other domestic steel producers also recently filed trade cases against cut-to-length steel plate imports from 12 countries because of injury that has occurred from unfairly traded imports in this market. We believe these cases should provide positive results as they work their way through the legal process over the next several months.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 weeks) Ended			Six Months (26 weeks) Ended
	July 2, 2016	July 4, 2015	% Change	July 2, 2016	July 4, 2015	% Change

Joist sales	95	97	-2%	193	186	4%
Deck sales	108	92	17%	209	174	20%
Cold finish sales	110	117	-6%	229	247	-7%
Fabricated concrete reinforcing steel sales	304	324	-6%	546	586	-7%

The 9% decrease in the steel products segment’s sales for the second quarter of 2016 from the second quarter of 2015 was due to a 2% decrease in volume and a 7% decrease in average sales price per ton from $1,380 to $1,285. The 10% decrease in the steel products segment’s sales for the first half of 2016 compared to the first half of 2015 was due to a 2% decrease in volume and an 8% decrease in average sales price per ton, from $1,391 to $1,278. Sales for the steel products segment in the second quarter of 2016 increased from the first quarter of 2016 due to seasonality and the continuing gradual improvement in nonresidential construction markets.

Sales for the raw materials segment decreased 18% in the second quarter of 2016 compared with the second quarter of 2015 and decreased 30% in the first half of 2016 compared with the first half of 2015 primarily due to lower average selling prices in DJJ’s brokerage operations and decreased volumes in both DJJ’s brokerage and scrap processing operations. In the second quarter of 2016, approximately 91% of outside sales in the raw materials segment were from the brokerage operations of DJJ and approximately 7% of the outside sales were from DJJ’s scrap processing operations (88% and 8%, respectively, in the second quarter of 2015). In the first half of 2016, approximately 89% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 8% of outside sales were from the scrap processing operations of DJJ (88% and 9%, respectively, in the first half of 2015). The raw materials segment sales for second quarter of 2016 increased 21% from the first quarter of 2016 primarily due to increased pricing.

Gross Margins - For the second quarter of 2016, Nucor recorded gross margins of $566.3 million (13%), compared with $386.3 million (9%) in the second quarter of 2015. Gross margins in the second quarter of 2016 benefitted from a 7% increase in tons sold to outside customers and lower raw materials costs, partially offset by a 9% decrease in average sales prices. The gross margins of $566.3 million (13%) in the second quarter of 2016 increased from the gross margins in the first quarter of 2016 of $286.9 million (8%) due to a 5% increase in tons shipped to outside customers and a 9% increase in average sales prices. The following factors also impacted gross margins:

•	In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 14% from $271 in the second quarter of 2015 to $232 in the second quarter of 2016. Metal margins in the second quarter of 2016 decreased from the second quarter 2015 due to lower metal margin per ton at our bar, structural and plate mills. Although metal margin per ton decreased, total metal margin dollars increased in the second quarter of 2016 compared with the second quarter of 2015 as increased volumes more than offset the metal margin per ton decreases. Additionally, metal margin per ton and total metal margin dollars at our sheet, bar and plate operations in the second quarter of 2016 increased compared to the first quarter of 2016. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices began 2016 at very low levels, but they rose significantly during the first half of 2016. We expect that scrap prices will begin to level off during the second half of 2016.

Average sheet product pricing and metal margins have increased significantly in the second quarter of 2016. However, since contract pricing represents approximately 60% of our sheet steel shipments, and a portion of our contract sales are priced on a lagging quarterly basis, we do not believe we have realized the full benefit of the current improved pricing environment for sheet steel. We therefore expect a further improvement in sheet steel pricing and gross margins in the third quarter of 2016.

•	Nucor’s gross margins can be significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was negatively impacted by a LIFO charge of $19.0 million in the second quarter of 2016, compared with a credit of $95.5 million in the second quarter of 2015 and a charge of $27.5 million in the first quarter of 2016.

•	Steel mill energy costs decreased approximately $5 per ton in the second quarter of 2016 compared with the second quarter of 2015 and decreased approximately $1 per ton from the first quarter of 2016. These decreases were due to lower electricity and natural gas unit costs and improved productivity resulting from higher steel production volumes.

•	Gross margins in the steel products segment in the second quarter of 2016 improved over the second quarter of 2015 due to lower input costs partially offset by a small decline in volumes. Gross margins in the steel products segment increased from the first quarter of 2016 due to increased volumes and average selling prices.

•	Gross margins related to DJJ’s brokerage and scrap processing operations for the second quarter of 2016 increased compared to the second quarter of 2015 due to a significant increase in sales price per ton within the scrap processing operations, offset by a slight decrease in sales price per ton within the brokerage operations and decreased volumes for both the brokerage and scrap processing operations. DJJ’s gross margins in the second quarter of 2016 significantly improved compared to the first quarter of 2016 due to increased selling prices within both the brokerage and scrap processing operations and increased brokerage operations volume. DJJ’s operations also benefitted from efficiency improvements resulting from cost reduction initiatives.

•	Our DRI facilities experienced slightly lower gross margins in the second quarter of 2016 compared with the second quarter of 2015 due to market conditions in which depressed levels of pricing for alternative raw materials in the second quarter of 2016 as compared to the second quarter of 2015 had an adverse effect on the facilities’ profitability. Gross margins for our DRI facilities in the second quarter of 2016 were significantly improved compared to the first quarter of 2016 due to lower costs driven by yield improvements as well as the Nucor Steel Louisiana’s facility being in operation for the entire second quarter. We anticipate continued improvement in operating results for the DRI facilities in the third quarter of 2016 due to the continued improvement of iron units pricing, lower iron ore costs and continued gains in yield performance.

For the first half of 2016, Nucor recorded gross margins of $853.2 million (11%), compared to $674.6 million (8%) in the first half of 2015. The gross margin was positively impacted by an 8% increase in shipments to outside customers which was partially offset by a 16% decrease in average sales price per ton in the first six months of 2016 as compared to the first six months of 2015. Gross margins were also impacted by the following factors:

•	In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 28% from $297 in the first half of 2015 to $213 in the first half of 2016. Metal margins decreased from the first half of 2015 compared to the first half of 2016, however, increased volumes more than offset the decrease in metal margin per ton resulting in an overall improvement in total metal margin dollars.

•	Gross margins were negatively impacted by a $46.5 million LIFO charge in the first half of 2016 as compared to a $112.0 million LIFO credit in the first half of 2015.

•	Energy costs for the first half of 2016 decreased $7 per ton from the first half of 2015 due to lower electricity and natural gas unit costs and improved productivity resulting from higher steel production volumes.

•	Gross margins in the steel products segment increased in the first half of 2016 over the first half of 2015 due to lower input costs partially offset by a small decline in volumes.

•	Within the raw materials segment, the impact of lower DRI margins due to factors mentioned above negatively impacted the first half of 2016 compared to the first half of 2015.

Marketing, Administrative and Other Expenses - A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $22.6 million in the second quarter of 2016 compared to the second quarter of 2015, and increased $27.0 million in the first half of 2016 compared to the first half of 2015, due to the increased profitability of the Company. Profit sharing and other incentive compensation costs increased $41.7 million in the second quarter of 2016 compared to the first quarter of 2016 due to the annual RSU and stock option grants that occurred in the second quarter of 2016, and increased profitability of the Company in the second quarter of 2016 compared to the first quarter of 2016.

Equity in Earnings of Unconsolidated Affiliates - Equity in earnings of unconsolidated affiliates was $6.8 million and $0.7 million in the second quarter of 2016 and 2015, respectively, and $16.1 million and $0.4 million in the first half of 2016 and 2015, respectively. The increase in equity method investment earnings is due to increased earnings at NuMit during both the second quarter and the first half of 2016. Additionally, included in equity method investment earnings in the first half of 2016 is a $5.7 million benefit, $5.0 million of which is out-of-period, at Duferdofin Nucor primarily related to a change in the Italian income tax rate. The out-of-period adjustment is not material to the current period or any previously reported periods.

In the fourth quarter of 2015, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions caused by excess global overcapacity, which increased in 2015, and the difficult economic environment in Europe. After completing its assessment, the Company determined that the carrying amount exceeded its estimated fair value. The impairment condition was considered to be other than temporary and therefore the Company recorded a $153.0 million impairment charge against the Company’s investment in Duferdofin Nucor in the fourth quarter of 2015. Steel market conditions in Europe have continued to be challenging through the second quarter of 2016 and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

Interest Expense (Income) - Net interest expense for the second quarter and first half of 2016 and 2015 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Interest expense	$43,477	$43,150	$90,851	$88,218
Interest income	(2,993)	(964)	(5,445)	(1,615)

Interest expense, net	$40,484	$42,186	$85,406	$86,603

Interest expense for the second quarter and first half of 2016 increased slightly compared to the respective prior year periods due to higher average interest rates on our variable rate debt. Interest income for the second quarter and first half of 2016 increased compared to the respective prior year periods due to increased average investment levels and higher average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests - Earnings before income taxes and noncontrolling interests by segment for the second quarter and first half of 2016 and 2015 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Steel mills	$530,727	$198,500	$810,562	$415,628
Steel products	82,946	70,636	125,313	103,094
Raw materials	(27,181)	(38,104)	(90,553)	(79,601)
Corporate/eliminations	(215,608)	(14,810)	(332,912)	(103,854)

	$370,884	$216,222	$512,410	$335,267

Despite small decreases in metal margins per ton, earnings before income taxes and noncontrolling interests in the steel mills segment in the second quarter and first half of 2016 improved significantly compared with the respective prior year periods. The increased earnings over the second quarter and first half of last year were due to significantly higher volumes which improved our energy and other production costs per ton. The improved results of our Duferdofin Nucor and NuMit equity method joint ventures also contributed to the increase in earnings in the second quarter and first half of 2016 over the second quarter and first half of 2015. Overall operating rates at our steel mills increased to 83% in the second quarter of 2016 as compared to 73% in the second quarter of 2015 and increased to 79% in the first half of 2016 as compared to 69% in the first half of 2015. Automotive markets remain strong and we continue to see gradual demand improvement in nonresidential construction markets.

Earnings before income taxes and noncontrolling interests for the steel mills segment for the second quarter of 2016 significantly increased from the first quarter of 2016 due to higher sales volume, higher average sales prices and higher metal margin dollars resulting from factors discussed above. Second quarter of 2016 results also benefitted from an improvement in operating rates of 74% in the first quarter to 83% in the second quarter.

In the steel products segment, earnings before income taxes and noncontrolling interests in the second quarter and first half of 2016 increased compared to the respective prior year periods. The steel products segment continued to capitalize on the slow but steady growth in nonresidential construction markets. The performance of our joist, deck, building systems, fastener and rebar operations improved in the first half of 2016 compared to the first half of 2015 and the performance of our deck, building systems, cold finish, fastener and rebar operations improved in the second quarter of 2016 compared to the second quarter of 2015. As a result of typical seasonality experienced in nonresidential construction markets in the first quarter, earnings before income taxes and noncontrolling interests increased in the second quarter of 2016 from the first quarter of 2016.

The raw materials segment in the first half of 2016 as compared with the first half of 2015 was negatively impacted by the previously mentioned depressed pricing levels and shrinking margins at our DRI facilities. DRI margins improved in the second quarter of 2016 compared to the first quarter of 2016, but were still slightly down compared to the second quarter of 2015. The improved performance of the raw materials segment for the second quarter of 2016 compared to the second quarter of 2015 was attributable to our scrap processing business, which benefitted from improved efficiency resulting in lower costs.

The increase in losses in Corporate/eliminations in the second quarter and first six months of 2016 as compared to the second quarter and first six months of 2015 was driven primarily by the change in LIFO from a credit in the prior year periods to a charge in the current year periods, increased profit sharing and incentive compensation costs in the current year periods as compared to the prior year periods, and greater allowances to eliminate intercompany profit in inventory in the current year periods as compared to the prior year periods.

Noncontrolling Interests - Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily NYS, of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the second quarter of 2016 as compared to the second quarter of 2015 was primarily attributable to the decreased earnings of NYS. NYS had a planned twelve-day outage associated with a capital project in the second quarter of 2016 and lower metal margins in the second quarter of 2016 as compared to the second quarter of 2015. The increase in earnings attributable to noncontrolling interests in the first half of 2016 as compared to the first half of 2015 is mainly the result of higher sales volumes, partially offset by the twelve-day outage mentioned above and lower metal margins in the first half of 2016 as compared to the first half of 2015. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first half of 2016, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes - The effective tax rate for the second quarter of 2016 was 30.3% compared to 26.3% for the second quarter of 2015. We expect the effective tax rate for the full year of 2016 to be approximately 30.2% compared with 30.1% for the full year of 2015. The increase in the effective tax rate for the second quarter of 2016 as compared to the second quarter of 2015 is primarily due to a $9.3 million benefit related to state tax credits during the second quarter of 2015. The increase in the effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

We estimate that in the next twelve months our gross unrecognized tax benefits which totaled $47.6 million at July 2, 2016 exclusive of interest, could decrease by as much as $9.0 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has substantially concluded U.S. federal income tax matters for years through 2012. The 2013 and 2014 tax years remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and is now examining the 2013 Canadian returns. The 2009 through 2015 tax years remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity - Nucor reported consolidated net earnings of $233.8 million, or $0.73 per diluted share, in the second quarter of 2016 compared with consolidated net earnings of $124.8 million, or $0.39 per diluted share, in the second quarter of 2015. Net earnings attributable to Nucor stockholders as a percentage of net sales was 6% and 3% in the second quarter of 2016 and 2015, respectively.

Nucor reported consolidated net earnings of $304.5 million, or $0.95 per diluted share, in the first half of 2016, compared to consolidated net earnings of $192.6 million, or $0.60 per diluted share, in the first half of 2015. Net earnings attributable to Nucor stockholders as a percentage of net sales was 4% and 2% in the first half of 2016 and 2015, respectively. Annualized return on average stockholders’ equity was 8% and 5% in the first half of 2016 and 2015, respectively.

Outlook - We expect further strong improvement in earnings in the third quarter of 2016. Most of the quarter over quarter improvement will be in the steel mills segment, primarily in our sheet mills. The performance of the raw materials segment is expected to improve significantly in the third quarter of 2016 as compared to the second quarter of 2016 due primarily to improved performance at our DRI facilities. We expect increased profitability for our downstream products segment in the third quarter of 2016 as compared to the second quarter of 2016 due to the gradual improvement in nonresidential construction markets.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2016 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $857.0 million in the first half of 2016 compared with $1.2 billion in the first half of 2015. The primary reason for the change is decreased cash generated from changes in operating assets and operating liabilities of $98.2 million in the first half of 2016 compared with $589.4 million in the first half of 2015. The funding of our working capital in the first half of 2016 increased over the prior year period due mainly to increases in accounts receivable and inventories, partially offset by increases in accounts payable and salaries, wages and related accruals. Accounts receivable increased due to a 26% increase in outside sales tons, partially offset by a 3% decrease in average sales price per ton in the second quarter of 2016 from the fourth quarter of 2015. Inventories and accounts payable increased due to the rapid increase in scrap and scrap substitute costs from year-end 2015 to the end of the second quarter of 2016. The increase in salaries, wages and related accruals as compared to the first half of 2015 is due to greater performance-based bonus accruals due to the Company’s increased profitability during the first six months of 2016 over the same period in the previous year. Partially offsetting the decrease in cash generated from changes in operating assets and operating liabilities was a $119.2 million increase in net earnings in the first half of 2016 over the first half of 2015.

The current ratio was 3.4 at the end of the second quarter of 2016 and 4.2 at year-end 2015. The current ratio was negatively impacted by an 81% increase in accounts payable as compared to year end 2015 due to the reasons cited above. The current ratio was positively impacted by a 14% increase from 2015 in cash and cash equivalents and short-term investments due to the robust amount of cash generated by operations and increased purchases of short-term investments during the first half of 2016. Accounts receivable and inventories increased 29% and 7%, respectively, since year end 2015 due to the reasons cited above. In the second quarter of 2016, total accounts receivable turned approximately every five weeks and inventories turned approximately every eight weeks. These ratios compare with accounts receivable turnover every six weeks and inventory turnover every eight weeks in the second quarter of 2015. The accounts receivable turnover calculation was positively impacted by an 8% increase in outside shipments in the first half of 2016 from the first half of 2015. The accounts receivable turnover calculation for the first half of 2016 is comparable to the turnover rate experienced for the full year 2015.

Cash used in investing activities during the first half of 2016 increased $480.6 million from the prior year period. The largest factor contributing to the increase in cash used in investing activities was the $438.1 million increase in purchases of investments. Additionally, cash used for capital expenditures increased by $52.1 million over the first half of 2015 due to NYS’s quench and self-tempering expansion and a variety of other capital projects.

Cash used in financing activities decreased by $93.4 million in the first half of 2016 compared with the prior year period. The majority of this change related to the net change in short-term debt, driven by the first quarter 2015 repayment of approximately $151 million of commercial paper that was outstanding at year-end 2014. No commercial paper was outstanding at year-end 2015 or at July 2, 2016.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $2.33 billion as of July 2, 2016. Nucor’s strong cash and cash equivalents and short-term investments position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to invest for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions, and greenfield expansions. Our second priority is to provide our shareholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase our stock when our cash position is strong and attractively priced growth opportunities are limited. In September 2015, Nucor’s Board of Directors authorized the repurchase of up to $900 million of the Company’s common stock. For the first time since 2008, Nucor repurchased approximately $66.5 million of stock in December 2015 and $5.2 million of stock in February 2016.

During the second quarter of 2016, we amended and extended our undrawn $1.5 billion line of credit to mature in April 2021. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any metals and mining company in North America, with an A- rating from Standard and Poor’s and a Baa1 rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 2, 2016, our funded debt to total capital ratio was 35%, and we were in compliance with all other non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of July 2, 2016.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2016 are expected to be approximately $500 million compared to $364.8 million in 2015. The increase in projected 2016 capital expenditures is primarily due to the investment in attractive growth projects, particularly the expansion of our portfolio to higher value-added applications while maintaining our position as the market leader in many commodity products. Some of these projects include: NYS’s quench and self-tempering project to become the sole North American producer of high-strength, low-alloy beams; adding a heat treat facility at our Memphis, Tennessee SBQ mill to expand our participation in energy, automotive, heavy equipment, and service center markets; an upgraded finishing end at our Auburn, New York bar mill; expanding Skyline Steel, LLC’s structural pipe piling production capability; installing DRI handling equipment at our Gallatin, Kentucky sheet mill; adding direct quenching capability to our Tuscaloosa, Alabama plate mill to expand its capabilities to include high value, low alloy grades of plate; and expanding the port facility at our Berkeley County, South Carolina sheet and beam mill.

In June 2016, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.375 per share payable on August 11, 2016 to stockholders of record on June 30, 2016. This dividend is Nucor’s 173rd consecutive quarterly cash dividend.

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

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2015. There were no interest rate swaps outstanding at July 2, 2016.

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

Natural gas produced by Nucor’s working interest drilling programs is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility. In addition to the natural gas needs at the Louisiana DRI facility, Nucor is also a substantial consumer of natural gas at our steel mill operations. Subject to natural gas pricing in the future, natural gas produced through the working interest drilling programs is expected to be sufficient in the future to cover Nucor’s demand at all of its steel mills in the United States plus the demand of two DRI plants or, alternatively, at three DRI plants. However, the natural gas production from the working interest drilling programs currently does not completely cover the natural gas usage at our operating facilities due to the temporary suspension of drilling discussed below. For the six months ended July 2, 2016, the volume of natural gas sold from our natural gas working interest drilling programs was approximately 30% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Our natural gas working interest drilling programs are affected by changes in natural gas prices in an inverse manner to natural gas costs at our DRI and steel mill operations. As natural gas prices increase, our increased energy costs at our DRI and steel mill operations is somewhat mitigated by increased profit from sales of natural gas to third-party customers from our natural gas working interest drilling programs. Likewise, as natural gas prices decrease, we experience decreased energy costs at our DRI and steel mill operations, but we also experience decreased profit from our natural gas working interest drilling programs. The impact of low natural gas prices associated with our working interest drilling programs is limited by the existence of a drilling suspension clause. Nucor is contractually obligated to drill a minimum number of wells per year under the terms of our original agreements with Encana Oil & Gas (USA) Inc. (Encana); however, we have the right to suspend drilling of new wells if market pricing falls below a pre-established threshold. In the fourth quarter of 2013, Nucor and Encana agreed to temporarily suspend drilling new natural gas wells until there is a sustained improvement in natural gas pricing.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss), net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At July 2, 2016, accumulated other comprehensive income (loss) included $3.9 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at July 2, 2016, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	2,890	7,230
Aluminum	987	2,468
Copper	728	1,821

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe, and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at July 2, 2016 were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended July 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Nucor has been named, along with other major steel producers, as a co-defendant in several related antitrust class-action complaints filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints have been voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005 through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. The plaintiffs seek monetary and other relief on behalf of themselves and a putative class of all purchasers of steel products from the defendants in the U.S. between April 1, 2005 and December 31, 2007. Five of the eight defendants have reached court approved settlements with the plaintiffs. On September 9, 2015, the District Court entered an order ruling on issues of class certification. The Court granted in part, and denied in part, the plaintiffs’ motion, certifying a class solely on the issue of whether defendants engaged in a conspiracy in violation of the antitrust laws, and declining to certify a class on the issues of antitrust impact and damages. We continue to believe the plaintiffs’ claims are without merit and will continue to vigorously defend against them, but we cannot at this time predict the outcome of this litigation or estimate the range of Nucor’s potential exposure. We have not recorded any reserves or contingencies related to this lawsuit.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 2, 2016, filed on August 10, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: August 10, 2016