Form 10-Q
period 2016-10-01
NUCOR CORP
filed 2016-11-09
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

318,485,158 shares of common stock were outstanding at October 1, 2016.

Nucor Corporation

Form 10-Q

October 1, 2016

INDEX

			Page

Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings - Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 1, 2016 and October 3, 2015	3

		Condensed Consolidated Statements of Comprehensive Income - Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 1, 2016 and October 3, 2015	4

		Condensed Consolidated Balance Sheets - October 1, 2016 and December 31, 2015	5

		Condensed Consolidated Statements of Cash Flows - Nine Months (39 Weeks) Ended October 1, 2016 and October 3, 2015	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4	Controls and Procedures	34

Part II	Other Information

	Item 1	Legal Proceedings	34

	Item 1A	Risk Factors	35

	Item 6	Exhibits	35

Signatures			36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net sales	$4,290,236	$4,225,514	$12,251,584	$12,982,563

Costs, expenses and other:
Cost of products sold	3,665,900	3,701,678	10,774,040	11,784,139
Marketing, administrative and other expenses	169,223	124,339	440,679	377,492
Equity in earnings of unconsolidated affiliates	(14,168)	(115)	(30,232)	(550)
Interest expense, net	43,009	45,341	128,415	131,944

	3,863,964	3,871,243	11,312,902	12,293,025

Earnings before income taxes and noncontrolling interests	426,272	354,271	938,682	689,538
Provision for income taxes	131,788	86,535	281,401	178,166

Net earnings	294,484	267,736	657,281	511,372
Earnings attributable to noncontrolling interests	24,448	40,610	82,719	91,691

Net earnings attributable to Nucor stockholders	$270,036	$227,126	$574,562	$419,681

Net earnings per share:
Basic	$0.84	$0.71	$1.79	$1.30
Diluted	$0.84	$0.71	$1.79	$1.30

Average shares outstanding:
Basic	319,737	320,819	319,444	320,544
Diluted	320,028	320,900	319,632	320,695

Dividends declared per share	$0.3750	$0.3725	$1.1250	$1.1175

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Net earnings	$294,484	$267,736	$657,281	$511,372

Other comprehensive (loss) income:
Net unrealized (loss) income on hedging derivatives, net of income taxes of ($300) and ($2,300) for the third quarter of 2016 and 2015, respectively, and $600 and ($3,900) for the first nine months of 2016 and 2015, respectively	(600)	(3,985)	912	(6,717)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $1,200 and $1,000 for the third quarter of 2016 and 2015, respectively, and $4,800 and $1,800 for the first nine months of 2016 and 2015, respectively	2,000	1,685	8,288	3,017
Foreign currency translation (loss) gain, net of income taxes of $0 for the third quarter of 2016 and 2015, and $0 for the first nine months of 2016 and 2015	(8,606)	(62,903)	53,578	(155,203)
Other, net of income taxes of $1,500 for the first nine months of 2015	—	—	—	2,700

	(7,206)	(65,203)	62,778	(156,203)

Comprehensive income	287,278	202,533	720,059	355,169
Comprehensive income attributable to noncontrolling interests	(24,448)	(40,610)	(82,719)	(91,691)

Comprehensive income attributable to Nucor stockholders	$262,830	$161,923	$637,340	$263,478

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 1, 2016	Dec. 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$1,704,707	$1,939,469
Short-term investments	650,000	100,000
Accounts receivable, net	1,850,455	1,383,823
Inventories, net	2,338,432	2,145,444
Other current assets	156,828	185,644

Total current assets	6,700,422	5,754,380

Property, plant and equipment, net	4,913,355	4,891,153

Goodwill	2,026,841	2,011,278

Other intangible assets, net	757,627	770,672

Other assets	715,434	799,461

Total assets	$15,113,679	$14,226,944

LIABILITIES

Current liabilities:
Short-term debt	$29,795	$51,315
Accounts payable	926,118	566,527
Salaries, wages and related accruals	389,585	289,004
Accrued expenses and other current liabilities	552,989	478,327

Total current liabilities	1,898,487	1,385,173

Long-term debt due after one year	4,338,347	4,337,145

Deferred credits and other liabilities	786,329	718,613

Total liabilities	7,023,163	6,440,931

EQUITY

Nucor stockholders’ equity:
Common stock	151,637	151,426
Additional paid-in capital	1,954,451	1,918,970
Retained earnings	7,469,580	7,255,972
Accumulated other comprehensive loss, net of income taxes	(288,584)	(351,362)
Treasury stock	(1,559,838)	(1,558,128)

Total Nucor stockholders’ equity	7,727,246	7,416,878

Noncontrolling interests	363,270	369,135

Total equity	8,090,516	7,786,013

Total liabilities and equity	$15,113,679	$14,226,944

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015

Operating activities:
Net earnings	$657,281	$511,372
Adjustments:
Depreciation	459,109	469,239
Amortization	54,066	55,673
Stock-based compensation	44,210	39,542
Deferred income taxes	49,834	(52,661)
Distributions from affiliates	38,474	14,149
Equity in earnings of unconsolidated affiliates	(30,232)	(550)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(328,000)	328,671
Inventories	(184,320)	370,445
Accounts payable	216,218	(83,396)
Federal income taxes	28,915	113,458
Salaries, wages and related accruals	103,324	(15,993)
Other operating activities	62,801	7,350

Cash provided by operating activities	1,171,680	1,757,299

Investing activities:
Capital expenditures	(327,436)	(283,087)
Investment in and advances to affiliates	(48,167)	(41,271)
Disposition of plant and equipment	14,883	24,996
Acquisitions (net of cash acquired)	(48,105)	(253)
Purchases of investments	(650,000)	(111,927)
Proceeds from the sale of investments	100,000	111,452
Other investing activities	13,350	2,947

Cash used in investing activities	(945,475)	(297,143)

Financing activities:
Net change in short-term debt	(21,520)	(152,529)
Repayment of long-term debt	—	(16,300)
Issuance of common stock	5,727	423
Excess tax benefits from stock-based compensation	1,507	1,700
Distributions to noncontrolling interests	(86,808)	(56,085)
Cash dividends	(360,675)	(359,461)
Acquisition of treasury stock	(5,173)	—
Other financing activities	(5,212)	(1,630)

Cash used in financing activities	(472,154)	(583,882)

Effect of exchange rate changes on cash	11,187	(4,993)

(Decrease) increase in cash and cash equivalents	(234,762)	871,281

Cash and cash equivalents - beginning of year	1,939,469	1,024,144

Cash and cash equivalents - end of nine months	$1,704,707	$1,895,425

Non-cash investing activity:
Change in accrued plant and equipment purchases	$140,347	$(14,577)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In August 2014, new accounting guidance was issued that specifies the responsibility that an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for the Company for annual and interim reporting periods ending after December 15, 2016, and is not expected to have an effect on the Company’s consolidated financial statements.

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

In March 2016, new accounting guidance was issued regarding employee share-based payment accounting. The new guidance simplifies certain aspects of the accounting for share-based payment transactions, including income tax requirements, forfeitures and presentation on the balance sheet and statement of cash flows. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

In August 2016, new accounting guidance was issued regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance addresses specific cash flow presentation issues in order to reduce diversity in existing practice. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

2.	ACCOUNTS RECEIVABLE: An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of an allowance for doubtful accounts of $45.7 million at October 1, 2016 ($43.2 million at December 31, 2015).

3.	INVENTORIES: Inventories consisted of approximately 40% raw materials and supplies and 60% finished and semi-finished products at October 1, 2016 (38% and 62%, respectively, at December 31, 2015). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

Inventories valued using the last-in, first-out (LIFO) method of accounting represented approximately 49% of total inventories as of October 1, 2016 (48% as of December 31, 2015). If the first-in, first-out (FIFO) method of accounting had been used, inventories would have been $206.3 million higher at October 1, 2016 ($100.6 million higher at December 31, 2015). Use of the lower of cost or market methodology reduced inventories by $8.9 million at October 1, 2016 ($5.1 million at December 31, 2015).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $8.16 billion at October 1, 2016 ($7.74 billion at December 31, 2015).

On October 1, 2016, Nucor purchased 49% of Encana Oil & Gas (USA) Inc.’s leasehold interest in unproved oil and gas properties covering approximately 54,000 acres in the South Piceance basin for $165.0 million. The payment for this transaction occurred early in the fourth quarter of 2016.

Due to the current natural gas pricing environment, Nucor performed an impairment assessment of its producing natural gas well assets in December 2015. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future natural gas prices. The pricing used in this impairment assessment was developed by management based on natural gas market supply and demand dynamics, in conjunction with a review of projections by numerous sources of market data. This analysis was performed on each of Nucor’s three groups of wells, with each group defined by common geographic location. Each of Nucor’s three groups of wells passed the impairment test. One of the groups of wells had estimated undiscounted cash flows that were noticeably closer to its carrying value of $87.2 million as of December 31, 2015. The carrying value of that group of wells was $78.3 million at October 1, 2016. Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the analysis could cause management to revise the natural gas price assumption. Market conditions in the natural gas industry have continued to be challenging through the third quarter of 2016 and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could possibly result in an impairment of a portion or all of the groups of well assets.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended October 1, 2016, by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2015	$590,634	$691,067	$729,577	$2,011,278
Translation	—	15,563	—	15,563

Balance at October 1, 2016	$590,634	$706,630	$729,577	$2,026,841

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

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	October 1, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,177,629	$551,057	$1,185,299	$517,817
Trademarks and trade names	156,614	64,877	155,864	57,756
Other	59,375	20,057	23,025	17,943

	$1,393,618	$635,991	$1,364,188	$593,516

During the third quarter of 2016, Nucor acquired the remaining ownership interest in a former joint venture entity that Nucor accounted for as an equity method investment. As a result of the transaction, Nucor obtained control and began to consolidate that entity. That entity’s intangible assets, the majority of which are patents, are included in other intangible assets, net in the condensed consolidated balance sheet at October 1, 2016. The gross amount and related accumulated amortization of these assets were $36.3 million and $1.0 million, respectively, at October 1, 2016. These amounts are included in the “Other” row in the above table. As a result of the valuation associated with this transaction, we recorded a net gain of approximately $13.6 million which was included in marketing, administrative and other expenses during the third quarter and first nine months of 2016 in the condensed consolidated statements of earnings.

Intangible asset amortization expense for the third quarter of 2016 and 2015 was $18.5 million and $18.8 million, respectively, and was $54.1 million and $55.7 million in the first nine months of 2016 and 2015, respectively. Annual amortization expense is estimated to be $72.0 million in 2016; $72.9 million in 2017; $69.7 million in 2018; $66.9 million in 2019; and $64.5 million in 2020.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $659.5 million at October 1, 2016 ($746.6 million at December 31, 2015) and is recorded in other assets in the condensed consolidated balance sheets.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at October 1, 2016, was $277.7 million ($258.2 million at December 31, 2015). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $103.4 million at October 1, 2016, resulting in a basis difference of $174.3 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($86.4 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.2 million in the third quarter of 2016 and 2015, and was $6.6 million in the first nine months of 2016 and 2015.

As of October 1, 2016, Nucor had outstanding notes receivable of €35.0 million ($39.2 million) from Duferdofin Nucor (€35.0 million, or $38.2 million, as of December 31, 2015). The notes receivable bear interest at 0.94% and reset annually on September 30 to the twelve-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2019. As of October 1, 2016, and December 31, 2015, the notes receivable were classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee, the fair value of which is immaterial, for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (Facility A). The maximum amount Duferdofin Nucor can borrow under Facility A is €122.5 million ($137.3 million at October 1, 2016). As of October 1, 2016, there was €109.0 million ($122.2 million) outstanding under that facility (€119.0 million, or $129.8 million, at December 31, 2015). Facility A was amended in 2015 to extend the maturity date to October 12, 2018. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at October 1, 2016 was $312.9 million ($314.5 million as of December 31, 2015). Nucor received distributions of $0.5 million from NuMit during the third quarter of 2016 and a total of $37.5 million during the first nine months of 2016. NuMit distributions were $12.1 million during the first nine months of 2015 (none during the third quarter of 2015).

HUNTER RIDGE

In the third quarter of 2016 Nucor sold its 50% economic and voting interest in Hunter Ridge Energy Services LLC (Hunter Ridge) for $135.0 million. Hunter Ridge provides services for the gathering, separation and compression of energy products, including natural gas produced by some of Nucor’s natural gas wells. Nucor accounted for the investment (on a one-month lag basis) under the equity method, as control and risk of loss was shared equally between the members. Nucor’s investment in Hunter Ridge at the date of sale was $133.3 million ($135.9 million at December 31, 2015).

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. In the fourth quarter of 2015, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions caused by excess global overcapacity, which increased in 2015, and the difficult economic environment in Europe. After completing its assessment, the Company determined that the carrying amount exceeded its estimated fair value. The impairment condition was considered to be other than temporary and, as a result, the Company recorded a $153.0 million impairment charge against the Company’s investment in Duferdofin Nucor in the fourth quarter of 2015. Steel market conditions in Europe have continued to be challenging through the first nine months of 2016 and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $54.8 million at October 1, 2016 ($62.8 million at December 31, 2015). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $120.4 million at October 1, 2016 ($120.2 million at December 31, 2015).

8.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At October 1, 2016, natural gas swaps covering approximately 6.8 million MMBTUs (extending through June 2017) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	Oct. 1, 2016	Dec. 31, 2015

Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$204	$909

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(3,900)	$(15,700)
Commodity contracts	Deferred credits and other liabilities	—	(2,800)

Total liability derivatives designated as hedging instruments		(3,900)	(18,500)

Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(546)	(353)

Total liability derivatives		$(4,446)	$(18,853)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 Weeks) Ended		Three Months (13 Weeks) Ended		Three Months (13 Weeks) Ended
		Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015

Commodity contracts	Cost of products sold	$(600)	$(3,985)	$(2,000)	$(1,685)	$—	$—

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Nine Months (39 Weeks) Ended		Nine Months (39 Weeks) Ended		Nine Months (39 Weeks) Ended
		Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015

Commodity contracts	Cost of products sold	$912	$(6,717)	$(8,288)	$(3,017)	$—	$—

Derivatives Not Designated as Hedging Instruments

Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
		Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015

Commodity contracts	Cost of products sold	$155	$658	$(719)	$2,314

Foreign exchange contracts	Cost of products sold	(47)	602	(878)	1,364

Total		$108	$1,260	$(1,597)	$3,678

9.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of October 1, 2016 and December 31, 2015 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

Description	Carrying Amount in Condensed Consolidated Balance Sheets	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of October 1, 2016
Assets:
Cash equivalents	$1,437,528	$1,437,528	$—
Short-term investments	650,000	650,000	—
Foreign exchange contracts	204	—	204

Total assets	$2,087,732	$2,087,528	$204	$—

Liabilities:
Commodity contracts	$(4,446)	$—	$(4,446)	$—

As of December 31, 2015
Assets:
Cash equivalents	$1,668,567	$1,668,567	$—
Short-term investments	100,000	100,000	—
Foreign exchange contracts	909	—	909

Total assets	$1,769,476	$1,768,567	$909	$—

Liabilities:
Commodity contracts	$(18,853)	$—	$(18,853)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.76 billion at October 1, 2016 ($4.44 billion at December 31, 2015). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at October 1, 2016 and December 31, 2015, or similar debt with the same maturities, ratings and interest rates.

10.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $21.2 million of accrued environmental costs at October 1, 2016 ($21.1 million at December 31, 2015), $9.8 million was classified in accrued expenses and other current liabilities ($9.7 million at December 31, 2015) and $11.4 million was classified in deferred credits and other liabilities at October 1, 2016 and December 31, 2015. Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

Since 2008, Nucor has been a defendant, along with other major steel producers, in several related antitrust class-action proceedings filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints were voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005 through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. Nucor denies those allegations. The plaintiffs seek monetary and other relief on behalf of themselves and classes of direct and indirect purchasers of steel products from the defendants in the U.S. between April 1, 2005 and December 31, 2007.

On September 30, 2016, Nucor entered into an agreement to settle the claims of the class of direct purchasers of steel products for the amount of $23.4 million. The accrual associated with the settlement was included in accrued expenses and other current liabilities in the condensed consolidated balance sheets at October 1, 2016 (none at December 31, 2015). Nucor continues to believe the plaintiffs’ claims are without merit and did not admit liability or the validity of the plaintiffs’ claims as part of the settlement, but we entered into the settlement in order to avoid the burden, expense and distraction of further litigation. The settlement is subject to court approval. On November 3, 2016, the court granted preliminary approval of the settlement agreement. A final approval hearing has been scheduled for February 16, 2017. Direct purchasers of steel products will be given notice of the settlement and will have the opportunity to opt out. The settlement does not resolve claims asserted by a separate putative class of indirect purchasers of steel products. We will continue to vigorously defend against the indirect purchasers’ claims and any other claims relating to these allegations. We cannot at this time predict the outcome of the remaining litigation or estimate the range of Nucor’s potential exposure (if any) and, consequently, have not recorded any additional reserves or contingencies related to the class of indirect purchasers.

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

A summary of activity under Nucor’s stock option plans for the first nine months of 2016 is as follows (in thousands, except years and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	3,092	$43.51
Granted	899	$48.80
Exercised	(158)	$35.76		$2,500
Canceled	—	—

Outstanding at October 1, 2016	3,833	$45.07	7.3 years	$17,297

Options exercisable at October 1, 2016	1,799	$40.89	5.4 years	$15,410

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.3 million and $0.1 million in the third quarter of 2016 and 2015, respectively, and $7.6 million and $7.3 million in the first nine months of 2016 and 2015, respectively. As of October 1, 2016, unrecognized compensation expense related to options was $1.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units – Nucor annually grants restricted stock units (RSUs) to key employees, officers and non-employee directors. The RSUs typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSUs awarded to an officer vests upon the officer’s retirement. Retirement, for purposes of vesting in these RSUs only, means termination of employment with approval of the Compensation and Executive Development Committee of the Board of Directors after satisfying age and years of service requirements. RSUs granted to non-employee directors are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the Board of Directors.

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

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first nine months of 2016 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,031	$47.93
Granted	723	$48.80
Vested	(661)	$48.08
Canceled	(26)	$45.78

Unvested at October 1, 2016	1,067	$48.48

Shares reserved for future grants (stock options and RSUs)	8,707

Compensation expense for RSUs was $5.7 million and $5.4 million in the third quarter of 2016 and 2015, respectively, and $28.9 million and $29.8 million in the first nine months of 2016 and 2015, respectively. As of October 1, 2016, unrecognized compensation expense related to unvested RSUs was $36.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first nine months of 2016 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	63	$48.07
Granted	123	$44.03
Vested	(112)	$45.13
Canceled	(3)	$45.75

Unvested at October 1, 2016	71	$45.79

Shares reserved for future grants	855

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $0.7 million in the third quarter of 2016 (none in the third quarter of 2015), and $7.7 million and $2.3 million in the first nine months of 2016 and 2015, respectively. As of October 1, 2016, unrecognized compensation expense related to unvested restricted stock awards was $0.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.

12.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $38.5 million and $31.4 million in the third quarter of 2016 and 2015, respectively, and was $86.3 million and $63.7 million in the first nine months of 2016 and 2015, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

13.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015

Interest expense	$46,519	$46,406	$137,370	$134,624
Interest income	(3,510)	(1,065)	(8,955)	(2,680)

Interest expense, net	$43,009	$45,341	$128,415	$131,944

14.	INCOME TAXES: The effective tax rate for the third quarter of 2016 was 30.9% compared to 24.4% for the third quarter of 2015. The increase in the effective tax rate for the third quarter of 2016 as compared to the third quarter of 2015 is primarily due to a $10.2 million favorable non-cash out-of-period adjustment to deferred tax balances during the third quarter of 2015. The increase in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

Nucor has concluded U.S. federal income tax matters for years through 2012. The tax years 2013 through 2015 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and is now examining the 2013 Canadian returns. The tax years 2009 through 2015 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $506.1 million at October 1, 2016 ($449.2 million at December 31, 2015).

15.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2015	$7,416,878	$369,135	$7,786,013
Total comprehensive income	637,340	82,719	720,059
Stock options	13,229	—	13,229
Issuance of stock under award plans, net of forfeitures	25,929	—	25,929
Amortization of unearned compensation	600	—	600
Treasury stock acquired	(5,173)	—	(5,173)
Dividends declared	(360,955)	—	(360,955)
Distributions to noncontrolling interests	—	(86,808)	(86,808)
Other	(602)	(1,776)	(2,378)

Stockholders’ equity at October 1, 2016	$7,727,246	$363,270	$8,090,516

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total

Stockholders’ equity at December 31, 2014	$7,772,470	$302,648	$8,075,118
Total comprehensive income	263,478	91,691	355,169
Stock options	7,707	—	7,707
Issuance of stock under award plans, net of forfeitures	24,572	—	24,572
Amortization of unearned compensation	600	—	600
Dividends declared	(359,740)	—	(359,740)
Distributions to noncontrolling interests	—	(56,085)	(56,085)

Stockholders’ equity at October 3, 2015	$7,709,087	$338,254	$8,047,341

16.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME: The following tables reflect the changes in accumulated other comprehensive (loss) income by component (in thousands):

	Three-Month (13-Week) Period Ended October 1, 2016
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

July 2, 2016	$(3,900)	$(289,481)	$12,003	$(281,378)

Other comprehensive income (loss) before reclassifications	(600)	(8,606)	—	(9,206)

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	2,000	—	—	2,000

Net current-period other comprehensive income (loss)	1,400	(8,606)	—	(7,206)

October 1, 2016	$(2,500)	$(298,087)	$12,003	$(288,584)

	Nine-Month (39-Week) Period Ended October 1, 2016
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

December 31, 2015	$(11,700)	$(351,665)	$12,003	$(351,362)

Other comprehensive income (loss) before reclassifications	912	53,578	—	54,490

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	8,288	—	—	8,288

Net current-period other comprehensive income (loss)	9,200	53,578	—	62,778

October 1, 2016	$(2,500)	$(298,087)	$12,003	$(288,584)

(1)	Includes $2,000 and $8,288 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2016, respectively. The tax impacts of those reclassifications were $1,200 and $4,800, respectively.

	Three-Month (13-Week) Period Ended October 3, 2015
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

July 4, 2015	$(9,400)	$(238,568)	$11,260	$(236,708)

Other comprehensive income (loss) before reclassifications	(3,985)	(62,903)	—	(66,888)

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	1,685	—	—	1,685

Net current-period other comprehensive income (loss)	(2,300)	(62,903)	—	(65,203)

October 3, 2015	$(11,700)	$(301,471)	$11,260	$(301,911)

	Nine-Month (39-Week) Period Ended October 3, 2015
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total

December 31, 2014	$(8,000)	$(148,968)	$11,260	$(145,708)

Other comprehensive income (loss) before reclassifications	(6,717)	(155,203)	—	(161,920)

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	3,017	2,700	—	5,717

Net current-period other comprehensive income (loss)	(3,700)	(152,503)	—	(156,203)

October 3, 2015	$(11,700)	$(301,471)	$11,260	$(301,911)

(2)	Includes $1,685 and $3,017 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2015, respectively. The tax impacts of those reclassifications were $1,000 and $1,800, respectively. Also includes $2,700 of accumulated other comprehensive income reclassifications into marketing, administrative, and other expenses for net losses on translation in the first nine months of 2015 (none in the third quarter of 2015). The tax impact of the reclassification was $1,500 in the first nine months of 2015.

17.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (DJJ), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce direct reduced iron (DRI) used by the steel mills; our natural gas production operations; and Nucor’s equity method investment in Hunter Ridge. Nucor sold its 50% interest in Hunter Ridge during the third quarter of 2016. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

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

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales to external customers:
Steel mills	$2,960,642	$2,816,441	$8,611,553	$8,838,424
Steel products	1,011,602	1,081,047	2,763,335	3,018,077
Raw materials	317,992	328,026	876,696	1,126,062

	$4,290,236	$4,225,514	$12,251,584	$12,982,563

Intercompany sales:
Steel mills	$567,854	$551,300	$1,592,512	$1,703,554
Steel products	31,117	26,271	80,277	66,788
Raw materials	1,774,538	1,689,458	4,717,370	5,210,317
Corporate/eliminations	(2,373,509)	(2,267,029)	(6,390,159)	(6,980,659)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$593,149	$260,776	$1,403,711	$676,404
Steel products	72,578	96,167	197,891	199,261
Raw materials	14,313	(43,177)	(76,240)	(122,778)
Corporate/eliminations	(253,768)	40,505	(586,680)	(63,349)

	$426,272	$354,271	$938,682	$689,538

	October 1, 2016	Dec. 31, 2015
Segment assets:
Steel mills	$7,857,830	$7,318,706
Steel products	2,570,037	2,485,122
Raw materials	3,273,164	3,123,190
Corporate/eliminations	1,412,648	1,299,926

	$15,113,679	$14,226,944

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Basic net earnings per share:
Basic net earnings	$270,036	$227,126	$574,562	$419,681
Earnings allocated to participating securities	(914)	(737)	(1,907)	(1,498)

Net earnings available to common stockholders	$269,122	$226,389	$572,655	$418,183

Average shares outstanding	319,737	320,819	319,444	320,544

Basic net earnings per share	$0.84	$0.71	$1.79	$1.30

Diluted net earnings per share:
Diluted net earnings	$270,036	$227,126	$574,562	$419,681
Earnings allocated to participating securities	(914)	(737)	(1,907)	(1,499)

Net earnings available to common stockholders	$269,122	$226,389	$572,655	$418,182

Diluted average shares outstanding:
Basic shares outstanding	319,737	320,819	319,444	320,544
Dilutive effect of stock options and other	291	81	188	151

	320,028	320,900	319,632	320,695

Diluted net earnings per share	$0.84	$0.71	$1.79	$1.30

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Anti-dilutive stock options:
Weighted-average shares	—	1,641	1,254	846

Weighted-average exercise price	$—	$47.45	$47.04	$48.58

19.	SUBSEQUENT EVENTS: On October 31, 2016, Nucor used cash on hand to acquire Independence Tube Corporation (ITC) for a purchase price of approximately $435 million. ITC is a leading manufacturer of hollow structural section (HSS) tubing, which is primarily used in nonresidential construction markets. ITC produces approximately 600,000 tons annually at its four facilities, two of which are in Illinois and the other two are in Alabama. This acquisition not only further expands Nucor’s product portfolio to include the HSS tubing market but the Company also believes it will be an important, value-added channel to market for Nucor’s hot-rolled sheet steel, as ITC’s plants are located in close proximity to Nucor’s sheet mills in Alabama, Indiana and Kentucky.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are “forward-looking statements” that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including competition from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing steel prices and the changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) availability and cost of electricity and natural gas which could negatively affect our cost of steel production or could result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the U.S.; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; and (13) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, as well as the audited consolidated financial statements, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

supplies ferro-alloys; processes ferrous and nonferrous scrap metal; and owns natural gas producing wells and leasehold interests in certain mineral leases.

Nucor announced in September that it had agreed to acquire ITC, a leading manufacturer of HSS tubing, for an estimated purchase price of $435 million. On October 31, 2016, Nucor completed the acquisition of ITC with cash on hand. ITC operates four strategically located, state-of-the-art facilities, two of which are in Illinois and the other two are in Alabama, that produce roughly 600,000 tons annually and employ approximately 335 teammates. This acquisition not only further expands Nucor’s product portfolio to include the HSS tubing market but the Company also believes it will be an important value-added channel to market for Nucor’s hot-rolled sheet steel, as ITC’s plants are located in close proximity to Nucor’s sheet mills in Alabama, Indiana and Kentucky.

Also in September, Nucor announced the planned addition of a Specialty Cold Mill Complex at its Nucor Steel Arkansas division. The Specialty Cold Mill Complex will expand Nucor’s capability to produce advanced high-strength, motor lamination, and high-strength low-alloy steel products. The new mill and expanded annealing capacity will cost an estimated $230 million to build and is expected to be in operation in approximately two years.

On October 1, 2016, Nucor concluded several transactions to preserve its access to a long-term supply of low cost natural gas resources while maintaining capital flexibility. Nucor purchased 49% of Encana Oil & Gas (USA) Inc.’s (Encana) leasehold interest covering approximately 54,000 acres in the South Piceance Basin, terminated two Carry and Earning (C&E) drilling agreements, and sold its 50% equity interest in Hunter Ridge Energy Services LLC. In the new arrangement, the determination of whether or not to participate and invest in all future drilling capital investment by one working interest owner is independent of the other working interest owners. As such, Nucor has full discretion on its participation in all future drilling capital investments. Nucor retains its interest in all existing producing wells it currently owns.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 76%, 63% and 64%, respectively, in the first nine months of 2016, compared with 69%, 64% and 59%, respectively, in the first nine months of 2015.

Results of Operations

Net Sales – Net sales to external customers by segment for the third quarter and first nine months of 2016 and 2015 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015	% Change	October 1, 2016	October 3, 2015	% Change

Steel mills	$2,960,642	$2,816,441	5%	$8,611,553	$8,838,424	-3%
Steel products	1,011,602	1,081,047	-6%	2,763,335	3,018,077	-8%
Raw materials	317,992	328,026	-3%	876,696	1,126,062	-22%

Net sales	$4,290,236	$4,225,514	2%	$12,251,584	$12,982,563	-6%

Net sales for the third quarter of 2016 increased 2% from the third quarter of 2015. Average sales price per ton increased 2% from $718 in the third quarter of 2015 to $729 in the third quarter of 2016. Total tons shipped to outside customers in the third quarter of 2016 were 5,889,000, which was flat with the third quarter of 2015.

Net sales for the first nine months of 2016 decreased 6% from the first nine months of 2015. Average sales price per ton decreased 10% from $739 in the first nine months of 2015 to $662 in the first nine months of 2016, while total tons shipped to outside customers increased 5% from the first nine months of 2015.

In the steel mills segment, production and sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015	% Change	October 1, 2016	October 3, 2015	% Change

Steel production	5,012	4,942	1%	16,292	14,896	9%

Outside steel shipments	4,465	4,440	1%	14,446	13,183	10%
Inside steel shipments	748	726	3%	2,344	2,218	6%

Total steel shipments	5,213	5,166	1%	16,790	15,401	9%

Net sales for the steel mills segment in the third quarter of 2016 increased 5% from the third quarter of 2015 due to a 5% increase in the average sales price per ton from $635 to $664 and a 1% increase in tons shipped to outside customers. In the third quarter of 2016 as compared to the third quarter of 2015, our bar and structural products experienced lower average selling prices, our sheet products experienced significantly higher average selling prices and our plate products experienced a slight increase in average selling prices. The 3% decrease in sales for the first nine months of 2016 compared to the first nine months of 2015 in the steel mills segment was attributable to the 11% decrease in average sales price per ton from $669 in the first nine months of 2015 to $596 in the first nine months of 2016, partially offset by a 10% increase in outside steel shipments during that period. All product groups experienced increased volumes during the first nine months of 2016 over the prior year period.

While tons shipped to outside customers for the steel mills segment in the third quarter of 2016 decreased 12% from the second quarter of 2016, the 12% increase in the third quarter of 2016 in average sales price per ton from the second quarter of 2016 partially offset the volume decrease to result in a net sales decrease of only 2% in the third quarter of 2016 compared to the second quarter of 2016. The most significant decrease in volumes and increase in average sales price per ton from the second quarter of 2016 to the third quarter of 2016 was in our sheet mills. Demand for cold-rolled and galvanized sheet products remained robust, while demand for hot-rolled sheet products has weakened since the first half of the year.

The flat-rolled trade cases are having a positive impact as steel imports are down approximately 20% year over year. Over this past summer, affirmative final determinations were announced in the three flat-rolled antidumping duty and countervailing duty cases involving corrosion-resistant, cold-rolled and hot-rolled steel products. These final determinations are an important step in returning fair trade to the U.S. flat-rolled steel market. Last month, the Department of Commerce released its preliminary determinations in the cut-to-length plate investigations involving China and Korea and we expect preliminary determinations in the remaining cases to be announced soon. We expect the plate cases to conclude by mid-2017. In September 2016, we also filed new trade cases addressing rebar imports from Turkey, Taiwan and Japan.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015	% Change	October 1, 2016	October 3, 2015	% Change

Joist sales	129	124	4%	322	310	4%
Deck sales	123	117	5%	332	291	14%
Cold finish sales	99	107	-7%	328	354	-7%
Fabricated concrete reinforcing steel sales	311	339	-8%	857	925	-7%

The 6% decrease in the steel products segment’s sales for the third quarter of 2016 from the third quarter of 2015 was due to a 3% decrease in volume and a 4% decrease in average sales price per ton from $1,351 to $1,299. The 8% decrease in the steel products segment’s sales for the first nine months of this year from last year’s first nine months was due to a 2% decrease in volume and a 7% decrease in average sales price per ton from $1,376 to $1,286. Sales for the steel products segment in the third quarter of 2016 increased 10% from the second quarter of 2016.

Net sales for the raw materials segment decreased 3% in the third quarter of 2016 compared with the third quarter of 2015 and decreased 22% in the first nine months of 2016 compared with the first nine months of 2015. The large decrease in raw material sales for the first nine months of 2016 from the prior year period was primarily due to lower volumes and average selling prices in DJJ’s brokerage operations as well as lower volumes in the scrap processing operations. In the third quarter of 2016, approximately 90% of outside sales in the raw materials segment were from DJJ’s brokerage operations and approximately 7% of outside sales were from DJJ’s scrap processing operations (87% and 9%, respectively, in the third quarter of 2015). In the first nine months of 2016, approximately 89% of outside sales for the raw materials segment were from DJJ’s brokerage operations and approximately 8% of outside sales were from DJJ’s scrap processing operations (88% and 9%, respectively, in the first nine months of 2015). The raw materials segment sales for third quarter of 2016 increased 4% from the second quarter of 2016 primarily due to increased pricing in DJJ’s brokerage operations.

Gross Margins For the third quarter of 2016, Nucor recorded gross margins of $624.3 million (15%), compared with $523.8 million (12%) in the third quarter of 2015. Gross margins in the third quarter of 2016 benefitted from a 2% increase in average sales prices and lower raw materials costs. The gross margins of $624.3 million (15%) in the third quarter of 2016 increased from the gross margins in the second quarter of 2016 of $566.3 million (13%) primarily due to an 11% increase in average sales prices, which was partially offset by a 9% decrease in tons shipped to outside customers. The following factors also impacted gross margins:

•	In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased 4% from $262 in the third quarter of 2015 to $252 in the third quarter of 2016. Metal margin per ton and total metal margin dollars in the third quarter of 2016 increased from the third quarter of 2015 due to the increase in average selling prices and decrease in scrap and scrap substitute costs. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. As anticipated, scrap prices leveled off during the third quarter of 2016 after the significant rise during the first half of 2016. We expect scrap prices to increase modestly during the fourth quarter of 2016.

Average sheet product pricing and metal margins increased significantly in the third quarter of 2016, partially due to the realization of the improved pricing environment on our contract sales, which are priced on a lagging quarterly basis. We expect these prices to decline in the fourth quarter of 2016 and negatively impact margins in the steel mills segment.

•	Nucor’s gross margins can be significantly impacted by the application of the LIFO method of accounting. LIFO charges or credits for interim periods are based on management’s estimates of both inventory costs and quantities at year-end. The actual amounts will likely differ from these estimated amounts, and such differences may be significant. Annual charges or credits are largely based on the relative changes in cost and quantities year over year, primarily within raw material inventory in the steel mills segment. Gross margin was negatively impacted by a LIFO charge of $59.3 million in the third quarter of 2016, compared with a credit of $137.0 million in the third quarter of 2015 and a charge of $19.0 million in the second quarter of 2016.

•	Steel mill energy costs decreased approximately $3 per ton in the third quarter of 2016 compared with the third quarter of 2015 due to lower electricity and natural gas unit costs. Steel mill energy costs increased approximately $4 per ton in the third quarter of 2016 compared with the second quarter of 2016 due to higher natural gas unit costs and decreased productivity resulting from lower steel production volumes.

•	Gross margins in the steel products segment in the third quarter of 2016 declined relative to the third quarter of 2015 due to decreased average selling prices per ton and decreased volumes. Our joist and deck operations experienced the largest decrease in gross margins within the steel products segment due to higher steel input costs. Gross margins in the steel products segment also decreased from the second quarter of 2016 due to increased steel input costs.

•	Our DRI facilities were profitable for the third quarter of 2016. The significant improvement in gross margins of the DRI facilities in the third quarter of 2016 compared with the third quarter of 2015 and the second quarter of 2016 was due to improved market conditions for raw materials commodities. We anticipate our DRI facilities to return to a loss position due to the impact of lower transfer prices expected in the fourth quarter of 2016.

•	Gross margins related to DJJ’s brokerage and scrap processing operations for the third quarter of 2016 increased compared to the third quarter of 2015 due to increased volumes for the brokerage operations and a significant increase in selling prices for the scrap processing operations. DJJ’s gross margins in the third quarter of 2016 declined compared to the second quarter of 2016 due to decreased volumes within both the brokerage and scrap processing operations. DJJ’s operations has also benefitted from efficiency improvements resulting from cost reduction initiatives.

For the first nine months of 2016, Nucor recorded gross margins of $1.48 billion (12%), compared to $1.20 billion (9%) in the first nine months of 2015. Gross margins were impacted by the following factors:

•	In the steel mills segment, the average scrap and scrap substitute cost per ton used decreased from $285 in the first nine months of 2015 to $225 in the first nine months of 2016. Metal margin per ton for the first nine months of 2016 decreased compared to the first nine months of 2015. However, increased volumes more than offset the decrease in metal margin per ton, resulting in an overall improvement in total metal margin dollars.

•	Gross margins were negatively impacted by a $105.8 million LIFO charge in the first nine months of 2016 as compared to a $249.0 million LIFO credit in the first nine months of 2015.

•	Energy costs for the first nine months of 2016 decreased $5 per ton from the first nine months of 2015 due to improved productivity from increased production volumes and lower unit costs for electricity and natural gas.

•	Gross margins in the steel products segment increased in the first nine months of 2016 over the first nine months of 2015. The primary driver of the improved results for the steel products segment over the prior year was improved margins within our rebar fabrication operations.

•	Within the raw materials segment, DJJ’s scrap processing operations experienced improved margins due to increased sales prices and decreased input costs during the first nine months of 2016 compared to the first nine months of 2015. DJJ’s operations have also benefitted from efficiency improvements resulting from cost reduction initiatives.

Marketing, Administrative and Other Expenses - A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $8.3 million in the third quarter of 2016 compared to the third quarter of 2015, and increased $35.3 million in the first nine months of 2016 compared to the first nine months of 2015, due to the increased profitability of the Company. Profit sharing and other incentive compensation costs decreased $18.2 million in the third quarter of 2016 compared to the second quarter of 2016 due to the annual RSU and stock option grants that occurred in the second quarter of 2016, which was partially offset by increased profitability of the Company in the third quarter of 2016 compared to the second quarter of 2016.

Included in marketing, administrative and other expenses in the third quarter of 2016 are charges related to legal settlements of $33.7 million (none in the third quarter of 2015). Also included in marketing, administrative and other expenses in the third quarter of 2016 is a net benefit of $11.1 million related to fair value adjustments to assets in the corporate/eliminations segment, the majority of which related to the acquisition of the remaining ownership interest in a joint venture. Included in marketing, administrative and other expenses in the third quarter of 2015 was a net $7.7 million charge related to the write-off of the two remaining storage domes at Nucor Steel Louisiana.

Equity in Earnings of Unconsolidated Affiliates - Equity in earnings of unconsolidated affiliates was $14.2 million and $0.1 million in the third quarter of 2016 and 2015, respectively, and $30.2 million and $0.6 million in the first nine months of 2016 and 2015, respectively. The increase in equity method investment earnings is due to increased earnings at NuMit and decreased losses at Duferdofin Nucor during both the third quarter and the first nine months of 2016. Additionally, included in equity method investment earnings in the first nine months of 2016 is a $5.7 million benefit, $5.0 million of which is out-of-period, at Duferdofin Nucor primarily related to a change in the Italian income tax rate. The out-of-period adjustment is not material to the current period or any previously reported periods.

In the fourth quarter of 2015, Nucor assessed its equity investment in Duferdofin Nucor for impairment due to the protracted challenging steel market conditions caused by excess global overcapacity, which increased in 2015, and the difficult economic environment in Europe. After completing its assessment, the Company determined that the carrying amount exceeded its estimated fair value. The impairment condition was considered to be other than temporary and therefore the Company recorded a $153.0 million impairment charge against the Company’s investment in Duferdofin Nucor in the fourth quarter of 2015. Steel market conditions in Europe have continued to be challenging through the third quarter of 2016 and, therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

Interest Expense (Income) - Net interest expense for the third quarter and first nine months of 2016 and 2015 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 1, 2016	Oct. 3, 2015	Oct. 1, 2016	Oct. 3, 2015

Interest expense	$46,519	$46,406	$137,370	$134,624
Interest income	(3,510)	(1,065)	(8,955)	(2,680)

Interest expense, net	$43,009	$45,341	$128,415	$131,944

Interest expense for the third quarter and first nine months of 2016 increased slightly compared to the respective prior year periods due to higher average interest rates on our variable rate debt. Interest income for the third quarter and first nine months of 2016 increased compared to the respective prior year periods due to increased average investment levels and higher average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests - Earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2016 and 2015 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Steel mills	$593,149	$260,776	$1,403,711	$676,404
Steel products	72,578	96,167	197,891	199,261
Raw materials	14,313	(43,177)	(76,240)	(122,778)
Corporate/eliminations	(253,768)	40,505	(586,680)	(63,349)

	$426,272	$354,271	$938,682	$689,538

Earnings before income taxes and noncontrolling interests in the steel mills segment in the third quarter and first nine months of 2016 improved significantly compared with the respective prior year periods. The increase in earnings of the steel mills segment in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to increased average selling prices and improved metal margin per ton and total metal margin dollars. The increase in the earnings in the first nine months of 2016 compared to the same period last year was primarily due to increased sales volumes and decreased scrap and scrap substitute costs that resulted in higher metal margin dollars. The higher sales and production volumes in the first nine months of 2016 improved our energy and other production costs per ton as compared to the same period last year. The improved results of our Duferdofin Nucor and NuMit equity method joint ventures also contributed to the increase in earnings in the third quarter and first nine months of 2016 over the third quarter and first nine months of 2015. Overall operating rates at our steel mills increased to 71% in the third quarter of 2016 as compared to 69% in the third quarter of 2015 and increased to 76% in the first nine months of 2016 as compared to 69% in the first nine months of 2015. Energy, heavy equipment and agricultural markets remain weak. The automotive markets remain strong.

In the steel products segment, earnings before income taxes and noncontrolling interests in the third quarter and first nine months of 2016 decreased compared to the respective prior year periods. The primary driver of the decrease in earnings in the third quarter of 2016 as compared to the third quarter of 2015 was margin compression resulting from decreased average selling prices and higher steel input costs. The decreased third quarter performance is the primary driver for the small decrease in earnings of the steel products segment in the first nine months of 2016 as compared to the same period last year. The performance of our joist, deck, building systems, and cold finish operations declined in the third quarter and first nine months of 2016 compared to the respective prior year periods, partially offset by the improved performance of our rebar fabrication operations in those same periods. We continue to see slow but steady improvement in nonresidential construction markets.

Earnings before income taxes and noncontrolling interests for the raw materials segment increased in the third quarter of 2016 as compared to the third quarter of 2015 due to the increased profitability of DJJ’s brokerage and scrap processing operations and the profitable performance of our DRI facilities. The raw materials segment’s results in the first nine months of 2016 as compared with the first nine months of 2015 were positively impacted by the improved performance of DJJ’s scrap processing operations and our DRI facilities. The increase in earnings for the raw materials segment in the third quarter of 2016 as compared to the second quarter of 2016 is primarily due to the improved performance of our DRI facilities caused by improved market conditions for raw materials commodities in the third quarter of 2016.

The increase in losses in Corporate/eliminations in the third quarter and first nine months of 2016 as compared to the third quarter and first nine months of 2015 was driven primarily by the change in LIFO from a credit in the prior year periods to a charge in the current year periods, increased profit sharing and incentive compensation costs in the current year periods as compared to the prior year periods, greater allowances to eliminate intercompany profit in inventory in the current year periods as compared to the prior year periods, and one-time expenses related to legal settlements during the third quarter of 2016.

Noncontrolling Interests - Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS), of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the third quarter of 2016 as compared to the third quarter of 2015 was primarily attributable to the decreased earnings of NYS, which was due to lower selling prices and metal margins, partially offset by higher sales volumes. The decrease in earnings attributable to noncontrolling interests in the first nine months of 2016 as compared to the first nine months of 2015 is mainly the result of a planned twelve-day outage associated with a capital project in the second quarter of 2016 and lower metal margins in the first nine months of 2016 as compared to the first nine months of 2015. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2016, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes - The effective tax rate for the third quarter of 2016 was 30.9% compared to 24.4% for the third quarter of 2015. The expected rate for the full year of 2016 will be approximately 30.1% compared with 30.1% for the full year of 2015. The increase in the effective tax rate for the third quarter of 2016 as compared to the third quarter of 2015 is primarily due to a $10.2 million favorable non-cash out-of-period adjustment to deferred tax balances during the third quarter of 2015. The increase in effective tax rate is also due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

We estimate that in the next twelve months our gross unrecognized tax benefits which totaled $47.5 million at October 1, 2016 exclusive of interest, could decrease by as much as $8.8 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2012. The tax years 2013 through 2015 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and is now examining the 2013 Canadian returns. The tax years 2009 through 2015 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity - Nucor reported consolidated net earnings of $270.0 million, or $0.84 per diluted share, in the third quarter of 2016 compared with consolidated net earnings of $227.1 million, or $0.71 per diluted share, in the third quarter of 2015. Net earnings attributable to Nucor stockholders as a percentage of net sales were 6% and 5% in the third quarter of 2016 and 2015, respectively.

Nucor reported consolidated net earnings of $574.6 million, or $1.79 per diluted share, in the first nine months of 2016, compared to consolidated net earnings of $419.7 million, or $1.30 per diluted share, in the first nine months of 2015. Net earnings attributable to Nucor stockholders as a percentage of net sales were 5% and 3% in the first nine months of 2016 and 2015, respectively. Annualized return on average stockholders’ equity was 10% and 7% in the first nine months of 2016 and 2015, respectively.

Outlook - Earnings in the fourth quarter of 2016 are expected to decrease notably compared with the third quarter of 2016 primarily due to lower margins in the steel mills segment, with the most significant impact being on the sheet mills. We expect the raw materials segment to return to a loss position due to the impact of lower transfer prices at our DRI facilities in the fourth quarter. The performance of our steel products segment is expected to decrease due to end of year seasonality that is typical in the fourth quarter.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2016 represented approximately 4% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $1.17 billion in the first nine months of 2016, a decrease of 33% compared with cash provided by operating activities of $1.76 billion in the first nine months of 2015. The primary reason for the decrease is cash used by changes in operating assets and operating liabilities of ($101.1) million in the first nine months of 2016 compared with cash generated from changes in operating assets and operating liabilities of $720.5 million in the first nine months of 2015. The funding of working capital increased from the prior year period due mainly to increases in accounts receivable and inventories, partially offset by increases in accounts payable; salaries, wages and related accruals; and other operating activities. Accounts receivable increased due to a 15% increase in outside shipments in the third quarter of 2016 from the fourth quarter of 2015 and an 8% increase in average sales price per ton. Inventories and accounts payable increased due to the rapid increase in scrap and scrap substitutes cost per ton in inventory from year end 2015 to the third quarter of 2016, as well as a 10% increase in inventory tons on hand from year-end. The increase in salaries, wages and related accruals as compared to the first nine months of 2015 is mainly due to greater performance-based bonus accruals resulting from the Company’s increased profitability during the first nine months of 2016 over the same period in the previous year. Partially offsetting the decrease in cash generated from changes in operating assets and operating liabilities was a $145.9 million increase in net earnings and a $102.5 million change in deferred income taxes from the first nine months of 2016 over the first nine months of 2015.

The current ratio was 3.5 at the end of the third quarter of 2016 and 4.2 at year end 2015. The current ratio was negatively impacted by a 63% increase in accounts payable and a 35% increase in salaries, wages and related accruals as compared with year end 2015 for the reasons cited above. The current ratio was positively impacted by a 15% increase from 2015 in cash and cash equivalents and short-term investments due to the robust amount of cash generated by operations and increased purchases of short-term investments during the first nine months of 2016. Accounts receivable and inventories increased 34% and 9%, respectively, since year end 2015 due to the reasons cited above. In the third quarter of 2016, accounts receivable turned approximately every five weeks and inventories turned approximately every eight weeks. These ratios compare with accounts receivable turnover every six weeks and inventory turnover every eight weeks in the third quarter of 2015.

Cash used in investing activities during the first nine months of 2016 increased $648.3 million from the prior year period. The largest factor contributing to the increase in cash used in investing activities was the $538.1 million increase in purchases of investments. Additionally, cash used for acquisitions increased by $47.9 million, mainly due to the acquisition of the Nucor Steel Longview plate mill during the third quarter of 2016. Nucor’s cash used for capital expenditures increased by $44.3 million over the first nine months of 2015 due to NYS’s quench and self-tempering expansion, Nucor Steel Gallatin’s DRI handling equipment installation and a variety of other capital projects.

Cash used in financing activities decreased by $111.7 million in the first nine months of 2016 compared with the prior year period. The majority of this change related to the net change in short-term debt, driven by the first quarter 2015 repayment of approximately $151 million of commercial paper that was outstanding at year-end 2014. No commercial paper was outstanding at year-end 2015 or at October 1, 2016.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $2.35 billion as of October 1, 2016. Nucor’s strong cash and cash equivalents and short-term investments position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to invest for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions, and greenfield expansions. Our second priority is to provide our shareholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase our stock when our cash position is strong and attractively priced growth opportunities are limited. In September 2015, Nucor’s Board of Directors authorized the repurchase of up to $900 million of the Company’s common stock. For the first time since 2008, Nucor repurchased approximately $66.5 million of stock in December 2015 and $5.2 million of stock in February 2016.

During the second quarter of 2016, we amended and extended our undrawn $1.5 billion line of credit to mature in April 2021. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. Nucor holds the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard and Poor’s and a Baa1 long-term rating from Moody’s. Based upon these factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 1, 2016, our funded debt to total capital ratio was 35%, and we were in compliance with all other non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of October 1, 2016.

During the third quarter of 2016, Nucor concluded several transactions with Encana to preserve its access to a long-term supply of low cost natural gas resources while maintaining capital flexibility. Those transactions included the purchase of 49% of Encana’s leasehold interest in approximately 54,000 acres in the South Piceance Basin and the termination of two C&E agreements that Nucor entered into with Encana in 2010 and 2012. Under the terms of those original C&E agreements, Nucor was contractually obligated to drill a minimum number of wells per year if natural gas market pricing was above a pre-established threshold. The new arrangement in which Nucor owns an interest in acreage provides the Company with full discretion on its participation in all future drilling capital investment, as the determination by one working interest owner of whether or not to participate and invest in all future drilling capital investment is independent of the other working interest owners. As a result, the $4.85 billion of natural gas drilling commitments that were presented in the contractual obligations table in our 2015 Annual Report on Form 10-K have been eliminated. There were no other significant changes to the contractual commitments table.

In challenging market conditions such as we are experiencing today, our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2016 are expected to be approximately $635 million compared to $364.8 million in 2015. The increase in projected 2016 capital expenditures is primarily due to the investment in attractive growth projects, particularly the expansion of our portfolio to higher value-added applications while maintaining our position as the market leader in many commodity products. Some of these projects include: NYS’s quench and self-tempering project to become the sole North American producer of high-strength, low-alloy beams; adding a heat treat facility at our Memphis, Tennessee SBQ mill to expand our participation in energy, automotive, heavy equipment, and service center markets; an upgraded finishing end at our Auburn, New York bar mill; expanding Skyline Steel, LLC’s structural pipe piling production capability; installing DRI handling equipment at our Gallatin, Kentucky sheet mill; adding direct quenching capability to our Tuscaloosa, Alabama plate mill to expand its capabilities to include high-value, low-alloy grades of plate; and expanding the port facility at our Berkeley County, South Carolina sheet and beam mill. Additionally, Nucor purchased 49% of Encana’s leasehold interest in certain mineral leases as discussed above.

In September 2016, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.375 per share payable on November 10, 2016 to stockholders of record on September 30, 2016. This dividend is Nucor’s 174th consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments and new borrowings under our existing credit facility are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop appropriate strategies to manage them.

Interest Rate Risk - Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2015. There were no interest rate swaps outstanding at October 1, 2016.

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

Natural gas produced by Nucor’s wells is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the nine months ended October 1, 2016, the volume of natural gas sold from our natural gas drilling programs was approximately 28% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss), net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At October 1, 2016, accumulated other comprehensive income (loss) included $2.5 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at October 1, 2016, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$2,080	$5,200
Aluminum	1,246	3,114
Copper	953	2,387

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe, and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at October 1, 2016 were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended October 1, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Since 2008, Nucor has been a defendant, along with other major steel producers, in several related antitrust class-action proceedings filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints were voluntarily dismissed and are no longer pending. The plaintiffs allege that from April 1, 2005 through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. Nucor denies those allegations. The plaintiffs seek monetary and other relief on behalf of themselves and classes of direct and indirect purchasers of steel products from the defendants in the U.S. between April 1, 2005 and December 31, 2007. On September 30, 2016, Nucor entered into an agreement to settle the claims of the class of direct purchasers of steel products for the amount of $23.4 million. Nucor continues to believe the plaintiffs’ claims are without merit and did not admit liability or the validity of the plaintiffs’ claims as part of the settlement, but we entered into the settlement in order to avoid the burden, expense and distraction of further litigation. The settlement is subject to court approval. On November 3, 2016, the court granted preliminary approval of the settlement agreement. A final approval hearing has been scheduled for February 16, 2017. Direct purchasers of steel products will be given notice of the settlement and will have the opportunity to opt out. The settlement does not resolve claims asserted by a separate putative class of indirect purchasers of steel products. We will continue to vigorously defend against the indirect purchasers’ claims and any other claims relating to these allegations. We cannot at this time predict the outcome of the remaining litigation or estimate the range of Nucor’s potential exposure (if any) and, consequently, have not recorded any reserves or contingencies related to the class of indirect purchasers.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Bylaws as amended and restated September 15, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 20, 2016 (File No. 001-04119))

10.1	Termination and Indemnification Agreement and Mutual Waiver and Release dated October 1, 2016 among Nucor Corporation, Nucor Energy Holdings Inc., Encana Oil & Gas (USA) Inc. and Hunter Ridge Energy Services LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 4, 2016 (File No. 001-04119))

12	Computation of Ratio of Earnings to Fixed Charges

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended October 1, 2016, filed on November 9, 2016, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Nucor Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: November 9, 2016