Form 10-K
period 2016-12-31
NUCOR CORP
filed 2017-02-28
CIK 73309

2016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of common stock held by non-affiliates was approximately $15.83 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, July 2, 2016.

318,848,316 shares of the registrant’s common stock were outstanding at February 21, 2017.

Documents incorporated by reference include: Portions of the registrant’s 2016 Annual Report (Parts I, II and IV), and portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (Part III) to be filed within 120 days after the registrant’s fiscal year end.

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

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

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2016, we recycled approximately 17.6 million tons of scrap steel.

General Development of our Business in Recent Years

Nucor has invested significant capital in recent years to expand our product portfolio to include more value-added steel mill products, improve our cost structure, enhance our operational flexibility and provide additional channels to market for our products. Our investments total almost $6 billion over the last five years, with approximately two-thirds going to capital expenditures and one-third going to acquisitions. We believe that our focus on lowering cost will enable us to execute on our strategy of delivering profitable growth. Shifting our product mix to a greater portion of value-added products and increasing end-user market diversity will make us less susceptible to imports.

The following projects at facilities within our steel mills segment illustrate Nucor’s execution on the value-added product expansion and cost improvement aspects of our strategy. At our Hertford County, North Carolina plate mill, a series of expansions, including a heat treat line, a normalizing line and a vacuum tank degasser, were completed in 2013. Those projects have positioned the mill to increase its diversity of product offerings to be less exposed to imports and have allowed us to improve the product mix allocation between our plate mills and sheet mills to improve margins at those facilities. The final components of Nucor’s $290 million project at our South Carolina, Nebraska and Tennessee bar mills to expand our special bar quality (“SBQ”) and wire rod production capabilities by approximately one million tons were completed in 2015. These SBQ projects are an important component of our strategy because they allow us to produce engineered bar for more demanding applications that are less exposed to imports while maintaining our position as a low-cost commodity bar producer by shifting production to our other bar mills. In 2014, our Berkeley County, South Carolina mill successfully started up its nearly $100 million capital project that allows us to produce wider and thinner high-strength steel grades that can be used in a wide range of end use markets, including metal buildings, rail cars, water heaters, automotive, heavy equipment and motor lamination. Additionally, our Nucor-Yamato Steel Company (“Nucor-Yamato”) joint venture has recently completed two major capital projects to broaden its product offerings. Nucor-Yamato completed a $115 million project in late 2014 to add several additional sheet piling sections, which expanded our product offerings to include wider piling sections that are lighter and stronger, covering more area at a lower installed cost. The joint venture also recently began shipping structural steel from its $75 million quench and self-tempering line, which will make that mill the sole North American producer of certain high-strength, low-alloy structural sections. In September 2016, Nucor announced that it will add an additional cold mill at its Nucor Steel Arkansas facility for an estimated $230 million that will expand our ability to produce advanced high-strength, high-strength low-alloy and motor lamination steel products. We expect that the new cold mill complex will be operational in approximately two years.

Nucor’s steel mills segment has also grown significantly in recent years through the acquisitions of Gallatin Steel Company (“Gallatin”), a plate mill in Longview, Texas (“Longview”) and Independence Tube Corporation

(“Independence Tube”), as well as Southland Tube (“Southland”) and Republic Conduit (“Republic”) in early 2017. Nucor acquired Gallatin in 2014 for a cash purchase price of $779 million. Located on the Ohio River in Ghent, Kentucky, Gallatin has an annual sheet steel production capacity of approximately 1,600,000 tons and provides us with expanded access to the important midwestern United States steel market. Acquired during the third quarter of 2016 for approximately $29 million, Longview is able to produce 125,000 tons annually of higher value-added carbon and alloy plate products that can range from 1 to 12 inches thick and up to 138 inches wide. Nucor completed the acquisition of Independence Tube during the fourth quarter of 2016 for approximately $430 million, and we completed the acquisition of Southland for approximately $130 million in January 2017. From their five facilities in Alabama and Illinois, Independence Tube and Southland are able to produce over 800,000 tons annually of hollow structural section (HSS) tubing used primarily in nonresidential construction markets. Nucor also completed the acquisition of Republic, a steel electrical conduit manufacturer with plants in Georgia and Kentucky, in January 2017 for approximately $335 million. These three pipe and tube businesses provide Nucor with a new line of value-added products to offer our customers, and they provide a value-added channel to market as the businesses are consumers of Nucor’s hot-rolled sheet steel.

In addition to growing through capital expansions at existing operations and acquisitions, Nucor also uses joint ventures as a platform for growth. We recently announced the formation of a joint venture with JFE Steel Corporation of Japan in which Nucor would have 50% ownership in a plant that will be built in central Mexico to supply galvanized sheet steel to the growing Mexican automotive market. The plant, which is expected to be operational in 2019, will cost approximately $270 million and will have an annual capacity of 400,000 tons. Nucor’s sheet mills will provide approximately half of the hot-rolled steel substrate that will be consumed by the joint venture.

A major emphasis of our cost improvement and operational flexibility plan relates to having more control over both the cost and reliable sourcing of our raw materials. Our 2,500,000 metric tons-per-year DRI facility in St. James Parish, Louisiana began production in December 2013. The combination of our Louisiana facility and our DRI plant in Trinidad with an annual capacity of 2,000,000 metric tons gives us the flexibility to optimize Nucor’s overall iron units mix based on current market pricing for scrap and scrap substitutes to provide us with a low cost feedstock for our steel mills.

The DRI production process requires significant volumes of natural gas. On October 1, 2016, Nucor concluded several transactions to preserve its access to a long-term supply of low cost natural gas resources while maintaining capital flexibility. Nucor purchased 49% of Encana Oil & Gas (USA) Inc.’s (“Encana”) leasehold interest covering approximately 54,000 acres in the South Piceance Basin, terminated two Carry & Earning (“C&E”) drilling agreements, and sold its 50% interest in Hunter Ridge Energy Services LLC (“Hunter Ridge”). In the new arrangement, the determination of whether or not to participate and invest in all future drilling capital investment by one working interest owner is independent of other working interest owners. Nucor retains its interest in all existing producing wells that it currently owns.

Segments

Nucor reports its results in three segments: steel mills, steel products and raw materials. Net sales to external customers, intercompany sales, depreciation expense, amortization expense, earnings before income taxes and noncontrolling interests, assets and capital expenditures by segment for each of the three fiscal years in the three-year period ended December 31, 2016 are set forth in Note 22 of the Notes to Consolidated Financial Statements included in Nucor’s 2016 Annual Report, which is incorporated by reference. The steel mills segment is Nucor’s largest segment, representing approximately 70% of the Company’s sales to external customers in the fiscal year ended December 31, 2016.

Principal Products Produced

In the steel mills segment, Nucor produces and distributes sheet steel (hot-rolled, cold-rolled and galvanized), tubular products, plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar, wire rod and SBQ). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. Nucor’s equity method investments in Duferdofin Nucor S.r.l. and NuMit LLC are included in the steel mills segment. Also included in the steel mills segment are our distribution and international trading companies that buy and sell steel and steel products that Nucor and other steel producers have manufactured. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating, and wire and wire mesh. In the raw materials segment, the Company produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas drilling operations.

Markets and Marketing

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada, Mexico and elsewhere in the world. Nucor produces hot-rolled, cold-rolled and galvanized sheet steel to customers’ specifications while maintaining inventories to fulfill anticipated orders. We estimate that approximately 60% of our sheet steel sales in 2016 were to contract customers. The balance of our sheet steel sales was made in the spot market at prevailing prices at the time of sale. The proportion of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions. These sheet sales contracts permit price adjustments to reflect changes in the current market-based indices and/or raw material costs near the time of shipment. These sheet sales contracts typically have terms ranging from six to twelve months. Steel contract sales outside of our sheet operations are not significant.

Our tubular, plate, structural, reinforcing and merchant bar steel come in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders. In addition, our bar mill group manufactures hot-rolled SBQ products to exacting specifications primarily servicing the automotive, energy, agricultural, heavy equipment and transportation sectors. Almost all of our tubular, plate, structural, rebar, merchant bar and SBQ steel sales occur in the spot market at prevailing market prices.

In 2016, approximately 86% of the shipments made by our steel mills segment were to external customers. The remaining 14% of the steel mills segment’s shipments went to our tubular product maker, our piling distributor and our downstream joist, deck, rebar fabrication, fastener, metal buildings and cold finish operations. One of Nucor’s strategies for growth is expanding the channels by which our steel mills’ products can reach end-user customers. We have a goal of increasing our volume sold to internal customers to 20%.

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

In the raw materials segment, we process ferrous and nonferrous scrap metal for use in our steel mills and for sale to various domestic and international external customers. We also broker ferrous and nonferrous metals and scrap substitutes, supply ferro-alloys, and provide transportation, material handling and other services to users of scrap metals. Our primary external customers for ferrous scrap are electric arc furnace steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2016, approximately 10% of the ferrous and nonferrous metals and scrap substitutes tons we processed were sold to external customers. We used the balance in our steel mills.

Also within the raw materials segment are our DRI plants in Trinidad and Louisiana that produce iron inputs exclusively for use in the Nucor mills, as well as our natural gas production operations. All natural gas produced by the drilling operations is and will be sold to outside parties.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products and raw materials. These markets are highly competitive with many domestic and foreign firms participating, and, as a result of this highly competitive environment, we find that we primarily compete on price and service.

Our electric arc furnace steel mills face many different forms of competition, including integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other electric arc furnace steel mills, foreign imports and alternative materials. Large integrated steel producers have the ability to manufacture a wide variety of products but face significantly higher energy costs and are often burdened with higher capital and fixed operating costs. Electric arc furnace steel mill producers such as Nucor are sensitive to increases in scrap prices but tend to have lower capital and fixed operating costs compared with integrated steel producers.

Excess global steelmaking capacity, particularly in non-market economies, continues to be a significant challenge for Nucor and the entire U.S. steel industry. With the U.S. economy performing better than most other economies around the world and a strong U.S. dollar, the U.S. steel market is the destination of choice for global steel producers. Steel imports were down 15% in 2016 compared to 2015. Finished imports last year captured 26% market share. The effects of successful trade cases involving flat-rolled products were an important step in returning fair trade to the U.S. flat-rolled steel market, but challenges still remain in several product areas.

Competition from foreign steel and steel product producers presents unique challenges for us. Imported steel and steel products often benefit from government subsidies, either directly or indirectly through government-owned enterprises or government-owned or controlled financial institutions. China, which accounts for almost half of the steel produced annually in the world, is the prime example of how some foreign governments impact the global steel market. Nucor believes that Chinese producers, many of which are government-owned in whole or in part, benefit from their government’s manipulation of foreign currency exchange rates and from the receipt of government subsidies, which allow them to sell their products below cost. Other foreign governments utilize similar tactics to artificially lower their steel production costs. These distorting trade practices are widely recognized as being unfair and have been challenged successfully as violating world trade rules. In 2016, the U.S. steel industry received positive determinations in trade cases involving three flat-rolled products—corrosion-resistant, cold-rolled and hot-rolled steel. The U.S. Department of Commerce recently announced preliminary duty determinations in investigations addressing cut-to-length plate from twelve countries. The U.S. Department of Commerce also announced the initiation of antidumping duty investigations of imports of steel concrete reinforcing bar from Japan, Taiwan, and Turkey, and a countervailing duty (CVD) investigation of steel concrete reinforcing bar imports from Turkey. We expect the plate and rebar cases to conclude in 2017.

Efforts by foreign companies to evade duties by routing products through third-party countries is also a challenge. Artificially-priced imports and duty evasion schemes make it very difficult for Nucor to maintain sales prices and profit levels. As a result, Nucor joined three other steelmakers in filing a petition alleging China is circumventing coated steel sheet duties by shipping product through Vietnam.

The U.S. government announced it will continue to treat China as a non-market economy, despite China’s insistence that it should be recognized as a market economy under its Protocol of Accession to the World Trade Organization (“Protocol”). China was a government-run, non-market economy in 2001 when it entered its Protocol, and China remains a government-run, non-market economy today. The main objective of the Protocol was to encourage, and in some cases to require, China to make market-based economic reforms. However, over the past 15 years, China has failed to take the required steps to establish that it is a market economy under U.S. law. Therefore, the United States had no reason to change its treatment of China as a non-market economy when one of the relevant provisions of the Protocol expired in December 2016. By treating China as a non-market economy in antidumping cases, the U.S. Department of Commerce can assume that Chinese prices and costs are distorted, and may use other methodologies to calculate antidumping duties. This often results in appropriately higher duties against Chinese products in order to offset its unfair trade practices. China has filed a challenge to the U.S. decision with the World Trade Organization.

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

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $1.52 billion and $1.17 billion at December 31, 2016 and 2015, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from our downstream businesses. Nucor’s backlog of orders in the steel products segment was approximately $1.40 billion and $1.35 billion at December 31, 2016 and 2015, respectively. The majority of these orders will be filled within one year. Order backlog within our raw materials segment is not significant because the majority of the raw materials that segment produces are used internally.

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

The primary raw materials for our steel mills segment are ferrous scrap and scrap substitutes such as pig iron, DRI and HBI. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce a ton of steel. DJJ operates six regional scrap companies within the United States that have the combined annual scrap processing capability of over five million tons. DJJ acquires ferrous scrap from numerous sources including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. We purchase pig iron as needed from a variety of sources and operate DRI plants in Trinidad and Louisiana with respective capacities of 2,000,000 and 2,500,000 metric tons annually. The primary raw material for our DRI facilities is iron ore, which we purchase from various international suppliers.

In October 2016, Nucor concluded several transactions to improve its access to a long-term supply of natural gas. Nucor purchased 49% of Encana’s leasehold interest covering approximately 54,000 acres in the South Piceance Basin. Further, Nucor and Encana also terminated the two C&E drilling agreements entered into in 2010 and 2012, and Nucor sold its 50% equity interest in Hunter Ridge to Encana. Hunter Ridge is a gas gathering and water service provider formed by Nucor and Encana in 2012 to support the joint well development in the North Piceance Basin. In the new arrangement, the determination of whether or not to participate and invest in all future drilling capital investment by one working interest owner is independent of the other working interest owners. As such, Nucor has full discretion on its participation in all future drilling capital investments. By canceling the C&E drilling agreements, Nucor has eliminated all future carry capital and all contingent liabilities associated with those contracts, which should result in lower unit cost for any future drilling. Nucor retains all existing producing wells it currently owns. To support Nucor’s operating wells and potential future well developments on the 54,000 acres, Nucor has entered into long-term agreements directly with existing third party gathering and processing service providers.

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

Energy Consumption and Costs

Our steel mills are large consumers of electricity and natural gas. Our DRI facilities in Trinidad and Louisiana are also large consumers of natural gas. Consequently, we use a variety of strategies to manage our exposure to price risk of natural gas, including cash flow hedges and our natural gas drilling operations.

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

The U.S. Environmental Protection Agency (“USEPA”) issued a final rule regarding the Clean Power Plan (“CPP”). While the CPP is directed at electric generating units, as opposed to steelmaking operations, Nucor expects indirect impact through increased electric costs. There are ongoing legal challenges to the CPP which will likely delay any potential adverse impacts to Nucor. Additionally, the current administration has given strong signals that their intention is to repeal this regulation. If this regulation moves forward, we expect the impacts will be spread over a significant timeframe, mitigating these impacts on Nucor’s operations.

Nucor uses electric arc furnaces (“EAF”) to recycle scrap metal into new steel products. These EAFs use electricity as their primary source of energy. As the new administration revisits any number of recently implemented environmental regulations, such as greenhouse gas (“GHG”) regulations, air toxics rules, and emissions standards imposed on coal-fired electric utilities, it is reasonable to assume that any cost implications would be delayed until those reviews are complete.

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

Nucor operates an aggressive and sustainable environmental program that incorporates the concept of individual employee as well as management responsibility for environmental performance. All of Nucor’s steelmaking operations are ISO 14001 certified. Achieving ISO 14001 certification means that each of Nucor’s steel mills has put an environmental management system in place with measurable targets and objectives, such as reducing the use of oil and grease and minimizing electricity use, and has implemented site-wide recycling programs. Many of our facilities have incorporated energy efficiency targets to reduce both cost and environmental impacts into their environmental management systems. These environmental management systems help facilitate compliance with our environmental commitment, which is every Nucor teammate’s responsibility. Nucor’s environmental program maintains a high level of ongoing training, commitment, outreach and visibility.

Capital expenditures at our facilities that are associated with environmental regulation compliance for 2017 and 2018 are estimated to be less than $100 million per year.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and to innovate. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. We have slightly more than 100 employees in our executive office. The vast majority of Nucor’s approximately 23,900 employees as of December 31, 2016 are not represented by labor unions.

Available Information

Nucor’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available on our website at www.nucor.com, as soon as reasonably practicable after Nucor files these reports electronically with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this report or other documents we file with, or furnish to, the SEC.

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

According to the American Iron and Steel Institute, global steel overcapacity is estimated at approximately 770 million tons per year, with China’s overcapacity being the largest piece at approximately 470 million tons. This overcapacity and the slowdown in demand in China have resulted in a further increase in imports of artificially low-priced steel and steel products to the United States and world steel markets. Steel and steel products which would otherwise have been consumed by the local steel customers could then be displaced into global markets, putting our steel and steel products at a competitive disadvantage. A continuation of this unbalanced growth trend or a significant decrease in China’s rate of economic expansion could result in increasing steel exports from China.

Producers in the world steel market could pursue additional export opportunities as a result of the current abundance of ocean freight capacity. Furthermore, the domestic steel market could experience a contraction in exports at the same time as imports grow due to weakening conditions in Europe and policies of foreign governments that result in overvaluing the U.S. dollar against other foreign currencies. Furthermore, the addition of new capacity in the United States could exacerbate the issue of overcapacity domestically as well as globally.

Our industry is cyclical and both recessions and prolonged periods of slow economic growth could have an adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, metals service centers, appliance and automotive industries. As a result, downturns in the U.S. economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. While the United States has recently experienced modest growth in the general economy and steel demand in this country is stronger than in many parts of the world, the global and domestic steel industries continue to face significant challenges. These challenges are caused by global overcapacity in the steel industry and ongoing uncertainties in other regions of the world. These situations can contribute to weaker end-markets and depressed demand for domestically produced steel and steel products, potentially resulting in extraordinary volatility in our financial results.

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

Carbon is an essential raw material in Nucor’s production processes. As a carbon steel producer, Nucor could be increasingly affected both directly and indirectly if more stringent GHG regulations are further implemented. Because our operations are subject to most of these new GHG regulations, we are already impacted in the permit modification and reporting processes. Both GHG regulations and recently promulgated National Air Ambient Quality Standards (“NAAQS”), which are more restrictive than previous standards, make it significantly more difficult to obtain new permits and to modify existing permits.

These same regulations have indirectly increased the costs to manufacture our products as they have and continue to increase the cost of energy, primarily electricity, which we use extensively in the steelmaking process. The discovery of new natural gas reserves utilizing the practice of horizontal drilling and hydraulic fracturing is dampening some of this indirect impact, as some utilities switch fuels to natural gas from coal thereby reducing their emissions significantly. However, because some generating facilities when faced with new regulations are idling facilities instead of converting to natural gas, the resulting reduction in capacity can and will create further pressure on electrical energy prices. The USEPA has recently finalized its CPP, but that regulation is currently undergoing judicial review. These are regulations intended to reduce GHGs from electric generating units. The increase in electric costs will vary on a state by state basis but could be substantial across all regions. Although the rule is stayed pending a final court decision, utility companies are making decisions today that will likely increase cost for energy purchasers. To the extent that these regulations cause either directly or indirectly an increase in the cost of energy, they could have an impact on Nucor’s competitive position.

The USEPA continues to press forward with new regulations that control GHG and other NAAQS pollutants. Court challenges regarding many of these regulations have diminished to some extent their impact on various operations. Further court challenges to some of the NAAQS revisions may affect our operations, but the impact is likely to be minimal. Because some foreign steel producers are not subject to these same indirect and direct regulatory burdens and their associated cost increases, our products could be at a further competitive disadvantage. In addition to increased costs of production, we could also incur costs to defend and resolve legal claims and other litigation related to new air and water quality regulations and the alleged impact of our operations on the environment. Currently, there is uncertainty as to the future of these regulations given the change in administration in Washington.

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

Our operations are capital intensive. For the five-year period ended December 31, 2016, our total capital expenditures, excluding acquisitions, were approximately $4 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds or from borrowings under our $1.5 billion unsecured revolving credit facility, we cannot assure you that this will be the case. Additional acquisitions or unforeseen events could require financing from additional sources.

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

The steel industry and our business are sensitive to changes in taxes. As a company based in the United States, Nucor is more exposed to the effects of changes in U.S. tax laws than some of our major competitors. Our provision for income taxes and cash tax liability in the future could be adversely affected by changes in U.S. tax laws. Potential changes that would adversely affect us include, but are not limited to, current proposals for corporate tax reform which would lower tax rates, eliminate many tax deductions (accelerated depreciation, interest expense, and the domestic production activity deduction) and create border adjustments eliminating deduction of inputs from foreign sources.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own all of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,560,000	Structural steel, sheet steel
Decatur, Alabama	2,470,000	Sheet steel, tubular steel
Berkeley County, South Carolina	2,300,000	Sheet steel, structural steel
Hickman, Arkansas	2,050,000	Sheet steel
Crawfordsville, Indiana	1,900,000	Sheet steel
Norfolk, Nebraska	1,530,000	Bar steel
Hertford County, North Carolina	1,250,000	Plate steel
Plymouth, Utah	1,200,000	Bar steel
Jewett, Texas	1,080,000	Bar steel
Darlington, South Carolina	980,000	Bar steel
Seattle, Washington	640,000	Bar steel
Ghent, Kentucky	600,000	Sheet steel
Memphis, Tennessee	580,000	Bar steel
Marseilles, Illinois	550,000	Tubular steel
Auburn, New York	520,000	Bar steel
Marion, Ohio	430,000	Bar steel
Kankakee, Illinois	430,000	Bar steel
Longview, Texas	430,000	Plate steel
Jackson, Mississippi	420,000	Bar steel
Tuscaloosa, Alabama	390,000	Plate steel
Kingman, Arizona	380,000	Bar steel
Chicago, Illinois	350,000	Tubular steel
Trinity, Alabama	310,000	Tubular steel
Birmingham, Alabama	290,000	Bar steel
Wallingford, Connecticut	240,000	Bar steel

Steel products:
Norfolk, Nebraska	1,080,000	Joists, deck, cold finished bar
Brigham City, Utah	730,000	Joists, cold finished bar
Grapeland, Texas	680,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	540,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck
St. Joe, Indiana	460,000	Fasteners

The steel mills segment also includes Skyline, our steel foundation distributor with U.S. manufacturing facilities in eight states and one facility in Canada, the majority of which are owned. Additionally, we have a distribution center in Veracruz, Mexico.

In the steel products segment, we have approximately 70 operating facilities, in addition to the 8 listed above, in 37 states and 28 operating facilities in Canada. Our affiliate, Harris Steel Inc., also operates multiple sales offices in Canada and certain other foreign locations.

In the raw materials segment, DJJ has 67 operating facilities in 15 states along with multiple brokerage offices in the United States and certain other foreign locations. Nucor’s raw materials segment also includes our DRI facilities in Point Lisas, Trinidad and St. James Parish, Louisiana. A significant portion of the DRI production process occurs outdoors. The Trinidad site, including leased land, is approximately 1.84 million square feet. The Louisiana site has approximately 174.2 million square feet of owned land with buildings that total approximately 72,000 square feet.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments in 2016 were approximately 80%, 63% and 62% of production capacity, respectively. During the fourth quarter of 2016, we revised our steel mill capacity estimates to reflect the impact of the shift in our product mix in recent years to include a greater diversity and proportion of value-added products which often run more slowly on our mills.

We also own our principal executive office in Charlotte, North Carolina.

Item 3.	Legal Proceedings

Since 2008, Nucor has been a defendant, along with other major steel producers, in several related antitrust class-action proceedings filed by Standard Iron Works and other steel purchasers in the United States District Court for the Northern District of Illinois. The majority of these complaints were filed in September and October of 2008, with two additional complaints being filed in July and December of 2010. Two of these complaints were voluntarily dismissed and are no longer pending. The plaintiffs alleged that from April 1, 2005 through December 31, 2007, eight steel manufacturers, including Nucor, engaged in anticompetitive activities with respect to the production and sale of steel. Nucor denies those allegations. The plaintiffs sought monetary and other relief on behalf of themselves and classes of direct and indirect purchasers of steel products from the defendants in the United States between April 1, 2005 and December 31, 2007.

On September 30, 2016, Nucor entered into an agreement to settle the claims of the class of direct purchasers of steel products for the amount of $23.4 million, which was paid during the fourth quarter of 2016. Nucor believes the plaintiffs’ claims are without merit and did not admit liability or the validity of the plaintiffs’ claims as part of the settlement, but entered into the settlement in order to avoid the burden, expense and distraction of further litigation. The settlement was subject to court approval. On November 3, 2016, the court granted preliminary approval of the settlement. Direct purchasers of steel products were given notice of the settlement and the opportunity to object to the settlement or to opt out as class members. No purchasers timely objected to the settlement, and only two purchasers filed notices of intent to opt out. On February 16, 2017, the Court granted final approval of the settlement. The settlement does not resolve claims asserted by a separate putative class of indirect purchasers of steel products. Nucor and other Defendants have moved to dismiss those indirect purchaser claims. We will continue to vigorously defend against the indirect purchasers’ claims and any other claims relating to these allegations. We cannot at this time predict the outcome of the remaining litigation or estimate the range of Nucor’s potential exposure (if any) and, consequently, have not recorded any reserves or contingencies related to the class of indirect purchasers.

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

Not applicable.

Executive Officers of the Registrant

James R. Darsey (61), Executive Vice President of Merchant and Rebar Products, was named EVP in September 2010. Prior to that, he served as President of the Vulcraft/Verco Group from 2007 and was elected Vice President of Nucor in 1996. Mr. Darsey began his Nucor career in 1979 as Design Engineer at Vulcraft-Texas, later serving as Engineering Manager at Vulcraft-Utah and Vulcraft-Texas. He then served as General Manager of Vulcraft-Texas and General Manager of Nucor Steel-Texas.

John J. Ferriola (64), has served as Chairman of the Board of Directors of Nucor since January 2014, as Chief Executive Officer since January 2013 and as President since January 2011. Previously, Mr. Ferriola served as President and Chief Operating Officer from January 2011 to December 2012 and, prior to that, as Chief Operating Officer of Steelmaking Operations from 2007 to 2010, Executive Vice President from 2002 to 2007 and Vice President from 1996 to 2001. He has also been a director of Nucor since January 2011. Mr. Ferriola joined Nucor in 1991 as the Manager of Maintenance and Engineering at Nucor Steel-Texas. He later served as General Manager of Vulcraft-Texas, Nucor Steel-Nebraska and Nucor Steel-Indiana.

James D. Frias (60), has been Chief Financial Officer, Treasurer and Executive Vice President since January 2010. Prior to that, Mr. Frias was Vice President of Finance from 2006 to 2009. Mr. Frias joined Nucor in 1991 as Controller of Nucor Building Systems-Indiana. He also served as Controller of Nucor Steel-Indiana and as Corporate Controller. Mr. Frias joined the board of directors of Carlisle Companies Incorporated in February 2015.

Ladd R. Hall (60), Executive Vice President of Flat-Rolled Products, was named EVP in September 2007, having previously served as Vice President of Nucor since 1994. He began his Nucor career in Inside Sales at Nucor Steel-Utah in 1981. He later served as Sales Manager of Vulcraft-Utah, and General Manager of Vulcraft-Texas, Vulcraft-Utah, Nucor Steel-South Carolina and Nucor Steel-Berkeley County.

Raymond S. Napolitan, Jr. (59), was named Executive Vice President of Fabricated Construction Products in June 2013, having previously served as President of Nucor’s Vulcraft/Verco group from 2010 to 2013 and President of American Buildings Company from 2007 to 2010. He was elected Vice President of Nucor in 2007. Mr. Napolitan began his Nucor career in 1996 as Engineering Manager of Nucor Building Systems-Indiana, and later served as General Manager of Nucor Building Systems-Texas.

R. Joseph Stratman (60), Chief Digital Officer and Executive Vice President of Raw Materials, was named EVP in September 2007 and CDO in August 2016. He was elected Vice President of Nucor in 1999. Mr. Stratman joined Nucor in 1989 as Controller of Nucor Building Systems-Indiana. He then served as Controller of Nucor-Yamato, General Manager of Nucor Steel-Nebraska and General Manager of Nucor-Yamato.

David A. Sumoski (50), was named Executive Vice President of Engineered Bar Products in September 2014. He had previously served as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012 and as General Manager of Nucor Steel Memphis, Inc. from 2012 to September 2014. Mr. Sumoski was named Vice President of Nucor in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

D. Chad Utermark (48), was named Executive Vice President of Beam and Plate Products in May 2014. He had previously served as General Manager of Nucor Steel-Texas from 2008 to 2011 and as General Manager of Nucor-Yamato from 2011 to May 2014. He was named Vice President of Nucor in 2009. Mr. Utermark began his Nucor career as a utility operator at Nucor Steel-Arkansas in 1992, subsequently serving as shift supervisor and Hot Mill Manager at that division as well as Roll Mill Manager at Nucor Steel-Texas.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.50 per share in 2016 compared with $1.49 per share in 2015. In November 2016, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.3775 per share from $0.375 per share. In February 2017, the Board of Directors also declared Nucor’s 176th consecutive quarterly cash dividend of $0.3775 per share payable on May 11, 2017 to stockholders of record on March 31, 2017.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2016 Annual Report, page 86. Additional information regarding securities authorized for issuance under stock-based compensation plans is incorporated by reference to Nucor’s 2016 Annual Report, pages 69 through 72.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2016 Annual Report, page 47.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to Nucor’s 2016 Annual Report, page 4 (Forward-Looking Statements) and pages 26 through 45.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk—Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2016, 23% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly. The remaining 77% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2016, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

Commodity Price Risk—In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In periods of strong or stable demand for our products, we are more likely to be able to effectively reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for our products is weaker, this becomes more challenging. Our DRI facilities in Trinidad and Louisiana provide us with flexibility in managing our input costs. DRI is particularly important for operational flexibility when demand for prime scrap increases due to increased domestic production.

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the year ended December 31, 2016, the volume of natural gas sold from our drilling operations was approximately 28% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss), net of income taxes on the consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At December 31, 2016, accumulated other comprehensive income (loss) included $0.8 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2016, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$5,800	$14,510
Aluminum	1,272	2,943
Copper	1,099	3,892

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk—Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2016 and 2015 were insignificant.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to Nucor’s 2016 Annual Report, pages 48 through 82.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2016 are incorporated by reference to Nucor’s 2016 Annual Report, pages 48 through 49.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item about Nucor’s executive officers is contained in the section captioned Executive Officers of the Registrant in Part I of this report. The other information required by this item is incorporated by reference to Nucor’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”) under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; Section 16(a) Beneficial Ownership Reporting Compliance and Corporate Governance and Board of Directors.

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

Financial Statements:

The following consolidated financial statements and notes thereto, management’s report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2016 Annual Report, pages 48 through 82:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2016 and 2015

•	Consolidated Statements of Earnings—Years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows—Years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

Schedule II is not presented as all applicable information is presented in the consolidated financial statements and notes.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3(i)	Bylaws as amended and restated September 15, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 20, 2016 (File No. 001-04119))

4	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed December 13, 2002 (File No. 333-101852))

4(i)	Indenture, dated as of August 19, 2014, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed August 20, 2014 (File No. 333-198263))

4(ii)	Third Supplemental Indenture, dated as of December 3, 2007, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(iii)	Fourth Supplemental Indenture, dated as of June 2, 2008, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 3, 2008 (File No. 001-04119))

4(iv)	Fifth Supplemental Indenture, dated as of September 21, 2010, between Nucor Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(v)	Sixth Supplemental Indenture, dated as of July 29, 2013, between Nucor Corporation and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(vi)	Seventh Supplemental Indenture, dated as of December 10, 2014, among Nucor Corporation, The Bank of New York Mellon, as prior trustee, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 11, 2014 (File No. 001-04119))

4(vii)	Form of 5.750% Notes due December 2017 (included in Exhibit 4(ii) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(viii)	Form of 6.400% Notes due December 2037 (included in Exhibit 4(ii) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(ix)	Form of 5.850% Notes due June 2018 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 3, 2008 (File No. 001-04119))

4(x)	Form of 4.125% Notes due September 2022 (included in Exhibit 4(iv) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(xi)	Form of 4.000% Notes due August 2023 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xii)	Form of 5.200% Notes due August 2043 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

10	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 17, 2005 (File No. 001-04119)) (#)

10(i)	Amendment No. 1 to 2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(ii)	2010 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (File No. 001-04119)) (#)

10(iii)	Nucor Corporation 2014 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 25, 2014 (File No. 001-04119)) (#)

10(iv)	Form of Restricted Stock Unit Award Agreement – time-vested awards (incorporated by reference to Exhibit 10(iv) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(v)	Form of Restricted Stock Unit Award Agreement – retirement-vested awards (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(vi)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 (File No. 001-04119)) (#)

10(vii)	Form of Award Agreement for Annual Stock Option Grants used for awards granted prior to May 8, 2014 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-04119)) (#)

10(viii)	Form of Award Agreement for Annual Stock Option Grants used for awards granted after May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(ix)	Employment Agreement of John J. Ferriola (incorporated by reference to Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-04119)) (#)

10(x)	Amendment to Employment Agreement of John J. Ferriola (incorporated by reference to Exhibit 10(xix) to the Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-04119)) (#)

10(xi)	Employment Agreement of Ladd R. Hall (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(xii)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(xiii)	Employment Agreement of James D. Frias (incorporated by reference to Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04119)) (#)

10(xiv)	Employment Agreement of James R. Darsey (incorporated by reference to Exhibit 10(xxii) to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-04119)) (#)

10(xv)	Employment Agreement of Raymond S. Napolitan, Jr. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (File No. 001-04119)) (#)

10(xvi)	Employment Agreement of Chad Utermark (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(xvii)	Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 4, 2014 (File No. 001-04119)) (#)

10(xviii)	Severance Plan for Senior Officers and General Managers, as amended and restated effective February 18, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (File No. 001-04119)) (#)

10(xix)	Senior Officers Annual Incentive Plan, as amended and restated effective January 1, 2013 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(xx)	Senior Officers Long-Term Incentive Plan, as amended and restated effective January 1, 2013 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(xxi)	Termination and Indemnification Agreement and Mutual Waiver and Release dated October 1, 2016 among Nucor Corporation, Nucor Energy Holdings Inc., Encana Oil & Gas (USA) Inc. and Hunter Ridge Energy Services LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 4, 2016 (File No. 001-04119))

12*	Computation of Ratio of Earnings to Fixed Charges

13*	2016 Annual Report (portions incorporated by reference)

18*	Letter, dated February 28, 2017, from PricewaterhouseCoopers LLP

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature pages)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2016, filed February 28, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

(#)	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/S/ JOHN J. FERRIOLA
John J. Ferriola
Chairman, Chief Executive Officer and President

Dated: February 28, 2017

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

/S/ JOHN J. FERRIOLA	/S/ PATRICK J. DEMPSEY
John J. Ferriola Chairman, Chief Executive Officer and President (Principal Executive Officer)	Patrick J. Dempsey Director

/S/ JAMES D. FRIAS	/S/ GREGORY J. HAYES
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	Gregory J. Hayes Director

/S/ MICHAEL D. KELLER	/S/ VICTORIA F. HAYNES
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Victoria F. Haynes Director

/S/ BERNARD L. KASRIEL
Bernard L. Kasriel Director

/S/ CHRISTOPHER J. KEARNEY
Christopher J. Kearney Director

/S/ LAURETTE T. KOELLNER
Laurette T. Koellner Director

/S/ RAYMOND J. MILCHOVICH
Raymond J. Milchovich Director

/S/ JOHN H. WALKER
John H. Walker Lead Director

Dated: February 28, 2017

NUCOR CORPORATION

List of Exhibits to Form 10-K—December 31, 2016

Exhibit No.	Description of Exhibit

12	Computation of Ratio of Earnings to Fixed Charges

13	2016 Annual Report (portions incorporated by reference)

18	Letter, dated February 28, 2017, from PricewaterhouseCoopers LLP

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature pages)

31	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2016, filed February 28, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.