Form 10-Q
period 2017-04-01
NUCOR CORP
filed 2017-05-10
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

319,051,856 shares of common stock were outstanding at April 1, 2017.

Nucor Corporation

Form 10-Q

April 1, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016
Net sales	$4,815,179	$3,715,576

Costs, expenses and other:
Cost of products sold	4,054,929	3,400,591
Marketing, administrative and other expenses	176,426	109,745
Equity in earnings of unconsolidated affiliates	(8,756)	(9,245)
Interest expense, net	43,605	44,922

	4,266,204	3,546,013

Earnings before income taxes and noncontrolling interests	548,975	169,563
Provision for income taxes	171,327	47,066

Net earnings	377,648	122,497
Earnings attributable to noncontrolling interests	20,749	34,932

Net earnings attributable to Nucor stockholders	$356,899	$87,565

Net earnings per share:
Basic	$1.11	$0.27
Diluted	$1.11	$0.27
Average shares outstanding:
Basic	320,224	319,240
Diluted	321,146	319,294
Dividends declared per share	$0.3775	$0.3750

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016
Net earnings	$377,648	$122,497

Other comprehensive income:
Net unrealized loss on hedging derivatives, net of income taxes of ($1,000) for both the first quarter of 2017 and 2016	(1,635)	(1,731)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $300 and $1,700 for the first quarter of 2017 and 2016, respectively	485	3,031
Foreign currency translation gain, net of income taxes of $0 for both the first quarter of 2017 and 2016	2,001	53,897

	851	55,197

Comprehensive income	378,499	177,694
Comprehensive income attributable to noncontrolling interests	(20,749)	(34,932)

Comprehensive income attributable to Nucor stockholders	$357,750	$142,762

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 1, 2017	Dec. 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,657,759	$2,045,961
Short-term investments	50,000	150,000
Accounts receivable, net	1,980,556	1,631,676
Inventories, net	3,064,170	2,479,958
Other current assets	125,708	198,798

Total current assets	6,878,193	6,506,393
Property, plant and equipment, net	5,133,404	5,078,650
Goodwill	2,177,276	2,052,728
Other intangible assets, net	969,492	866,835
Other assets	717,095	718,912

Total assets	$15,875,460	$15,223,518

LIABILITIES
Current liabilities:
Short-term debt	$48,153	$17,959
Long-term debt due within one year	600,000	600,000
Accounts payable	1,257,900	838,109
Federal income taxes payable	76,755	—
Salaries, wages and related accruals	325,981	428,829
Accrued expenses and other current liabilities	529,007	505,069

Total current liabilities	2,837,796	2,389,966
Long-term debt due after one year	3,739,908	3,739,141
Deferred credits and other liabilities	829,685	839,703

Total liabilities	7,407,389	6,968,810

EQUITY
Nucor stockholders’ equity:
Common stock	151,775	151,734
Additional paid-in capital	1,986,983	1,974,672
Retained earnings	7,866,405	7,630,916
Accumulated other comprehensive loss, net of income taxes	(316,992)	(317,843)
Treasury stock	(1,554,148)	(1,559,614)

Total Nucor stockholders’ equity	8,134,023	7,879,865
Noncontrolling interests	334,048	374,843

Total equity	8,468,071	8,254,708

Total liabilities and equity	$15,875,460	$15,223,518

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016
Operating activities:
Net earnings	$377,648	$122,497
Adjustments:
Depreciation	158,525	152,249
Amortization	22,368	18,112
Stock-based compensation	9,524	7,300
Deferred income taxes	(6,695)	15,530
Distributions from affiliates	30,249	36,015
Equity in earnings of unconsolidated affiliates	(8,756)	(9,245)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(290,261)	(104,252)
Inventories	(519,902)	114,479
Accounts payable	413,256	197,350
Federal income taxes	157,346	23,273
Salaries, wages and related accruals	(102,744)	(49,453)
Other operating activities	3,584	27,004

Cash provided by operating activities	244,142	550,859

Investing activities:
Capital expenditures	(94,535)	(80,697)
Investment in and advances to affiliates	(14,000)	(6,098)
Disposition of plant and equipment	8,870	5,309
Acquisitions (net of cash acquired)	(485,060)	(1,386)
Purchases of investments	(50,000)	(50,000)
Proceeds from the sale of investments	150,000	100,000
Other investing activities	—	792

Cash used in investing activities	(484,725)	(32,080)

Financing activities:
Net change in short-term debt	30,180	(14,671)
Issuance of common stock	7,432	—
Payment of tax withholdings on certain stock-based compensation	(1,349)	—
Excess tax benefits from stock-based compensation	—	353
Distributions to noncontrolling interests	(61,544)	(49,853)
Cash dividends	(121,303)	(120,153)
Acquisition of treasury stock	—	(5,173)
Other financing activities	(518)	(559)

Cash used in financing activities	(147,102)	(190,056)

Effect of exchange rate changes on cash	(517)	10,296

(Decrease) increase in cash and cash equivalents	(388,202)	339,019
Cash and cash equivalents - beginning of year	2,045,961	1,939,469

Cash and cash equivalents - end of three months	$1,657,759	$2,278,488

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(11,222)	$(4,949)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements – In the first quarter of 2017, Nucor adopted new accounting guidance that amends the accounting for employee share-based payment transactions. This new standard requires income statement recognition of all tax effects, including all excess tax benefits and tax deficiencies, resulting from the settlement of share-based awards in the reporting period in which they occur. The standard also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits and tax deficiencies related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax purposes be classified as a financing activity in the statement of cash flows. The standard also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current guidance, or account for forfeitures as they occur. This new guidance, with the exception of the presentation of cash paid by directly withholding shares for tax purposes on the statement of cash flows, is applied prospectively for the Company beginning on January 1, 2017. The presentation of cash paid by directly withholding shares for tax purposes on the statement of cash flows as a financing activity requires retrospective application beginning January 1, 2017 (there was no impact on the condensed consolidated statement of cash flows for the three months ended April 2, 2016). The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. There is no change to our accounting policy with respect to the estimation of awards that are expected to vest.

In the January 2017, new guidance was issued regarding the simplification of the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test and will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company early adopted this new guidance in the first quarter of 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements - In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Financial Accounting Standards Board has also issued a number of updates to this new accounting guidance. The standard is effective for the Company for annual and interim reporting periods beginning after December 15, 2017 and is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2016, new accounting guidance was issued regarding the recognition and measurement of financial assets and financial liabilities. Changes to the current accounting guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the Financial Accounting Standards

Board clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities, is largely unchanged. The standard is effective for the Company for annual and interim reporting periods beginning after December 15, 2017 and is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, new accounting guidance was issued regarding the accounting for leases. The new guidance requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The standard is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements., but we expect that assets and liabilities will increase on the consolidated balance sheet.

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

In October 2016, new accounting guidance was issued regarding intra-entity transfers of assets other than inventory. The new guidance requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

Prior Year Change in Accounting Principle - In the fourth quarter of 2016, the Company changed its accounting method for valuing its inventories held by the parent company and Nucor-Yamato Steel Company to the first-in, first-out (FIFO) method of accounting from the last-in, first-out (LIFO) method. All inventories held by other subsidiaries of the parent company were previously and continue to be valued using the FIFO method.

The effects of the change in accounting principle from LIFO to FIFO have been retrospectively applied to all periods presented. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s condensed consolidated statement of earnings and condensed consolidated statement of cash flows (no impact on total cash provided by operating activities) for the three months ended April 2, 2016 were adjusted as follows:

(in thousands, except share data)	As Originally Reported	Effect of Change	As Currently Reported
Condensed Consolidated Statement of Earnings for the Three Months (13 Weeks) Ended April 2, 2016:
Cost of products sold	$3,428,628	$(28,037)	$3,400,591
Provision for income taxes	37,065	10,001	47,066
Net earnings	104,461	18,036	122,497
Earnings attributable to noncontrolling interests	33,707	1,225	34,932
Net earnings attributable to Nucor stockholders	70,754	16,811	87,565

Net earnings per share:
Basic	$0.22	$0.05	$0.27
Diluted	$0.22	$0.05	$0.27

Condensed Consolidated Statement of Cash Flows for the Three Months (13 Weeks) Ended April 2, 2016:
Net earnings	$104,461	$18,036	$122,497
Changes in inventories	142,516	(28,037)	114,479
Changes in deferred income taxes	5,529	10,001	15,530

2.	ACQUISITIONS AND DISPOSITIONS: On January 20, 2017, Nucor used cash on hand to acquire Republic Conduit (Republic) for a purchase price of $331.3 million. Republic produces steel electrical conduit primarily used to protect and route electrical wiring in various nonresidential structures such as hospitals, office buildings and stadiums. With its two facilities located in Kentucky and Georgia, Republic’s annual shipment volume has averaged 146,000 tons during the past two years. This acquisition not only further expands Nucor’s product portfolio to include the steel electrical conduit but the Company also believes it will be an important, value-added channel to market for Nucor’s sheet mills. Republic’s financial results are included as part of the steel mills segment (see Note 18).

We have allocated the purchase price for Republic to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Republic as of the date of acquisition (in thousands):

Cash	$206
Accounts receivable	39,177
Inventory	33,561
Other current assets	1,101
Property, plant and equipment	67,412
Goodwill	115,527
Other intangible assets	89,200
Other assets	3,118

Total assets acquired	349,302

Current liabilities	17,955

Total liabilities assumed	17,955

Net assets acquired	$331,347

The following table summarizes the purchase price allocation to the identifiable intangible assets of Republic as of the date of acquisition (in thousands, except years):

		Weighted - Average Life

Customer relationships	$80,800	12 years
Trademarks and trade names	8,400	13 years

	$89,200

The goodwill of $115.5 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel mills segment (see Note 6). Goodwill recognized for tax purposes was $118.6 million, all of which is deductible for tax purposes.

Other acquisitions, exclusive of purchase price adjustments of acquisitions made and net of cash acquired, totaled $150.8 million in the first quarter of 2017 ($1.4 million in the first quarter of 2016). Included the first quarter of 2017 amount is the January 9, 2017 acquisition of Southland Tube (Southland). Nucor used cash on hand to acquire Southland for a purchase price of approximately $130 million. Southland is a manufacturer of HSS tubing, which is primarily used in nonresidential construction markets. Southland had shipments of approximately 240,000 tons in 2016 and has one manufacturing facility in Birmingham, Alabama.

3.	ACCOUNTS RECEIVABLE: An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of an allowance for doubtful accounts of $46.1 million at April 1, 2017 ($45.9 million at December 31, 2016).

4.	INVENTORIES: Inventories consisted of approximately 39% raw materials and supplies and 61% finished and semi-finished products at April 1, 2017 (37% and 63%, respectively, at December 31, 2016). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined. Use of the lower of cost or market methodology reduced inventories by $1.3 million at April 1, 2017 ($2.2 million at December 31, 2016).

5.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $8.31 billion at April 1, 2017 ($8.16 billion at December 31, 2016).

Given the natural gas pricing environment, Nucor performed an impairment assessment of its proved producing natural gas well assets in December 2016. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future natural gas prices. The pricing used in this impairment assessment was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by numerous sources of market data. This analysis was performed on each of Nucor’s three groups of wells, with each group defined by common geographic location. Each of Nucor’s three groups of wells passed the impairment test. One of the groups of wells had estimated undiscounted cash flows that were noticeably closer to its carrying value of $80.8 million as of December 31, 2016. The carrying value of that group of wells was $78.4 million at April 1, 2017. Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the analysis could cause management to revise the natural gas price assumptions, which could possibly result in an impairment of a portion or all of the groups of proved well assets.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the three months ended April 1, 2017 by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2016	$620,156	$702,995	$729,577	$2,052,728
Acquisitions	125,293	—	—	125,293
Translation	—	(745)	—	(745)

Balance at April 1, 2017	$745,449	$702,250	$729,577	$2,177,276

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2016 and concluded that there was no impairment of goodwill for any of its reporting units. There have been no triggering events requiring an interim assessment for impairment since the most recent annual impairment testing date.

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	April 1, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,408,658	$584,962	$1,295,803	$566,884
Trademarks and trade names	174,021	69,149	161,851	66,494
Other	62,807	21,883	62,807	20,248

	$1,645,486	$675,994	$1,520,461	$653,626

Intangible asset amortization expense for the first quarter of 2017 and 2016 was $22.4 million and $18.1 million, respectively. Annual amortization expense is estimated to be $90.9 million in 2017; $88.8 million in 2018; $85.9 million in 2019; $83.5 million in 2020; and $82.3 million in 2021.

7.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $660.0 million at April 1, 2017 ($663.4 million at December 31, 2016) and is recorded in other assets in the condensed consolidated balance sheets.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the U.S., Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at April 1, 2017, was $304.9 million ($325.1 million as of December 31, 2016). Nucor received distributions of $30.2 million and $36.0 million from NuMit during the first quarter of 2017 and 2016, respectively.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at April 1, 2017 was $258.6 million ($256.6 million at December 31, 2016). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $103.4 million at April 1, 2017, resulting in a basis difference of $155.2 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($82.3 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.1 million and $2.2 million in the first quarter of 2017 and 2016, respectively.

As of April 1, 2017, Nucor had outstanding notes receivable of €35.0 million ($37.4 million) from Duferdofin Nucor (€35.0 million, or $36.9 million, as of December 31, 2016). The notes receivable bear interest at 0.94% and reset annually on September 30 to the 12-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2019. As of April 1, 2017, and December 31, 2016, the note receivable was classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee, the fair value of which is immaterial, for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (Facility A). The maximum amount Duferdofin Nucor can borrow under Facility A is €122.5 million ($130.8 million as of April 1, 2017). As of April 1, 2017, there was €102.5 million ($109.5 million) outstanding under that facility (€107.0 million, or $112.7 million, at December 31, 2016). Facility A was amended in 2015 to extend the maturity date to October 12, 2018. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. Nucor last assessed its equity investment in Duferdofin Nucor for impairment in 2015 due to the protracted challenging steel market conditions caused by excess global overcapacity, which increased in 2015, and the difficult economic environment in Europe. After completing its assessment, the Company determined that the carrying amount exceeded its estimated fair value and incurred a partial impairment of its investment. While the operating performance of Duferdofin Nucor showed meaningful improvement in 2016 and the first quarter of 2017, steel market conditions in Europe have continued to be challenging. Therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

8.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $78.7 million at April 1, 2017 ($61.3 million at December 31, 2016). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $121.4 million at April 1, 2017 ($121.3 million at December 31, 2016).

9.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At April 1, 2017, natural gas swaps covering approximately 20.4 million MMBTUs (extending through December 2019) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	April 1, 2017	Dec. 31, 2016
Asset derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$500	$1,250

Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	—	779

Total asset derivatives		$500	$2,029

Liability derivatives designated as hedging instruments:
Commodity contracts	Deferred credits and other liabilities	$(1,100)	$—

Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(441)	(605)

Foreign exchange contracts	Accrued expenses and other current liabilities	(92)	—

Total liability derivatives not designated as hedging instruments		(533)	(605)
Total liability derivatives		$(1,633)	$(605)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Derivatives in Cash Flow Hedging Relationships	Statement of Earnings Location	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
		Three Months (13 Weeks) Ended		Three Months (13 Weeks) Ended		Three Months (13 Weeks) Ended
		April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Commodity contracts	Cost of products sold	$(1,635)	$(1,731)	$(485)	$(3,031)	$—	$—

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedging Instruments	Statement of Earnings Location	Three Months (13 Weeks) Ended
		April 1, 2017	April 2, 2016
Commodity contracts	Cost of products sold	$(2,555)	$88
Foreign exchange contracts	Cost of products sold	(896)	(818)

Total		$(3,451)	$(730)

10.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of April 1, 2017, and December 31, 2016 (in thousands). Nucor does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets
	Carrying Amount in Condensed Consolidated		Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Balance Sheets	(Level 1)	(Level 2)	(Level 3)
As of April 1, 2017
Assets:
Cash equivalents	$1,193,130	$1,193,130	$—	$—
Short-term investments	50,000	50,000	—	—
Commodity contracts	500	—	500	—

Total assets	$1,243,630	$1,243,130	$500	$—

Liabilities:
Commodity and foreign exchange contracts	$(1,633)	$—	$(1,633)	$—

As of December 31, 2016
Assets:
Cash equivalents	$1,609,523	$1,609,523	$—	$—
Short-term investments	150,000	150,000	—	—
Commodity and foreign exchange contracts	2,029	—	2,029	—

Total assets	$1,761,552	$1,759,523	$2,029	$—

Liabilities:
Commodity contracts	$(605)	$—	$(605)	$—

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments are held in similar short-term investment instruments as described in Note 4 to the consolidated financial statements included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2016. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.70 billion at April 1, 2017 ($4.70 billion at December 31, 2016). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 1, 2017, and December 31, 2016 or similar debt with the same maturities, ratings and interest rates.

11.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $20.9 million of accrued environmental costs at April 1, 2017 ($21.9 million at December 31, 2016), $6.6 million was classified in accrued expenses and other current liabilities ($9.5 million at December 31, 2016) and $14.3 million was classified in deferred credits and other liabilities ($12.4 million at December 31, 2016). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

12.	STOCK-BASED COMPENSATION: Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first quarter of 2017 is as follows (in thousands, except year and per share amounts):

		Weighted - Average	Weighted - Average	Aggregate Intrinsic Value
	Shares	Exercise Price	Remaining Contractual Life
Number of shares under option:
Outstanding at beginning of year	3,591	$45.32
Granted	—	—
Exercised	(92)	$38.56		2,278
Canceled	—	—

Outstanding at April 1, 2017	3,499	$45.49	7.1 years	49,788

Options exercisable at April 1, 2017	1,466	$40.94	5.2 years	27,523

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.3 million in the first quarter of 2017 ($0.2 million in the first quarter of 2016). As of April 1, 2017, unrecognized compensation expense related to stock options was $1.3 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

RSUs granted to employees who are eligible for retirement on the date of grant are expensed immediately, and RSUs granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-

eligible since these awards vest upon retirement from the Company. Compensation expense for RSUs granted to employees who are not retirement-eligible is recognized on a straight-line basis over the vesting period.

Cash dividend equivalents are paid to holders of RSUs each quarter. Dividend equivalents paid on RSUs expected to vest are recognized as a reduction in retained earnings.

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first quarter of 2017 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,040	$48.47
Granted	—	—
Vested	(11)	$48.64
Canceled	(4)	$48.53

Unvested at April 1, 2017	1,025	$48.47

Shares reserved for future grants (stock options and RSUs)	8,702

Compensation expense for RSUs was $5.0 million in the first quarter of 2017 ($4.9 million in the first quarter of 2016). As of April 1, 2017, unrecognized compensation expense related to unvested RSUs was $26.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The AIP provides for the payment of annual cash incentive awards. An AIP participant may elect, however, to defer payment of up to one-half of an AIP award. In such event, the deferred AIP award is converted into common stock units and credited with a deferral incentive, in the form of additional common stock units, equal to 25% of the number of common stock units attributable to the deferred AIP award. Common stock units attributable to deferred AIP awards are fully vested. Common stock units credited as a deferral incentive vest upon the AIP participant’s attainment of age 55 while employed by Nucor. Vested common stock units are paid to AIP participants in the form of shares of common stock following their termination of employment with Nucor.

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first quarter of 2017 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	67	$45.77
Granted	172	$60.62
Vested	(144)	$51.69
Canceled	—	—

Unvested at April 1, 2017	95	$54.45

Shares reserved for future grants	683

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $4.3 million in the first quarter of 2017 ($2.2 million in the first quarter of 2016). As of April 1, 2017, unrecognized compensation expense related to unvested restricted stock awards was $1.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

13.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $54.0 million and $11.8 million in the first quarter of 2017 and 2016, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

14.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016
Interest expense	$46,300	$47,374
Interest income	(2,695)	(2,452)

Interest expense, net	$43,605	$44,922

15.	INCOME TAXES: The effective tax rate for the first quarter of 2017 was 31.2% compared to 27.8% for the first quarter of 2016. The increase in the effective tax rate for the first quarter of 2017 as compared to the first quarter of 2016 is primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The increase in effective tax rate is also due to a $4.5 million favorable non-cash out-of-period adjustment to current tax balances during the first quarter of 2016.

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

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $546.5 million at April 1, 2017 ($558.6 million at December 31, 2016).

16.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2016	$7,879,865	$374,843	$8,254,708
Total comprehensive income	357,750	20,749	378,499
Stock options	3,785	—	3,785
Issuance of stock under award plans, net of forfeitures	13,633	—	13,633
Amortization of unearned compensation	400	—	400
Dividends declared	(121,410)	—	(121,410)
Distributions to noncontrolling interests	—	(61,544)	(61,544)

Stockholders’ equity at April 1, 2017	$8,134,023	$334,048	$8,468,071

Stockholders’ equity at December 31, 2015	$7,477,816	$372,061	$7,849,877
Total comprehensive income	142,762	34,932	177,694
Stock options	150	—	150
Issuance of stock under award plans, net of forfeitures	8,618	—	8,618
Amortization of unearned compensation	200	—	200
Treasury stock acquired	(5,173)	—	(5,173)
Dividends declared	(120,156)	—	(120,156)
Distributions to noncontrolling interests	—	(49,853)	(49,853)
Other	—	(1,385)	(1,385)

Stockholders’ equity at April 2, 2016	$7,504,217	$355,755	$7,859,972

On September 2, 2015, the Company announced that the Board of Directors had approved a stock repurchase program under which the Company is authorized to repurchase up to $900 million of the Company’s common stock. The new $900 million share repurchase program has no stated expiration and replaced any previously authorized repurchase programs. As of April 1, 2017, the Company had $828.3 million remaining available under the program. The Company expects any share repurchases to be made through purchases from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of any repurchases will depend on market conditions, share price, applicable legal requirements and other factors.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS: The following tables reflect the changes in other accumulated comprehensive loss by component (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2017
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive loss at December 31, 2016	$750	$(326,170)	$7,577	$(317,843)
Other comprehensive (loss) income before reclassifications	(1,635)	2,001	—	366
Amounts reclassified from accumulated other comprehensive income into earnings (1)	485	—	—	485

Net current-period other comprehensive (loss) income	(1,150)	2,001	—	851

Accumulated other comprehensive loss at April 1, 2017	$(400)	$(324,169)	$7,577	$(316,992)

	Three Months (13 Weeks) Ended
	April 2, 2016
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive loss at December 31, 2015	$(11,700)	$(351,665)	$12,003	$(351,362)
Other comprehensive (loss) income before reclassifications	(1,731)	53,897	—	52,166
Amounts reclassified from accumulated other comprehensive loss into earnings (1)	3,031	—	—	3,031

Net current-period other comprehensive (loss) income	1,300	53,897	—	55,197

Accumulated other comprehensive loss at April 2, 2016	$(10,400)	$(297,768)	$12,003	$(296,165)

(1)	Includes $485 and $3,031 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2017 and 2016, respectively. The tax impacts of those reclassifications were $300 and $1,700, respectively.

18.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; tubular products businesses; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (DJJ), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce direct reduced iron (DRI) used by the steel mills; our natural gas production operations; and Nucor’s equity method investment in Hunter Ridge Energy Services LLC (Hunter Ridge). Nucor sold its 50% interest in Hunter Ridge during the third quarter of 2016. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense and stock-based compensation are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates. The balance of earnings (loss) before income taxes and noncontrolling interests as of and for the period ended April 2, 2016 was adjusted due to the change in accounting principle from LIFO to FIFO for certain inventories (see Note 1).

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016
Net sales to external customers:
Steel mills	$3,542,789	$2,634,589
Steel products	860,075	828,376
Raw materials	412,315	252,611

	$4,815,179	$3,715,576

Intercompany sales:
Steel mills	$660,918	$470,263
Steel products	27,143	21,206
Raw materials	2,178,639	1,171,362
Corporate/eliminations	(2,866,700)	(1,662,831)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$684,161	$280,372
Steel products	26,922	42,367
Raw materials	26,391	(63,372)
Corporate/eliminations	(188,499)	(89,804)

	$548,975	$169,563

	April 1, 2017	December 31, 2016
Segment assets:
Steel mills	$9,054,369	$8,084,773
Steel products	2,596,029	2,544,344
Raw materials	3,395,099	3,235,237
Corporate/eliminations	829,963	1,359,164

	$15,875,460	$15,223,518

19.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016
Basic net earnings per share:
Basic net earnings	$356,899	$87,565
Earnings allocated to participating securities	(1,192)	(369)

Net earnings available to common stockholders	$355,707	$87,196

Average shares outstanding	320,224	319,240

Basic net earnings per share	$1.11	$0.27

Diluted net earnings per share:
Diluted net earnings	$356,899	$87,565
Earnings allocated to participating securities	(1,188)	(369)

Net earnings available to common stockholders	$355,711	$87,196

Diluted average shares outstanding:
Basic shares outstanding	320,224	319,240
Dilutive effect of stock options and other	922	54

	321,146	319,294

Diluted net earnings per share	$1.11	$0.27

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been antidilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016
Anti-dilutive stock options:
Weighted average shares	—	2,403

Weighted average exercise price	$—	$45.73

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) availability and cost of electricity and natural gas which could negatively affect our cost of steel production or could result in a delay or cancelation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the U.S.; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including the severe economic downturn in construction markets and excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; and (13) our safety performance.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the audited consolidated financial statements, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces direct reduced iron (DRI) for use in its steel mills. Through The David J. Joseph Company and its affiliates (DJJ), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (HBI) and DRI. Most of Nucor’s operating facilities and customers are located in North America. Nucor’s operations include international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), hollow structural section tubing, electrical conduit, plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor and NuMit, as well as Nucor’s steel trading businesses and rebar distribution businesses. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas drilling operations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 89%, 60% and 67%, respectively, in the first quarter of 2017 compared with 80%, 56% and 60%, respectively, in the first quarter of 2016. The steel mills segment’s utilization rate for the first quarter of 2016 was revised as part of our updated analysis of steel mill capacity performed in the fourth quarter of 2016. The utilization rates of the steel mills segment for the first quarter of 2017 and the first quarter of 2016 are calculated using the same steel mill capacity as calculated from that updated analysis.

On January 9, 2017, Nucor used cash on hand to acquire Southland Tube (Southland) for a purchase price of approximately $130 million. Southland is a manufacturer of HSS tubing, which is primarily used in nonresidential construction markets. Southland had shipments of approximately 240,000 tons in 2016 and has one manufacturing facility in Birmingham, Alabama.

Nucor further expanded its value-added product offerings to its customers within the pipe and tube market through the January 20, 2017 acquisition of Republic Conduit (Republic) for a purchase price of $331.3 million. Republic produces steel electrical conduit primarily used to protect and route electrical wiring in various nonresidential structures such as hospitals, office buildings and stadiums. With its two facilities located in Kentucky and Georgia, Republic’s annual shipment volume has averaged 146,000 tons during the past two years.

In March 2017, Nucor announced an investment of $85 million to upgrade the rolling mill at its steel bar mill in Marion, Ohio in order to maintain a cost competitive position by reducing operating costs.

Results of Operations

Net Sales – Net sales to external customers by segment for the first quarter of 2017 and 2016 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016	% Change
Steel mills	$3,542,789	$2,634,589	34%
Steel products	860,075	828,376	4%
Raw materials	412,315	252,611	63%

Net sales	$4,815,179	$3,715,576	30%

Net sales for the first quarter of 2017 increased 30% from the first quarter of 2016. Average sales price per ton increased 21% from $604 in the first quarter of 2016 to $731 in the first quarter of 2017. Total tons shipped to outside customers were 6,584,000 in the first quarter of 2017, a 7% increase from the same period last year. Net sales for the first quarter of 2017 increased 22% from the fourth quarter of 2016 due to a 13% increase in total tons shipped to outside customers, and an 8% increase in the average sales price per ton.

In the steel mills segment, shipment tons were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016	% Change
Outside steel shipments	5,202	4,899	6%
Inside steel shipments	945	748	26%

Total steel shipments	6,147	5,647	9%

Net sales for the steel mills segment for the first quarter of 2017 increased 34% from the first quarter of 2016 due primarily to a 27% increase in the average sales price per ton from $538 to $682 and a 6% increase in tons sold to outside customers. Our sheet, plate and bar products all experienced large increases in average selling prices in the first quarter of 2017 compared to the first quarter of 2016, with the most significant increase at our sheet mills. The increase in tons sold to outside customers in the first quarter of 2017 compared to the same period last year was due primarily to improved market conditions for our sheet mills and the addition of tubular products that occurred during the fourth quarter of 2016 and first quarter of 2017. The steel mills segment benefited from decreased levels of imports beginning in mid-2016.

Net sales for the steel mills segment for the first quarter of 2017 increased 31% from the fourth quarter of 2016 due to an 11% increase in sales price per ton and an 18% increase in tons sold to outside customers. All of the product groups experienced increases in outside sales tons, with the largest increases at our sheet, structural and plate mills. Outside sales for our tubular products in the first quarter of 2017 more than doubled compared to the fourth quarter of 2016 due to the acquisitions of Republic and Southland in January 2017.

Imports continue to impact the U.S. steel industry. Important trade cases in cut-to-length plate, steel concrete reinforcing bar (rebar) and steel wire rod are in progress, which are helping to stop the flood of dumped and subsidized products from foreign producers, and are making sure that we can compete on a level-playing field. In the cut-to-length plate cases filed against 12 countries in April 2016, the U.S. Department of Commerce has now announced affirmative final determinations on dumped and subsidized imports from all 12 countries. The U.S. International Trade Commission has also voted unanimously that the domestic industry is being injured by dumped and subsidized plate imports from China, Brazil, Turkey and South Africa. The remaining votes in the plate cases are expected in the coming weeks. In February 2017, the U.S. Department of Commerce announced preliminary antidumping duties on rebar imports from Japan, Taiwan, and Turkey, and preliminary countervailing duties on rebar imports from Turkey. We expect the rebar case to conclude later this year. In March 2017, we filed a new trade case to address the flood of dumped and subsidized steel wire rod imports from 10 countries. The wire rod case is in the preliminary phase. Although we have made important progress dealing with illegally dumped imports, overall imports remain at very high levels and we believe accounted for an estimated 25% of the finished steel market in the first three months of 2017.

Tonnage data for the steel products segment is as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016	% Change
Joist sales	101	98	3%
Deck sales	106	101	5%
Cold finish sales	122	119	3%
Fabricated concrete reinforcing steel sales	247	242	2%

Net sales for the steel products segment in the first quarter of 2017 increased 4% from the first quarter of 2016 due to a 3% increase in volume and a 1% increase in average sales price per ton, from $1,271 to $1,288. Nonresidential construction markets slowed during the first quarter of 2017 as compared to the fourth quarter of 2016 due to seasonal factors, but we expect those markets to improve as the year progresses.

Net sales for the raw materials segment increased 63% in the first quarter of 2017 from the first quarter of 2016 due primarily to increased volumes and average selling prices at DJJ’s brokerage operations and, to a lesser extent, increased average selling prices at DJJ’s scrap processing operations. In the first quarter of 2017, approximately 86% of outside sales in the raw materials segment were from the brokerage operations of DJJ, and approximately 11% of the outside sales were from the scrap processing facilities (87% and 10%, respectively, in the first quarter of 2016).

Gross Margins –Nucor recorded gross margins of $760.3 million (16%) for the first quarter of 2017, which was an increase compared with $315.0 million (8%) for the first quarter of 2016 and $443.4 million (11%) for the fourth quarter of 2016:

•	The primary driver for the increases in gross margins in the first quarter of 2017 as compared to the first quarter of 2016 and the fourth quarter of 2016 was increased metal margins and higher utilization rates in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per ton used in the first quarter of 2017 was $284, a 47% increase from $193 in the first quarter of 2016 and a 20% increase from $236 in the fourth quarter of 2016. These increases in the average scrap and scrap substitutes cost per ton used in the first quarter of 2017 were more than offset by the previously mentioned increases in average sales prices and volumes resulting in increased metal margin per ton and total metal margin dollars in the first quarter of 2017 as compared to the first quarter of 2016 and fourth quarter of 2016.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices rose during the first quarter of 2017. As we begin the second quarter of 2017, we expect that scrap prices will remain steady at current pricing levels or decrease slightly compared to the peak levels reached by the end of the first quarter of 2017.

•	Steel mill energy costs increased approximately $1 per ton in the first quarter of 2017 from the first quarter of 2016 due to higher natural gas unit costs.

•	Gross margins in the steel products segment in the first quarter of 2017 decreased compared to the first quarter of 2016 due to increased input costs partly offset by an increase in volumes and a slight increase in average sales price.

•	Gross margins related to DJJ’s brokerage and scrap processing operations for the first quarter of 2017 increased significantly compared to the first quarter of 2016 due to increased volumes and margin expansion caused by improving scrap selling prices. Our DJJ operations have continued to reduce the cost structure of their operations to benefit profitability.

•	Gross margins in the raw materials segment were positively impacted by the performance of our DRI facility in Trinidad which experienced a significant increase in volume coupled with improved levels of pricing for alternative raw materials during the first quarter of 2017. The strong improvement in performance of our DRI operations during the first quarter of 2017 was despite the burden of a five-week unplanned outage during the quarter at the Nucor Steel Louisiana facility.

Marketing, Administrative and Other Expenses – A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $46.9 million in the first quarter of 2017 compared to the first quarter of 2016 due to increased profitability of the Company.

Interest Expense (Income) – Net interest expense for the first quarter of 2017 and 2016 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016
Interest expense	$46,300	$47,374
Interest income	(2,695)	(2,452)

Interest expense, net	$43,605	$44,922

Gross interest expense in the first quarter of 2017 decreased compared to the first quarter of 2016 due to a decrease in average debt outstanding. Gross interest income increased in the first quarter of 2017 compared to the first quarter of 2016 due to higher average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests – Earnings before income taxes and noncontrolling interests by segment for the first quarter of 2017 and 2016 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2017	April 2, 2016
Steel mills	$684,161	$280,372
Steel products	26,922	42,367
Raw materials	26,391	(63,372)
Corporate/eliminations	(188,499)	(89,804)

	$548,975	$169,563

Earnings before income taxes and noncontrolling interests in the steel mills segment in the first quarter of 2017 improved from the first quarter of 2016 due to significantly improved total metal margin dollars and metal margins per ton resulting from strong improvements in sales prices and increased sales volumes. Overall operating rates at our steel mills increased to 89% in the first quarter of 2017 as compared to 80% in the first quarter of 2016. We continue to be encouraged by the renewed growth in demand we are seeing in the energy markets and the nonresidential construction markets. The automotive markets remain strong.

Earnings before income taxes and noncontrolling interests for the steel mills segment in the first quarter of 2017 more than doubled compared to the fourth quarter of 2016. Total metal margin dollars for the steel mills segment in the first quarter of 2017 increased over the fourth quarter of 2016 due to strong increases in volumes, particularly at our sheet mills, combined with increased selling prices. First quarter of 2017 results also benefited from an improvement in steel mill operating rates from 74% in the fourth quarter of 2016 to 89% in the first quarter of 2017.

In the steel products segment, earnings before income taxes and noncontrolling interests in the first quarter of 2017 decreased compared to the first quarter of 2016 as slight increases in volumes and average selling prices were offset by increased input costs. The profitability of the steel products segment in the first quarter of 2017 was decreased from the fourth quarter of 2016 due to typical seasonality. We believe that conditions in nonresidential constructions markets will be improved in 2017 as compared to 2016. Backlogs for the steel products segment at the end of the first quarter of 2017 were higher than they were at the end of the first and fourth quarters of 2016.

The profitability of our raw materials segment in the first quarter of 2017 increased from the first quarter of 2016 primarily due to improved performance of DJJ’s scrap processing and brokerage businesses due to higher average selling prices and volumes. Also contributing to the improved performance of the raw materials segment was the increased profitability of our DRI facility in Trinidad, which benefited from increased volumes and pricing.

The large increase in the loss of the corporate/eliminations line in the first quarter of 2017 as compared to the first quarter of 2016 was due to increased incentive compensation costs, primarily profit sharing, caused by the increased profitability of the Company and higher intercompany eliminations due to increased intercompany sales activity and increased intercompany steel mill margins.

Noncontrolling Interests – Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS) of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the first quarter of 2017 was primarily attributable to the decreased earnings of NYS, which were due to decreased metal margin per ton, partially offset by higher volumes in the first quarter of 2017 as compared to the first quarter of 2016. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2017 and 2016, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes - The effective tax rate for the first quarter of 2017 was 31.2% compared to 27.8% for the first quarter of 2016. The expected rate for the full year of 2017 is approximately 31.8% compared with 30.7% for the full year of 2016. The increase in the effective tax rate for the first quarter of 2017 as compared to the first quarter of 2016 is primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The increase in effective tax rate is also due to a $4.5 million favorable non-cash out-of-period adjustment to current tax balances during the first quarter of 2016.

We estimate that in the next 12 months our gross unrecognized tax benefits which totaled $43.8 million at April 1, 2017 exclusive of interest, could decrease by as much as $9.6 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

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

Net Earnings Attributable to Nucor Stockholders and Return on Equity – Nucor reported consolidated net earnings of $356.9 million, or $1.11 per diluted share, in the first quarter of 2017 compared to consolidated net earnings of $87.6 million, or $0.27 per diluted share, in the first quarter of 2016. Included in the first quarter of 2016 net earnings are out-of-period non-cash gains totaling $13.4 million, primarily related to tax adjustments and a noncontrolling interest adjustment. The out-of-period adjustments, individually and in the aggregate, were not material to any previously reported periods. Net earnings as a percentage of net sales was 7.4% in the first quarter of 2017 and 2.4% in the first quarter of 2016. Annualized return on average stockholders’ equity was 17.8% in the first quarter of 2017 and 4.7% in the first quarter of 2016.

Outlook – Earnings in the first quarter of 2017 were the highest Nucor has had in recent years, and we expect earnings in the second quarter of 2017 to improve compared to the first quarter of 2017. Performance of the steel mills segment is expected to improve in the second quarter of 2017 as compared to the first quarter of 2017 as metal margins are expected to expand at our sheet mills due to the delayed impact of contract pricing. Our plate mills are anticipated to realize the full benefit of higher margins throughout the entire quarter. We expect increased profitability for our downstream products segment in the second quarter of 2017 as compared to the first quarter of 2017 due to seasonal factors as improving weather conditions benefit nonresidential construction markets. The performance of the raw materials segment is expected to improve in the second quarter of 2017 as compared to the first quarter of 2017 due to the improved profitability of our DRI facilities. We also expect intercompany profit eliminations to have a smaller relative impact in the second quarter of 2017.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2017 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $244.1 million in the first quarter of 2017 compared with $550.9 million in the first quarter of 2016. The primary reason for the decrease in cash provided by operating activities is that changes in operating assets and liabilities (exclusive of acquisitions) used cash of $338.7 million in the first quarter of 2017 compared with $208.4 million of cash generated in the first quarter of 2016. The funding of our working capital increased over the prior year period due mainly to increases in inventories and accounts receivable, partially offset by increases in accounts payable and federal income taxes payable. Accounts receivable increased due to a 13% increase in tons shipped to outside customers in the first quarter of 2017 from the fourth quarter of 2016 and an 8% increase in average sales price per ton. Inventories and accounts payable increased due to the 22% increase in the cost of scrap and scrap substitutes in inventory, as well as the 8% increase in tons of inventory on hand from year-end to the end of the first quarter of 2017. Federal taxes payable increased mainly as a function of increased profitability over the prior year. Partially offsetting the decrease in cash generated from changes in operating assets and liabilities was a $255.2 million increase in net earnings over the first quarter of 2016.

The current ratio was 2.4 at the end of the first quarter of 2017 and 2.7 at year-end 2016. The current ratio was negatively impacted by a $488.2 million decrease in cash and cash equivalents and short-term investments during the first quarter of 2017 due to cash used for acquisitions, dividends and capital expenditures, partially offset by cash generated from operating activities. Additionally, in the first quarter of 2017, inventories increased 24%, accounts receivable increased 21% and accounts payable increased 50% from the fourth quarter of 2016 due to the reasons cited above. In the first quarter of 2017, total accounts receivable turned approximately every five weeks and inventories turned approximately every nine weeks. These ratios compare with accounts receivable turnover of every five weeks and inventory turnover of every eight weeks in the first quarter of last year.

Cash used in investing activities during the first quarter of 2017 increased $452.6 million from the prior year period, mainly due to the acquisitions of Republic and Southland in January 2017. Also impacting cash used in investing activities was a $50 million increase in proceeds from the sale of investments and a slight increase in cash used for capital expenditures over the prior year period.

Cash used in financing activities decreased by $43.0 million in the first quarter of 2017 compared with the prior year period. The majority of this change related to the net change in short-term debt associated with trade credit arrangements used to finance the business of Nucor Trading S.A.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $1.71 billion as of April 1, 2017. Nucor’s solid cash and cash equivalents and short-term investments position provides many opportunities for prudent deployment of our capital.    We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to invest for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions, and greenfield expansions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase our stock when our cash position is strong and attractively priced growth opportunities are limited. In 2015, Nucor’s Board of Directors authorized the repurchase of up to $900 million of the Company’s common stock. For the first time since 2008, Nucor repurchased approximately $66.5 million of stock in December 2015 and $5.2 million of stock in February 2016. There have been no stock repurchases since then, and, as of April 1, 2017, the Company had $828.3 million remaining available under the share repurchase program.

Nucor has an undrawn $1.5 billion revolving credit facility that does not mature until April 2021. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard and Poor’s and a Baa1 long-

term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds. Based upon the preceding factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 1, 2017, our funded debt to total capital ratio was 34%, and we were in compliance with all other non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of April 1, 2017.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects, and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2017 are expected to be approximately $550 million compared to $617.7 million in 2016. The decrease in projected 2017 capital expenditures is primarily due to the fact that several major expansion projects were completed or near completion by the end of 2016. Those projects include NYS’s quench and self-tempering project to become the sole North American producer of high-strength, low-alloy beams; the heat treat facility addition at our Memphis, Tennessee SBQ mill to expand our participation in energy, automotive, heavy equipment, and service center markets; an upgraded finishing end at our Auburn, New York bar mill; and the installation of DRI handling equipment near our Gallatin, Kentucky sheet mill. Additionally, in 2016 Nucor purchased 49% of Encana Oil & Gas (USA) Inc.’s leasehold interest covering approximately 54,000 acres in the South Piceance Basin for $165.0 million. The project that we anticipate will have the largest capital expenditures in 2017 is the addition of a cold mill complex at Nucor Steel Arkansas.

In February 2017, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.3775 per share payable on May 11, 2017, to stockholders of record on March 31, 2017. This dividend is Nucor’s 176th consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2016. There were no interest rate swaps outstanding at April 1, 2017.

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

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the three months ended April 1, 2017, the volume of natural gas sold from our drilling operations was approximately 21% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss), net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At April 1, 2017, accumulated other comprehensive income (loss) included $0.4 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at April 1, 2017, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$5,860	$14,640
Aluminum	1,591	3,980
Copper	1,277	3,247

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe, and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at April 1, 2017, were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended April 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12*	Computation of Ratio of Earnings to Fixed Charges

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended April 1, 2017, filed on May 10, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 10, 2017