Form 10-Q
period 2017-07-01
NUCOR CORP
filed 2017-08-09
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

319,425,944 shares of common stock were outstanding at July 1, 2017.

Nucor Corporation

Form 10-Q

July 1, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$5,174,769	$4,245,772	$9,989,948	$7,961,348

Costs, expenses and other:
Cost of products sold	4,465,144	3,660,512	8,520,073	7,061,103
Marketing, administrative and other expenses	170,211	161,711	346,637	271,456
Equity in earnings of unconsolidated affiliates	(13,302)	(6,819)	(22,058)	(16,064)
Interest expense, net	44,580	40,484	88,185	85,406

	4,666,633	3,855,888	8,932,837	7,401,901

Earnings before income taxes and noncontrolling interests	508,136	389,884	1,057,111	559,447
Provision for income taxes	166,412	118,515	337,739	165,581

Net earnings	341,724	271,369	719,372	393,866
Earnings attributable to noncontrolling interests	18,676	27,749	39,425	62,681

Net earnings attributable to Nucor stockholders	$323,048	$243,620	$679,947	$331,185

Net earnings per share:
Basic	$1.00	$0.76	$2.12	$1.03
Diluted	$1.00	$0.76	$2.11	$1.03
Average shares outstanding:
Basic	320,439	319,360	320,332	319,299
Diluted	321,226	319,583	321,186	319,437
Dividends declared per share	$0.3775	$0.3750	$0.755	$0.750

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net earnings	$341,724	$271,369	$719,372	$393,866

Other comprehensive income:
Net unrealized (loss) income on hedging derivatives, net of income taxes of $0 and $1,900 for the second quarter of 2017 and 2016, respectively, and ($1,000) and $900 for the first six months of 2017 and 2016, respectively	(71)	3,243	(1,706)	1,512
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $0 and $1,900 for the second quarter of 2017 and 2016, respectively, and $300 and $3,600 for the first six months of 2017 and 2016, respectively	171	3,257	656	6,288
Foreign currency translation gain, net of income taxes of $0 for the second quarter of 2017 and 2016, and $0 for the first six months of 2017 and 2016	23,957	8,287	25,958	62,184

	24,057	14,787	24,908	69,984

Comprehensive income	365,781	286,156	744,280	463,850
Comprehensive income attributable to noncontrolling interests	(18,676)	(27,749)	(39,425)	(62,681)

Comprehensive income attributable to Nucor stockholders	$347,105	$258,407	$704,855	$401,169

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,511,353	$2,045,961
Short-term investments	50,000	150,000
Accounts receivable, net	2,081,150	1,631,676
Inventories, net	3,326,563	2,479,958
Other current assets	213,626	198,798

Total current assets	7,182,692	6,506,393
Property, plant and equipment, net	5,062,423	5,078,650
Goodwill	2,179,641	2,052,728
Other intangible assets, net	946,978	866,835
Other assets	740,991	718,912

Total assets	$16,112,725	$15,223,518

LIABILITIES
Current liabilities:
Short-term debt	$39,197	$17,959
Long-term debt due within one year	1,100,000	600,000
Accounts payable	1,214,313	838,109
Salaries, wages and related accruals	422,744	428,829
Accrued expenses and other current liabilities	549,052	505,069

Total current liabilities	3,325,306	2,389,966
Long-term debt due after one year	3,240,694	3,739,141
Deferred credits and other liabilities	834,812	839,703

Total liabilities	7,400,812	6,968,810

EQUITY
Nucor stockholders’ equity:
Common stock	151,920	151,734
Additional paid-in capital	2,004,079	1,974,672
Retained earnings	8,067,846	7,630,916
Accumulated other comprehensive loss, net of income taxes	(292,935)	(317,843)
Treasury stock	(1,553,845)	(1,559,614)

Total Nucor stockholders’ equity	8,377,065	7,879,865
Noncontrolling interests	334,848	374,843

Total equity	8,711,913	8,254,708

Total liabilities and equity	$16,112,725	$15,223,518

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016
Operating activities:
Net earnings	$719,372	$393,866
Adjustments:
Depreciation	318,278	306,088
Amortization	45,443	35,587
Stock-based compensation	41,159	37,576
Deferred income taxes	(4,173)	11,687
Distributions from affiliates	46,877	37,026
Equity in earnings of unconsolidated affiliates	(22,058)	(16,064)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(396,452)	(398,266)
Inventories	(781,581)	(183,056)
Accounts payable	371,158	452,815
Federal income taxes	(14,114)	129,325
Salaries, wages and related accruals	(5,794)	32,091
Other operating activities	28,849	27,697

Cash provided by operating activities	346,964	866,372

Investing activities:
Capital expenditures	(189,235)	(227,342)
Investment in and advances to affiliates	(19,000)	(12,508)
Disposition of plant and equipment	12,509	11,631
Acquisitions (net of cash acquired)	(478,410)	—
Purchases of investments	(50,000)	(550,000)
Proceeds from the sale of investments	150,000	100,000
Other investing activities	(990)	6,265

Cash used in investing activities	(575,126)	(671,954)

Financing activities:
Net change in short-term debt	21,235	(31,375)
Issuance of common stock	7,432	1,882
Payment of tax withholdings on certain stock-based compensation	(13,185)	(9,407)
Excess tax benefits from stock-based compensation	—	916
Distributions to noncontrolling interests	(79,420)	(78,684)
Cash dividends	(242,704)	(240,302)
Acquisition of treasury stock	—	(5,173)
Other financing activities	(1,101)	(4,630)

Cash used in financing activities	(307,743)	(366,773)

Effect of exchange rate changes on cash	1,297	14,036

Decrease in cash and cash equivalents	(534,608)	(158,319)
Cash and cash equivalents - beginning of year	2,045,961	1,939,469

Cash and cash equivalents - end of six months	$1,511,353	$1,781,150

Non-cash investing activity:
Change in accrued plant and equipment purchases	$(12,927)	$2,630

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information included in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements – In the first quarter of 2017, Nucor adopted new accounting guidance that amends the accounting for employee share-based payment transactions. This new standard requires income statement recognition of all tax effects, including all excess tax benefits and tax deficiencies, resulting from the settlement of share-based awards in the reporting period in which they occur. The standard also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits and tax deficiencies related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax purposes be classified as a financing activity in the statement of cash flows. The standard also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current guidance, or account for forfeitures as they occur. This new guidance, with the exception of the presentation of cash paid by directly withholding shares for tax purposes on the statement of cash flows, is applied prospectively for the Company beginning on January 1, 2017. The presentation of cash paid by directly withholding shares for tax purposes on the statement of cash flows as a financing activity requires retrospective application beginning January 1, 2017. As a result of the retrospective application of this new guidance, $9.4 million was reclassified from other operating activities to payment of tax withholdings on certain stock-based compensation in the condensed consolidated statement of cash flows for the six months ended July 2, 2016. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements. There is no change to our accounting policy with respect to the estimation of awards that are expected to vest.

In January 2017, new guidance was issued regarding the simplification of the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test and will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company early adopted this new guidance in the first quarter of 2017. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, new accounting guidance was issued regarding the recognition and measurement of financial assets and financial liabilities. Changes to the current accounting guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the Financial Accounting Standards Board clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities, is largely unchanged. The standard is effective for the Company for annual and interim reporting periods beginning after December 15, 2017 and is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, new accounting guidance was issued regarding the accounting for leases. The new guidance requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The standard is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements, but we expect that assets and liabilities will increase on the consolidated balance sheet.

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

The effects of the change in accounting principle from LIFO to FIFO have been retrospectively applied to all periods presented. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s condensed consolidated statements of earnings for the three- and six-month periods ended July 2, 2016 and condensed consolidated statement of cash flows (no impact on total cash provided by operating activities) for the six-month period ended July 2, 2016 were adjusted as follows:

(in thousands, except per share data)	As Originally Reported	Effect of Change	As Currently Reported
Condensed Consolidated Statement of Earnings for the Three Months (13 Weeks) Ended July 2, 2016:
Cost of products sold	$3,679,512	$(19,000)	$3,660,512
Provision for income taxes	112,548	5,967	118,515
Net earnings	258,336	13,033	271,369
Earnings attributable to noncontrolling interests	24,564	3,185	27,749
Net earnings attributable to Nucor stockholders	233,772	9,848	243,620

Net earnings per share:
Basic	$0.73	$0.03	$0.76
Diluted	$0.73	$0.03	$0.76

(in thousands, except per share data)	As Originally Reported	Effect of Change	As Currently Reported
Condensed Consolidated Statement of Earnings for the Six Months (26 Weeks) Ended July 2, 2016:
Cost of products sold	$7,108,140	$(47,037)	$7,061,103
Provision for income taxes	149,613	15,968	165,581
Net earnings	362,797	31,069	393,866
Earnings attributable to noncontrolling interests	58,271	4,410	62,681
Net earnings attributable to Nucor stockholders	304,526	26,659	331,185

Net earnings per share:
Basic	$0.95	$0.08	$1.03
Diluted	$0.95	$0.08	$1.03

(in thousands)
Condensed Consolidated Statement of Cash Flows for the Six Months (26 Weeks) Ended July 2, 2016:
Net earnings	$362,797	$31,069	$393,866
Changes in inventories	(136,019)	(47,037)	(183,056)
Changes in deferred income taxes	(4,281)	15,968	11,687

2.	ACQUISITIONS AND DISPOSITIONS: On January 20, 2017, Nucor used cash on hand to acquire Republic Conduit (Republic) for a purchase price of $331.6 million. Republic produces steel electrical conduit primarily used to protect and route electrical wiring in various nonresidential structures such as hospitals, office buildings and stadiums. With its two facilities located in Kentucky and Georgia, Republic’s annual shipment volume has averaged 146,000 tons during the past two years. This acquisition not only further expands Nucor’s product portfolio to include steel electrical conduit but the Company also believes it will be an important, value-added channel to market for Nucor’s sheet mills. Republic’s financial results are included as part of the steel mills segment (see Note 18).

We have allocated the purchase price for Republic to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Republic as of the date of acquisition (in thousands):

Cash	$206
Accounts receivable	39,177
Inventory	33,561
Other current assets	1,101
Property, plant and equipment	67,412
Goodwill	115,562
Other intangible assets	89,200
Other assets	3,118

Total assets acquired	349,337

Current liabilities	17,743

Total liabilities assumed	17,743

Net assets acquired	$331,594

The following table summarizes the purchase price allocation to the identifiable intangible assets of Republic as of the date of acquisition (in thousands, except years):

		Weighted - Average Life
Customer relationships	$80,800	12 years
Trademarks and trade names	8,400	13 years

	$89,200

The goodwill of $115.6 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel mills segment (see Note 6). Goodwill recognized for tax purposes was $118.6 million, all of which is deductible for tax purposes.

Other acquisitions, exclusive of purchase price adjustments of acquisitions made and net of cash acquired, totaled $150.8 million in the first six months of 2017 (none in the first six months of 2016). Included in the 2017 amount is the January 9, 2017 acquisition of Southland Tube (Southland). Nucor used cash on hand to acquire Southland for a purchase price of approximately $130 million. Southland is a manufacturer of hollow structural section tubing, which is primarily used in nonresidential construction markets. Southland had shipments of approximately 240,000 tons in 2016 and has one manufacturing facility in Birmingham, Alabama.

3.	ACCOUNTS RECEIVABLE: An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of an allowance for doubtful accounts of $47.3 million at July 1, 2017 ($45.9 million at December 31, 2016).

4.	INVENTORIES: Inventories consisted of approximately 39% raw materials and supplies and 61% finished and semi-finished products at July 1, 2017 (37% and 63%, respectively, at December 31, 2016). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined. Use of the lower of cost or market methodology reduced inventories by $2.0 million at July 1, 2017 ($2.2 million at December 31, 2016).

5.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $8.46 billion at July 1, 2017 ($8.16 billion at December 31, 2016).

Given the natural gas pricing environment, Nucor performed an impairment assessment of its proved producing natural gas well assets in December 2016. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future natural gas prices. The pricing used in this impairment assessment was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by numerous sources of market data. This analysis was performed on each of Nucor’s three groups of wells, with each group defined by common geographic location. Each of Nucor’s three groups of wells passed the impairment test. One of the groups of wells had estimated undiscounted cash flows that were noticeably closer to its carrying value of $80.8 million as of December 31, 2016. The carrying value of that group of wells was $75.8 million at July 1, 2017. Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the analysis could cause management to revise the natural gas price assumptions, which could possibly result in an impairment of some or all of the groups of proved well assets.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended July 1, 2017, by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2016	$620,156	$702,995	$729,577	$2,052,728
Acquisitions	125,328	—	—	125,328
Translation	—	1,585	—	1,585

Balance at July 1, 2017	$745,484	$704,580	$729,577	$2,179,641

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

Intangible assets with estimated useful lives of 5 to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following (in thousands):

	July 1, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,409,125	$603,734	$1,295,803	$566,884
Trademarks and trade names	174,116	71,843	161,851	66,494
Other	62,807	23,493	62,807	20,248

	$1,646,048	$699,070	$1,520,461	$653,626

Intangible asset amortization expense in the second quarter of 2017 and 2016 was $23.0 million and $17.5 million, respectively, and was $45.4 million and $35.6 million in the first six months of 2017 and 2016, respectively. Annual amortization expense is estimated to be $90.8 million in 2017; $88.8 million in 2018; $85.9 million in 2019; $83.5 million in 2020; and $82.3 million in 2021.

7.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $679.5 million at July 1, 2017 ($663.4 million at December 31, 2016) and is recorded in other assets in the condensed consolidated balance sheets.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at July 1, 2017 was $302.3 million ($325.1 million at December 31, 2016). Nucor received distributions of $46.9 million and $37.0 million from NuMit during the first six months of 2017 and 2016, respectively.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at July 1, 2017 was $274.7 million ($256.6 million at December 31, 2016). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $110.3 million at July 1, 2017, resulting in a basis difference of $164.4 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($88.0 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.2 million in the second quarter of 2017 and 2016, and was $4.3 million and $4.4 million in the first six months of 2017 and 2016, respectively.

As of July 1, 2017, Nucor had outstanding notes receivable of €35.0 million ($40.0 million) from Duferdofin Nucor (€35.0 million, or $36.9 million, as of December 31, 2016). The notes receivable bear interest at 0.94% and reset annually on September 30 to the 12-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2019. As of July 1, 2017 and December 31, 2016, the notes receivable were classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee, the fair value of which is immaterial, for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (Facility A). The maximum amount Duferdofin Nucor could have borrowed under Facility A was €122.5 million ($139.9 million) as of July 1, 2017. As of July 1, 2017, there was €115.0 million ($131.4 million) outstanding under that facility (€107.0 million, or $112.7 million, as of December 31, 2016). Facility A was amended in 2015 to extend the maturity date to October 12, 2018. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. Nucor last assessed its equity investment in Duferdofin Nucor for impairment in 2015 due to the protracted challenging steel market conditions caused by excess global overcapacity, which increased in 2015, and the difficult economic environment in Europe. After completing its assessment, the Company determined that the carrying amount exceeded its estimated fair value and incurred a partial impairment of its investment. While the operating performance of Duferdofin Nucor showed meaningful improvement in 2016 and the first half of 2017, steel market conditions in Europe have continued to be challenging. Therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

8.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $123.5 million at July 1, 2017 ($61.3 million at December 31, 2016). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $121.6 million at July 1, 2017 ($121.3 million at December 31, 2016).

9.	DERIVATIVES: Nucor periodically uses derivative financial instruments primarily to partially manage its exposure to price risk related to natural gas purchases used in the production process as well as to scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor periodically uses derivatives to partially manage its exposure to changes in interest rates on outstanding debt instruments and uses forward foreign exchange contracts to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions.

Nucor recognizes all derivative instruments in the condensed consolidated balance sheets at fair value. Any resulting changes in fair value are recorded as adjustments to other comprehensive income (loss), net of tax, or recognized in net earnings, as appropriate.

At July 1, 2017, natural gas swaps covering approximately 17.6 million MMBTUs (extending through December 2019) were outstanding.

The following tables summarize information regarding Nucor’s derivative instruments (in thousands):

Fair Value of Derivative Instruments

		Fair Value at
	Balance Sheet Location	July 1, 2017	Dec. 31, 2016
Asset derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$200	$1,250

Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	—	779

Total asset derivatives		$200	$2,029

Liability derivatives designated as hedging instruments:
Commodity contracts	Deferred credits and other liabilities	$(700)	$—

Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(658)	(605)
Foreign exchange contracts	Accrued expenses and other current liabilities	(1,232)	—

Total liability derivatives not designated as hedging instruments		(1,890)	(605)

Total liability derivatives		$(2,590)	$(605)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments

Amount of Gain or (Loss), net of
		Amount of Gain or (Loss), net of		tax, Reclassified from		Amount of Gain or (Loss), net of
Derivatives in		tax, Recognized in OCI on		Accumulated OCI into Earnings on		tax, Recognized in Earnings on
Cash Flow	Statement of	Derivatives (Effective Portion)		Derivatives (Effective Portion)		Derivatives (Ineffective Portion)
Hedging	Earnings	Three Months (13 Weeks) Ended		Three Months (13 Weeks) Ended		Three Months (13 Weeks) Ended
Relationships	Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Commodity contracts	Cost of products sold	$(71)	$3,243	$(171)	$(3,257)	$—	$—

Derivatives in Cash Flow	Statement of	Amount of Gain or (Loss), net of tax, Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Reclassified from Accumulated OCI into Earnings on Derivatives (Effective Portion)		Amount of Gain or (Loss), net of tax, Recognized in Earnings on Derivatives (Ineffective Portion)
Hedging	Earnings	Six Months (26 Weeks) Ended		Six Months (26 Weeks) Ended		Six Months (26 Weeks) Ended
Relationships	Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Commodity contracts	Cost of products sold	$(1,706)	$1,512	$(656)	$(6,288)	$—	$—

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Derivatives Not Designated as	Statement of	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
Hedging Instruments	Earnings Location	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Commodity contracts	Cost of products sold	$(364)	$(962)	$(2,919)	$(874)
Foreign exchange contracts	Cost of products sold	(1,449)	(13)	(2,345)	(831)

Total		$(1,813)	$(975)	$(5,264)	$(1,705)

10.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of July 1, 2017 and December 31, 2016 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 1, 2017
Assets:
Cash equivalents	$1,092,015	$1,092,015	$—	$—
Short-term investments	50,000	50,000	—	—
Commodity contracts	200	—	200	—

Total assets	$1,142,215	$1,142,015	$200	$—

Liabilities:
Commodity and foreign exchange contracts	$(2,590)	$—	$(2,590)	$—

As of December 31, 2016
Assets:
Cash equivalents	$1,609,523	$1,609,523	$—	$—
Short-term investments	150,000	150,000	—	—
Commodity and foreign exchange contracts	2,029	—	2,029	—

Total assets	$1,761,552	$1,759,523	$2,029	$—

Liabilities:
Commodity contracts	$(605)	$—	$(605)	$—

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments are held in similar short-term investment instruments as described in Note 4 to the audited consolidated financial statements included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2016. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.75 billion at July 1, 2017 ($4.70 billion at December 31, 2016). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 1, 2017 and December 31, 2016, or similar debt with the same maturities, ratings and interest rates.

11.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $17.4 million of accrued environmental costs at July 1, 2017 ($21.9 million at December 31, 2016), $5.1 million was classified in accrued expenses and other current liabilities ($9.5 million at December 31, 2016) and $12.3 million was classified in deferred credits and other liabilities ($12.4 million at December 31, 2016). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

A summary of activity under Nucor’s stock option plans for the first six months of 2017 is as follows (in thousands, except years and per share amounts):

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	3,591	$45.32
Granted	698	$59.07
Exercised	(92)	$38.56		$2,278
Canceled	—	—

Outstanding at July 1, 2017	4,197	$47.75	7.3 years	$43,313

Stock options exercisable at July 1, 2017	1,900	$43.16	5.4 years	$27,960

For the 2017 stock option grant, the grant date fair value of $12.61 per share was calculated using the Black-Scholes option-pricing model with the following assumptions:

Exercise price	$59.07
Expected dividend yield	2.56%
Expected stock price volatility	26.53%
Risk-free interest rate	2.02%
Expected life (years)	6.5

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $7.2 million and $7.1 million in the second quarter of 2017 and 2016, respectively, and $7.5 million and $7.3 million in the first six months of 2017 and 2016, respectively. As of July 1, 2017, unrecognized compensation expense related to stock options was $2.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units – Nucor annually grants restricted stock units (RSUs) to key employees, officers and non-employee directors. The RSUs typically vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date. A portion of the RSUs awarded to an officer vests upon the officer’s retirement. Retirement, for purposes of vesting in these RSUs only, means termination of employment with approval of the Compensation and Executive Development Committee of the Board of Directors after satisfying age and years of service requirements. RSUs granted to a non-employee director are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the Board of Directors.

RSUs granted to employees who are eligible for retirement on the date of grant are expensed immediately, and RSUs granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since these awards vest upon retirement from the Company. Compensation expense for RSUs granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period.

Cash dividend equivalents are paid to holders of RSUs each quarter. Dividend equivalents paid on RSUs expected to vest are recognized as a reduction in retained earnings.

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first six months of 2017 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units:
Unvested at beginning of year	1,040	$48.47
Granted	721	$59.07
Vested	(630)	$53.21
Canceled	(10)	$49.38

Unvested at July 1, 2017	1,121	$52.62

Shares reserved for future grants (stock options and RSUs)	7,278

Compensation expense for RSUs was $21.1 million and $18.3 million in the second quarter of 2017 and 2016, respectively, and $26.1 million and $23.2 million in the first six months of 2017 and 2016, respectively. As of July 1, 2017, unrecognized compensation expense related to unvested RSUs was $46.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards – Nucor’s Senior Officers Long-Term Incentive Plan (LTIP) and Senior Officers Annual Incentive Plan (AIP) authorize the award of shares of common stock to officers subject to certain conditions and restrictions.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first six months of 2017 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock awards and units:
Unvested at beginning of year	67	$45.77
Granted	172	$60.62
Vested	(144)	$51.69
Canceled	—	—

Unvested at July 1, 2017	95	$54.45

Shares reserved for future grants	683

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $3.2 million and $4.8 million in the second quarter of 2017 and 2016, respectively, and $7.5 million and $7.0 million in the first six months of 2017 and 2016, respectively. As of July 1, 2017, unrecognized compensation expense related to unvested restricted stock awards was $1.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.

13.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $48.5 million and $36.0 million in the second quarter of 2017 and 2016, respectively, and $102.5 million and $47.8 million in the first six months of 2017 and 2016, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

14.	INTEREST EXPENSE (INCOME): The components of net interest expense are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest expense	$47,565	$43,477	$93,865	$90,851
Interest income	(2,985)	(2,993)	(5,680)	(5,445)

Interest expense, net	$44,580	$40,484	$88,185	$85,406

15.	INCOME TAXES: The effective tax rate for the second quarter of 2017 was 32.7% compared to 30.4% for the second quarter of 2016. The increase in the effective tax rate for the second quarter of 2017 as compared to the second quarter of 2016 was primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

Nucor has concluded U.S. federal income tax matters for years through 2012. The tax years 2013 through 2015 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and is now examining the 2013 Canadian returns. The tax years 2009 through 2016 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $0.6 million at July 1, 2017 (none at December 31, 2016). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $549.7 million at July 1, 2017 ($558.6 million at December 31, 2016).

16.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51% (in thousands):

	Attributable to	Attributable to
	Nucor Corporation	Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2016	$7,879,865	$374,843	$8,254,708
Total comprehensive income	704,855	39,425	744,280
Stock options	11,068	—	11,068
Issuance of stock under award plans, net of forfeitures	23,593	—	23,593
Amortization of unearned compensation	700	—	700
Dividends declared	(243,016)	—	(243,016)
Distributions to noncontrolling interests	—	(79,420)	(79,420)

Stockholders’ equity at July 1, 2017	$8,377,065	$334,848	$8,711,913

	Attributable to	Attributable to
	Nucor Corporation	Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2015	$7,477,816	$372,061	$7,849,877
Total comprehensive income	401,169	62,681	463,850
Stock options	9,215	—	9,215
Issuance of stock under award plans, net of forfeitures	18,973	—	18,973
Amortization of unearned compensation	500	—	500
Treasury stock acquired	(5,173)	—	(5,173)
Dividends declared	(240,538)	—	(240,538)
Distributions to noncontrolling interests	—	(78,684)	(78,684)
Other	(602)	(1,776)	(2,378)

Stockholders’ equity at July 2, 2016	$7,661,360	$354,282	$8,015,642

In September 2015, the Company announced that the Board of Directors had approved a stock repurchase program under which the Company is authorized to repurchase up to $900 million of the Company’s common stock. This $900 million share repurchase program has no stated expiration and replaced any previously authorized repurchase programs. As of July 1, 2017, the Company had $828.3 million remaining available under the program. The Company expects any share repurchases to be made through purchases from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of any repurchases will depend on market conditions, share price, applicable legal requirements and other factors.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The following tables reflect the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Three-Month (13 Week) Period Ended
	July 1, 2017
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive loss at April 1, 2017	$(400)	$(324,169)	$7,577	$(316,992)

Other comprehensive income (loss) before reclassifications	(71)	23,957	—	23,886

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	171	—	—	171

Net current-period other comprehensive income (loss)	100	23,957	—	24,057

Accumulated other comprehensive loss at July 1, 2017	$(300)	$(300,212)	$7,577	$(292,935)

	Six-Month (26 Week) Period Ended
	July 1, 2017
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive loss at December 31, 2016	$750	$(326,170)	$7,577	$(317,843)

Other comprehensive income (loss) before reclassifications	(1,706)	25,958	—	24,252

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	656	—	—	656

Net current-period other comprehensive income (loss)	(1,050)	25,958	—	24,908

Accumulated other comprehensive loss at July 1, 2017	$(300)	$(300,212)	$7,577	$(292,935)

(1)	Includes $171 and $656 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2017, respectively. The tax impacts of those reclassifications were $0 and $300, respectively.

	Three-Month (13 Week) Period Ended
	July 2, 2016
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive loss at April 2, 2016	$(10,400)	$(297,768)	$12,003	$(296,165)

Other comprehensive income (loss) before reclassifications	3,243	8,287	—	11,530

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	3,257	—	—	3,257

Net current-period other comprehensive income (loss)	6,500	8,287	—	14,787

Accumulated other comprehensive loss at July 2, 2016	$(3,900)	$(289,481)	$12,003	$(281,378)

	Six-Month (26 Week) Period Ended
	July 2, 2016
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total

Accumulated other comprehensive loss at December 31, 2015	$(11,700)	$(351,665)	$12,003	$(351,362)

Other comprehensive income (loss) before reclassifications	1,512	62,184	—	63,696

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	6,288	—	—	6,288

Net current-period other comprehensive income (loss)	7,800	62,184	—	69,984

Accumulated other comprehensive loss at July 2, 2016	$(3,900)	$(289,481)	$12,003	$(281,378)

(2)	Includes $3,257 and $6,288 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2016, respectively. The tax impacts of those reclassifications were $1,900 and $3,600, respectively.

18.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; tubular products businesses; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce direct reduced iron used by the steel mills; our natural gas production operations; and Nucor’s equity method investment in Hunter Ridge Energy Services LLC (Hunter Ridge). Nucor sold its 50% interest in Hunter Ridge during the third quarter of 2016. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense and stock-based compensation are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates. The balance of earnings (loss) before income taxes and noncontrolling interests as of and for the periods ended July 2, 2016 was adjusted due to the change in accounting principle from LIFO to FIFO for certain inventories (see Note 1).

Nucor’s results by segment were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales to external customers:
Steel mills	$3,800,359	$3,016,322	$7,343,148	$5,650,911
Steel products	970,398	923,357	1,830,473	1,751,733
Raw materials	404,012	306,093	816,327	558,704

	$5,174,769	$4,245,772	$9,989,948	$7,961,348

Intercompany sales:
Steel mills	$760,937	$554,395	$1,421,855	$1,024,658
Steel products	24,972	27,954	52,115	49,160
Raw materials	2,459,352	1,771,470	4,637,991	2,942,832
Corporate/eliminations	(3,245,261)	(2,353,819)	(6,111,961)	(4,016,650)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$617,366	$530,727	$1,301,527	$811,099
Steel products	45,809	82,946	72,731	125,313
Raw materials	66,227	(27,181)	92,618	(90,553)
Corporate/eliminations	(221,266)	(196,608)	(409,765)	(286,412)

	$508,136	$389,884	$1,057,111	$559,447

	July 1, 2017	Dec. 31, 2016
Segment assets:
Steel mills	$9,230,612	$8,084,773
Steel products	2,691,020	2,544,344
Raw materials	3,316,269	3,235,237
Corporate/eliminations	874,824	1,359,164

	$16,112,725	$15,223,518

19.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic net earnings per share:
Basic net earnings	$323,048	$243,620	$679,947	$331,185
Earnings allocated to participating securities	(1,138)	(852)	(2,333)	(1,089)

Net earnings available to common stockholders	$321,910	$242,768	$677,614	$330,096

Average shares outstanding	320,439	319,360	320,332	319,299

Basic net earnings per share	$1.00	$0.76	$2.12	$1.03

Diluted net earnings per share:
Diluted net earnings	$323,048	$243,620	$679,947	$331,185
Earnings allocated to participating securities	(1,136)	(852)	(2,328)	(1,089)

Net earnings available to common stockholders	$321,912	$242,768	$677,619	$330,096

Diluted average shares outstanding:
Basic shares outstanding	320,439	319,360	320,332	319,299
Dilutive effect of stock options and other	787	223	854	138

	321,226	319,583	321,186	319,437

Diluted net earnings per share	$1.00	$0.76	$2.11	$1.03

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Anti-dilutive stock options:
Weighted-average shares	698	1,334	349	1,874

Weighted-average exercise price	$59.07	$49.40	$59.07	$47.04

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Nucor reports its results in three segments: steel mills, steel products and raw materials. In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), hollow structural section (HSS) tubing, electrical conduit, plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor S.r.l. (Duferdofin Nucor) and NuMit LLC (NuMit), as well as Nucor’s steel trading businesses and rebar distribution businesses. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas drilling operations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 87%, 62% and 67%, respectively, in the first six months of 2017, compared with 83%, 61% and 62%, respectively, in the first six months of 2016. The steel mills segment’s utilization rate for the first six months of 2016 was revised as part of our updated analysis of steel mill capacity performed in the fourth quarter of 2016. The utilization rates of the steel mills segment for the first six months of 2017 and the first six months of 2016 are calculated using the same steel mill capacity as calculated from that updated analysis.

On January 9, 2017, Nucor used cash on hand to acquire Southland Tube (Southland) for a purchase price of approximately $130 million. Southland is a manufacturer of HSS tubing, which is primarily used in nonresidential construction markets. Southland had shipments of approximately 240,000 tons in 2016 and has one manufacturing facility in Birmingham, Alabama.

Nucor further expanded its value-added product offerings to its customers within the pipe and tube market through the January 20, 2017 acquisition of Republic Conduit (Republic) for a purchase price of $331.6 million. Republic produces steel electrical conduit primarily used to protect and route electrical wiring in various nonresidential structures such as hospitals, office buildings and stadiums. With its two facilities located in Kentucky and Georgia, Republic’s annual shipment volume has averaged 146,000 tons during the past two years.

In March 2017, Nucor announced an investment of $85 million to upgrade the rolling mill at its steel bar mill in Marion, Ohio in order to maintain a cost competitive position by reducing operating costs.

In May 2017, Nucor announced that it is investing an estimated $176 million to build a hot band galvanizing and pickling line at its sheet mill in Ghent, Kentucky. The new galvanizing line will expand Nucor Steel Gallatin’s product capabilities and should have an annual capacity of 500,000 tons. Once the necessary approvals are obtained, it is expected to take two years to construct the galvanizing line and begin operations.

Nucor’s financial results for the first half of 2017 were the strongest first half results the Company has reported since the cyclical peak year of 2008. The results sustained during the past six months are a result of the ongoing execution of our strategy for long-term, profitable growth. In addition, conditions in the overall economy and many of the markets we serve are much improved from the depressed levels in the years that followed the Great Recession. Our business is cyclical and market conditions can change very rapidly, but Nucor’s steady, long-term focus provides for strong financial performance that takes advantage of improved market conditions.

Results of Operations

Net Sales – Net sales to external customers by segment for the second quarter and first six months of 2017 and 2016 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Steel mills	$3,800,359	$3,016,322	26%	$7,343,148	$5,650,911	30%
Steel products	970,398	923,357	5%	1,830,473	1,751,733	4%
Raw materials	404,012	306,093	32%	816,327	558,704	46%

Net sales	$5,174,769	$4,245,772	22%	$9,989,948	$7,961,348	25%

Net sales for the second quarter of 2017 increased 22% from the second quarter of 2016. Average sales price per ton increased 17% from $658 in the second quarter of 2016 to $767 in the second quarter of 2017. Total tons shipped to outside customers in the second quarter of 2017 were 6,748,000, a 5% increase from the second quarter of 2016.

Net sales for the first six months of 2017 increased 25% from the first six months of 2016. Average sales price per ton increased 19% from $632 in the first half of 2016 to $749 in the first half of 2017, while total tons shipped to outside customers in the first half of 2017 were 13,332,000, a 6% increase from the first half of 2016.

In the steel mills segment, sales tons were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Outside steel shipments	5,322	5,082	5%	10,524	9,981	5%
Inside steel shipments	1,025	848	21%	1,970	1,596	23%

Total steel shipments	6,347	5,930	7%	12,494	11,577	8%

Net sales for the steel mills segment increased 26% in the second quarter of 2017 from the second quarter of 2016 primarily due to a 20% increase in the average sales price per ton from $593 to $714 and a 5% increase in tons shipped to outside customers. Our sheet, bar and plate products all experienced higher average selling prices in the second quarter and first half of 2017 as compared to the respective prior year periods, with the most significant increases at our sheet and plate mills. Steel mills net sales increased 30% in the first half of 2017 from the first half of 2016 primarily due to a 23% increase in average sales price per ton and a 5% increase in outside shipments. The increase in tons sold to outside customers for the second quarter and first half of 2017 compared to the respective prior year periods is primarily due to the addition of tubular products that occurred during the fourth quarter of 2016 and first quarter of 2017.

Imports continue to negatively impact the U.S. steel industry. Through the first half of 2017, finished steel imports have increased an estimated 15% compared to the same period last year and account for an estimated 27% share of the U.S. market. The industry continues to pursue trade cases to combat unfairly traded imports. Final determinations issued earlier this year against cut-to-length steel plate imports from twelve countries are having a positive impact as steel imports of these products have decreased in the first six months of this year compared to the same period last year. In June, the U.S. International Trade Commission made final injury determinations affirming the Department of Commerce’s antidumping duties in the steel concrete reinforcing bar (rebar) case against Japan and Turkey, as well as final countervailing duties on rebar imports from Turkey. A final decision regarding Taiwan is still pending. In May 2017, the government determined that there is a reasonable indication that the U.S. steel industry is materially injured or threatened with material injury by reason of carbon and certain alloy steel wire rod imports from ten countries. As a result, the government will continue its wire rod antidumping and countervailing duty investigations, and is expected to issue preliminary duty determinations in the coming months.

Tonnage data for the steel products segment was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Joist sales	104	95	9%	205	193	6%
Deck sales	104	108	-4%	210	209	0%
Cold finish sales	120	110	9%	242	229	6%
Fabricated concrete reinforcing steel sales	291	304	-4%	538	546	-1%

The 5% increase in the steel products segment’s sales for the second quarter of 2017 from the second quarter of 2016 was due to a 4% increase in average sales price per ton from $1,285 to $1,337 and a 1% increase in volume. The 4% increase in the steel products segment’s sales for the first half of 2017 from the first half of 2016 was due to a 3% increase in average sales price per ton from $1,278 to $1,313 and a 2% increase in volume.

Sales for the raw materials segment increased 32% and 46% in the second quarter and first half of 2017, respectively, from comparative prior year periods. The increases are primarily due to significantly higher average selling prices in DJJ’s brokerage operations, and, to a lesser extent, increased volumes in both DJJ’s brokerage and scrap processing operations. In the second quarter of 2017, approximately 88%

of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 10% of outside sales were from DJJ’s scrap processing operations (91% and 7%, respectively, in the second quarter of 2016). In the first half of 2017, approximately 87% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 10% of outside sales were from the scrap processing operations of DJJ (89% and 8%, respectively, in the first half of 2016).

Gross Margins – Nucor recorded gross margins of $709.6 million (14%) for the second quarter of 2017, which was an increase compared with $585.3 million (14%) in the second quarter of 2016:

•	The primary driver for the increase in gross margin dollars in the second quarter of 2017 as compared to the second quarter of 2016 was increased metal margins in the steel mills segment, particularly at our sheet mills. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per ton used in the second quarter of 2017 was $313, a 35% increase from $232 in the second quarter of 2016. Despite this increase in the average scrap and scrap substitute cost per ton used, total metal margin dollars increased in the second quarter of 2017 compared to the second quarter of 2016 due to the increases in average selling prices and volumes as discussed above.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices increased during the first half of 2017 with prices beginning to level out at the end of the second quarter. We expect scrap prices to be stable as we enter the second half of 2017.

•	Steel mill energy costs increased approximately $2 per ton in the second quarter of 2017 compared with the second quarter of 2016, primarily due to higher natural gas unit costs.

•	Gross margins in the steel products segment in the second quarter of 2017 decreased compared to the second quarter of 2016 due to a highly competitive market environment and margin compression resulting from higher steel prices.

•	Gross margins related to DJJ’s scrap processing operations for the second quarter of 2017 increased compared to the second quarter of 2016 due to increased volumes and margin expansion caused by improved scrap selling prices. Gross margins for DJJ’s brokerage operations also increased in the second quarter of 2017 compared to the second quarter of 2016.

•	Gross margins in the raw materials segment were positively impacted by the profitable performance of our DRI facilities, which experienced a significant increase in pricing in the second quarter of 2017 compared to the second quarter of 2016.

For the first half of 2017, Nucor recorded gross margins of $1.47 billion (15%), which was an increase compared with $900.2 million (11%) in the first half of 2016:

•	The primary driver for the increase in gross margins in the first half of 2017 as compared to the first half of 2016 was increased metal margins in the steel mills segment. The average scrap and scrap substitute cost per ton used in the first half of 2017 was $298, a 40% increase from $213 in the first half of 2016. Despite this increase in the average scrap and scrap substitute cost per ton used, total metal margin dollars increased in the first half of 2017 compared to the first half of 2016 due to the increases in average selling prices and volumes as discussed above.

•	Steel mill energy costs for the first half of 2017 increased approximately $2 per ton from the first half of 2016, primarily due to higher natural gas unit costs.

•	Gross margins in the steel products segment decreased in the first half of 2017 over the first half of 2016 due to the same factors discussed above.

•	Gross margins in the raw materials segment for the first half of 2017 benefitted from higher gross margins at DJJ’s brokerage and scrap processing operations as a result of improved scrap selling prices. The raw materials segment also benefitted from the profitable performance of our DRI facilities due to significantly increased pricing in the first half of 2017 compared to the first half of 2016.

Marketing, Administrative and Other Expenses – A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $11.5 million in the second quarter of 2017 compared to the second quarter of 2016, and increased $58.4 million in the first half of 2017 compared to the first half of 2016, due to the increased profitability of the Company. Profit sharing and other incentive compensation costs increased $6.4 million in the second quarter of 2017 compared to the first quarter of 2017 due to the annual restricted stock unit and stock option grants that occurred in the second quarter of 2017.

Equity in Earnings of Unconsolidated Affiliates – Equity in earnings of unconsolidated affiliates was $13.3 million and $6.8 million in the second quarter of 2017 and 2016, respectively, and $22.1 million and $16.1 million in the first half of 2017 and 2016, respectively. The increase in equity method investment earnings was due to increased earnings at NuMit during both the second quarter and the first half of 2017. Additionally, included in equity method investment earnings in the first half of 2016 is a $5.7 million benefit, $5.0 million of which was out-of-period, at Duferdofin Nucor primarily related to a change in the Italian income tax rate. The out-of-period adjustment is not material to the current period or any previously reported periods.

Interest Expense (Income) - Net interest expense for the second quarter and first half of 2017 and 2016 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Interest expense	$47,565	$43,477	$93,865	$90,851
Interest income	(2,985)	(2,993)	(5,680)	(5,445)

Interest expense, net	$44,580	$40,484	$88,185	$85,406

Interest expense for the second quarter of 2017 increased compared to the second quarter of 2016 due to decreased capitalized interest. Interest expense for the first half of 2017 increased compared to the first half 2016 due to higher average interest rates on our variable rate debt and decreased capitalized interest. Interest income for the second quarter and first half of 2017 was consistent with the respective prior year periods due to higher average interest rates on investments offset by significantly decreased average investment levels.

Earnings Before Income Taxes and Noncontrolling Interests – Earnings before income taxes and noncontrolling interests by segment for the second quarter and first half of 2017 and 2016 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Steel mills	$617,366	$530,727	$1,301,527	$811,099
Steel products	45,809	82,946	72,731	125,313
Raw materials	66,227	(27,181)	92,618	(90,553)
Corporate/eliminations	(221,266)	(196,608)	(409,765)	(286,412)

	$508,136	$389,884	$1,057,111	$559,447

Earnings before income taxes and noncontrolling interests for the steel mills segment for the second quarter and first half of 2017 increased compared to the respective prior year periods due to significantly improved metal margins. Higher scrap and scrap substitutes costs and increased energy costs were more than offset by higher average selling prices and some increase in volume in the first half of 2017 compared to the first half of 2016. The steel mills segment continues to gain ground in the automotive markets. Energy markets have improved compared to the depressed conditions experienced in 2016.

In the steel products segment, earnings before income taxes and noncontrolling interests in the second quarter and first half of 2017 decreased compared to the respective prior year periods. The decrease in profitability is due to margin compression resulting from highly competitive markets, particularly for our rebar fabrication operations, and higher steel input costs. The performance of our joist, deck, building systems and rebar fabrication operations declined in the second quarter and first half of 2017 compared to the respective prior year periods. Our cold finish operations improved in the second quarter and first half of 2017 compared to the respective prior year periods.

The profitability of our raw materials segment in the second quarter and first half of 2017 improved compared to the respective prior year periods primarily due to the improved, profitable performance of our DRI facilities, which benefited from improved pricing. Also benefiting the raw material segment’s improved profitability in the second quarter and first half of 2017 was the improved performance of DJJ’s scrap processing and brokerage operations, both of which experienced increased average selling prices and volumes.

Greater losses in corporate/eliminations in the second quarter and first half of 2017 as compared to the respective prior year periods was driven by increased incentive compensation costs, primarily profit sharing, caused by the increased profitability of the Company and higher intercompany eliminations. Intercompany eliminations increased due to increased intercompany sales activity and increased intercompany margins at our steel mills and DRI facilities.

Noncontrolling Interests – Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS), of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the second quarter of 2017 as compared to the second quarter of 2016 was primarily attributable to the decreased earnings of NYS. NYS had lower metal margins in the second quarter of 2017 as compared to the second quarter of 2016 due to the rapid increase in scrap cost, slightly offset by higher sales volumes. The decrease in earnings attributable to noncontrolling interests in the first half of 2017 as compared to the first half of 2016 is mainly the result of lower metal margins in the first half of 2017 as compared to the first half of 2016. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first half of 2017 and 2016, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes – The effective tax rate for the second quarter of 2017 was 32.7% compared to 30.4% for the second quarter of 2016. We expect that the effective tax rate for the full year of 2017 will be approximately 32.3% compared with 30.7% for the full year of 2016. The increase in the effective tax rate for the second quarter of 2017 as compared to the second quarter of 2016 was primarily due to the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $45.9 million at July 1, 2017 exclusive of interest, could decrease by as much as $9.3 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2012. The tax years 2013 through 2015 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and is now examining the 2013 Canadian returns. The tax years 2009 through 2016 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity – Nucor reported consolidated net earnings of $323.0 million, or $1.00 per diluted share, in the second quarter of 2017 compared with consolidated net earnings of $243.6 million, or $0.76 per diluted share, in the second quarter of 2016. Net earnings attributable to Nucor stockholders as a percentage of net sales was 6% in the second quarter of 2017 and 2016.

Nucor reported consolidated net earnings of $679.9 million, or $2.11 per diluted share, in the first half of 2017 compared with consolidated net earnings of $331.2 million, or $1.03 per diluted share, in the first half of 2016. Net earnings attributable to Nucor stockholders as a percentage of net sales was 7% and 4% in the first half of 2017 and 2016, respectively. Annualized return on average stockholders’ equity was 17% and 9% in the first half of 2017 and 2016, respectively.

Outlook – Earnings in the third quarter of 2017 should be in a range similar to the quarterly results of the first half of 2017. Nonresidential construction indicators, such as the Dodge Momentum Index and Architecture Billings Index, continue to suggest that construction activity will remain healthy through the end of the year. We continue to gain ground in the automotive market and expect to continue that trend through the remainder of the year. We are encouraged by improved energy markets compared to the depressed levels of 2015 and 2016.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2017 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $347.0 million in the first half of 2017 compared with $866.4 million in the first half of 2016. The primary reason for the decrease in cash provided by operating activities is that changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $797.9 million in the first half of 2017 compared with $60.6 million of cash generated in the first half of 2016. The funding of our working capital in the first half of 2017 increased over the prior year period due mainly to increases in accounts receivable and inventories, partially offset by increases in accounts payable. Accounts receivable increased due to a 16% increase in tons shipped to outside customers in the second quarter of 2017 from the fourth quarter of 2016 and a 13% increase in average sales price per ton. Inventories and accounts payable increased due to the 28% increase in the cost of scrap and scrap substitutes in inventory, as well as the 16% increase in tons of inventory on hand from year-end 2016 to the end of the second quarter of 2017 to support higher operating rates. Partially offsetting the decrease in cash generated from changes in operating assets and operating liabilities was a $325.5 million increase in net earnings over the first half of 2016.

The current ratio was 2.2 at the end of the second quarter of 2017 and 2.7 at year-end 2016. The current ratio was negatively impacted by a 45% increase in accounts payable as compared to year-end 2016 due to the reasons cited above. The current ratio was also negatively impacted by a decrease in cash and cash equivalents and short-term investments and an increase in long-term debt due within one year. The $634.6 million decrease in cash and cash equivalents and short-term investments from year-end 2016 was primarily due to the funding of working capital, capital expenditures, acquisitions and dividends, partially offset by cash generated from operating activities. Accounts receivable and inventories increased 28% and 34%, respectively, since year-end 2016 due to the reasons cited above. In the second quarters of both 2017 and 2016, total accounts receivable turned approximately every five weeks and inventories turned approximately every nine weeks. The increase in long-term debt due within one year resulted from the reclassification of $500.0 million of debt due in June 2018 from non-current to current liabilities.

Cash used in investing activities during the first half of 2017 was $575.1 million compared to $672.0 million from the prior year period. The primary driver for the decrease in cash used in investing activities was that cash used to purchase investments decreased from $550.0 million in the first half of 2016 to $50.0 million in the first six months of 2017. Cash used for capital expenditures also experienced a small decrease from the first half of the prior year. The decrease in cash used in investing activities was partially offset by a $478.4 million increase in cash used to fund acquisitions, mainly the purchase of Republic and Southland in January 2017.

Cash used in financing activities decreased by $59.0 million in the first half of 2017 compared with the prior year period. The majority of this change related to the net change in short-term debt associated with trade credit arrangements used to finance the business of Nucor Trading S.A.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $1.56 billion as of July 1, 2017. Nucor’s financial strength allows for a consistent approach to capital allocation throughout the business cycle. Nucor’s highest capital allocation priority is to invest for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions and greenfield expansions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase our stock when our cash position is strong and attractively priced growth opportunities are limited. In 2015, Nucor’s Board of Directors authorized the repurchase of up to $900 million of the Company’s common stock.

Nucor has an undrawn $1.5 billion revolving credit facility that does not mature until April 2021. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard and Poor’s and a Baa1 long term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds. Based upon the preceding factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 1, 2017, our funded debt to total capital ratio was 33%, and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of July 1, 2017.

Capital expenditures for 2017 are expected to be approximately $500.0 million compared to $617.7 million in 2016. The decrease in projected 2017 capital expenditures is primarily due to the fact that several major expansion projects were completed or near completion by the end of 2016. Those projects include NYS’s quench and self-tempering project to become the sole North American producer of high-strength, low-alloy beams; the heat treat facility addition at our Memphis, Tennessee SBQ mill to expand our participation in energy, automotive, heavy equipment and service center markets; an upgraded finishing end at our Auburn, New York bar mill; and the installation of DRI handling equipment near our Gallatin, Kentucky sheet mill. Additionally, in 2016, Nucor purchased 49% of Encana Oil & Gas (USA) Inc.’s leasehold interest covering approximately 54,000 acres in the South Piceance Basin for $165.0 million. The project that we anticipate will have the largest capital expenditures in 2017 is the addition of a cold mill complex at Nucor Steel Arkansas.

In June 2017, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.3775 per share payable on August 11, 2017 to stockholders of record on June 30, 2017. This dividend is Nucor’s 177th consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2016. There were no interest rate swaps outstanding at July 1, 2017.

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

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the six months ended July 1, 2017, the volume of natural gas sold from our drilling operations was approximately 19% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At July 1, 2017, accumulated other comprehensive loss included $0.3 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at July 1, 2017, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$4,999	$12,496
Aluminum	2,000	4,891
Copper	1,898	4,852

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Trinidad. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at July 1, 2017 were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended July 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Nucor is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows. Nucor maintains liability insurance for certain risks that is subject to certain self-insurance limits.

Item 1A.	Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10*	Employment Agreement of Leon Topalian (#)

12*	Computation of Ratio of Earnings to Fixed Charges

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended July 1, 2017, filed on August 9, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: August 9, 2017