Form 10-Q
period 2017-09-30
NUCOR CORP
filed 2017-11-08
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

317,916,674 shares of common stock were outstanding at September 30, 2017.

Nucor Corporation

Form 10-Q

September 30, 2017

INDEX			Page

Part I Financial Information
	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings—Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 30, 2017 and October 1, 2016	1

		Condensed Consolidated Statements of Comprehensive Income—Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 30, 2017 and October 1, 2016	2

		Condensed Consolidated Balance Sheets—September 30, 2017 and December 31, 2016	3

		Condensed Consolidated Statements of Cash Flows—Nine Months (39 Weeks) Ended September 30, 2017 and October 1, 2016	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4	Controls and Procedures	31

Part II Other Information

	Item 1	Legal Proceedings	31

	Item 1A	Risk Factors	31

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 6	Exhibits	33

Signatures			34

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	Sept. 30, 2017	Oct. 1, 2016
Net sales	$5,170,117	$4,290,236	$15,160,065	$12,251,584

Costs, expenses and other:
Cost of products sold	4,591,153	3,608,000	13,111,226	10,669,103
Marketing, administrative and other expenses	172,792	169,223	519,429	440,679
Equity in earnings of unconsolidated affiliates	(7,743)	(14,168)	(29,801)	(30,232)
Interest expense, net	43,310	43,009	131,495	128,415

	4,799,512	3,806,064	13,732,349	11,207,965

Earnings before income taxes and noncontrolling interests	370,605	484,172	1,427,716	1,043,619
Provision for income taxes	104,500	152,807	442,239	318,388

Net earnings	266,105	331,365	985,477	725,231
Earnings attributable to noncontrolling interests	11,255	25,918	50,680	88,599

Net earnings attributable to Nucor stockholders	$254,850	$305,447	$934,797	$636,632

Net earnings per share:
Basic	$0.79	$0.95	$2.91	$1.99
Diluted	$0.79	$0.95	$2.90	$1.99
Average shares outstanding:
Basic	320,096	319,737	320,253	319,444
Diluted	320,763	320,028	321,045	319,632
Dividends declared per share	$0.3775	$0.3750	$1.1325	$1.1250

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	Sept. 30, 2017	Oct. 1, 2016
Net earnings	$266,105	$331,365	$985,477	$725,231

Other comprehensive income (loss):
Net unrealized income (loss) on hedging derivatives, net of income taxes of $300 and ($300) for the third quarter of 2017 and 2016, respectively, and ($700) and $600 for the first nine months of 2017 and 2016, respectively	405	(600)	(1,301)	912
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $0 and $1,200 for the third quarter of 2017 and 2016, respectively, and $300 and $4,800 for the first nine months of 2017 and 2016, respectively	195	2,000	851	8,288
Foreign currency translation gain (loss), net of income taxes of $0 for the third quarter of 2017 and 2016, and $0 for the first nine months of 2017 and 2016	74,479	(8,606)	100,437	53,578

	75,079	(7,206)	99,987	62,778

Comprehensive income	341,184	324,159	1,085,464	788,009
Comprehensive income attributable to noncontrolling interests	(11,255)	(25,918)	(50,680)	(88,599)

Comprehensive income attributable to Nucor stockholders	$329,929	$298,241	$1,034,784	$699,410

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Sept. 30, 2017	Dec. 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,575,944	$2,045,961
Short-term investments	50,000	150,000
Accounts receivable, net	2,113,890	1,631,676
Inventories, net	3,522,199	2,479,958
Other current assets	238,614	198,798

Total current assets	7,500,647	6,506,393
Property, plant and equipment, net	5,095,880	5,078,650
Goodwill	2,208,246	2,052,728
Other intangible assets, net	940,305	866,835
Other assets	758,756	718,912

Total assets	$16,503,834	$15,223,518

LIABILITIES
Current liabilities:
Short-term debt	$50,370	$17,959
Long-term debt due within one year	1,100,000	600,000
Accounts payable	1,312,817	838,109
Salaries, wages and related accruals	499,177	428,829
Accrued expenses and other current liabilities	593,102	505,069

Total current liabilities	3,555,466	2,389,966
Long-term debt due after one year	3,241,488	3,739,141
Deferred credits and other liabilities	861,066	839,703

Total liabilities	7,658,020	6,968,810

EQUITY
Nucor stockholders’ equity:
Common stock	151,943	151,734
Additional paid-in capital	2,013,158	1,974,672
Retained earnings	8,201,667	7,630,916
Accumulated other comprehensive loss, net of income taxes	(217,856)	(317,843)
Treasury stock	(1,643,527)	(1,559,614)

Total Nucor stockholders’ equity	8,505,385	7,879,865
Noncontrolling interests	340,429	374,843

Total equity	8,845,814	8,254,708

Total liabilities and equity	$16,503,834	$15,223,518

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016
Operating activities:
Net earnings	$985,477	$725,231
Adjustments:
Depreciation	474,822	459,109
Amortization	68,394	54,066
Stock-based compensation	51,227	44,210
Deferred income taxes	(38,335)	86,821
Distributions from affiliates	48,037	38,474
Equity in earnings of unconsolidated affiliates	(29,801)	(30,232)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(406,582)	(328,000)
Inventories	(957,029)	(289,257)
Accounts payable	451,774	216,218
Federal income taxes	(30,859)	28,915
Salaries, wages and related accruals	70,231	103,324
Other operating activities	75,137	73,211

Cash provided by operating activities	762,493	1,182,090

Investing activities:
Capital expenditures	(292,312)	(327,436)
Investment in and advances to affiliates	(19,000)	(48,167)
Disposition of plant and equipment	19,420	14,883
Acquisitions (net of cash acquired)	(543,153)	(48,105)
Purchases of investments	(50,000)	(650,000)
Proceeds from the sale of investments	150,000	100,000
Other investing activities	(1,455)	13,350

Cash used in investing activities	(736,500)	(945,475)

Financing activities:
Net change in short-term debt	32,409	(21,520)
Issuance of common stock	9,492	5,727
Payment of tax withholdings on certain stock-based compensation	(13,960)	(10,410)
Excess tax benefits from stock-based compensation	—	1,507
Distributions to noncontrolling interests	(85,094)	(86,808)
Cash dividends	(364,302)	(360,675)
Acquisition of treasury stock	(90,305)	(5,173)
Other financing activities	(1,703)	(5,212)

Cash used in financing activities	(513,463)	(482,564)

Effect of exchange rate changes on cash	17,453	11,187

Decrease in cash and cash equivalents	(470,017)	(234,762)
Cash and cash equivalents—beginning of year	2,045,961	1,939,469

Cash and cash equivalents—end of nine months	$1,575,944	$1,704,707

Non-cash investing activity:
Change in accrued plant and equipment purchases and assets acquired by capital lease arrangements	$42,810	$140,347

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information included in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements – In the first quarter of 2017, Nucor adopted new accounting guidance that amends the accounting for employee share-based payment transactions. The new guidance requires income statement recognition of all tax effects, including all excess tax benefits and tax deficiencies, resulting from the settlement of share-based awards in the reporting period in which they occur. The new guidance also requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits and tax deficiencies related to the settlement of stock-based awards, be classified as cash flows from operating activities, and that cash paid by directly withholding shares for tax purposes be classified as a financing activity in the statement of cash flows. The new guidance also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current guidance, or account for forfeitures as they occur. This new guidance, with the exception of the presentation of cash paid by directly withholding shares for tax purposes on the statement of cash flows, is applied prospectively for the Company beginning on January 1, 2017. The presentation of cash paid by directly withholding shares for tax purposes on the statement of cash flows as a financing activity requires retrospective application beginning January 1, 2017. As a result of the retrospective application of this new guidance, $10.4 million was reclassified from other operating activities to payment of tax withholdings on certain stock-based compensation in the condensed consolidated statement of cash flows for the nine months ended October 1, 2016. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements. There is no change to our accounting policy with respect to the estimation of awards that are expected to vest.

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

In August 2017, new guidance was issued regarding improvements to accounting and reporting for hedging activities to better reflect the economic results of an entity’s risk management activities. The new guidance reduces limitations on hedge designation and updates measurement guidance for qualifying hedging relationships. The new guidance also simplifies financial statement reporting for qualifying hedging relationships and aligns the recognition and presentation of the effects of the hedging instrument and hedged item within the financial statements. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted this new guidance in the third quarter of 2017. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements – In May 2014, new accounting guidance was issued that will supersede nearly all existing accounting guidance related to revenue recognition. The new guidance provides that an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Financial Accounting Standards Board has also issued a number of updates to this new accounting guidance. The Company will adopt the new revenue recognition guidance effective January 1, 2018. Using the modified retrospective approach, the Company will recognize the cumulative effect of the adoption, if any, as an adjustment to the opening balance of retained earnings. The Company does not expect the adoption of this new guidance to have a material effect on the Company’s consolidated financial statements.

In January 2016, new accounting guidance was issued regarding the recognition and measurement of financial assets and financial liabilities. Changes to the current accounting guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the Financial Accounting Standards Board clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities, is largely unchanged. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this new guidance to have a material effect on the Company’s consolidated financial statements.

In February 2016, new accounting guidance was issued regarding the accounting for leases. The new guidance requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements, but it expects that assets and liabilities will increase on the consolidated balance sheet.

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

Prior Year Change in Accounting Principle – In the fourth quarter of 2016, the Company changed its accounting method for valuing its inventories held by the parent company and Nucor-Yamato Steel Company to the first-in, first-out (FIFO) method of accounting from the last-in, first-out (LIFO) method. All inventories held by other subsidiaries of the parent company were previously and continue to be valued using the FIFO method.

The effects of the change in accounting principle from LIFO to FIFO have been retrospectively applied to all periods presented. As a result of the retrospective application of the change in accounting principle, certain financial statement line items in the Company’s condensed consolidated statements of earnings for the three- and nine-month periods ended October 1, 2016 and condensed consolidated statement of cash flows (no impact on total cash provided by operating activities) for the nine-month period ended October 1, 2016 were adjusted as follows:

(in thousands, except per share data)	As Originally Reported	Effect of Change	As Currently Reported
Condensed Consolidated Statement of Earnings for the Three Months (13 Weeks) Ended October 1, 2016:
Cost of products sold	$3,665,900	$(57,900)	$3,608,000
Provision for income taxes	131,788	21,019	152,807
Net earnings	294,484	36,881	331,365
Earnings attributable to noncontrolling interests	24,448	1,470	25,918
Net earnings attributable to Nucor stockholders	270,036	35,411	305,447
Net earnings per share:
Basic	$0.84	$0.11	$0.95
Diluted	$0.84	$0.11	$0.95

(in thousands, except per share data)	As Originally Reported	Effect of Change	As Currently Reported
Condensed Consolidated Statement of Earnings for the Nine Months (39 Weeks) Ended October 1, 2016:
Cost of products sold	$10,774,040	$(104,937)	$10,669,103
Provision for income taxes	281,401	36,987	318,388
Net earnings	657,281	67,950	725,231
Earnings attributable to noncontrolling interests	82,719	5,880	88,599
Net earnings attributable to Nucor stockholders	574,562	62,070	636,632
Net earnings per share:
Basic	$1.79	$0.20	$1.99
Diluted	$1.79	$0.20	$1.99

(in thousands)
Condensed Consolidated Statement of Cash Flows for the Nine Months (39 Weeks) Ended October 1, 2016:
Net earnings	$657,281	$67,950	$725,231
Changes in inventories	(184,320)	(104,937)	(289,257)
Changes in deferred income taxes	49,834	36,987	86,821

2.	ACQUISITIONS AND DISPOSITIONS: On January 20, 2017, Nucor used cash on hand to acquire Republic Conduit (Republic) for a purchase price of $331.6 million. Republic produces steel electrical conduit primarily used to protect and route electrical wiring in various nonresidential structures such as hospitals, office buildings and stadiums. With its two facilities located in Kentucky and Georgia, Republic’s annual shipment volume has averaged 146,000 tons during the past two years. This acquisition not only further expands Nucor’s product portfolio to include steel electrical conduit but the Company also believes it will be an important, value-added channel to market for Nucor’s sheet mills. Republic’s financial results are included as part of the steel mills segment (see Note 16).

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

	$89,200

The goodwill of approximately $115.6 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel mills segment (see Note 5). Goodwill recognized for tax purposes was $118.6 million, all of which is deductible for such purposes.

Other acquisitions, exclusive of purchase price adjustments of acquisitions made and net of cash acquired, totaled $212.7 million in the first nine months of 2017 ($48.1 million in the first nine months of 2016). Included in the 2017 amount is the January 9, 2017 acquisition of Southland Tube (Southland) and the September 1, 2017 acquisition of St. Louis Cold Drawn, Inc. (St. Louis Cold Drawn). Nucor used cash on hand to acquire Southland and St. Louis Cold Drawn for purchase prices of approximately $130 million and $60 million, respectively. Southland is a manufacturer of hollow structural section tubing, which is primarily used in nonresidential construction markets. Southland had shipments of approximately 240,000 tons in 2016 and has one manufacturing facility in Birmingham, Alabama. St. Louis Cold Drawn is a manufacturer of cold drawn rounds, hexagons, squares, and special sections that mainly serves the U.S. and Mexican automotive and industrial markets. St. Louis Cold Drawn has two manufacturing locations, one in St. Louis, Missouri and the other in Monterrey, Mexico, that have a combined annual capacity of 200,000 tons.

3.	INVENTORIES: Inventories consisted of approximately 43% raw materials and supplies and 57% finished and semi-finished products at September 30, 2017 (37% and 63%, respectively, at December 31, 2016). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined. Use of the lower of cost or market methodology reduced inventories by $1.9 million at September 30, 2017 ($2.2 million at December 31, 2016).

4.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $8.61 billion at September 30, 2017 ($8.16 billion at December 31, 2016).

Given the natural gas pricing environment, Nucor performed an impairment assessment of its proved producing natural gas well assets in December 2016. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future natural gas prices. The pricing used in this impairment assessment was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by numerous sources of market data. This analysis was performed on each of Nucor’s three groups of wells, with each group defined by common geographic location. Each of Nucor’s three groups of wells passed the impairment test. One of the groups of wells had estimated undiscounted cash flows that were noticeably closer to its carrying value, which was $80.8 million as of December 31, 2016, than the other groups of wells. The carrying value of that group of wells was $74.0 million at September 30, 2017. The carrying value of the other groups of wells was $183.9 million as of September 30, 2017. Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the analysis could cause management to revise the natural gas price assumptions, which could possibly result in an impairment of some or all of the groups of proved well assets.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended September 30, 2017, by segment is as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2016	$620,156	$702,995	$729,577	$2,052,728
Acquisitions	125,328	7,157	—	132,485
Translation	—	23,033	—	23,033

Balance at September 30, 2017	$745,484	$733,185	$729,577	$2,208,246

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2016 and concluded that there was no impairment of goodwill for any of its reporting units. There have been no triggering events requiring an interim assessment for impairment since the most recent annual impairment testing date.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,422,569	$622,440	$1,295,803	$566,884
Trademarks and trade names	176,950	74,551	161,851	66,494
Other	62,807	25,030	62,807	20,248

	$1,662,326	$722,021	$1,520,461	$653,626

Intangible asset amortization expense in the third quarter of 2017 and 2016 was $23.0 million and $18.5 million, respectively, and was $68.4 million and $54.1 million in the first nine months of 2017 and 2016, respectively. Annual amortization expense is estimated to be $91.2 million in 2017; $89.6 million in 2018; $86.7 million in 2019; $84.4 million in 2020; and $83.1 million in 2021.

6.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $695.2 million at September 30, 2017 ($663.4 million at December 31, 2016) and is recorded in other assets in the condensed consolidated balance sheets.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (NuMit). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 25 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at September 30, 2017 was $311.9 million ($325.1 million at December 31, 2016). Nucor received distributions from NuMit of $0.1 million during the third quarter of 2017 and $47.0 million during the first nine months of 2017. NuMit distributions were $0.5 million during the third quarter of 2016 and $37.5 million during the first nine months of 2016.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (Duferdofin Nucor), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at September 30, 2017 was $280.8 million ($256.6 million at December 31, 2016). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $112.6 million at September 30, 2017, resulting in a basis difference of $168.2 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor, as well as the identification of goodwill ($91.0 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.3 million and $2.2 million in the third quarter of 2017 and 2016, respectively, and was $6.6 million in the first nine months of 2017 and 2016.

As of September 30, 2017, Nucor had outstanding notes receivable of €35.0 million ($41.3 million) from Duferdofin Nucor (€35.0 million, or $36.9 million, as of December 31, 2016). The notes receivable bear interest at 0.83% and reset annually on September 30 to the 12-month Euro Interbank Offered Rate (Euribor) plus 1% per year. The principal amounts are due on January 31, 2019. As of September 30, 2017 and December 31, 2016, the notes receivable were classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee, the fair value of which is immaterial, for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (Facility A). The maximum amount Duferdofin Nucor could have borrowed under Facility A was €122.5 million ($144.6 million) as of September 30, 2017. As of September 30, 2017, there was €122.5 million ($144.6 million) outstanding under that facility (€107.0 million, or $112.7 million, as of December 31, 2016). Facility A was amended in 2015 to extend the maturity date to October 12, 2018. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. Nucor last assessed its equity investment in Duferdofin Nucor for impairment in 2015 due to the protracted challenging steel market conditions caused by excess global overcapacity, which increased in 2015, and the difficult economic environment in Europe. After completing its assessment, the Company determined that the carrying amount exceeded its estimated fair value and incurred a partial impairment of its investment. While the operating performance of Duferdofin Nucor showed meaningful improvement in 2016 and the first nine months of 2017, steel market conditions in Europe have continued to be challenging. Therefore, it is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

7.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $125.3 million at September 30, 2017 ($61.3 million at December 31, 2016). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $121.0 million at September 30, 2017 ($121.3 million at December 31, 2016).

8.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of September 30, 2017 and December 31, 2016 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017
Assets:
Cash equivalents	$1,143,259	$1,143,259	$—	$—
Short-term investments	50,000	50,000	—	—
Commodity contracts	400	—	400	—

Total assets	$1,193,659	$1,193,259	$400	$—

Liabilities:
Commodity and foreign exchange contracts	$(2,318)	$—	$(2,318)	$—

As of December 31, 2016
Assets:
Cash equivalents	$1,609,523	$1,609,523	$—	$—
Short-term investments	150,000	150,000	—	—
Commodity and foreign exchange contracts	2,029	—	2,029	—

Total assets	$1,761,552	$1,759,523	$2,029	$—

Liabilities:
Commodity contracts	$(605)	$—	$(605)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.75 billion at September 30, 2017 ($4.70 billion at December 31, 2016). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at September 30, 2017 and December 31, 2016, or similar debt with the same maturities, ratings and interest rates.

9.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provision for the estimated costs of compliance. Of the undiscounted total of $18.7 million of accrued environmental costs at September 30, 2017 ($21.9 million at December 31, 2016), $6.3 million was classified in accrued expenses and other current liabilities ($9.5 million at December 31, 2016) and $12.4 million was classified in deferred credits and other liabilities ($12.4 million at December 31, 2016). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

A summary of activity under Nucor’s stock option plans for the first nine months of 2017 is as follows (in thousands, except years and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under stock options:
Outstanding at beginning of year	3,591	$45.32
Granted	698	$59.07
Exercised	(144)	$37.54		$3,618
Canceled	—	—

Outstanding at September 30, 2017	4,145	$47.90	7.1 years	$35,842

Stock options exercisable at September 30, 2017	1,848	$43.37	5.2 years	$23,415

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.4 million and $0.3 million in the third quarter of 2017 and 2016, respectively, and $7.9 million and $7.6 million in the first nine months of 2017 and 2016, respectively. As of September 30, 2017, unrecognized compensation expense related to stock options was $2.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first nine months of 2017 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,040	$48.47
Granted	721	$59.07
Vested	(634)	$53.21
Canceled	(13)	$50.21

Unvested at September 30, 2017	1,114	$52.61

Shares reserved for future grants (stock options and RSUs)	7,268

Compensation expense for RSUs was $6.1 million and $5.7 million in the third quarter of 2017 and 2016, respectively, and $32.2 million and $28.9 million in the first nine months of 2017 and 2016, respectively. As of September 30, 2017, unrecognized compensation expense related to unvested RSUs was $40.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first nine months of 2017 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	67	$45.77
Granted	172	$60.62
Vested	(144)	$51.69
Canceled	—	—
Unvested at September 30, 2017	95	$54.45

Shares reserved for future grants	683

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $3.6 million and $0.7 million in the third quarter of 2017 and 2016, respectively, and $11.1 million and $7.7 million in the first nine months of 2017 and 2016, respectively. As of September 30, 2017, unrecognized compensation expense related to unvested restricted stock awards was $1.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

11.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $35.7 million and $38.5 million in the third quarter of 2017 and 2016, respectively, and was $138.2 million and $86.3 million in the first nine months of 2017 and 2016, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

12.	INTEREST EXPENSE (INCOME): The components of net interest expense for the third quarter and first nine months of 2017 and 2016 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	Sept. 30, 2017	Oct. 1, 2016
Interest expense	$47,621	$46,519	$141,486	$137,370
Interest income	(4,311)	(3,510)	(9,991)	(8,955)

Interest expense, net	$43,310	$43,009	$131,495	$128,415

13.	INCOME TAXES: The effective tax rate for the third quarter of 2017 was 28.2% compared to 31.6% for the third quarter of 2016. The decrease in the effective tax rate for the third quarter of 2017 as compared to the third quarter of 2016 was primarily due to a net tax benefit totaling $13.2 million related to a return to provision change in estimate and state tax credits included during the third quarter of 2017.

Nucor has concluded U.S. federal income tax matters for years through 2013. The tax years 2014 through 2016 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and is now examining the 2013 Canadian returns. The tax years 2010 through 2016 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $0.6 million at September 30, 2017 (none at December 31, 2016). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $516.0 million at September 30, 2017 ($558.6 million at December 31, 2016).

14.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company, of which Nucor owns 51%, for the nine months ended September 30, 2017 and October 1, 2016 (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2016	$7,879,865	$374,843	$8,254,708
Total comprehensive income	1,034,784	50,680	1,085,464
Stock options	13,300	—	13,300
Issuance of stock under award plans, net of forfeitures	30,787	—	30,787
Amortization of unearned compensation	1,000	—	1,000
Treasury stock acquired	(90,305)	—	(90,305)
Dividends declared	(364,046)	—	(364,046)
Distributions to noncontrolling interests	—	(85,094)	(85,094)

Stockholders’ equity at September 30, 2017	$8,505,385	$340,429	$8,845,814

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2015	$7,477,816	$372,061	$7,849,877
Total comprehensive income	699,410	88,599	788,009
Stock options	13,229	—	13,229
Issuance of stock under award plans, net of forfeitures	25,929	—	25,929
Amortization of unearned compensation	600	—	600
Treasury stock acquired	(5,173)	—	(5,173)
Dividends declared	(360,955)	—	(360,955)
Distributions to noncontrolling interests	—	(86,808)	(86,808)
Other	(602)	(1,776)	(2,378)

Stockholders’ equity at October 1, 2016	$7,850,254	$372,076	$8,222,330

In September 2015, the Company announced that the Board of Directors had approved a stock repurchase program under which the Company is authorized to repurchase up to $900 million of the Company’s common stock. This $900 million share repurchase program has no stated expiration and replaced any previously authorized repurchase programs. As of September 30, 2017, the Company had approximately $738.0 million remaining available under the program. The Company expects any share repurchases to be made through purchases from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of any repurchases will depend on market conditions, share price, applicable legal requirements and other factors.

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three- and nine-month periods ended September 30, 2017 and October 1, 2016 (in thousands):

	Three-Month (13 Week) Period Ended September 30, 2017
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive loss at July 1, 2017	$(300)	$(300,212)	$7,577	$(292,935)
Other comprehensive income (loss) before reclassifications	405	74,479	—	74,884
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	195	—	—	195

Net current-period other comprehensive income (loss)	600	74,479	—	75,079

Accumulated other comprehensive loss at September 30, 2017	$300	$(225,733)	$7,577	$(217,856)

	Nine-Month (39 Week) Period Ended September 30, 2017
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive loss at December 31, 2016	$750	$(326,170)	$7,577	$(317,843)
Other comprehensive income (loss) before reclassifications	(1,301)	100,437	—	99,136
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	851	—	—	851

Net current-period other comprehensive income (loss)	(450)	100,437	—	99,987

Accumulated other comprehensive loss at September 30, 2017	$300	$(225,733)	$7,577	$(217,856)

(1)	Includes $195 and $851 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2017, respectively. The tax impacts of those reclassifications were $0 and $300, respectively.

	Three-Month (13 Week) Period Ended October 1, 2016
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive loss at July 2, 2016	$(3,900)	$(289,481)	$12,003	$(281,378)
Other comprehensive income (loss) before reclassifications	(600)	(8,606)	—	(9,206)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	2,000	—	—	2,000

Net current-period other comprehensive income (loss)	1,400	(8,606)	—	(7,206)

Accumulated other comprehensive loss at October 1, 2016	$(2,500)	$(298,087)	$12,003	$(288,584)

	Nine-Month (39 Week) Period Ended October 1, 2016
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive loss at December 31, 2015	$(11,700)	$(351,665)	$12,003	$(351,362)
Other comprehensive income (loss) before reclassifications	912	53,578	—	54,490
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	8,288	—	—	8,288

Net current-period other comprehensive income (loss)	9,200	53,578	—	62,778

Accumulated other comprehensive loss at October 1, 2016	$(2,500)	$(298,087)	$12,003	$(288,584)

(2)	Includes $2,000 and $8,288 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2016, respectively. The tax impacts of those reclassifications were $1,200 and $4,800, respectively.

16.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel foundation distributors; tubular products businesses; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor and NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce direct reduced iron used by the steel mills; our natural gas production operations; and Nucor’s equity method investment in Hunter Ridge Energy Services LLC (Hunter Ridge). Nucor sold its 50% interest in Hunter Ridge during the third quarter of 2016. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment.

Net interest expense, other income, profit sharing expense and stock-based compensation are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates. The balance of earnings (loss) before income taxes and noncontrolling interests as of and for the periods ended October 1, 2016 was adjusted due to the change in accounting principle from LIFO to FIFO for certain inventories (see Note 1).

Nucor’s results by segment for the third quarter and first nine months of 2017 and 2016 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	Sept. 30, 2017	Oct. 1, 2016
Net sales to external customers:
Steel mills	$3,639,488	$2,960,642	$10,982,636	$8,611,553
Steel products	1,089,519	1,011,602	2,919,992	2,763,335
Raw materials	441,110	317,992	1,257,437	876,696

	$5,170,117	$4,290,236	$15,160,065	$12,251,584

Intercompany sales:
Steel mills	$767,268	$567,854	$2,189,123	$1,592,512
Steel products	28,537	31,117	80,652	80,277
Raw materials	2,333,840	1,774,538	6,971,831	4,717,370
Corporate/eliminations	(3,129,645)	(2,373,509)	(9,241,606)	(6,390,159)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$432,718	$591,799	$1,734,245	$1,402,898
Steel products	59,225	72,578	131,956	197,891
Raw materials	9,957	14,313	102,575	(76,240)
Corporate/eliminations	(131,295)	(194,518)	(541,060)	(480,930)

	$370,605	$484,172	$1,427,716	$1,043,619

	Sept. 30, 2017	Dec. 31, 2016
Segment assets:
Steel mills	$9,272,209	$8,084,773
Steel products	2,893,703	2,544,344
Raw materials	3,462,340	3,235,237
Corporate/eliminations	875,582	1,359,164

	$16,503,834	$15,223,518

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2017 and 2016 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	Sept. 30, 2017	Oct. 1, 2016
Basic net earnings per share:
Basic net earnings	$254,850	$305,447	$934,797	$636,632
Earnings allocated to participating securities	(900)	(1,034)	(3,239)	(2,115)

Net earnings available to common stockholders	$253,950	$304,413	$931,558	$634,517

Average shares outstanding	320,096	319,737	320,253	319,444

Basic net earnings per share	$0.79	$0.95	$2.91	$1.99

Diluted net earnings per share:
Diluted net earnings	$254,850	$305,447	$934,797	$636,632
Earnings allocated to participating securities	(899)	(1,034)	(3,233)	(2,116)

Net earnings available to common stockholders	$253,951	$304,413	$931,564	$634,516

Diluted average shares outstanding:
Basic shares outstanding	320,096	319,737	320,253	319,444
Dilutive effect of stock options and other	667	291	792	188

	320,763	320,028	321,045	319,632

Diluted net earnings per share	$0.79	$0.95	$2.90	$1.99

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2017 and 2016 because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	Sept. 30, 2017	Oct. 1, 2016
Anti-dilutive stock options:
Weighted-average shares	698	—	309	1,254

Weighted-average exercise price	$59.07	$—	$59.07	$47.04

18.	SUBSEQUENT EVENTS: We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our financial statements. Subsequent to September 30, 2017, we changed our estimate of potential liabilities related to certain legal matters that existed as of September 30, 2017. As a result of this change in estimate, we recorded a $0.05 per diluted share expense related to these legal matters. The expense is included in marketing, administrative and other expenses on the condensed consolidated statements of earnings for the three month and nine month periods ended September 30, 2017. The accrual related to this expense is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2017.

The developments that led to this change in estimate occurred after the Company issued a news release announcing the preliminary financial results for the third quarter and first nine months of 2017, which release was included as an exhibit to the Current Report on Form 8-K furnished with the Securities and Exchange Commission on October 19, 2017.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 86%, 64% and 64%, respectively, in the first nine months of 2017, compared with 80%, 63% and 64%, respectively, in the first nine months of 2016. The steel mills segment’s utilization rate for the first nine months of 2016 was revised as part of our updated analysis of steel mill capacity performed in the fourth quarter of 2016. The utilization rates of the steel mills segment for the first nine months of 2017 and the first nine months of 2016 are calculated using the same steel mill capacity as calculated from that updated analysis.

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

On September 1, 2017, Nucor completed its acquisition of St. Louis Cold Drawn, Inc. (St. Louis Cold Drawn) for a purchase price of approximately $60 million. St. Louis Cold Drawn is a manufacturer of cold drawn rounds, hexagons, squares and special sections that mainly serves the U.S. and Mexican automotive and industrial markets. St. Louis Cold Drawn employs 125 people and has two manufacturing locations, one in St. Louis, Missouri and the other in Monterrey Mexico, that have a combined annual capacity of 200,000 tons. The addition of these facilities increased the total capacity of Nucor’s cold finished bar and wire facilities to more than 1.1 million tons annually and helps advance our goal of growing our sales to automotive customers.

In September 2017, Nucor’s Board of Directors approved investments in Nucor’s bar mill business, including micro mill investments and the expansion of its existing merchant bar operations. Both of these projects are part of Nucor’s strategy for long-term, profitable growth. By leveraging Nucor’s existing operating abilities, we expect that these projects will help to maintain our position as a low-cost producer and will allow us to better serve our customers.

Nucor’s consolidated net earnings of $2.90 per diluted share for the first nine months of 2017 exceed the reported annual diluted earnings per share for each of the previous eight years. The results achieved during the past nine months are due to the ongoing execution of our strategy for long-term, profitable growth. In addition, conditions in the overall economy and many of the markets we serve are much improved from the depressed levels in the years that followed the Great Recession. Our business is cyclical and market conditions can change very rapidly, but Nucor’s steady, long-term focus provides for strong financial performance that takes advantage of improved market conditions.

Results of Operations

Net Sales – Net sales to external customers by segment for the third quarter and first nine months of 2017 and 2016 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	% Change	Sept. 30, 2017	Oct. 1, 2016	% Change
Steel mills	$3,639,488	$2,960,642	23%	$10,982,636	$8,611,553	28%
Steel products	1,089,519	1,011,602	8%	2,919,992	2,763,335	6%
Raw materials	441,110	317,992	39%	1,257,437	876,696	43%

Net sales	$5,170,117	$4,290,236	21%	$15,160,065	$12,251,584	24%

Net sales for the third quarter of 2017 increased 21% from the third quarter of 2016. Average sales price per ton increased 7% from $729 in the third quarter of 2016 to $781 in the third quarter of 2017. Total tons shipped to outside customers in the third quarter of 2017 were 6,618,000, a 12% increase from the third quarter of 2016.

Net sales for the first nine months of 2017 increased 24% from the first nine months of 2016. Average sales price per ton increased 15% from $662 in the first nine months of 2016 to $760 in the first nine months of 2017, while total tons shipped to outside customers in the first nine months of 2017 were 19,950,000, an 8% increase from the first nine months of 2016.

In the steel mills segment, sales tons for the third quarter and first nine months of 2017 and 2016 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	% Change	Sept. 30, 2017	Oct. 1, 2016	% Change
Outside steel shipments	5,096	4,465	14%	15,620	14,446	8%
Inside steel shipments	1,069	748	43%	3,039	2,344	30%

Total steel shipments	6,165	5,213	18%	18,659	16,790	11%

Net sales for the steel mills segment in the third quarter of 2017 increased 23% from the third quarter of 2016 due to a 14% increase in tons shipped to outside customers and an 8% increase in average sales price per ton from $664 to $715. Our sheet, bar and plate products all experienced higher average selling prices in the third quarter and first nine months of 2017 as compared to the respective prior year periods, with the most significant year-to-date increases at our sheet and plate mills. Steel mills net sales increased 28% in the first nine months of 2017 from the first nine of months of 2016 primarily due to an 18% increase in average sales price per ton and an 8% increase in outside shipments. The increase in tons sold to outside customers for the third quarter and first nine months of 2017 compared to the respective prior year periods is partially due to the acquisitions of our tubular products businesses that occurred during the fourth quarter of 2016 and first quarter of 2017. The addition of the tubular products businesses also contributed to the increase in average sales price per ton for the steel mills segment in the third quarter and first nine months of 2017 as compared to the same periods in the prior year as those products have higher average selling prices.

Imports continue to negatively impact the U.S. steel industry. Through the first nine months of 2017, finished steel imports accounted for an estimated 27% share of the U.S. market and have increased an estimated 15.1% compared to the same period last year. The industry continues to pursue trade cases to combat unfairly traded imports. Final determinations issued earlier this year against cut-to-length steel plate imports from 12 countries are having a positive impact as steel imports of these products have decreased in the first nine months of this year compared to the same period last year. The U.S. Department of Commerce has made several rulings imposing duties on additional steel products since the beginning of the year that are favorable to the domestic steel industry. Although slower than we would like, we are encouraged by the steady progress that we are achieving through the prosecution of product and country specific trade cases. We believe this success is due to the overwhelming evidence that our foreign competitors receive support from illegal subsidies.

Tonnage data for the steel products segment for the third quarter and first nine months of 2017 and 2016 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	% Change	Sept. 30, 2017	Oct. 1, 2016	% Change
Joist sales	127	129	-2%	332	322	3%
Deck sales	119	123	-3%	329	332	-1%
Cold finish sales	119	99	20%	361	328	10%
Fabricated concrete reinforcing steel sales	319	311	3%	857	857	0%

The 8% increase in the steel products segment’s sales for the third quarter of 2017 from the third quarter of 2016 was due to a 5% increase in average sales price per ton from $1,299 to $1,361, and a 3% increase in volume. The 6% increase in the steel products segment’s sales for the first nine months of 2017 from the first nine months of 2016 was due to a 3% increase in average sales price per ton from $1,286 to $1,331, and a 2% increase in volume.

Sales for the raw materials segment increased 39% and 43% in the third quarter and first nine months of 2017, respectively, from the respective prior year periods. The increases are primarily due to significantly higher average selling prices in DJJ’s brokerage operations, and, to a lesser extent, increased volumes in both DJJ’s brokerage and scrap processing operations. In the third quarter of 2017, approximately 88% of outside sales for the raw materials segment were from DJJ’s brokerage operations and approximately 10% of outside sales were from DJJ’s scrap processing operations (90% and 7%, respectively, in the third quarter of 2016). In the first nine months of 2017, approximately 87% of outside sales for the raw materials segment were from DJJ’s brokerage operations and approximately 10% of outside sales were from DJJ’s scrap processing operations (89% and 8%, respectively, in the first nine months of 2016).

Gross Margins – Nucor recorded gross margins of $579.0 million (11%) for the third quarter of 2017, which was a decrease compared with $682.2 million (16%) in the third quarter of 2016:

•	The primary driver for the decrease in gross margin in the third quarter of 2017 as compared to the third quarter of 2016 was decreased metal margins per ton in the steel mills segment, particularly at our sheet and structural mills. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per ton used in the third quarter of 2017 was $317, a 26% increase from $252 in the third quarter of 2016. The increase in the average scrap and scrap substitute cost per ton used in the third quarter of 2017 as compared to the third quarter of 2016 outpaced the increase in average sales price per ton for the same periods.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices increased during the first half of 2017 with prices leveling out during the third quarter. We do not expect significant volatility in scrap prices as we approach the end of the year.

•	Steel mill energy costs increased approximately $1 per ton in the third quarter of 2017 compared with the third quarter of 2016, primarily due to higher electricity unit costs.

•	Gross margins in the steel products segment for the third quarter of 2017 decreased compared to the third quarter of 2016 due to margin compression resulting from higher steel input costs. In particular, our rebar fabrication operations have experienced significant declines in performance due to a combination of margin compression caused by higher steel input costs and delays on larger, more profitable projects. The performance of our downstream steel products segment improved in the third quarter of 2017 as compared to the second quarter of 2017 due to higher volumes and higher average selling prices.

•	Gross margins in the raw materials segment for the third quarter of 2017 were negatively impacted by the unplanned outages experienced at Nucor Steel Louisiana for most of the quarter. The facility stopped production in late July to make repairs to its materials handling systems and to address other equipment issues. Nucor Steel Louisiana resumed operations on October 3, 2017.

•	Gross margins for DJJ’s scrap processing operations for the third quarter of 2017 increased compared to the third quarter of 2016 due to increased volumes that resulted in lower expenses per ton. Gross margins related to DJJ’s brokerage operations for the third quarter of 2017 increased compared to the third quarter of 2016 due to increased volumes.

For the first nine months of 2017, Nucor recorded gross margins of $2.05 billion (14%), which was an increase compared with $1.58 billion (13%) for the first nine months of 2016:

•	The primary driver for the increase in gross margin in the first nine months of 2017 as compared to the first nine months of 2016 was increased metal margins per ton in the steel mills segment, particularly at our sheet mills. The average scrap and scrap substitute cost per ton used in the first nine months of 2017 was $304, a 35% increase from $225 in the first nine months of 2016. Despite this increase in the average scrap and scrap substitute cost per ton used, total metal margin dollars increased in the first nine months of 2017 compared to the first nine months of 2016 due to the increases in average selling prices and volumes as previously discussed.

•	Steel mill energy costs for the first nine months of 2017 increased approximately $2 per ton from the first nine months of 2016, primarily due to higher electricity and natural gas unit costs.

•	Gross margins in the steel products segment decreased in the first nine months of 2017 as compared to the first nine months of 2016 due to a highly competitive market environment and margin compression resulting from higher steel input costs.

•	Gross margins in the raw materials segment for the first nine months of 2017 benefitted from higher gross margins at DJJ’s brokerage and scrap processing operations as a result of improved scrap selling prices and volumes. The raw materials segment also benefitted from the profitable performance of our Trinidad DRI facility, while being negatively impacted by unplanned outages at Nucor Steel Louisiana during the first and third quarters of 2017.

Marketing, Administrative and Other Expenses – A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $4.4 million in the third quarter of 2017 compared to the third quarter of 2016 primarily due to other incentive compensation costs related to management compensation plans. Profit sharing and other incentive compensation costs increased $62.9 million in the first nine months of 2017 compared to the first nine months of 2016 due to the increased profitability of the Company. Profit sharing and other incentive compensation costs decreased $25.3 million in the third quarter of 2017 compared to the second quarter of 2017 due to the annual restricted stock unit and stock option grants that occurred in the second quarter of 2017.

Equity in Earnings of Unconsolidated Affiliates – Equity in earnings of unconsolidated affiliates was $7.7 million and $14.2 million in the third quarter of 2017 and 2016, respectively, and $29.8 million and $30.2 million in the first nine months of 2017 and 2016, respectively. The decreases in equity method investment earnings are due to decreased earnings at NuMit during both the third quarter and the first nine months of 2017 from the comparable prior year periods. Additionally, included in equity method investment earnings in the first nine months of 2016 is a $5.7 million benefit, $5.0 million of which is out-of-period, at Duferdofin Nucor primarily related to a change in the Italian income tax rate. The out-of-period adjustment was not material to any previously reported periods.

Interest Expense (Income) – Net interest expense for the third quarter and first nine months of 2017 and 2016 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	Sept. 30, 2017	Oct. 1, 2016
Interest expense	$47,621	$46,519	$141,486	$137,370
Interest income	(4,311)	(3,510)	(9,991)	(8,955)

Interest expense, net	$43,310	$43,009	$131,495	$128,415

Interest expense for the third quarter and first nine months of 2017 increased slightly compared to the respective prior year periods due to minor increases in both average interest rates on our variable rate debt and average debt outstanding, as well as decreased capitalized interest. Interest income for the third quarter and first nine months of 2017 increased compared to the respective prior year periods due to higher average interest rates on investments offset by significantly decreased average investment levels.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests – Earnings (loss) before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2017 and 2016 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 30, 2017	Oct. 1, 2016	Sept. 30, 2017	Oct. 1, 2016
Steel mills	$432,718	$591,799	$1,734,245	$1,402,898
Steel products	59,225	72,578	131,956	197,891
Raw materials	9,957	14,313	102,575	(76,240)
Corporate/eliminations	(131,295)	(194,518)	(541,060)	(480,930)

	$370,605	$484,172	$1,427,716	$1,043,619

Earnings before income taxes and noncontrolling interests for the steel mills segment in the third quarter of 2017 decreased compared to the prior year period due to compressed margins, particularly at our sheet and structural mills. Despite high utilization rates at our sheet mills, continued pressure from imports prevented prices from keeping pace with increasing raw material costs in the third quarter of 2017. These conditions, along with the decreased profitability of our plate mills, also caused earnings before income taxes and noncontrolling interests in the third quarter of 2017 to decrease from the second quarter of 2017. The increase in earnings in the steel mills segment in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to improved metal margins experienced in the first half of the year. Though the profitability of the steel mills segment decreased in the third quarter of 2017 as compared to the third quarter of 2016 and second quarter of 2017, we expect stable conditions to continue through 2017 for most end markets that the steel mills segment serves.

In the steel products segment, earnings before income taxes and noncontrolling interests in the third quarter and first nine months of 2017 decreased compared to the respective prior year periods due to margin compression resulting from higher steel input costs and highly competitive markets, particularly for our rebar fabrication operations. The performance of our joist, grating and rebar fabrication operations declined in the third quarter and first nine months of 2017 from the comparable prior year periods. The performance of our deck operations in the third quarter of 2017 improved significantly compared to the third quarter of 2016, while year-to-date performance was flat compared with the prior year period. Our building systems operations improved in the third quarter of 2017, but declined year-to-date compared to the respective prior year periods. The performance of our cold finish operations improved in the third quarter and first nine months of 2017 compared to the respective prior year periods.

The profitability of our raw materials segment in the third quarter decreased as compared to the third quarter of 2016 and second quarter of 2017 due to the previously mentioned unplanned outages at our Louisiana DRI facility for most of the third quarter of 2017. Our raw materials segment performance for the first nine months of 2017 improved significantly as compared to the first nine months of 2016 due to the significantly increased profitability of DJJ’s brokerage and scrap processing operations and the profitable performance of our Trinidad DRI facility.

The decrease in losses in Corporate/eliminations in the third quarter of 2017 as compared to the third quarter of 2016 was driven primarily by less profit being eliminated related to intercompany inventory on hand at the end of the third quarter of 2017. The increase in losses in Corporate/eliminations in the first nine months of 2017 as compared to the first nine months of 2016 is primarily due to increased incentive compensation costs, primarily profit sharing expense.

Noncontrolling Interests – Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (NYS), of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the third quarter of 2017 as compared to the third quarter of 2016 was primarily attributable to the decreased earnings of NYS, which were due to decreased metal margin per ton and lower sales volumes in the third quarter of 2017 as compared to the third quarter of 2016. The decrease in earnings attributable to noncontrolling interests in the first nine months of 2017 as compared to the first nine months of 2016 is mainly the result of lower metal margins caused by higher scrap costs. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2017, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes – The effective tax rate for the third quarter of 2017 was 28.2% compared to 31.6% for the third quarter of 2016. We expect that the effective tax rate for the full year of 2017 will be approximately 31.3% compared with 30.7% for the full year of 2016. The decrease in the effective tax rate for the third quarter of 2017 as compared to the third quarter of 2016 was primarily due to a net tax benefit totaling $13.2 million related to a return to provision change in estimate and state tax credits included during the third quarter of 2017.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $48.2 million at September 30, 2017, exclusive of interest, could decrease by as much as $9.5 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2013. The tax years 2014 through 2016 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 Canadian returns for Harris Steel Group Inc. and certain related affiliates and is now examining the 2013 Canadian returns. The tax years 2010 through 2016 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity – Nucor reported consolidated net earnings of $254.9 million, or $0.79 per diluted share, in the third quarter of 2017 compared with consolidated net earnings of $305.4 million, or $0.95 per diluted share, in the third quarter of 2016. Net earnings attributable to Nucor stockholders as a percentage of net sales was 5% and 7% in the third quarter of 2017 and 2016, respectively.

Nucor reported consolidated net earnings of $934.8 million, or $2.90 per diluted share, in the first nine months of 2017 compared with consolidated net earnings of $636.6 million, or $1.99 per diluted share, in the first nine months of 2016. Net earnings attributable to Nucor stockholders as a percentage of net sales was 6% and 5% in the first nine months of 2017 and 2016, respectively. Annualized return on average stockholders’ equity was 15% and 11% in the first nine months of 2017 and 2016, respectively.

Outlook – Approaching the end of 2017, we are encouraged by a number of positive factors impacting our markets going into 2018. We see generally stable or improving market conditions for nonresidential construction, automotive, energy, heavy equipment and agriculture. Although illegally traded imports remain at unacceptable levels, we are encouraged by the cumulative benefits of the domestic steel industry’s successful trade cases. We expect fourth quarter of 2017 earnings to be similar to slightly decreased from the third quarter of 2017, exclusive of the legal charges and tax benefits related to a return to provision change in estimate and state tax credits recognized in the third quarter of 2017. We expect much improved performance by the raw materials segment driven by more consistent DRI production. The downstream steel products segment is also likely to benefit from margin improvement. We expect the steel mills segment to see some decline mainly due to weakness in plate steel and typical seasonality.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2017 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $762.5 million in the first nine months of 2017 compared with $1.18 billion in the first nine months of 2016. The primary reason for the decrease in cash provided by operating activities is that changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $797.3 million in the first nine months of 2017 compared with $195.6 million of cash used in the first nine months of last year. The funding of our working capital in the first nine months of 2017 increased over the prior year period due mainly to increases in accounts receivable and inventories, partially offset by increases in accounts payable. Accounts receivable increased in the third quarter of 2017 from the fourth quarter of 2016 due to a 14% increase in tons shipped to outside customers and a 15% increase in average sales price per ton. Inventories and accounts payable increased due to the 29% increase in the cost of scrap and scrap substitutes in inventory, as well as the 21% increase in tons of inventory on hand from year-end 2016 to the end of the third quarter of 2017 to support higher operating rates. Another factor leading to the decrease in cash provided by operating activities was the $125.2 million decrease in deferred income taxes. Partially offsetting the decrease in cash generated from changes in operating assets and operating liabilities and changes in deferred taxes was a $260.2 million increase in net earnings over the first nine months of 2016.

The current ratio was 2.1 at the end of the third quarter of 2017 and 2.7 at year-end 2016. The current ratio was negatively impacted by a 57% increase in accounts payable as compared to year-end 2016 due to the reasons cited above. The current ratio was also negatively impacted by a decrease in cash and cash equivalents and short-term investments and an increase in long-term debt due within one year. The $570.0 million decrease in cash and cash equivalents and short-term investments from year-end 2016 was primarily due to the funding of working capital, acquisitions, dividends, capital expenditures and common stock repurchases, partially offset by cash generated from operating activities. Accounts receivable and inventories increased 30% and 42%, respectively, since year-end 2016 due to the reasons cited above. In the third quarters of both 2017 and 2016, total accounts receivable turned approximately every five weeks and inventories turned approximately every nine weeks. The increase in long-term debt due within one year resulted from the reclassification of $500.0 million of debt due in June 2018 from non-current to current liabilities.

Cash used in investing activities during the first nine months of 2017 was $736.5 million compared to $945.5 million from the prior year period. The primary driver for the decrease in cash used in investing activities was that cash used to purchase investments decreased from $650.0 million in the first nine months of 2016 to $50.0 million in the first nine months of 2017. Cash used for capital expenditures also experienced a small decrease from the first nine months of the prior year. Those decreases in cash used in investing activities were partially offset by a $495.0 million increase in cash used to fund acquisitions, mainly the purchases of Republic and Southland in January 2017 and St. Louis Cold Drawn in September 2017.

Cash used in financing activities in the first nine months of 2017 was $513.5 million compared with $482.6 million in the prior year period. The majority of the change related to the fact that cash used to fund the repurchase of shares of our common stock increased by $85.1 million over the prior year period. Partially offsetting the increase in cash used to repurchase shares of our common stock was a net increase in short-term debt associated with trade credit arrangements used to finance the business of Nucor Trading S.A. over the prior year period.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $1.63 billion as of September 30, 2017. Nucor’s financial strength allows for a consistent approach to capital allocation throughout the business cycle. Nucor’s highest capital allocation priority is to invest for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions and greenfield expansions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase our stock when our cash position is strong and attractively priced growth opportunities are limited. In September 2015, Nucor’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $900 million of its common stock. As of September 30, 2017, the Company had approximately $738.0 million remaining available under the program.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of September 30, 2017, our funded debt to total capital ratio was 33%, and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of September 30, 2017.

Capital expenditures for 2017 are expected to be approximately $500.0 million compared to $617.7 million in 2016. The decrease in projected 2017 capital expenditures is primarily due to the fact that several major expansion projects were completed or near completion by the end of 2016. Those projects include NYS’s quench and self-tempering project to become the sole North American producer of high-strength, low-alloy beams; the heat treat facility addition at our Memphis, Tennessee SBQ mill to expand our participation in energy, automotive, heavy equipment and service center markets; an upgraded finishing end at our Auburn, New York bar mill; and the installation of DRI handling equipment at our Gallatin, Kentucky sheet mill. Additionally, in 2016, Nucor purchased 49% of Encana Oil & Gas (USA) Inc.’s leasehold interest covering approximately 54,000 acres in the South Piceance Basin for $165.0 million.

In September 2017, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.3775 per share payable on November 9, 2017 to stockholders of record on September 29, 2017. This dividend is Nucor’s 178th consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2016. There were no interest rate swaps outstanding at September 30, 2017.

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw material and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In periods of strong or stable demand for our products, we are more likely to be able to effectively reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for our products is weaker, this becomes more challenging. Our DRI facilities in Trinidad and Louisiana provide us with flexibility in managing our input costs. DRI is particularly important for operational flexibility when demand for prime scrap increases due to increased domestic steel production.

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the nine months ended September 30, 2017, the volume of natural gas sold from our drilling operations was approximately 21% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive income (loss), net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At September 30, 2017, accumulated other comprehensive income (loss), net of income taxes included $0.3 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2017, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$7,390	$18,470
Aluminum	3,938	8,634
Copper	2,740	6,829

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at September 30, 2017 were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended September 30, 2017 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2, 2017 - July 29, 2017	491	$59.28	491	$799,226
July 30, 2017 - August 26, 2017	300	$57.19	300	782,069
August 27, 2017 - September 30, 2017	800	$55.05	800	738,029

For the Quarter Ended September 30, 2017	1,591	$56.76	1,591	$738,029

(1)	Includes commissions of $0.02 per share.
(2)	On September 2, 2015, the Company announced that the Board of Directors had approved a stock repurchase program under which the Company is authorized to repurchase up to $900 million of the Company’s common stock. The new $900 million share repurchase program replaced any previously authorized repurchase programs.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws as amended and restated September 15, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 20, 2016 (File No. 001-04119))

12*	Computation of Ratio of Earnings to Fixed Charges

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial statements (unaudited) from the quarterly report on Form 10-Q of Nucor Corporation for the quarter ended September 30, 2017, filed on November 8, 2017, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

/s/ James D. Frias
	By:	James D. Frias Chief Financial Officer, Treasurer and Executive Vice President
Dated: November 8, 2017