Form 10-K
period 2017-12-31
NUCOR CORP
filed 2018-02-28
CIK 73309

2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Aggregate market value of common stock held by non-affiliates was approximately $18.39 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, July 1, 2017.

317,936,751 shares of the registrant’s common stock were outstanding at February 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference include: Portions of the registrant’s 2017 Annual Report to Stockholders (Parts I, II and IV), and portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (Part III) to be filed within 120 days after the registrant’s fiscal year end.

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

i

PART I

Item 1.	Business

Overview

Nucor Corporation and its affiliates (“Nucor,” the “Company,” “we,” “us” or “our”) manufacture steel and steel products. The Company also produces direct reduced iron (“DRI”) for use in its steel mills. Through The David J. Joseph Company and its affiliates (“DJJ”), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron (“HBI”) and DRI. Most of the Company’s operating facilities and customers are located in North America. The Company’s operations include international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others.

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2017, we recycled approximately 18.8 million tons of scrap steel.

General Development of our Business in Recent Years

The significant developments in Nucor’s business in recent years have aligned with our capital allocation strategy. Our highest capital allocation priority is to invest in our business for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions and greenfield expansions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase shares of our common stock when our cash position is strong and attractively priced growth opportunities are limited.

Nucor has invested significant capital in recent years to expand our product portfolio to include more value-added steel mill products, improve our cost structure, enhance our operational flexibility and provide additional channels to market for our products. These investments total $2.53 billion over the last three years, with approximately two-thirds going to capital expenditures and approximately one-third going to acquisitions. We believe that our focus on lowering cost will enable us to execute on our strategy of delivering profitable long-term growth. Shifting our product mix to a greater portion of value-added products and increasing end-user market diversity will make us less susceptible to imports.

The following recently completed projects to optimize operations at existing facilities within our steel mills segment illustrate Nucor’s execution on the value-added product expansion and cost improvement aspects of our strategy. The final components of Nucor’s $290 million project at our South Carolina, Nebraska and Tennessee bar mills were completed in 2015 to expand our special bar quality (“SBQ”) and wire rod production capabilities by approximately 1,000,000 tons. These SBQ projects allow us to produce engineered bar for more demanding applications that are less exposed to imports while maintaining our position as a low-cost commodity bar producer by shifting production of rebar to our other bar mills. Additionally, our Nucor-Yamato Steel Company (“Nucor-Yamato”) joint venture recently completed two major capital projects to broaden its product offerings. Nucor-Yamato completed a $115 million project in late 2014 to add several additional sheet piling sections which are wider, lighter and stronger, covering more area at a lower installed cost. The joint venture also began shipping structural steel from its $75 million quench and self-tempering line in late 2016, which makes that mill the sole North American producer of certain high-strength, low-alloy structural sections.

Nucor also recently announced several new capital projects with 2019 targeted completion dates which align with our expansion of value-added product offerings and cost-reduction strategies. Our Nucor Steel Arkansas facility is building an additional cold mill at an estimated cost of $230 million. That cold mill facility will expand our ability to produce advanced, high-strength low-alloy and motor lamination steel products. At our sheet mill located in Ghent, Kentucky, which we acquired in 2014, Nucor recently announced plans to expand the 1,600,000 tons-per-year mill by building a hot band galvanizing line for approximately $176 million. We believe the new galvanizing line will be the widest hot-rolled galvanizing line in North America with its 72-inch product, allowing us to enter new automotive market segments. Nucor has also recently announced several major investments within our bar mill group which will capitalize on our position as a low-cost producer of bar. Nucor will build a 350,000 tons-per-year rebar micro mill near Kansas City in Sedalia, Missouri at an estimated cost of $250 million. We believe that positioning the micro mill near the Kansas City market will provide us with a freight cost advantage relative to more distant suppliers, and we will also benefit from the scrap supply in the immediate area provided by our existing DJJ operations. The second bar mill growth initiative is Nucor Steel Kankakee, Inc.’s plan to build a $180 million full range merchant bar mill with 500,000 tons of annual capacity at our existing mill in Bourbonnais, Illinois. Like the new micro mill, we believe that the Kankakee mill will also benefit from logistical advantages and low-cost scrap supply. Finally, Nucor has begun construction on an $85 million modernization project at our Marion, Ohio bar mill which will allow us to reduce our operating costs.

Nucor’s steel mills segment has also grown significantly in recent years through the acquisitions of a plate mill in Longview, Texas (“Longview”), Independence Tube Corporation (“Independence Tube”), Southland Tube, Inc. (“Southland”) and Republic Conduit (“Republic”). Acquired during the third quarter of 2016 for approximately $29 million, Longview is able to produce approximately 125,000 tons annually of higher value-added carbon and alloy plate products that can range from 1 to 12 inches thick and up to 138 inches wide. We completed the acquisition of Independence Tube during the fourth quarter of 2016 for approximately $430 million, and we completed the acquisition of Southland in January 2017 for approximately $130 million. From their five facilities in Alabama and Illinois, Independence Tube and Southland are able to produce over 800,000 tons annually of hollow structural section (“HSS”) steel tubing used primarily in nonresidential construction markets. In January 2017, Nucor also completed the acquisition of Republic, a steel electrical conduit manufacturer with plants in Georgia and Kentucky, for approximately $332 million. These three pipe and tube businesses provide Nucor with a new line of value-added products to offer our customers, and they provide a value-added channel to market as the businesses are consumers of Nucor’s hot-rolled sheet steel.

The steel products segment has experienced recent growth as well through the September 2017 acquisition of St. Louis Cold Drawn, Inc. (“St. Louis”) for approximately $60 million. With a manufacturing location in St. Louis, Missouri and another location in Monterrey, Mexico, St. Louis is able to manufacture approximately 200,000 tons annually of cold drawn rounds, hexagons, squares and special sections to serve the U.S. and Mexican automotive and industrial markets. The St. Louis acquisition also provides an additional channel to market for the SBQ products that we produce at some of our bar mills. Also within our steel products segment, we have recently acquired the assets of several businesses that will expand our bar grating presence in the United States and provide us with joist and deck production capabilities in Eastern and Western Canada to better serve our customers in Canadian markets.

In addition to growing through capital expansions at existing operations and acquisitions, Nucor also uses joint ventures as a platform for growth. In 2016, we announced the formation of a joint venture with JFE Steel Corporation of Japan in which Nucor will have 50% ownership in a plant that is being built in central Mexico to supply galvanized sheet steel to the growing Mexican automotive market. The plant, which is expected to be operational in the second half of 2019, will cost approximately $270 million and will have an annual capacity of approximately 400,000 tons. Nucor’s sheet mills are expected to provide approximately half of the hot-rolled steel substrate that will be consumed by the joint venture.

Nucor’s second capital allocation priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Nucor has paid $1.45 billion in dividends to its stockholders during the past three years. That dividend payout represents 29% of cash flows from operations during that three-year period.

Our third priority is to opportunistically repurchase shares of our common stock. In 2015, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $900.0 million of shares of its common stock. The Company repurchased $90.3 million shares of its common stock in 2017, $5.2 million in 2016 and $66.5 million in 2015. As of December 31, 2017, approximately $738.0 million remained available for repurchase under the program.

Segments

Nucor reports its results in three segments: steel mills, steel products and raw materials. Net sales to external customers, intercompany sales, depreciation expense, amortization expense, earnings (loss) before income taxes and noncontrolling interests, assets and capital expenditures by segment for each of the three fiscal years in the three-year period ended December 31, 2017 are set forth in Note 22 of the Notes to Consolidated Financial Statements included in Nucor’s 2017 Annual Report to Stockholders, which is incorporated by reference. The steel mills segment is Nucor’s largest segment, representing approximately 72% of the Company’s sales to external customers in the year ended December 31, 2017.

Principal Products Produced

In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), HSS steel tubing, electrical conduit, plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and special bar quality). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces, continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”) and NuMit LLC (“NuMit”), as well as Nucor’s steel trading businesses and rebar distribution businesses. In the steel products segment, Nucor produces steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas drilling operations.

Markets and Marketing

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada, Mexico and elsewhere in the world. Nucor produces hot-rolled, cold-rolled and galvanized sheet steel to customers’ specifications while maintaining inventories to fulfill anticipated orders. We estimate that approximately 65% of our sheet steel sales in 2017 were to contract customers. The balance of our sheet steel sales was made in the spot market at prevailing prices at the time of sale. The proportion of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions. These sheet sales contracts permit price adjustments to reflect changes in the current market-based indices and/or raw material costs near the time of shipment. These sheet sales contracts typically have terms ranging from six to 12 months. Steel contract sales outside of our sheet operations are not significant.

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

In 2017, approximately 83% of the shipments made by our steel mills segment were to external customers. The remaining 17% of the steel mills segment’s shipments went to our tubular products mills, our piling distributor and our downstream joist, deck, rebar fabrication, fastener, metal buildings and cold finish operations.

One of Nucor’s strategies for growth is expanding the channels by which our steel mills’ products can reach end-user customers. The percentage of shipments consumed internally has increased from 14% in 2016 due to some of the recent investments in our business, such as the tubular products plants and St. Louis that consume steel produced by our steel mills.

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

In the raw materials segment, we process ferrous and nonferrous scrap metal for use in our steel mills and for sale to various domestic and international external customers. We also broker ferrous and nonferrous metals and scrap substitutes, supply ferro-alloys and provide transportation, material handling and other services to users of scrap metals. Our primary external customers for ferrous scrap are electric arc furnace steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2017, approximately 10% of the ferrous and nonferrous metals and scrap substitutes tons we processed were sold to external customers. We consumed the balance in our steel mills.

Also within the raw materials segment are our DRI plants in Trinidad and Louisiana that produce high quality iron inputs able to be used in our steel mills’ melting process, as well as our natural gas production operations. All natural gas produced by the drilling operations is and will be sold to outside parties.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products and raw materials. These markets are highly competitive with many domestic and foreign firms participating, and, as a result of this highly competitive environment, we find that we primarily compete on price and service.

Our electric arc furnace steel mills face many different forms of competition, including integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other electric arc furnace steel mills, foreign imports and alternative materials. Large domestic integrated steel producers have the ability to manufacture a variety of products but face significantly higher energy costs and are often burdened with higher capital and fixed operating costs. Electric arc furnace steel mill producers such as Nucor are sensitive to increases in scrap prices but tend to have lower capital and fixed operating costs compared with large integrated steel producers.

Excess global steelmaking capacity, particularly in non-market economies, continues to be a significant challenge for Nucor and the entire U.S. steel industry. With the U.S. economy performing better than most other economies around the world and a strong U.S. dollar, the U.S. steel market is the destination of choice for global steel producers. In 2017, total steel imports increased by more than 15% compared to 2016. Finished imports last year captured an estimated 27% market share. As a result, the domestic steel industry has continued to aggressively pursue trade cases to curb unfairly traded imports.

Competition from foreign steel and steel product producers presents unique challenges for us. Imported steel and steel products often benefit from government subsidies, either directly or indirectly through government-owned enterprises or government-owned or controlled financial institutions. China, which accounts for almost half of the steel produced annually in the world, is the prime example of how some foreign governments impact the global steel market. Nucor believes that Chinese producers, many of which are government-owned in whole or in part, benefit from their government’s manipulation of foreign currency exchange rates and from the receipt of government subsidies, which allow them to sell their products below cost. Other foreign governments utilize similar tactics to artificially lower their steel production costs. These distorting trade practices are widely recognized as being unfair and have been challenged successfully as violating world trade rules. In 2017, the U.S. Department of Commerce made favorable rulings in trade cases involving steel plate, rebar and wire rod.

Efforts by foreign companies to evade duties by routing products through third-party countries is also a challenge. Artificially-priced imports and duty evasion schemes make it very difficult for Nucor to maintain sales prices and profit levels. As a result, Nucor joined three other steelmakers in filing a petition alleging China is circumventing coated steel sheet duties by shipping product through Vietnam. At the end of the year, U.S. steel producers also received a favorable ruling in this case when the U.S. Department of Commerce made a preliminary determination that corrosion-resistant and cold-rolled steel from Vietnam that originated in China evaded U.S. anti-dumping and anti-subsidy orders. A final determination is expected to be announced in the first quarter of 2018.

The U.S. government continues to treat China as a non-market economy, despite China’s insistence that it should be recognized as a market economy under its Protocol of Accession to the World Trade Organization (the “Protocol”). China was a government-run, non-market economy in 2001 when it entered the Protocol, and China remains a government-run, non-market economy today. The main objective of the Protocol was to encourage, and in some cases to require, China to make market-based economic reforms. However, over the past 16 years, China has failed to take the required steps to establish that it is a market economy under U.S. law. Therefore, the United States had no reason to change its treatment of China as a non-market economy when one of the relevant provisions of the Protocol expired in December 2016. By treating China as a non-market economy in antidumping cases, the U.S. Department of Commerce can assume that Chinese prices and costs are distorted, and may use other methodologies to calculate antidumping duties. This often results in appropriately higher duties against Chinese products in order to offset its unfair trade practices. China has filed a challenge to the U.S. decision with the World Trade Organization.

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

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $1.87 billion and $1.52 billion at December 31, 2017 and 2016, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from other Nucor businesses. Nucor’s backlog of orders in the steel products segment was approximately $1.58 billion and $1.40 billion at December 31, 2017 and 2016, respectively. The majority of these orders will be filled within one year. Order backlog within our raw materials segment is not significant because the majority of the raw materials that segment produces are used internally.

Sources and Availability of Raw Materials

For the past decade, Nucor has focused on securing access to low-cost raw material inputs as they are the Company’s largest expense. Nucor’s broad, balanced supply chain is an important strength which allows us to reduce the cost of our steelmaking operations, create a shorter supply chain and have greater optionality over our metallic inputs. Our investment in DRI production facilities and scrap yards, as well as our access to international raw materials markets, provides Nucor with significant flexibility in optimizing our raw materials costs. Additionally, having a significant portion of our raw materials supply under our control minimizes risk associated with the global sourcing of raw materials, particularly since a good deal of scrap substitutes comes from regions of the world that have historically experienced greater political turmoil. Continued successful implementation of our raw material strategy, including key investments in DRI production, coupled with the scrap brokerage and processing services performed by our team at DJJ, give us greater control over our metallic inputs and thus help us mitigate the risk of significant price fluctuations in input costs.

The primary raw materials for our steel mills segment are ferrous scrap and scrap substitutes such as pig iron, DRI and HBI. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce a ton of steel. DJJ operates six regional scrap companies within the United States that have a combined annual scrap processing capability of approximately 5,000,000 tons. DJJ acquires ferrous scrap from numerous sources, including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. We purchase pig iron as needed from a variety of sources and operate DRI plants in Trinidad and Louisiana with respective capacities of approximately 2,000,000 and 2,500,000 metric tons annually. The primary raw material for our DRI facilities is iron ore, which we purchase from various international suppliers.

In October 2016, Nucor concluded several transactions to improve its access to a long-term supply of natural gas. Nucor purchased 49% of Encana Oil & Gas (USA) Inc.’s (“Encana”) leasehold interest covering approximately 54,000 acres in the South Piceance Basin. Further, Nucor and Encana also terminated the two Carry and Earning (“C&E”) drilling agreements entered into in 2010 and 2012, and Nucor sold its 50% equity interest in Hunter Ridge Energy Services LLC (“Hunter Ridge”) to Encana. Hunter Ridge is a gas gathering and water service provider formed by Nucor and Encana in 2012 to support the joint well development in the North Piceance Basin. In the new arrangement, the determination of whether or not to participate and invest in all future drilling capital investment by one working interest owner is independent of the other working interest owners. As such, Nucor has full discretion on its participation in all future drilling capital investments. By canceling the C&E drilling agreements, Nucor has eliminated all future carry capital and all contingent liabilities associated with those contracts, which should result in lower unit cost for any future drilling. Nucor retains all existing producing wells it currently owns. To support Nucor’s operating wells and potential future well developments on the approximately 54,000 acres, Nucor has entered into long-term agreements directly with existing third-party gathering and processing service providers.

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

Historically, manufacturers in the United States have benefited from relatively stable and competitive energy costs that have allowed them to compete on an equal footing in the increasingly global marketplace. The availability and prices of electricity and natural gas are influenced today, however, by many factors, including changes in supply and demand, advances in drilling technology and, increasingly, changes in public policy relating to energy production and use. Because energy is such a significant cost for Nucor, we strive continually to make our operations in all three of our business segments more energy efficient. We also closely monitor developments in public policy relating to energy production and consumption. When appropriate, we work to shape those developments in ways that we believe will allow us to continue to be a competitive producer of steel and steel products in an increasingly competitive global marketplace.

Environmental Laws and Regulations

Our business operations are subject to numerous federal, state and local laws and regulations intended to protect the environment. The principal federal environmental laws include the Clean Air Act that regulates air emissions; the Clean Water Act (the “CWA”) that regulates water discharges and withdrawals; the Resource Conservation and Recovery Act (the “RCRA”) that addresses solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act (the “CERCLA”) that governs releases of, and remediation of, sites contaminated by hazardous substances. Our operations are also subject to state laws and regulations that are patterned on these and other federal laws.

We believe that we are in substantial compliance with the provisions of all federal and state environmental laws and regulations applicable to our business operations.

Nucor uses electric arc furnaces (“EAFs”) to recycle scrap metal and scrap substitutes into new steel products. These EAFs use electricity as their primary source of energy. As the Trump administration revisits any number of recently implemented environmental regulations, such as greenhouse gas (“GHG”) regulations, air toxics rules and emissions standards imposed on coal-fired electric utilities, it is reasonable to assume that any cost implications would be delayed until those reviews are complete.

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

The RCRA establishes standards for the management of solid and hazardous wastes. The RCRA also addresses the environmental impact of contamination from waste disposal activities and from recycling and storage of most wastes. While Nucor believes it is in substantial compliance with these regulations, past waste disposal activities that were legal when conducted but now may pose a contamination threat are periodically discovered. These activities and off-site properties that the U.S. Environmental Protection Agency (the “EPA”) has determined are contaminated, for which Nucor may be potentially responsible at some level, are quickly evaluated and corrected. While Nucor has conducted and is in the final stages of completing some cleanups under the RCRA, these liabilities either are identified already and being resolved or have been fully resolved.

Because Nucor long ago implemented environmental practices that have resulted in the responsible disposal of waste materials, Nucor is also not presently considered a major contributor to any major cleanups under the CERCLA for which Nucor has been named a potentially responsible party. Nucor continually evaluates these types of potential liabilities and, if appropriate, maintains reserves sufficient to remediate the identified liabilities. Under the RCRA, private citizens may also bring an action against the operator of a regulated facility for potential damages and payment of cleanup costs. Nucor is confident that its system of internal evaluation and due diligence has sufficiently identified these types of potential liabilities so that compliance with these regulations will not have a material adverse effect on our results of operations, cash flows or financial condition beyond that already reflected in the reserves established for them.

The primary raw material of Nucor’s steelmaking operations is scrap metal. The process of recycling scrap metal brings with it many contaminants such as paint, zinc, chrome and other metals that produce air emissions which are captured in specialized emission control equipment. This filtrant (EAF dust) is classified as a listed hazardous waste under the RCRA. Because these contaminants contain valuable metals, this filtrant is recycled to recover those metals. Nucor sends all but a small fraction of the EAF dust it produces to recycling facilities that recover the zinc, lead, chrome and other valuable metals from this dust. By recycling this material, Nucor is not only acting in a sustainable, responsible manner but is also substantially limiting its potential for future liability under both the CERCLA and the RCRA.

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

Capital expenditures at our facilities that are associated with environmental regulation compliance for 2018 and 2019 are estimated to be less than $100 million per year.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and to innovate. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. We have slightly more than 100 employees in our principal executive offices. The vast majority of Nucor’s approximately 25,100 employees as of December 31, 2017 are not represented by labor unions.

Available Information

Nucor’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available on our website at www.nucor.com, as soon as reasonably practicable after Nucor files these reports electronically with, or furnishes them to, the U.S. Securities and Exchange Commission (the “SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this report or other documents we file with, or furnish to, the SEC.

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

The G-20 Global Forum on Steel Excess Capacity, citing data from the Organisation for Economic Co-operation & Development and the World Steel Association, reports that in 2016 global steel production overcapacity was estimated at approximately 812,000,000 tons per year, with China being the largest contributor to overcapacity. Total steel imports into the United States increased more than 15% in 2017 compared to the prior year. Excess capacity results in steel and steel products, which would otherwise have been consumed by the local steel customers, being displaced into global markets and thereby putting our steel and steel products at a competitive disadvantage.

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

The economic outlook for our industry remains uncertain both in the United States and globally. While we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of the current economic conditions that are contributing to reduced demand for domestically produced steel and steel products below the 2007 pre-recession levels. Future economic downturns or a prolonged slow-growth or stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Competition from other steel producers, imports or alternative materials may adversely affect our business.

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

In many applications, steel competes with other materials, such as concrete, aluminum, plastics, composites and wood. Increased use of these materials in substitution for steel products could have a material adverse effect on prices and demand for our steel products.

Since 2011, automobile producers have begun taking steps towards complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these new standards, they may reduce the amount of steel or begin utilizing alternative materials in cars and light trucks to improve fuel economy, thereby reducing demand for steel and resulting in further over-supply of steel in North America. Certain automakers have begun to use greater amounts of aluminum and smaller proportions of steel in some models since 2015.

The results of our operations are sensitive to volatility in steel prices and the cost of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with key consumables such as graphite electrodes and raw materials, including both scrap and scrap substitutes that are critical to the manufacture of our products. Although we have vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also acquiring DJJ, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States. Although we believe that the supply of scrap and scrap substitutes is adequate to operate our facilities, prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap, scrap substitutes and iron ore demands of our global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation. Many countries that export steel into our markets restrict the export of scrap, protecting the supply chain of some foreign competitors. This trade practice creates an artificial competitive advantage for foreign producers that could limit our ability to compete in the U.S. market.

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

Our steelmaking processes, DRI processes, and the manufacturing processes of many of our suppliers, customers and competitors are energy intensive and generate carbon dioxide and other GHGs. The regulation of these GHGs through new rulemaking or legislation in an onerous form could have a material adverse impact on our results of operations, financial condition and cash flows.

Carbon is an essential raw material in Nucor’s production processes. As a carbon steel producer, Nucor could be increasingly affected both directly and indirectly if more stringent GHG regulations are further implemented. Because our operations are subject to most of these new GHG regulations, we are already impacted in the permit modification and reporting processes. Both GHG regulations and recently promulgated National Air Ambient Quality Standards, which are more restrictive than previous standards, make it significantly more difficult to obtain new permits and to modify existing permits.

These same regulations have indirectly increased the costs to manufacture our products as they have increased and continue to increase the cost of energy, primarily electricity, which we use extensively in the steelmaking process. The discovery of new natural gas reserves utilizing the practice of horizontal drilling and hydraulic fracturing is dampening some of this indirect impact, as some utilities switch fuels to natural gas from coal thereby reducing their emissions significantly. However, because some generating facilities when faced with new regulations are idling facilities instead of converting to natural gas, the resulting reduction in capacity can and will create further pressure on electrical energy prices. The EPA has recently announced that it will be replacing the previously promulgated Clean Power Plan that was driving many utilities to shutter coal fired power plants. At this time there is a significant degree of uncertainty with respect to the results of this change in regulatory direction. To the extent that these regulations cause either directly or indirectly an increase in the cost of energy, they could have an impact on Nucor’s competitive position.

While the federal government appears to be moving to relax burdensome regulations, some states are moving to enact their own regulations of carbon and other GHG emissions. If such regulations are enacted in states in which Nucor does business, it could negatively affect those operations. Because some foreign steel producers are not subject to these same indirect and direct regulatory burdens and their associated cost increases, our products could be at a further competitive disadvantage. In addition to increased costs of production, we could also incur costs to defend and resolve legal claims and other litigation related to new air and water quality regulations and the alleged impact of our operations on the environment.

Environmental compliance and remediation could result in substantially increased costs and materially adversely impact our competitive position.

Our operations are subject to numerous federal, state and local laws and regulations relating to protection of the environment, and we accordingly, make provision in our financial statements for the estimated costs of compliance. These laws and regulations are becoming increasingly stringent, resulting in inherent uncertainties in these estimates. The EPA has recently revised the rules and definitions around recycling and solid wastes. The new rules require states to create new programs and certification processes for the companies that wish to continue recycling materials. Increased administrative and operational costs are likely in the United States to handle steel mill recycled materials such as slag, mill scale, iron dusts, lime and air filtration control dusts. To the extent that competitors, particularly foreign steel producers and manufacturers of competitive products, are not subject to similar regulation and required to incur equivalent costs, our competitive position could be materially adversely impacted. If one of our permits is revoked or if we were to experience significant delays in obtaining a permit modification or a new permit, this could result in operational delays at one or more of our facilities, causing a negative impact on our results of operations and cash flows.

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

We are subject to information technology and cyber security threats which could have an adverse effect on our business and results of operations.

We utilize various information technology systems to efficiently address business functions ranging from the operation of our production equipment to administrative computation to the storage of data such as intellectual property and proprietary business information. Despite efforts to assure secure and uninterrupted operations, threats from increasingly sophisticated cyber-attacks or system failures could result in materially adverse operational disruptions or security breaches. These risks could result in disclosure or destruction of key proprietary information and reputational damage that could adversely affect our ability to physically produce steel, resulting in lost revenues, as well as delays in reporting our financial results. We also could be required to spend significant financial and other resources to remedy the damage caused by a security breach, including to repair or replace networks and information technology systems, liability for stolen information, increased cybersecurity protection costs, litigation expense and increased insurance premiums.

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2017, our total capital expenditures, excluding acquisitions, were approximately $3.3 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds or from borrowings under our $1.5 billion unsecured revolving credit facility, we cannot assure you that this will be the case. Additional acquisitions or unforeseen events could require financing from additional sources.

Risks associated with operating in international markets could adversely affect our business, financial position and results of operations.

Certain of our businesses and investments are located outside of the United States, in Europe, Mexico and in emerging markets. There are a number of risks inherent in doing business in such markets. These risks include but are not limited to: unfavorable political or economic factors; local labor and social issues; changes in regulatory requirements; fluctuations in foreign currency exchange rates; and complex foreign laws, treaties including tax laws and the United States Foreign Corrupt Practices Act of 1977. These risks could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our financial position and results of operations. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

The accounting treatment of equity method investments, goodwill and other long-lived assets could result in future asset impairments, which would reduce our earnings.

We periodically test our equity method investments, goodwill and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by the continuing uncertain market conditions for the steel industry, as well as changes in interest rates and general economic conditions. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, and, in the case of equity method investments the decline is other than temporary, we would likely incur a non-cash impairment loss that would negatively impact our results of operations.

Tax increases and changes in tax laws and regulations could adversely affect our financial results.

The Tax Cuts and Jobs Act of 2017 significantly affected the way U.S.-based multinational companies are taxed. Nucor expects to benefit from the Act’s domestic corporate tax law changes which will decrease the Company’s effective tax rate and cash tax liabilities. The international portions of the Act, which transition the U.S. tax regime from a worldwide system to a modified territorial system and provide for U.S. tax on certain types of foreign income, may cause tax increases on the Company’s foreign operations. It is unclear the extent to which U.S. states will change their rates and tax base in response to the Tax Cuts and Jobs Act, but changes could adversely affect our financial results.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own all of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,570,000	Structural steel, sheet steel
Decatur, Alabama	2,470,000	Sheet steel, tubular steel
Berkeley County, South Carolina	2,310,000	Sheet steel, structural steel
Hickman, Arkansas	2,060,000	Sheet steel
Crawfordsville, Indiana	1,900,000	Sheet steel
Norfolk, Nebraska	1,530,000	Bar steel
Hertford County, North Carolina	1,250,000	Plate steel
Plymouth, Utah	1,210,000	Bar steel
Jewett, Texas	1,080,000	Bar steel
Darlington, South Carolina	980,000	Bar steel
Birmingham, Alabama	770,000	Bar steel, tubular steel
Memphis, Tennessee	680,000	Bar steel
Seattle, Washington	670,000	Bar steel
Ghent, Kentucky	600,000	Sheet steel
Marseilles, Illinois	550,000	Tubular steel
Auburn, New York	530,000	Bar steel
Kankakee, Illinois	450,000	Bar steel
Longview, Texas	430,000	Plate steel
Louisville, Kentucky	430,000	Tubular steel
Marion, Ohio	430,000	Bar steel
Jackson, Mississippi	420,000	Bar steel
Tuscaloosa, Alabama	390,000	Plate steel
Kingman, Arizona	380,000	Bar steel
Chicago, Illinois	350,000	Tubular steel
Trinity, Alabama	310,000	Tubular steel
Wallingford, Connecticut	240,000	Bar steel
Cedar Springs, Georgia	130,000	Tubular steel

Steel products:
Norfolk, Nebraska	1,140,000	Joists, deck, cold finished bar
Brigham City, Utah	730,000	Joists, cold finished bar
Grapeland, Texas	690,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Florence, South Carolina	540,000	Joists, deck
Fort Payne, Alabama	470,000	Joists, deck
St. Joe, Indiana	460,000	Fasteners

The steel mills segment also includes Skyline Steel, LLC, our steel foundation distributor with U.S. manufacturing facilities in eight states and one facility in Canada, the majority of which are owned. Additionally, we have a distribution center in Veracruz, Mexico.

In the steel products segment, we have approximately 68 operating facilities, in addition to the eight listed above, in 35 states with 29 operating facilities in Canada and one in Mexico. Our affiliate, Harris Steel Inc., also operates multiple sales offices in Canada and certain other foreign locations.

In the raw materials segment, DJJ has 68 operating facilities in 16 states along with multiple brokerage offices in the United States and certain other foreign locations. Nucor’s raw materials segment also includes our DRI facilities in Point Lisas, Trinidad and St. James Parish, Louisiana. A significant portion of the DRI production process occurs outdoors. The Trinidad site, including leased land, is approximately 1.91 million square feet. The Louisiana site has approximately 174.2 million square feet of owned land with buildings that total approximately 72,500 square feet.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments in 2017 were approximately 85%, 64% and 65% of production capacity, respectively.

We also own our principal executive offices in Charlotte, North Carolina.

Item 3.	Legal Proceedings

Nucor is from time to time a party to various lawsuits, claims and legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows. Nucor maintains liability insurance with self-insurance limits for certain risks.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

James R. Darsey (62), Executive Vice President of Raw Materials, was named EVP in September 2010. Prior to that, he served as President of the Vulcraft/Verco Group from 2007 and was elected Vice President of Nucor in 1996. Mr. Darsey began his Nucor career in 1979 as Design Engineer at Vulcraft-Texas, later serving as Engineering Manager at Vulcraft-Utah and Vulcraft-Texas. He then served as General Manager of Vulcraft-Texas and General Manager of Nucor Steel-Texas.

John J. Ferriola (65), has served as Chairman of the Board of Directors of Nucor since January 2014, as Chief Executive Officer since January 2013 and as President since January 2011. Previously, Mr. Ferriola served as President and Chief Operating Officer from January 2011 to December 2012 and, prior to that, as Chief Operating Officer of Steelmaking Operations from 2007 to 2010, Executive Vice President from 2002 to 2007 and Vice President from 1996 to 2001. He has also been a director of Nucor since January 2011. Mr. Ferriola joined Nucor in 1991 as the Manager of Maintenance and Engineering at Nucor Steel-Texas. He later served as General Manager of Vulcraft-Texas, Nucor Steel-Nebraska and Nucor Steel-Indiana.

James D. Frias (61), has been Chief Financial Officer, Treasurer and Executive Vice President since January 2010. Prior to that, Mr. Frias was Vice President of Finance from 2006 to 2009. Mr. Frias joined Nucor in 1991 as Controller of Nucor Building Systems-Indiana. He also served as Controller of Nucor Steel-Indiana and as Corporate Controller. Mr. Frias joined the board of directors of Carlisle Companies Incorporated in February 2015.

Ladd R. Hall (61), Executive Vice President of Flat-Rolled Products, was named EVP in September 2007, having previously served as Vice President of Nucor since 1994. He began his Nucor career in Inside Sales at Nucor Steel-Utah in 1981. He later served as Sales Manager of Vulcraft-Utah, and General Manager of Vulcraft-Texas, Vulcraft-Utah, Nucor Steel-South Carolina and Nucor Steel-Berkeley County.

Raymond S. Napolitan, Jr. (60), Executive Vice President of Engineered Bar Products, was named EVP in June 2013, having previously served as President of Nucor’s Vulcraft/Verco group from 2010 to 2013 and President of American Buildings Company from 2007 to 2010. He was elected Vice President of Nucor in 2007. Mr. Napolitan began his Nucor career in 1996 as Engineering Manager of Nucor Building Systems-Indiana, and later served as General Manager of Nucor Building Systems-Texas.

R. Joseph Stratman (61), Chief Digital Officer and Executive Vice President, was named EVP in September 2007 and CDO in August 2016. He was elected Vice President of Nucor in 1999. Mr. Stratman joined Nucor in 1989 as Controller of Nucor Building Systems-Indiana. He then served as Controller of Nucor-Yamato, General Manager of Nucor Steel-Nebraska and General Manager of Nucor-Yamato.

David A. Sumoski (51), Executive Vice President of Merchant and Rebar Products, was named EVP in September 2014. He had previously served as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012 and as General Manager of Nucor Steel Memphis, Inc. from 2012 to September 2014. Mr. Sumoski was named Vice President of Nucor in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

Leon J. Topalian (49), was named Executive Vice President of Beam and Plate Products in May 2017, having previously served as Vice President of Nucor since 2013. He began his Nucor career at Nucor Steel-Berkeley in 1996, serving as a project engineer and then as cold mill production supervisor. Mr. Topalian was promoted to Operations Manager for Nucor’s former joint venture in Australia and later served as Melting and Casting Manager at Nucor Steel-South Carolina. He then served as General Manager of Nucor Steel Kankakee, Inc. from 2011 to 2014 and as General Manager of Nucor-Yamato Steel Company from 2014 to May 2017.

D. Chad Utermark (49), Executive Vice President of Fabricated Construction Products, was named EVP in May 2014. He had previously served as General Manager of Nucor Steel-Texas from 2008 to 2011 and as General Manager of Nucor-Yamato Steel Company from 2011 to May 2014. He was named Vice President of Nucor in 2009. Mr. Utermark began his Nucor career as a utility operator at Nucor Steel-Arkansas in 1992, subsequently serving as shift supervisor and Hot Mill Manager at that division as well as Roll Mill Manager at Nucor Steel-Texas.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.51 per share in 2017 compared with $1.50 per share in 2016. In December 2017, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.38 per share from $0.3775 per share. In February 2018, the Board of Directors also declared Nucor’s 180th consecutive quarterly cash dividend of $0.38 per share payable on May 11, 2018 to stockholders of record on March 29, 2018.

Additional information regarding the market for Nucor’s common stock, quarterly market price ranges, the number of stockholders and dividend payments is incorporated by reference to Nucor’s 2017 Annual Report to Stockholders, page 84. Additional information regarding securities authorized for issuance under stock-based compensation plans is incorporated by reference to Nucor’s 2017 Annual Report to Stockholders, pages 68 through 71.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2017 Annual Report to Stockholders, page 46.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to Nucor’s 2017 Annual Report to Stockholders, page 3 (Forward-Looking Statements) and pages 24 through 42.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2017, approximately 27% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly. The remaining 73% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2017, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the year ended December 31, 2017, the volume of natural gas sold from our drilling operations was approximately 21% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At December 31, 2017, accumulated other comprehensive loss included $2.8 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2017, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$15,640	$39,110
Aluminum	3,657	9,164
Copper	4,088	10,261

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2017 and 2016 were insignificant.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to Nucor’s 2017 Annual Report to Stockholders, pages 47 through 80.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2017 are incorporated by reference to Nucor’s 2017 Annual Report to Stockholders, pages 47 through 49.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item about Nucor’s executive officers is contained in the section captioned Executive Officers of the Registrant in Part I of this report. The other information required by this item is incorporated by reference to Nucor’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; Section 16(a) Beneficial Ownership Reporting Compliance; and Corporate Governance and Board of Directors.

Nucor has adopted a Code of Ethics for Senior Financial Professionals (the “Code of Ethics”) that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and other senior financial professionals, as well as Corporate Governance Principles for our Board of Directors and charters for our Board committees. These documents are publicly available on our website, www.nucor.com. If we make any substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement under the headings Executive Officer Compensation; Director Compensation; Report of the Compensation and Executive Development Committee; and Board’s Role in Risk Oversight.

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

Financial Statements:

The following consolidated financial statements and notes thereto, management’s report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2017 Annual Report to Stockholders, pages 47 through 80:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2017 and 2016

•	Consolidated Statements of Earnings—Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

Schedule II is not presented as all applicable information is presented in the consolidated financial statements and notes thereto.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3(i)	Bylaws as amended and restated September 15, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 20, 2016 (File No. 001-04119))

4	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed December 13, 2002 (File No. 333-101852))

4(i)	Indenture, dated as of August 19, 2014, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed August 20, 2014 (File No. 333-198263))

4(ii)	Third Supplemental Indenture, dated as of December 3, 2007, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(iii)	Fourth Supplemental Indenture, dated as of June 2, 2008, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 3, 2008 (File No. 001-04119))

4(iv)	Fifth Supplemental Indenture, dated as of September 21, 2010, between Nucor Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(v)	Sixth Supplemental Indenture, dated as of July 29, 2013, between Nucor Corporation and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(vi)	Seventh Supplemental Indenture, dated as of December 10, 2014, among Nucor Corporation, The Bank of New York Mellon, as prior trustee, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 11, 2014 (File No. 001-04119))

4(vii)	Form of 6.400% Notes due December 2037 (included in Exhibit 4(ii) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(viii)	Form of 5.850% Notes due June 2018 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 3, 2008 (File No. 001-04119))

4(ix)	Form of 4.125% Notes due September 2022 (included in Exhibit 4(iv) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(x)	Form of 4.000% Notes due August 2023 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xi)	Form of 5.200% Notes due August 2043 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

10	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 17, 2005 (File No. 001-04119)) (#)

10(i)	Amendment No. 1 to 2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(ii)	2010 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (File No. 001-04119)) (#)

10(iii)	2014 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 25, 2014 (File No. 001-04119)) (#)

10(iv)*	Senior Officers Annual Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) for awards granted after December 31, 2017 (#)

10(v)*	Senior Officers Long-Term Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) for awards granted after December 31, 2017 (#)

10(vi)	Senior Officers Annual Incentive Plan, as amended and restated effective January 1, 2013, for awards granted prior to January 1, 2018 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(vii)	Senior Officers Long-Term Incentive Plan, as amended and restated effective January 1, 2013, for awards granted prior to January 1, 2018 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(viii)	Form of Restricted Stock Unit Award Agreement – time-vested awards (incorporated by reference to Exhibit 10(iv) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(ix)	Form of Restricted Stock Unit Award Agreement – retirement-vested awards (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(x)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 (File No. 001-04119)) (#)

10(xi)	Form of Award Agreement for Annual Stock Option Grants used for awards granted prior to May 8, 2014 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-04119)) (#)

10(xii)	Form of Award Agreement for Annual Stock Option Grants used for awards granted after May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(xiii)	Employment Agreement of John J. Ferriola (incorporated by reference to Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-04119)) (#)

10(xiv)	Amendment to Employment Agreement of John J. Ferriola (incorporated by reference to Exhibit 10(xix) to the Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-04119)) (#)

10(xv)	Employment Agreement of Ladd R. Hall (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(xvi)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(xvii)	Employment Agreement of James D. Frias (incorporated by reference to Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04119)) (#)

10(xviii)	Employment Agreement of James R. Darsey (incorporated by reference to Exhibit 10(xxii) to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-04119)) (#)

10(xix)	Employment Agreement of Raymond S. Napolitan, Jr. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (File No. 001-04119)) (#)

10(xx)	Employment Agreement of Chad Utermark (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(xxi)	Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 4, 2014 (File No. 001-04119)) (#)

10(xxii)	Employment Agreement of Leon Topalian (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 001-04119)) (#)

10(xxiii)	Severance Plan for Senior Officers and General Managers, as amended and restated effective February 18, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (File No. 001-04119)) (#)

10(xxiv)	Termination and Indemnification Agreement and Mutual Waiver and Release dated October 1, 2016 among Nucor Corporation, Nucor Energy Holdings Inc., Encana Oil & Gas (USA) Inc. and Hunter Ridge Energy Services LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 4, 2016 (File No. 001-04119))

12*	Computation of Ratio of Earnings to Fixed Charges

13*	2017 Annual Report to Stockholders (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature pages)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2017, filed February 28, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

(#)	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ John J. Ferriola
John J. Ferriola
Chairman, Chief Executive Officer and President

Dated: February 28, 2018

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

/s/ John J. Ferriola	/s/ Lloyd J. Austin III
John J. Ferriola Chairman, Chief Executive Officer and President (Principal Executive Officer)	Lloyd J. Austin III Director

/s/ James D. Frias	/s/ Patrick J. Dempsey
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	Patrick J. Dempsey Director

/s/ Michael D. Keller	/s/ Gregory J. Hayes
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Gregory J. Hayes Director

/s/ Victoria F. Haynes
Victoria F. Haynes Director

/s/ Christopher J. Kearney
Christopher J. Kearney Director

/s/ Laurette T. Koellner
Laurette T. Koellner Director

/s/ John H. Walker
John H. Walker Lead Director

Dated: February 28, 2018