Form 10-Q
period 2018-03-31
NUCOR CORP
filed 2018-05-09
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-4119

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

318,096,634 shares of the registrant’s common stock were outstanding at March 31, 2018.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2018

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017
Net sales	$5,568,419	$4,815,179

Costs, expenses and other:
Cost of products sold	4,842,013	4,054,929
Marketing, administrative and other expenses	182,960	176,426
Equity in earnings of unconsolidated affiliates	(9,580)	(8,756)
Interest expense, net	37,114	43,605

	5,052,507	4,266,204

Earnings before income taxes and noncontrolling interests	515,912	548,975
Provision for income taxes	135,800	171,327

Net earnings	380,112	377,648
Earnings attributable to noncontrolling interests	25,933	20,749

Net earnings attributable to Nucor stockholders	$354,179	$356,899

Net earnings per share:
Basic	$1.11	$1.11
Diluted	$1.10	$1.11
Average shares outstanding:
Basic	319,421	320,224
Diluted	320,474	321,146
Dividends declared per share	$0.3800	$0.3775

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017
Net earnings	$380,112	$377,648

Other comprehensive income:
Net unrealized loss on hedging derivatives, net of income taxes of $500 and ($1,000) for the first quarter of 2018 and 2017, respectively	(752)	(1,635)
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of $0 and $300 for the first quarter of 2018 and 2017, respectively	(48)	485
Foreign currency translation gain, net of income taxes of $0 for both the first quarter of 2018 and 2017	6,115	2,001

	5,315	851

Comprehensive income	385,427	378,499
Comprehensive income attributable to noncontrolling interests	(25,933)	(20,749)

Comprehensive income attributable to Nucor stockholders	$359,494	$357,750

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 31, 2018	Dec. 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$760,254	$949,104
Short-term investments	—	50,000
Accounts receivable, net	2,371,758	2,028,545
Inventories, net	3,708,503	3,461,686
Other current assets	238,701	335,085

Total current assets	7,079,216	6,824,420
Property, plant and equipment, net	5,090,890	5,093,147
Goodwill	2,195,565	2,196,058
Other intangible assets, net	892,121	914,646
Other assets	863,454	812,987

Total assets	$16,121,246	$15,841,258

LIABILITIES
Current liabilities:
Short-term debt	$74,036	$52,833
Long-term debt due within one year	500,000	500,000
Accounts payable	1,329,902	1,181,346
Salaries, wages and related accruals	338,045	516,660
Accrued expenses and other current liabilities	602,598	573,925

Total current liabilities	2,844,581	2,824,764
Long-term debt due after one year	3,242,865	3,242,242
Deferred credits and other liabilities	710,881	689,464

Total liabilities	6,798,327	6,756,470

EQUITY
Nucor stockholders’ equity:
Common stock	152,061	151,960
Additional paid-in capital	2,041,297	2,021,339
Retained earnings	8,696,007	8,463,709
Accumulated other comprehensive loss, net of income taxes	(249,366)	(254,681)
Treasury stock	(1,663,972)	(1,643,291)

Total Nucor stockholders’ equity	8,976,027	8,739,036
Noncontrolling interests	346,892	345,752

Total equity	9,322,919	9,084,788

Total liabilities and equity	$16,121,246	$15,841,258

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017
Operating activities:
Net earnings	$380,112	$377,648
Adjustments:
Depreciation	158,665	158,525
Amortization	22,453	22,368
Stock-based compensation	10,463	9,524
Deferred income taxes	29,988	(6,695)
Distributions from affiliates	25,150	30,249
Equity in earnings of unconsolidated affiliates	(9,580)	(8,756)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(343,982)	(290,261)
Inventories	(246,933)	(519,902)
Accounts payable	157,836	413,256
Federal income taxes	86,746	157,346
Salaries, wages and related accruals	(171,626)	(102,744)
Other operating activities	28,629	3,584

Cash provided by operating activities	127,921	244,142

Investing activities:
Capital expenditures	(172,203)	(94,535)
Investment in and advances to affiliates	(55,901)	(14,000)
Disposition of plant and equipment	5,967	8,870
Acquisitions (net of cash acquired)	—	(485,060)
Purchases of investments	—	(50,000)
Proceeds from the sale of investments	50,000	150,000
Other investing activities	975	—

Cash used in investing activities	(171,162)	(484,725)

Financing activities:
Net change in short-term debt	21,203	30,180
Issuance of common stock	15,312	7,432
Payment of tax withholdings on certain stock-based compensation	(4,430)	(1,349)
Distributions to noncontrolling interests	(24,793)	(61,544)
Cash dividends	(121,787)	(121,303)
Acquisition of treasury stock	(29,193)	—
Other financing activities	(1,844)	(518)

Cash used in financing activities	(145,532)	(147,102)

Effect of exchange rate changes on cash	(77)	(517)

Decrease in cash and cash equivalents	(188,850)	(388,202)
Cash and cash equivalents—beginning of year	949,104	2,045,961

Cash and cash equivalents—end of three months	$760,254	$1,657,759

Non-cash investing activity:
Change in accrued plant and equipment purchases and assets recorded under capital lease arrangements	$(9,396)	$(11,222)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BASIS OF INTERIM PRESENTATION: The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassifications – In the first quarter of 2018, the Company began reporting its tubular products and piling businesses as part of the steel products segment. These businesses were previously included in the steel mills segment. As a result, certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on the condensed consolidated financial statements and cash flows of the Company for the prior period presented. See Note 15 for more information related to this segment realignment.

Recently Adopted Accounting Pronouncements – In the first quarter of 2018, we adopted new accounting guidance related to revenue recognition for all contracts using the modified retrospective method. The modified retrospective method requires that the cumulative effect of initially applying this new guidance be recorded as an adjustment to the opening balance of retained earnings in the condensed consolidated balance sheet. The adoption of this new accounting guidance did not have an impact on any prior period earnings attributable to Nucor stockholders, and no adjustment was recorded to the opening retained earnings balance as of January 1, 2018. Retrospective adjustment of comparative prior period information is not required when using the modified retrospective adoption method, and no comparative prior periods have been adjusted for the new guidance.

The adoption of the new revenue accounting guidance did not significantly change the way we recognize revenue. To illustrate this, if we had continued using the previous accounting guidance in effect before the adoption of the new revenue accounting guidance, our consolidated net sales for the first quarter of 2018 would have increased approximately $10.2 million, or 0.2%, and cost of products sold would have increased by the same amount. There would have been no impact on any other financial statement line items in the condensed consolidated financial statements for the first quarter of 2018. See Note 16 for disclosures required by the new revenue accounting guidance.

In the first quarter of 2018, we adopted new accounting guidance regarding the recognition and measurement of financial assets and financial liabilities. Changes to the current accounting guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the Financial Accounting Standards Board clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities, is largely unchanged. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In the first quarter of 2018, we adopted new accounting guidance regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance addresses specific cash flow presentation issues in order to reduce diversity in existing practice. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In the first quarter of 2018, we adopted new accounting guidance regarding intra-entity transfers of assets other than inventory. The new guidance requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements—In February 2016, new accounting guidance was issued regarding the accounting for leases. The new guidance requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements, but the Company expects that assets and liabilities will increase on its consolidated balance sheet.

In February 2018, new accounting guidance was issued regarding the tax effects of the Tax Cuts and Jobs Act. The new guidance allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act to improve the usefulness of information reported to financial statement users. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

2.	INVENTORIES: Inventories consisted of approximately 41% raw materials and supplies and 59% finished and semi-finished products at March 31, 2018 (42% and 58%, respectively, at December 31, 2017). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $8.84 billion at March 31, 2018 ($8.70 billion at December 31, 2017).

Given the natural gas pricing environment, Nucor performed an impairment assessment of its proved producing natural gas well assets in December 2017. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future natural gas prices. The pricing used in this impairment assessment was developed by management based on projected natural gas market supply and demand dynamics. Management also makes key estimates on the expected reserve levels and on the expected drilling production costs. This analysis was performed on each of Nucor’s three groups of wells, with each group defined by common geographic location. Each of Nucor’s three groups of wells passed the impairment test. The combined carrying value of the three groups of wells was $246.4 million at March 31, 2018 ($252.0 million at December 31, 2017). Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the analysis could cause management to revise the natural gas price assumptions, the estimated reserves or the estimated drilling production costs. Unfavorable revisions to these assumptions or estimates could possibly result in an impairment of some or all of the groups of proved well assets.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the three months ended March 31, 2018 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2017	$745,484	$720,997	$729,577	$2,196,058
Translation	—	(493)	—	(493)
Reclassifications	(153,498)	153,498	—	—

Balance at March 31, 2018	$591,986	$874,002	$729,577	$2,195,565

Previously, Nucor’s tubular products and piling businesses were reported in the steel mills segment. Beginning in the first quarter of 2018, these businesses were reclassified to the steel products segment to better reflect the way in which they are viewed by management.

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2017 and concluded that as of such time there was no impairment of goodwill for any of its reporting units. There have been no triggering events requiring an interim assessment for impairment since the most recent annual goodwill impairment testing date.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,420,166	$659,469	$1,420,224	$641,089
Trademarks and trade names	176,457	79,833	176,471	77,208
Other	62,807	28,007	62,805	26,557

	$1,659,430	$767,309	$1,659,500	$744,854

Intangible asset amortization expense for the first quarter of 2018 and 2017 was $22.5 million and $22.4 million, respectively. Annual amortization expense is estimated to be $88.6 million in 2018; $86.7 million in 2019; $84.4 million in 2020; $83.1 million in 2021; and $80.8 million in 2022.

5.	EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $798.7 million at March 31, 2018 ($750.1 million at December 31, 2017) and is recorded in other assets in the condensed consolidated balance sheets.

NUMIT

Nucor has a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at March 31, 2018 was $305.8 million ($321.4 million at December 31, 2017). Nucor received distributions of $25.2 million and $30.2 million from NuMit during the first quarter of 2018 and 2017, respectively.

DUFERDOFIN NUCOR

Nucor has a 50% economic and voting interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at March 31, 2018 was $292.6 million ($285.9 million at December 31, 2017). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $120.8 million at March 31, 2018, resulting in a basis difference of $171.8 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($95.0 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.4 million and $2.1 million during the first quarter of 2018 and 2017, respectively.

As of March 31, 2018, Nucor had outstanding notes receivable of €35.0 million ($43.1 million) from Duferdofin Nucor (€35.0 million, or $41.9 million, as of December 31, 2017). The notes receivable bear interest at 0.83% and reset annually on September 30 to the 12-month Euro Interbank Offered Rate plus 1% per year. The maturity date of the principal amounts was extended to January 31, 2022 during the first quarter of 2018. As of March 31, 2018 and December 31, 2017, the notes receivable were classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (“Facility A”). The fair value of the guarantee is immaterial. The maximum amount Duferdofin Nucor could borrow under Facility A was €122.5 million ($150.9 million) at March 31, 2018. As of March 31, 2018, there was €122.5 million ($150.9 million) outstanding under that facility (€122.5 million, or $146.7 million, as of December 31, 2017). In April 2018, Duferdofin Nucor amended and extended Facility A. The maximum amount Duferdofin Nucor can borrow under the amended agreement is €160.0 million ($197.1 million) and it matures on April 16, 2021. If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

NUCOR-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. Nucor-JFE plant construction has commenced and operations are expected to begin in the second half of 2019. Nucor accounts for the investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Nucor-JFE at March 31, 2018 was $88.9 million ($71.1 million at December 31, 2017).

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. Nucor last assessed its equity investment in Duferdofin Nucor for impairment during the fourth quarter of 2017 due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount by a sufficient amount and that there was no need to record an impairment charge. The assumptions that most significantly affect the fair value determination include projected revenues and the discount rate. It is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

6.	CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $71.1 million at March 31, 2018 ($139.2 million at December 31, 2017). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $121.9 million at March 31, 2018 ($121.8 million at December 31, 2017).

7.	FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of March 31, 2018 and December 31, 2017 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018
Assets:
Cash equivalents	$254,494	$254,494	$—	$—
Commodity contracts	3,245	—	3,245	—

Total assets	$257,739	$254,494	$3,245	$—

Liabilities:
Commodity and foreign exchange contracts	$(6,302)	$—	$(6,302)	$—

As of December 31, 2017
Assets:
Cash equivalents	$594,946	$594,946	$—	$—
Short-term investments	50,000	50,000	—	—
Foreign exchange contracts	479	—	479	—

Total assets	$645,425	$644,946	$479	$—

Liabilities:
Commodity contracts	$(8,531)	$—	$(8,531)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.13 billion at March 31, 2018 ($4.19 billion at December 31, 2017). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at March 31, 2018 and December 31, 2017, or similar debt with the same maturities, ratings and interest rates.

8.	CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $16.8 million of accrued environmental costs at March 31, 2018 ($17.1 million at December 31, 2017), $4.5 million was classified in accrued expenses and other current liabilities ($3.8 million at December 31, 2017) and $12.3 million was classified in deferred credits and other liabilities ($13.3 million at December 31, 2017). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

We are from time to time a party to various lawsuits, claims and legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows. Nucor maintains liability insurance with self-insurance limits for certain risks.

9.	STOCK-BASED COMPENSATION: Overview – The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees and non-employee directors. The Company’s stockholders approved the Omnibus Plan on May 8, 2014. The Omnibus Plan permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 13.0 million shares of Company common stock. As of March 31, 2018, 7.3 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of March 31, 2018, 2.1 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first quarter of 2018 is as follows (in thousands, except years and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under stock options:
Outstanding at beginning of year	4,106	$47.96
Granted	—	—
Exercised	(288)	$42.64		$7,253
Canceled	—	—

Outstanding at March 31, 2018	3,818	$48.36	6.9 years	$48,614

Stock options exercisable at March 31, 2018	1,521	$43.53	4.9 years	$26,701

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.4 million in the first quarter of 2018 ($0.3 million in the first quarter of 2017). As of March 31, 2018, unrecognized compensation expense related to stock options was $1.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The fair value of an RSU is determined based on the closing stock price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first quarter of 2018 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,071	$52.62
Granted	—	—
Vested	(8)	$53.99
Canceled	(5)	$53.51

Unvested at March 31, 2018	1,058	$52.60

Compensation expense for RSUs was $5.7 million in the first quarter of 2018 ($5.0 million in the first quarter of 2017). As of March 31, 2018, unrecognized compensation expense related to unvested RSUs was $29.2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards – Prior to their expiration effective December 31, 2017, the Nucor Corporation Senior Officers Long-Term Incentive Plan and the Nucor Corporation Senior Officers Annual Incentive Plan authorized the award of shares of common stock to officers subject to certain conditions and restrictions. Effective January 1, 2018, the Company adopted supplements to the Omnibus Plan with terms that permit the award of shares of common stock to officers subject to the conditions and restrictions described below, which are substantially similar to those of the expired Senior Officers Long-Term Incentive Plan and Senior Officers Annual Incentive Plan. The expired Senior Officers Long-Term Incentive Plan, together with the applicable supplement, is referred to below as the “LTIP,” and the expired Senior Officers Annual Incentive Plan, together with the applicable supplement, is referred to below as the “AIP.”

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first quarter of 2018 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	91	$54.50
Granted	256	$67.68
Vested	(212)	$64.99
Canceled	—	—

Unvested at March 31, 2018	135	$62.99

Compensation expense for common stock and common stock units awarded under the AIP and LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $4.4 million in the first quarter of 2018 ($4.3 million in the first quarter of 2017). As of March 31, 2018, unrecognized compensation expense related to unvested restricted stock awards was $2.7 million, which is expected to be recognized over a weighted-average period of 2.2 years.

10.	EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $51.7 million and $54.0 million in the first quarter of 2018 and 2017, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

11.	INTEREST EXPENSE (INCOME): The components of net interest expense for the first quarter of 2018 and 2017 are as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017
Interest expense	$40,178	$46,300
Interest income	(3,064)	(2,695)

Interest expense, net	$37,114	$43,605

12.	INCOME TAXES: The effective tax rate for the first quarter of 2018 was 26.3% compared to 31.2% for the first quarter of 2017. The decrease in the effective tax rate for the first quarter of 2018 as compared to the first quarter of 2017 was primarily due to the permanent lowering of the U.S. corporate federal income tax rate from 35% to 21% effective for the years beginning after December 31, 2017 under the Tax Cuts and Jobs Act (the “Tax Reform Act”). This decrease was somewhat offset by increases in the effective tax rate due to the elimination of the domestic manufacturing deduction under the Tax Reform Act and the write-off of $21.8 million of deferred tax assets due to the change in the tax status of a subsidiary in the first quarter of 2018.

Nucor has concluded U.S. federal income tax matters for years through 2013. The tax years 2014 through 2016 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2010 through 2016 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $0.7 million at March 31, 2018 ($0.6 million at December 31, 2017). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $359.9 million at March 31, 2018 ($329.3 million at December 31, 2017).

13.	STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership), of which Nucor owns 51%, for the three months ended March 31, 2018 and April 1, 2017 (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2017	$8,739,036	$345,752	$9,084,788
Total comprehensive income	359,494	25,933	385,427
Stock options	12,630	—	12,630
Issuance of stock under award plans, net of forfeitures	15,240	—	15,240
Amortization of unearned compensation	700	—	700
Treasury stock acquired	(29,193)	—	(29,193)
Dividends declared	(121,880)	—	(121,880)
Distributions to noncontrolling interests	—	(24,793)	(24,793)

Stockholders’ equity at March 31, 2018	$8,976,027	$346,892	$9,322,919

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2016	$7,879,865	$374,843	$8,254,708
Total comprehensive income	357,750	20,749	378,499
Stock options	3,785	—	3,785
Issuance of stock under award plans, net of forfeitures	13,633	—	13,633
Amortization of unearned compensation	400	—	400
Dividends declared	(121,410)	—	(121,410)
Distributions to noncontrolling interests	—	(61,544)	(61,544)

Stockholders’ equity at April 1, 2017	$8,134,023	$334,048	$8,468,071

In September 2015, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $900.0 million of the Company’s common stock. This $900.0 million share repurchase program has no stated expiration and replaced any previously authorized repurchase programs. As of March 31, 2018, the Company had approximately $708.9 million remaining available for share repurchases under the program. The Company expects any share repurchases to be made through purchases from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of any repurchases will depend on market conditions, share price, applicable legal requirements and other factors.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The following tables reflect the changes in other accumulated comprehensive income (loss) by component for the three-month periods ended March 31, 2018 and April 1, 2017 (in thousands):

	Three-Months (13-Weeks) Ended March 31, 2018
	Gains and Losses on Hedging Derivatives	Foreign Currency Gains and Losses	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(2,800)	$(257,513)	$5,632	$(254,681)
Other comprehensive income (loss) before reclassifications	(752)	6,115	—	5,363
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(48)	—	—	(48)

Net current-period other comprehensive income (loss)	(800)	6,115	—	5,315

Accumulated other comprehensive income (loss) at March 31, 2018	$(3,600)	$(251,398)	$5,632	$(249,366)

	Three-Months (13-Weeks) Ended April 1, 2017
	Gains and Losses on Hedging Derivatives	Foreign Currency Gains and Losses	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2016	$750	$(326,170)	$7,577	$(317,843)
Other comprehensive income (loss) before reclassifications	(1,635)	2,001	—	366
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	485	—	—	485

Net current-period other comprehensive income (loss)	(1,150)	2,001	—	851

Accumulated other comprehensive income (loss) at April 1, 2017	$(400)	$(324,169)	$7,577	$(316,992)

(1)	Includes $(48) and $485 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2018 and 2017, respectively. The tax impacts of those reclassifications were $0 and $300 in the first quarter of 2018 and 2017, respectively.

15.	SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor, NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce direct reduced iron used by the steel mills; and our natural gas production operations.

Previously, Nucor’s tubular products and piling products businesses were reported in the steel mills segment. Beginning in the first quarter of 2018, these businesses were reclassified to the steel products segment as part of a realignment of Nucor’s reportable segments to reflect the way in which they are now viewed by management and how segment performance assessments will be made by the chief operating decision maker beginning in such period. The segment data for the comparable period has also been reclassified into the steel products segment in order to conform to the current year presentation. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment. Additionally, the composition of assets by segment at December 31, 2017 was reclassified to conform to the current year presentation. This reclassification between segments did not have any impact on the consolidated asset balances.

Net interest expense, other income, profit sharing expense and stock-based compensation are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates.

Nucor’s results by segment for the first quarter of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017
Net sales to external customers:
Steel mills	$3,580,694	$3,190,507
Steel products	1,468,711	1,212,357
Raw materials	519,014	412,315

	$5,568,419	$4,815,179

Intercompany sales:
Steel mills	$898,326	$658,360
Steel products	35,770	29,701
Raw materials	2,608,944	2,178,639
Corporate/eliminations	(3,543,040)	(2,866,700)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$560,503	$644,183
Steel products	85,814	66,919
Raw materials	74,547	26,391
Corporate/eliminations	(204,952)	(188,518)

	$515,912	$548,975

	March 31, 2018	Dec. 31, 2017
Segment assets:
Steel mills	$8,147,875	$7,671,217
Steel products	4,407,472	4,323,907
Raw materials	3,567,900	3,396,110
Corporate/eliminations	(2,001)	450,024

	$16,121,246	$15,841,258

16.	REVENUE: Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs upon shipment or when control is transferred. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. In addition, revenue is deferred when cash payments are received or due in advance of performance.

The durations of Nucor’s contracts with customers are generally one year or less. Customer payment terms are generally 30 days.

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $97.6 million as of March 31, 2018 ($72.3 million as of December 31, 2017), and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The amount of revenue reclassified from the December 31, 2017 contract liabilities balance during the first three months of 2018 was approximately $41.4 million.

The following table disaggregates our revenue by major source for the three months ended March 31, 2018 (in thousands):

	Three Months (13 Weeks) Ended March 31, 2018
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,666,220			$1,666,220
Bar	1,090,147			1,090,147
Structural	396,697			396,697
Plate	427,630			427,630
Tubular Products		$311,228		311,228
Rebar Fabrication		329,219		329,219
Other Steel Products		828,264		828,264
Raw Materials			$519,014	519,014

	$3,580,694	$1,468,711	$519,014	$5,568,419

Steel Mills Segment

Sheet – For the majority of sheet products, we transfer control and recognize a sale when we ship the product from the sheet mill to our customer. The amount of consideration we receive and revenue we recognize for spot market sales are based upon prevailing prices at the time of sale. The amount of consideration we receive and revenue we recognize for contract customers are based primarily on pricing formulae that permit price adjustments to reflect changes in the current market-based indices and/or raw material costs near the time of shipment.

The amount of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base and our end-use customers’ perceptions about future market conditions. These contracts are typically one year or less. Steel mills segment contract sales outside of our sheet operations are not significant.

Bar, Structural and Plate – For the majority of bar, structural and plate products, we transfer control and recognize a sale when we ship the product from the mill to our customer. The significant majority of bar, structural and plate product sales are spot market sales, and the amount of consideration we receive and revenue we recognize for those sales are based upon prevailing prices at the time of sale.

Steel Products Segment

Tubular Products – The tubular products businesses transfer control and recognize a sale when the product is shipped from our operating location to our customer. The significant majority of tubular product sales are spot market sales, and the amount of consideration we receive and revenue we recognize for those sales are based upon prevailing prices at the time of sale.

Rebar Fabrication – The majority of revenue for our rebar fabrication businesses relates to revenue from contracts with customers for the supply of fabricated rebar. For the majority of these transactions, we transfer control and recognize a sale when the products are shipped from our operating locations and collection is reasonably assured. Provisions for losses on incomplete contracts are made in the period in which such losses are determined.

Our rebar fabrication businesses also generate a significant amount of revenue from contracts with customers in which it supplies fabricated rebar and installs it at the customer’s job site. There are two performance obligations for these types of contracts: the supply of the fabricated rebar and installation of the supplied rebar at the customer’s job site. For the supply of fabricated rebar performance obligation, we transfer control and recognize a sale when the product is delivered to our customer’s job site. The transaction price allocated to this performance obligation is determined at the start of the contract, based on the then current market price for supplied fabricated rebar. For the installation performance obligation, we transfer control and recognize a sale when the delivered material is installed. The transaction price allocated to this performance obligation is determined at the start of the contract, based on the then current market price for the installation of fabricated rebar.

Variable consideration occurring from change orders and price escalations caused by changes in underlying material costs for previously satisfied performance obligations are recognized cumulatively in the period in which management believes that the amount of consideration is changed and collection is reasonably assured. Management reviews these situations on a case-by-case basis, and considers a variety of factors, including relevant experience with similar types of performance obligations, our experience with the customer and collectability considerations.

Other Steel Products – Other steel products include our joist, deck, cold finish, metal building systems, piling and the other remaining businesses that comprise the steel products segment. Generally for these businesses, we transfer control and recognize a sale when we ship the product from our operating location to our customer. The amount of consideration we receive and revenue we recognize for those sales are agreed upon with the customer before the product is shipped.

Raw Materials Segment

The majority of the raw materials segment revenue from outside customers is generated by The David J. Joseph Company and its affiliates. We transfer control and recognize a sale based on the terms of the agreement with the customer, which is generally when the product has met the delivery requirements. The amount of consideration we receive and revenue we recognize for those sales is based on the contract with the customer, which generally reflects current market prices at the time the contract is entered into.

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share for the first quarter of 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017
Basic net earnings per share:
Basic net earnings	$354,179	$356,899
Earnings allocated to participating securities	(1,181)	(1,192)

Net earnings available to common stockholders	$352,998	$355,707

Average shares outstanding	319,421	320,224

Basic net earnings per share	$1.11	$1.11

Diluted net earnings per share:
Diluted net earnings	$354,179	$356,899
Earnings allocated to participating securities	(1,177)	(1,188)

Net earnings available to common stockholders	$353,002	$355,711

Diluted average shares outstanding:
Basic shares outstanding	319,421	320,224
Dilutive effect of stock options and other	1,053	922

	320,474	321,146

Diluted net earnings per share	$1.10	$1.11

There were no stock options excluded from the computation of diluted net earnings per share for either the first quarter of 2018 or 2017 because their effect would have been anti-dilutive.

18.	SUBSEQUENT EVENTS: We evaluate events occurring after the date of our accompanying condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. In April 2018, Nucor issued $500.0 million of 3.950% notes due 2028 and $500.0 million of 4.400% notes due 2048. Net proceeds of the issuances were approximately $986.1 million. Costs of $11.9 million associated with the issuances have been capitalized and will be amortized over the life of the notes.

In April 2018, Nucor amended and restated its revolving credit facility to extend the maturity date to April 2023. To date, no amounts have ever been borrowed on this facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this quarterly report are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) availability and cost of electricity and natural gas which could negatively affect our cost of steel production or could result in a delay or cancelation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; and (13) our safety performance.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces direct reduced iron (“DRI”) for use in its steel mills. Through The David J. Joseph Company and its affiliates (“DJJ”), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron and DRI. Most of Nucor’s operating facilities and customers are located in North America. Nucor’s operations include international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor, NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

Previously, Nucor’s tubular products and piling products businesses were reported in the steel mills segment. Beginning in the first quarter of 2018, these businesses were reclassified to the steel products segment as part of a realignment of Nucor’s reportable segments to reflect the way in which they are now viewed by management and how segment performance assessments will be made by the chief operating decision maker beginning in such period. The segment data for the comparable period in the following discussion and analysis has also been recast to reflect this change.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 92%, 71% and 74%, respectively, in the first quarter of 2018 compared with 88%, 62% and 67%, respectively, in the first quarter of 2017.

In March 2018, Nucor announced plans to build a rebar micro mill in Frostproof, Florida, which is located in Polk County. The micro mill is a $240 million investment that will have an estimated annual capacity of 350,000 tons and employ approximately 250 people. We anticipate the project will take approximately two years to complete. We believe this location will provide a logistical advantage to Nucor and will allow us to capitalize on a currently abundant supply of scrap, a good portion of which is handled by our scrap business, DJJ. This is the second rebar micro mill Nucor is constructing.

Results of Operations

Net Sales – Net sales to external customers by segment for the first quarter of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017	% Change
Steel mills	$3,580,694	$3,190,507	12%
Steel products	1,468,711	1,212,357	21%
Raw materials	519,014	412,315	26%

Total net sales to external customers	$5,568,419	$4,815,179	16%

Net sales for the first quarter of 2018 increased 16% from the first quarter of 2017. Average sales price per ton increased 9% from $731 in the first quarter of 2017 to $799 in the first quarter of 2018. Total tons shipped to outside customers in the first quarter of 2018 were 6,967,000, a 6% increase from the first quarter of 2017.

In the steel mills segment, sales tons for the first quarter of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017	% Change
Outside steel shipments	5,016	4,860	3%
Inside steel shipments	1,252	1,025	22%

Total steel shipments	6,268	5,885	7%

Net sales for the steel mills segment increased 12% in the first quarter of 2018 from the first quarter of 2017 due primarily to a 9% increase in the average sales price per ton from $657 to $717 as well as a 3% increase in tons sold to outside customers. Our sheet, bar, beam and plate products all experienced higher average selling prices in the first quarter of 2018 compared to the first quarter of 2017. The performance of the steel mills segment is expected to improve in the second quarter of 2018 as compared to the first quarter of 2018 as we continue to experience the benefit of announced price increases. We are encouraged by recent actions by the government to address the massive flood of dumped and illegally subsidized imports into the United States. We believe broad-based tariffs with few exceptions are needed to address the historic volume of unfairly traded imports and transshipping that is done to avoid trade duties.

Outside sales tonnage for the steel products segment for the first quarter of 2018 and 2017 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017	% Change
Joist sales	105	101	4%
Deck sales	106	106	—
Cold finish sales	147	122	20%
Fabricated concrete reinforcing steel sales	290	247	17%
Piling products sales	126	119	6%
Tubular products sales	284	223	27%

Net sales for the steel products segment increased 21% in the first quarter of 2018 from the first quarter of 2017 due to a 15% increase in volume and a 6% increase in the average sales price per ton, from $1,201 to $1,270. All of our steel products businesses experienced increased volumes in the first quarter of 2018 compared to the first quarter of 2017, with the exception of our deck business which was flat compared to the first quarter of 2017.

Net sales for the raw materials segment increased 26% in the first quarter of 2018 from the first quarter of 2017 primarily due to increased volumes and higher average selling prices at DJJ’s brokerage operations and, to a lesser extent, increased volumes at DJJ’s scrap processing operations. In the first quarter of 2018, approximately 89% of outside sales in the raw materials segment were from the brokerage operations of DJJ, and approximately 9% of the outside sales were from the scrap processing facilities (86% and 11%, respectively, in the first quarter of 2017).

Gross Margins – Nucor recorded gross margins of $726.4 million (13%) in the first quarter of 2018, which was a decrease compared with $760.3 million (16%) in the first quarter of 2017.

The slight decrease in gross margin in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to decreased gross margins in the steel mills segment. Additionally, the gross margin from increased inside shipments in the first quarter of 2018 compared to the first quarter of 2017 will not be realized until the inventory is eventually sold to an external customer.

•	In the steel mills segment, the average scrap and scrap substitute cost per ton used in the first quarter of 2018 was $337, a 19% increase from $284 in the first quarter of 2017. Although metal margin per ton increased in the first quarter of 2018 compared to the first quarter of 2017, lower scrap prices embedded in raw materials and finished and semi-finished inventory at December 31, 2016 significantly benefitted gross margins for the steel mills segment in the first quarter of 2017. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices increased during the first quarter of 2018. We expect that scrap prices will stabilize or decrease slightly in the second quarter of 2018 compared to the peak levels reached by the end of the first quarter of 2018.

•	Steel mill energy costs increased approximately $1 per ton in the first quarter of 2018 from the first quarter of 2017 due to higher electricity unit costs.

•	Gross margins in the steel products segment in the first quarter of 2018 increased compared to the first quarter of 2017 primarily driven by the improvement in our tubular products businesses. Additionally, first quarter of 2018 margins in the steel products segment benefitted from the previously mentioned increased volumes across almost all of our steel products businesses as well as higher average selling prices.

•	Gross margins related to DJJ’s scrap processing operations for the first quarter of 2018 increased significantly compared to the first quarter of 2017 due to increased volumes and margin expansion caused by improving scrap selling prices. DJJ’s brokerage operations saw a slight decrease in gross margins for the first quarter of 2018 compared to the first quarter of 2017.

•	Gross margins in the raw materials segment were positively impacted by the improved performance of both of our DRI facilities in the first quarter of 2018 compared to the first quarter of 2017. Our Trinidad facility built on its record production and profit performance in 2017 and continued its strong performance in the first quarter of 2018. Our Louisiana facility achieved consistent operations and delivered its second highest quarterly production, shipments and earnings.

Marketing, Administrative and Other Expenses – A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, were flat in the first quarter of 2018 compared to the first quarter of 2017 due to consistent performance of the Company in the respective periods.

Equity in Earnings of Unconsolidated Affiliates – Equity in earnings of unconsolidated affiliates was $9.6 million and $8.8 million in the first quarter of 2018 and 2017, respectively. The increase in equity method investment earnings was due to improved performance at Duferdofin Nucor, partially offset by decreased performance at NuMit.

Interest Expense (Income) – Net interest expense for the first quarter of 2018 and 2017 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017
Interest expense	$40,178	$46,300
Interest income	(3,064)	(2,695)

Interest expense, net	$37,114	$43,605

Interest expense decreased in the first quarter of 2018 compared to the first quarter of 2017 due to a decrease in average debt outstanding associated with the repayment of our $600.0 million 5.750% debt in the fourth quarter of 2017. Interest income increased in the first quarter of 2018 compared to the first quarter of 2017 due to higher average interest rates on investments partially offset by decreased average investment levels.

Earnings Before Income Taxes and Noncontrolling Interests – Earnings before income taxes and noncontrolling interests by segment for the first quarter of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 31, 2018	April 1, 2017
Steel mills	$560,503	$644,183
Steel products	85,814	66,919
Raw materials	74,547	26,391
Corporate/eliminations	(204,952)	(188,518)

	$515,912	$548,975

Earnings before income taxes and noncontrolling interests for the steel mills segment in the first quarter of 2018 decreased from the first quarter of 2017 primarily due to the first quarter of 2017 benefitting from lower scrap prices embedded in raw materials and finished and semi-finished inventory at December 31, 2016. Improved earnings in the first quarter of 2018 at our bar and structural mills were offset by decreased earnings at our sheet and plate mills as compared to the first quarter of 2017. Overall operating rates at our steel mills increased to 92% in the first quarter of 2018 as compared to 88% in the first quarter of 2017. We expect the steel mills segment earnings to improve in the second quarter of 2018 compared to the first quarter of 2018 as we continue to experience the benefit of announced price increases. We believe there is sustainable strength in steel end-use markets and backlogs are strong throughout our steel mills businesses.

In the steel products segment, earnings before income taxes and noncontrolling interests increased in the first quarter of 2018 compared to the first quarter of 2017 as significantly increased earnings in our tubular products and deck businesses more than offset decreased performance in our joist, rebar fabrication, piling and buildings systems operations. Our cold finish, fastener and wire operations also experienced moderately increased earnings in the first quarter of 2018 compared to the first quarter of 2017. As noted previously, overall volumes and selling prices improved in our steel products segment in the first quarter of 2018 compared to the first quarter of 2017, but rising steel input costs caused margins to compress. As we enter the second quarter of 2018, we expect more of those steel input costs to be passed to customers, allowing us to recognize even further improved earnings compared to the first quarter of 2018. Backlogs are robust throughout our portfolio of steel products businesses as we enter the second quarter of 2018, and they have improved compared to recent prior year periods.

The profitability of our raw materials segment in the first quarter of 2018 increased from the first quarter of 2017 primarily due to the much improved performance of DJJ’s scrap processing operations that benefitted from a strong pricing environment and reported their strongest quarterly profits since the third quarter of 2008. The raw materials segment also benefitted from the improved first quarter performance of our DRI facilities.

The increase in the loss of the corporate/eliminations line in the first quarter of 2018 as compared to the first quarter of 2017 was primarily due to higher intercompany eliminations due to increased intercompany sales activity.

Noncontrolling Interests – Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the first quarter of 2018 as compared to the first quarter of 2017 was primarily due to the increased earnings of NYS, which was a result of the increased metal margin per ton in the first quarter of 2018 as compared to the first quarter of 2017. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2017, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes – The effective tax rate for the first quarter of 2018 was 26.3% compared to 31.2% for the first quarter of 2017. We expect that the effective tax rate for the full year of 2018 will be approximately 23.6% compared to 21.1% for the full year of 2017. The decrease in the effective tax rate for the first quarter of 2018 as compared to the first quarter of 2017 was primarily due to the permanent lowering of the U.S. corporate federal income tax rate from 35% to 21% effective for the years beginning after December 31, 2017 under the Tax Reform Act. This decrease was somewhat offset by increases in the effective tax rate due to the elimination of the domestic manufacturing deduction under the Tax Reform Act and the write-off of $21.8 million of deferred tax assets due to the change in the tax status of a subsidiary in the first quarter of 2018.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $47.5 million at March 31, 2018 exclusive of interest, could decrease by as much as $7.0 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2013. The tax years 2014 through 2016 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2010 through 2016 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity – Nucor reported consolidated net earnings of $354.2 million, or $1.10 per diluted share, in the first quarter of 2018, compared to consolidated net earnings of $356.9 million, or $1.11 per diluted share, in the first quarter of 2017. Net earnings attributable to Nucor stockholders as a percentage of net sales were 6.4% and 7.4% in the first quarter of 2018 and 2017, respectively. Annualized return on average stockholders’ equity was 16.0% and 17.8% in the first quarter of 2018 and 2017, respectively.

Outlook – Earnings in the second quarter of 2018 are expected to increase significantly compared to the first quarter of 2018. Notably, steel mill metal margins and profits in March were by far the strongest in the first quarter of 2018. The performance of the steel mills segment is expected to improve in the second quarter of 2018 as compared to the first quarter of 2018 as we continue to experience the benefit of announced price increases. We believe there is sustainable strength in steel end-use markets, and we are encouraged by recent actions by the U.S. federal government to address the massive flood of dumped and illegally subsidized imports into the United States. We believe broad-based tariffs with few exceptions are needed to address the historic volume of unfairly traded imports and transshipping into the United States that is done to avoid trade duties. We expect improved performance for our steel products segment in the second quarter of 2018 as compared to the first quarter of 2018 as rising steel input costs are passed on to customers.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2018 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $127.9 million in the first quarter of 2018 compared with $244.1 million in the first quarter of 2017. The primary reason for the decrease in cash provided by operating activities is that changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $489.3 million in the first quarter of 2018 compared with $338.7 million of cash used in the first quarter of 2017. The funding of our working capital in the first quarter of 2018 increased over the first quarter of 2017 due mainly to increases in accounts receivable and inventories and decreases in salaries, wages and related accruals, partially offset by increases in accounts payable and decreases in other current assets. Accounts receivable increased in the first quarter of 2018 from the first quarter of 2017 due to a 6% increase in tons shipped to outside customers and a 3% increase in average sales price per ton in the first quarter of 2018 from the fourth quarter of 2017. Inventories and accounts payable increased due to the 13% increase in the cost of scrap and scrap substitutes in inventory on hand from year-end 2017 to the end of the first quarter of 2018. The increase in cash used by changes in salaries, wages and related accruals in the first quarter of 2018 as compared to the first quarter of 2017 was primarily attributable to the increased payout of accrued profit sharing and other incentive compensation costs in the first quarter of 2018, as compared to payouts in the first quarter of 2017. The first quarter of 2018 payment was based on Nucor’s financial performance in 2017, which had improved significantly from 2016. The decrease in other current assets was mainly due to a decrease in federal and state taxes receivable, which is a function of Nucor’s increased profitability and the timing of tax payments.

The current ratio was 2.5 at the end of the first quarter of 2018 and 2.4 at year-end 2017. The current ratio was positively impacted by the 17% increase in accounts receivable, the 7% increase in inventories and the 35% decrease in salaries, wages and related accruals from year-end 2017 due to the reasons cited above. The current ratio was negatively impacted by a 13% increase in accounts payable and a $238.9 million decrease in cash and cash equivalents and short-term investments during the first quarter of 2018. The decrease in cash and cash equivalents and short-term investments resulted from the usage of cash for working capital, capital expenditures, dividends and investments in affiliates. In the first quarter of 2018, total accounts receivable turned approximately every five weeks and inventories turned approximately every 10 weeks. These ratios compare with accounts receivable turnover of every five weeks and inventory turnover of every nine weeks in the first quarter of 2017.

Cash used in investing activities during the first quarter of 2018 decreased $313.6 million from the first quarter of 2017. Nucor used $485.1 million of cash for acquisitions in the first quarter of 2017 mainly for the purchases of Republic Conduit and Southland Tube, Inc. during that period, while Nucor had no acquisitions in the first quarter of 2018. That decrease in cash used in investing activities in the first quarter of 2018 was offset by a $100.0 million decrease in proceeds from the sale of investments, a $77.7 million increase in cash used for capital expenditures and a $41.9 million increase in investments in affiliates over the first quarter of 2017. The higher levels of capital expenditures in the first quarter of 2018 over the first quarter of 2017 were associated with the new cold mill complex at Nucor Steel Arkansas and the new galvanizing line at Nucor Steel Gallatin. The increased investments in affiliates in the first quarter of 2018 over the first quarter of 2017 related to an additional $17.5 million of investments in Nucor-JFE as well as investments in other minor equity method investments.

Cash used in financing activities of $145.5 million during the first quarter of 2018 was relatively flat compared with $147.1 million in the first quarter of 2017. The majority of the small change was due to the $36.7 million decrease in distributions to noncontrolling interests, offset by the $29.2 million increase in cash used to repurchase treasury stock in the first quarter of 2018 over the first quarter of 2017.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents and short-term investments position remained strong at $760.3 million as of March 31, 2018. Nucor’s solid cash and cash equivalents and short-term investments position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to invest for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions and greenfield expansions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase our stock when our cash position is strong and attractively priced growth opportunities are limited. In September 2015, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $900.0 million of its common stock. As of March 31, 2018, the Company had approximately $708.9 million remaining for share repurchases under the program.

Nucor’s $1.5 billion revolving credit facility is undrawn and was amended and restated in April 2018 to extend the maturity date to April 2023. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard and Poor’s and a Baa1 long-term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Based upon the preceding factors, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed. This was evidenced when, in April 2018, we issued $500.0 million of 10-year notes at an interest rate of 3.950% and $500.0 million of 30-year notes at an interest rate of 4.400%. Due mainly to the increase in working capital levels from year-end, Nucor’s cash provided by operating activities less cash used in capital expenditures for the first three months of 2018 was a net cash outflow. Our spending levels in 2017 and 2018 were marked by several significant acquisitions and significant levels of capital spending made in order to increase our long-term earnings power. In addition, during 2017, we retired $600.0 million in long-term debt and we have another $500.0 million of long-term debt that will mature during the second quarter of 2018. Both of the previously mentioned debt tranches were at weighted average interest rates that were higher than the weighted average interest rates on the newly issued $1.0 billion notes. We plan to use the net proceeds from the sale of the notes for the repayment of the $500.0 million of long-term debt maturing in the second quarter of 2018 as well as for other general corporate purposes, which may include, but are not limited to, working capital, capital expenditures, advances for or investments in our subsidiaries, acquisitions, redemption and repayment of outstanding indebtedness, and purchases of our common stock.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of March 31, 2018, our funded debt to total capital ratio was 29%, and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of March 31, 2018.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2018 are expected to be approximately $1.0 billion compared to $507.1 million in 2017. The increase in projected 2018 capital expenditures is primarily due to the fact that several major expansion projects will be underway in 2018. The projects that we anticipate will have the largest capital expenditures in 2018 are the $230.0 million cold mill complex addition at Nucor Steel Arkansas, the $176.0 million hot band galvanizing line at Nucor Steel Gallatin, the two recently announced micro mill greenfield expansions in Sedalia, Missouri and Frostproof, Florida with a combined estimated cost of $490.0 million, and the $180.0 million merchant bar rolling facility at Nucor Steel Kankakee.

In February 2018, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.38 per share payable on May 11, 2018, to stockholders of record on March 29, 2018. This dividend is Nucor’s 180th consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2017. There were no interest rate swaps outstanding at March 31, 2018.

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

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the three months ended March 31, 2018, the volume of natural gas sold from our drilling operations was approximately 15% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At March 31, 2018, accumulated other comprehensive loss, net of income taxes included $3.6 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2018, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$14,427	$36,070
Aluminum	3,308	8,274
Copper	2,134	4,897

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at March 31, 2018 were insignificant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended March 31, 2018 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 - January 27, 2018	—	$—	—	$738,029
January 28, 2018 - February 24, 2018	443	$65.86	443	708,853
February 25, 2018 - March 31, 2018	—	$—	—	708,853

For the Quarter Ended March 31, 2018	443	$65.86	443	$708,853

(1)	Includes commissions of $0.02 per share.
(2)	On September 2, 2015, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $900.0 million of the Company’s common stock. This $900.0 million share repurchase program has no stated expiration and replaced any previously authorized repurchase programs.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

12*	Computation of Ratio of Earnings to Fixed Charges

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended March 31, 2018, filed on May 9, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 9, 2018