Form 10-Q
period 2018-06-30
NUCOR CORP
filed 2018-08-08
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

316,343,488 shares of the registrant’s common stock were outstanding at June 30, 2018.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$6,460,774	$5,174,769	$12,029,193	$9,989,948

Costs, expenses and other:
Cost of products sold	5,294,184	4,465,144	10,136,197	8,520,073
Marketing, administrative and other expenses	234,381	170,211	417,341	346,637
Equity in earnings of unconsolidated affiliates	(10,943)	(13,302)	(20,523)	(22,058)
Interest expense, net	29,451	44,580	66,565	88,185

	5,547,073	4,666,633	10,599,580	8,932,837

Earnings before income taxes and noncontrolling interests	913,701	508,136	1,429,613	1,057,111
Provision for income taxes	200,086	166,412	335,886	337,739

Net earnings	713,615	341,724	1,093,727	719,372
Earnings attributable to noncontrolling interests	30,462	18,676	56,395	39,425

Net earnings attributable to Nucor stockholders	$683,153	$323,048	$1,037,332	$679,947

Net earnings per share:
Basic	$2.14	$1.00	$3.24	$2.12
Diluted	$2.13	$1.00	$3.23	$2.11

Average shares outstanding:
Basic	318,467	320,439	318,941	320,332
Diluted	319,391	321,226	319,930	321,186

Dividends declared per share	$0.3800	$0.3775	$0.7600	$0.7550

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net earnings	$713,615	$341,724	$1,093,727	$719,372

Other comprehensive income:
Net unrealized loss on hedging derivatives, net of income taxes of ($1,100) and $0 for the second quarter of 2018 and 2017, respectively, and ($600) and ($1,000) for the first six months of 2018 and 2017, respectively	(3,647)	(71)	(4,399)	(1,706)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $100 and $0 for the second quarter of 2018 and 2017, respectively, and $100 and $300 for the first six months of 2018 and 2017, respectively	447	171	399	656
Foreign currency translation gain (loss), net of income taxes of $0 for the second quarter and first six months of 2018 and 2017	(43,466)	23,957	(37,351)	25,958

	(46,666)	24,057	(41,351)	24,908

Comprehensive income	666,949	365,781	1,052,376	744,280
Comprehensive income attributable to noncontrolling interests	(30,462)	(18,676)	(56,395)	(39,425)

Comprehensive income attributable to Nucor stockholders	$636,487	$347,105	$995,981	$704,855

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$1,486,453	$949,104
Short-term investments	—	50,000
Accounts receivable, net	2,637,744	2,028,545
Inventories, net	4,133,472	3,461,686
Other current assets	143,566	335,085

Total current assets	8,401,235	6,824,420

Property, plant and equipment, net	5,122,381	5,093,147

Goodwill	2,185,809	2,196,058

Other intangible assets, net	867,905	914,646

Other assets	874,362	812,987

Total assets	$17,451,692	$15,841,258

LIABILITIES

Current liabilities:
Short-term debt	$59,168	$52,833
Long-term debt due within one year	—	500,000
Accounts payable	1,558,020	1,181,346
Salaries, wages and related accruals	507,608	516,660
Accrued expenses and other current liabilities	625,533	573,925

Total current liabilities	2,750,329	2,824,764

Long-term debt due after one year	4,232,244	3,242,242

Deferred credits and other liabilities	733,695	689,464

Total liabilities	7,716,268	6,756,470

EQUITY

Nucor stockholders’ equity:
Common stock	152,061	151,960
Additional paid-in capital	2,051,382	2,021,339
Retained earnings	9,257,823	8,463,709
Accumulated other comprehensive loss, net of income taxes	(296,032)	(254,681)
Treasury stock	(1,791,827)	(1,643,291)

Total Nucor stockholders’ equity	9,373,407	8,739,036

Noncontrolling interests	362,017	345,752

Total equity	9,735,424	9,084,788

Total liabilities and equity	$17,451,692	$15,841,258

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017
Operating activities:
Net earnings	$1,093,727	$719,372
Adjustments:
Depreciation	316,402	318,278
Amortization	44,573	45,443
Stock-based compensation	51,905	41,159
Deferred income taxes	48,181	(4,173)
Distributions from affiliates	27,453	46,877
Equity in earnings of unconsolidated affiliates	(20,523)	(22,058)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(602,414)	(396,452)
Inventories	(676,266)	(781,581)
Accounts payable	367,950	371,158
Federal income taxes	208,996	(14,114)
Salaries, wages and related accruals	1,631	(1,897)
Other operating activities	8,977	28,849

Cash provided by operating activities	870,592	350,861

Investing activities:
Capital expenditures	(361,486)	(189,235)
Investment in and advances to affiliates	(73,427)	(19,000)
Disposition of plant and equipment	17,297	12,509
Acquisitions (net of cash acquired)	—	(478,410)
Purchases of investments	—	(50,000)
Proceeds from the sale of investments	50,000	150,000
Other investing activities	1,378	(990)

Cash used in investing activities	(366,238)	(575,126)

Financing activities:
Net change in short-term debt	6,334	21,235
Proceeds from long-term debt, net of discount	995,710	—
Repayment of long-term debt	(500,000)	—
Bond issuance related costs	(7,625)	—
Issuance of common stock	12,280	3,535
Payment of tax withholdings on certain stock-based compensation	(19,508)	(13,185)
Distributions to noncontrolling interests	(40,130)	(79,420)
Cash dividends	(243,649)	(242,704)
Acquisition of treasury stock	(170,315)	—
Other financing activities	(3,879)	(1,101)

Cash provided by (used in) financing activities	29,218	(311,640)

Effect of exchange rate changes on cash	3,777	1,297

Increase (decrease) in cash and cash equivalents	537,349	(534,608)

Cash and cash equivalents - beginning of year	949,104	2,045,961

Cash and cash equivalents - end of six months	$1,486,453	$1,511,353

Non-cash investing activity:
Change in accrued plant and equipment purchases recorded under capital lease arrangements	$1,776	$(12,927)

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

Reclassifications – In the first quarter of 2018, the Company began reporting its tubular products and piling businesses as part of the steel products segment. These businesses were previously included in the steel mills segment and were reclassified to the steel products segment as part of a realignment of Nucor’s reportable segments to reflect the way in which they are now viewed by management and how segment performance assessments will be made by the chief operating decision maker beginning in such period. As a result, certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on the condensed consolidated financial statements of the Company for the prior periods presented. See Note 15 for more information related to this segment realignment.

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

The adoption of the new revenue accounting guidance did not significantly change the way we recognize revenue. To illustrate this, if we had continued using the previous accounting guidance in effect before the adoption of the new revenue accounting guidance, our consolidated net sales for the second quarter and first six months of 2018 would have increased approximately $22.7 million, or 0.4%, and $32.9 million, or 0.3%, respectively, and cost of products sold would have increased by the same amounts. There would have been no impact on any other financial statement line items in the condensed consolidated financial statements for the second quarter or first six months of 2018. See Note 16 for disclosures required by the new revenue accounting guidance.

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

Recently Issued Accounting Pronouncements - In February 2016, new accounting guidance was issued regarding the accounting for leases. The new guidance requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. While the adoption of this new guidance is expected to increase assets and liabilities due to the recognition of lease rights and obligations on the balance sheet effective January 1, 2019, the Company does not expect the adoption of this new guidance to have a significant impact on its statement of earnings, statement of comprehensive income or statement of cash flows.

In February 2018, new accounting guidance was issued regarding the tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”). The new guidance allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act to improve the usefulness of information reported to financial statement users. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

2.

INVENTORIES: Inventories consisted of approximately 42% raw materials and supplies and 58% finished and semi-finished products at both June 30, 2018 and December 31, 2017. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $8.89 billion at June 30, 2018 ($8.70 billion at December 31, 2017).

Given the natural gas pricing environment, Nucor performed an impairment assessment of its proved producing natural gas well assets in December 2017. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future natural gas prices. The pricing used in this impairment assessment was developed by management based on projected natural gas market supply and demand dynamics. Management also makes key estimates on the expected reserve levels and on the expected drilling production costs. This analysis was performed on each of Nucor’s three groups of wells, with each group defined by common geographic location. Each of Nucor’s three groups of wells passed the impairment test. The combined carrying value of the three groups of wells was $241.0 million at June 30, 2018 ($252.0 million at December 31, 2017). Changes in the natural gas industry or a continuation of the low price environment beyond what had already been assumed in the analysis could cause management to revise the natural gas price assumptions, the estimated reserves or the estimated drilling production costs. Unfavorable revisions to these assumptions or estimates could possibly result in an impairment of some or all of the groups of proved well assets.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended June 30, 2018, by segment, was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2017	$745,484	$720,997	$729,577	$2,196,058
Translation	—	(10,249)	—	(10,249)
Reclassifications	(153,498)	153,498	—	—

Balance at June 30, 2018	$591,986	$864,246	$729,577	$2,185,809

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

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,418,437	$677,547	$1,420,224	$641,089
Trademarks and trade names	176,089	82,426	176,471	77,208
Other	62,806	29,454	62,805	26,557

	$1,657,332	$789,427	$1,659,500	$744,854

Intangible asset amortization expense in the second quarter of 2018 and 2017 was $22.1 million and $23.0 million, respectively, and was $44.6 million and $45.4 million in the first six months of 2018 and 2017, respectively. Annual amortization expense is estimated to be $88.6 million in 2018; $86.7 million in 2019; $84.4 million in 2020; $83.1 million in 2021; and $80.8 million in 2022.

5.

EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $808.9 million at June 30, 2018 ($750.1 million at December 31, 2017) and is recorded in other assets in the condensed consolidated balance sheets.

NUMIT

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at June 30, 2018 was $317.7 million ($321.4 million at December 31, 2017). Nucor received distributions of $27.5 million and $46.9 million from NuMit during the first six months of 2018 and 2017, respectively.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at June 30, 2018 was $275.2 million ($285.9 million at December 31, 2017). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $114.5 million at June 30, 2018, resulting in a basis difference of $160.7 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($89.8 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.3 million and $2.2 million in the second quarter of 2018 and 2017, respectively, and was $4.8 million and $4.3 million in the first six months of 2018 and 2017, respectively.

As of June 30, 2018, Nucor had outstanding notes receivable of €35.0 million ($40.8 million) from Duferdofin Nucor (€35.0 million, or $41.9 million, as of December 31, 2017). The notes receivable bear interest at 0.83% and reset annually on September 30 to the 12-month Euro Interbank Offered Rate plus 1% per year. The maturity date of the principal amounts was extended to January 31, 2022 during the first quarter of 2018. As of June 30, 2018 and December 31, 2017, the notes receivable were classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (“Facility A”). The fair value of the guarantee is immaterial. In April 2018, Duferdofin Nucor amended and extended Facility A to mature on April 16, 2021. The maximum amount Duferdofin Nucor could borrow under Facility A was €160.0 million ($186.4 million) at June 30, 2018. As of June 30, 2018, there was €140.0 million ($163.1 million) outstanding under that facility (€122.5 million, or $146.7 million, as of December 31, 2017). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

NUCOR-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. Nucor-JFE plant construction has commenced and operations are expected to begin in the second half of 2019. Nucor accounts for the investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Nucor-JFE at June 30, 2018 was $102.7 million ($71.1 million at December 31, 2017).

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

6.

CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $163.2 million at June 30, 2018 ($139.2 million at December 31, 2017). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $121.3 million at June 30, 2018 ($121.8 million at December 31, 2017).

7.

FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of June 30, 2018 and December 31, 2017 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2018
Assets:
Cash equivalents	$1,178,986	$1,178,986	$—	$—
Derivative contracts	6,455	—	6,455	—

Total assets	$1,185,441	$1,178,986	$6,455	$—

Liabilities:
Derivative contracts	$(9,000)	$—	$(9,000)	$—

As of December 31, 2017
Assets:
Cash equivalents	$594,946	$594,946	$—	$—
Short-term investments	50,000	50,000	—	—
Derivative contracts	479	—	479	—

Total assets	$645,425	$644,946	$479	$—

Liabilities:
Derivative contracts	$(8,531)	$—	$(8,531)	$—

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.53 billion at June 30, 2018 ($4.19 billion at December 31, 2017). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at June 30, 2018 and December 31, 2017, or similar debt with the same maturities, ratings and interest rates.

8.

CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $16.7 million of accrued environmental costs at June 30, 2018 ($17.1 million at December 31, 2017), $2.4 million was classified in accrued expenses and other current liabilities ($3.8 million at December 31, 2017) and $14.3 million was classified in deferred credits and other liabilities ($13.3 million at December 31, 2017). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

9.

STOCK-BASED COMPENSATION: Overview – The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved the Omnibus Plan on May 8, 2014. The Omnibus Plan permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 13.0 million shares of the Company’s common stock. As of June 30, 2018, 6.0 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of June 30, 2018, 2.0 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years. New shares are issued upon exercise of stock options.

A summary of activity under Nucor’s stock option plans for the first six months of 2018 is as follows (in thousands, except years and per share amounts):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under stock options:
Outstanding at beginning of year	4,106	$47.96
Granted	265	$65.80
Exercised	(288)	$42.64		$7,253
Canceled	—	$—

Outstanding at June 30, 2018	4,083	$49.49	6.8 years	$53,997

Stock options exercisable at June 30, 2018	2,368	$45.50	5.6 years	$40,350

For the 2018 stock option grant, the grant date fair value of $15.07 per share was calculated using the Black-Scholes option-pricing model with the following assumptions:

Exercise price	$65.80
Expected dividend yield	2.31%
Expected stock price volatility	25.28%
Risk-free interest rate	2.85%
Expected life (years)	6.5

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $3.6 million and $7.2 million in the second quarter of 2018 and 2017, respectively, and $4.0 million and $7.5 million in the first six months of 2018 and 2017, respectively. As of June 30, 2018, unrecognized compensation expense related to stock options was $2.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first six months of 2018 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
RSUs:
Unvested at beginning of year	1,071	$52.62
Granted	1,013	$65.80
Vested	(762)	$59.20
Canceled	(10)	$53.50

Unvested at June 30, 2018	1,312	$58.97

Compensation expense for RSUs was $32.6 million and $21.1 million in the second quarter of 2018 and 2017, respectively, and $38.3 million and $26.1 million in the first six months of 2018 and 2017, respectively. As of June 30, 2018, unrecognized compensation expense related to unvested RSUs was $62.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first six months of 2018 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
RSUs and Restricted stock awards:
Unvested at beginning of year	91	$54.50
Granted	256	$67.68
Vested	(212)	$64.99
Canceled	—	—

Unvested at June 30, 2018	135	$62.99

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $5.3 million and $3.2 million in the second quarter of 2018 and 2017, respectively, and $9.7 million and $7.5 million in the first six months of 2018 and 2017, respectively. As of June 30, 2018, unrecognized compensation expense related to unvested restricted stock awards was $2.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.

10.

EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $88.4 million and $48.5 million in the second quarter of 2018 and 2017, respectively, and $140.1 million and $102.5 million in the first six months of 2018 and 2017, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

11.	INTEREST EXPENSE (INCOME): The components of net interest expense for the second quarter and first six months of 2018 and 2017 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest expense	$35,341	$47,565	$75,519	$93,865
Interest income	(5,890)	(2,985)	(8,954)	(5,680)

Interest expense, net	$29,451	$44,580	$66,565	$88,185

Interest expense for the second quarter of 2018 decreased compared to the second quarter of 2017 due to a benefit received from entering into and settling a treasury lock instrument in anticipation of the Company’s debt issuance in the second quarter of 2018. The Company did not elect hedge accounting for this instrument. Interest expense for the first half of 2018 decreased compared to the first half of 2017 due to a decrease in average debt outstanding associated with the repayment of $600.0 million of 5.750% notes due 2017 in the fourth quarter of 2017 and the treasury lock instrument noted above. Interest income for the second quarter and first half of 2018 increased compared to the respective prior year periods due to higher average interest rates on investments.

12.

INCOME TAXES: The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Reflected in our 2017 financial results in accordance with SAB 118 were certain provisional income tax effects of the Tax Reform Act. The Company continues to analyze and assess the impact of the Tax Reform Act.

The effective tax rate for the second quarter of 2018 was 21.9% compared to 32.7% for the second quarter of 2017. The decrease in the effective tax rate for the second quarter of 2018 as compared to the second quarter of 2017 was primarily due to the permanent lowering of the U.S. corporate federal income tax rate from 35% to 21% effective for the years beginning after December 31, 2017 under the Tax Reform Act. This decrease was somewhat offset by increases in the effective tax rate due to the elimination of the domestic manufacturing deduction under the Tax Reform Act.

Nucor has concluded U.S. federal income tax matters for years through 2013. The tax years 2014 through 2016 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2010 through 2017 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $0.7 million at June 30, 2018 ($0.6 million at December 31, 2017). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $376.6 million at June 30, 2018 ($329.3 million at December 31, 2017).

13.

STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company Limited Partnership, of which Nucor owns 51%, for the six months ended June 30, 2018 and July 1, 2017 (in thousands):

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2017	$8,739,036	$345,752	$9,084,788
Total comprehensive income	995,981	56,395	1,052,376
Stock options	16,218	—	16,218
Issuance of stock under award plans, net of forfeitures	34,706	—	34,706
Amortization of unearned compensation	1,000	—	1,000
Treasury stock acquired	(170,315)	—	(170,315)
Dividends declared	(243,219)	—	(243,219)
Distributions to noncontrolling interests	—	(40,130)	(40,130)

Stockholders’ equity at June 30, 2018	$9,373,407	$362,017	$9,735,424

	Attributable to Nucor Corporation	Attributable to Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2016	$7,879,865	$374,843	$8,254,708
Total comprehensive income	704,855	39,425	744,280
Stock options	11,068	—	11,068
Issuance of stock under award plans, net of forfeitures	23,593	—	23,593
Amortization of unearned compensation	700	—	700
Dividends declared	(243,016)	—	(243,016)
Distributions to noncontrolling interests	—	(79,420)	(79,420)

Stockholders’ equity at July 1, 2017	$8,377,065	$334,848	$8,711,913

In September 2015, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $900.0 million of the Company’s common stock. This $900.0 million share repurchase program has no stated expiration and replaced any previously authorized repurchase programs. As of June 30, 2018, the Company had approximately $567.7 million remaining available for share repurchases under the program. The Company expects any share repurchases to be made through purchases from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of any repurchases will depend on market conditions, share price, applicable legal requirements and other factors.

14.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three- and six-month periods ended June 30, 2018 and July 1, 2017 (in thousands):

	Three-Month (13-Week) Period Ended June 30, 2018
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at March 31, 2018	$(3,600)	$(251,398)	$5,632	$(249,366)

Other comprehensive income (loss) before reclassifications	(3,647)	(43,466)	—	(47,113)

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	447	—	—	447

Net current-period other comprehensive income (loss)	(3,200)	(43,466)	—	(46,666)

Accumulated other comprehensive income (loss) at June 30, 2018	$(6,800)	$(294,864)	$5,632	$(296,032)

	Six-Month (26-Week) Period Ended June 30, 2018
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(2,800)	$(257,513)	$5,632	$(254,681)

Other comprehensive income (loss) before reclassifications	(4,399)	(37,351)	—	(41,750)

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	399	—	—	399

Net current-period other comprehensive income (loss)	(4,000)	(37,351)	—	(41,351)

Accumulated other comprehensive income (loss) at June 30, 2018	$(6,800)	$(294,864)	$5,632	$(296,032)

(1)

Includes $447 and $399 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2018, respectively. The tax impacts of those reclassifications were $100 in both the second quarter and first six months of 2018.

	Three-Month (13-Week) Period Ended July 1, 2017
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 1, 2017	$(400)	$(324,169)	$7,577	$(316,992)

Other comprehensive income (loss) before reclassifications	(71)	23,957	—	23,886

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	171	—	—	171

Net current-period other comprehensive income (loss)	100	23,957	—	24,057

Accumulated other comprehensive income (loss) at July 1, 2017	$(300)	$(300,212)	$7,577	$(292,935)

	Six-Month (26-Week) Period Ended July 1, 2017
	Gains and Losses on Hedging Derivatives	Foreign Currency Gain (Loss)	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2016	$750	$(326,170)	$7,577	$(317,843)

Other comprehensive income (loss) before reclassifications	(1,706)	25,958	—	24,252

Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	656	—	—	656

Net current-period other comprehensive income (loss)	(1,050)	25,958	—	24,908

Accumulated other comprehensive income (loss) at July 1, 2017	$(300)	$(300,212)	$7,577	$(292,935)

(2)

Includes $171 and $656 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2017, respectively. The tax impacts of those reclassifications were $0 and $300 in the second quarter and first six months of 2017, respectively.

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

Previously, Nucor’s tubular products and piling products businesses were reported in the steel mills segment. Beginning in the first quarter of 2018, these businesses were reclassified to the steel products segment as part of a realignment of Nucor’s reportable segments to reflect the way in which they are now viewed by management and how segment performance assessments will be made by the chief operating decision maker beginning in such period. The segment data for the comparable periods has also been reclassified into the steel products segment in order to conform to the current year presentation. The steel mills, steel products and raw materials segments are consistent with the way Nucor manages its business, which is primarily based upon the similarity of the types of products produced and sold by each segment. Additionally, the composition of assets by segment at December 31, 2017 was reclassified to conform to the current year presentation. This reclassification between segments did not have any impact on the consolidated asset balances.

Net interest expense, other income, profit sharing expense and stock-based compensation are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates.

Nucor’s results by segment for the second quarter and first six months of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales to external customers:
Steel mills	$4,169,539	$3,404,064	$7,750,233	$6,594,571
Steel products	1,738,370	1,366,693	3,207,081	2,579,050
Raw materials	552,865	404,012	1,071,879	816,327

	$6,460,774	$5,174,769	$12,029,193	$9,989,948

Intercompany sales:
Steel mills	$1,065,780	$759,245	$1,964,106	$1,417,605
Steel products	50,907	26,664	86,677	56,365
Raw materials	3,155,268	2,459,352	5,764,212	4,637,991
Corporate/eliminations	(4,271,955)	(3,245,261)	(7,814,995)	(6,111,961)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$961,784	$579,520	$1,522,287	$1,223,703
Steel products	155,766	83,636	241,580	150,555
Raw materials	134,995	66,227	209,542	92,618
Corporate/eliminations	(338,844)	(221,247)	(543,796)	(409,765)

	$913,701	$508,136	$1,429,613	$1,057,111

	June 30, 2018	Dec. 31, 2017
Segment assets:
Steel mills	$8,590,433	$7,671,217
Steel products	4,672,730	4,323,907
Raw materials	3,573,219	3,396,110
Corporate/eliminations	615,310	450,024

	$17,451,692	$15,841,258

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

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $94.3 million as of June 30, 2018 ($72.3 million as of December 31, 2017), and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The amount of revenue reclassified from the December 31, 2017 contract liabilities balance during the first six months of 2018 was approximately $57.9 million.

The following table disaggregates our net sales by major source for the second quarter and first six months of 2018 (in thousands):

	Three Months (13 Weeks) Ended June 30, 2018				Six Months (26 Weeks) Ended June 30, 2018
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,974,427			$1,974,427	$3,640,647			$3,640,647
Bar	1,258,438			1,258,438	2,348,585			2,348,585
Structural	448,557			448,557	845,254			845,254
Plate	488,117			488,117	915,747			915,747
Tubular Products		$371,568		371,568		$682,796		682,796
Rebar Fabrication		390,921		390,921		720,140		720,140
Other Steel Products		975,881		975,881		1,804,145		1,804,145
Raw Materials			$552,865	552,865			$1,071,879	1,071,879

	$4,169,539	$1,738,370	$552,865	$6,460,774	$7,750,233	$3,207,081	$1,071,879	$12,029,193

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

STEEL PRODUCTS SEGMENT

Tubular Products – The tubular products businesses transfer control and recognize a sale when the product is shipped from our operating locations to our customers. The significant majority of tubular product sales are spot market sales, and the amount of consideration we receive and revenue we recognize for those sales are based upon prevailing prices at the time of sale.

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

Our rebar fabrication businesses also generate a significant amount of revenue from contracts with customers in which they supply fabricated rebar and install it at the customer’s job site. There are two performance obligations for these types of contracts: the supply of the fabricated rebar and the installation of the supplied rebar at the customer’s job site. For the supply of fabricated rebar performance obligation, we transfer control and recognize a sale when the product is delivered to our customer’s job site. The transaction price allocated to this performance obligation is determined at the start of the contract, based on the then current market price for supplied fabricated rebar. For the installation performance obligation, we transfer control and recognize a sale when the delivered material is installed. The transaction price allocated to this performance obligation is determined at the start of the contract, based on the then current market price for the installation of fabricated rebar.

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

Other Steel Products – Other steel products include our joist, deck, cold finish, metal building systems, piling and the other remaining businesses that comprise the steel products segment. Generally for these businesses, we transfer control and recognize a sale when we ship the product from our operating locations to our customers. The amount of consideration we receive and revenue we recognize for those sales are agreed upon with the customers before the product is shipped.

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

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share for the second quarter and first six months of 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic net earnings per share:
Basic net earnings	$683,153	$323,048	$1,037,332	$679,947
Earnings allocated to participating securities	(2,919)	(1,138)	(3,940)	(2,333)

Net earnings available to common stockholders	$680,234	$321,910	$1,033,392	$677,614

Average shares outstanding	318,467	320,439	318,941	320,332

Basic net earnings per share	$2.14	$1.00	$3.24	$2.12

Diluted net earnings per share:
Diluted net earnings	$683,153	$323,048	$1,037,332	$679,947
Earnings allocated to participating securities	(2,909)	(1,136)	(3,926)	(2,328)

Net earnings available to common stockholders	$680,244	$321,912	$1,033,406	$677,619

Diluted average shares outstanding:
Basic shares outstanding	318,467	320,439	318,941	320,332
Dilutive effect of stock options and other	924	787	989	854

	319,391	321,226	319,930	321,186

Diluted net earnings per share	$2.13	$1.00	$3.23	$2.11

The following stock options were excluded from the computation of diluted net earnings per share for the second quarter and first six months of 2018 and 2017 because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Anti-dilutive stock options:
Weighted-average shares	265	698	133	349

Weighted-average exercise price	$65.80	$59.07	$65.80	$59.07

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor S.r.l., NuMit LLC and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

Previously, Nucor’s tubular products and piling products businesses were reported in the steel mills segment. Beginning in the first quarter of 2018, these businesses were reclassified to the steel products segment as part of a realignment of Nucor’s reportable segments to reflect the way in which they are now viewed by management and how segment performance assessments will be made by the chief operating decision maker beginning in such period. The segment data for the comparable periods in the following discussion and analysis has also been reclassified into the steel products segment to reflect this change.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 93%, 73% and 76%, respectively, in the first six months of 2018, compared to 89%, 64% and 67%, respectively, in the first six months of 2017.

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

In May 2018, Nucor announced plans to build a galvanizing line at the Company’s sheet mill in Arkansas to support Nucor’s growth into a wider and more diverse set of strategic end-market applications. The new galvanizing line is a $240 million investment with an annual capacity of approximately 500,000 tons. It is expected to be operational in the first half of 2021.

Results of Operations

Net Sales – Net sales to external customers by segment for the second quarter and first six months of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Steel mills	$4,169,539	$3,404,064	22%	$7,750,233	$6,594,571	18%
Steel products	1,738,370	1,366,693	27%	3,207,081	2,579,050	24%
Raw materials	552,865	404,012	37%	1,071,879	816,327	31%

Total net sales	$6,460,774	$5,174,769	25%	$12,029,193	$9,989,948	20%

Net sales for the second quarter of 2018 increased 25% from the second quarter of 2017. Average sales price per ton increased 17% from $767 in the second quarter of 2017 to $898 in the second quarter of 2018. Total tons shipped to outside customers in the second quarter of 2018 were 7,197,000, a 7% increase from the second quarter of 2017.

Net sales for the second quarter of 2018 increased 16% from the first quarter of 2018 due to a 12% increase in average sales price per ton and a 3% increase in total tons shipped to outside customers.

Net sales for the first six months of 2018 increased 20% from the first six months of 2017. Average sales price per ton increased 13% from $749 in the first half of 2017 to $849 in the first half of 2018. Total tons shipped to outside customers in the first half of 2018 were 14,164,000, a 6% increase from the first half of 2017.

In the steel mills segment, sales tons for the second quarter and first six months of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Outside steel shipments	5,078	4,950	3%	10,094	9,810	3%
Inside steel shipments	1,362	1,129	21%	2,614	2,154	21%

Total steel shipments	6,440	6,079	6%	12,708	11,964	6%

Net sales for the steel mills segment increased 22% in the second quarter of 2018 from the second quarter of 2017 primarily due to a 19% increase in average sales price per ton from $688 to $819 as well as a 3% increase in tons sold to outside customers. All of our steel mill products experienced higher average selling prices in the second quarter and first half of 2018 as compared to the respective prior year periods.

Net sales for the steel mills segment increased 16% in the second quarter of 2018 from the first quarter of 2018 primarily due to a 14% increase in average sales price per ton and a 1% increase in tons sold to outside customers.

Net sales for the steel mills segment increased 18% in the first half of 2018 from the first half of 2017 primarily due to a 14% increase in average sales price per ton and a 3% increase in tons sold to outside customers.

The performance of the steel mills segment is expected to remain strong in the third quarter of 2018, with margin expansion expected primarily at our sheet and plate mills. Based on the current steel market fundamentals and communications with our customers, we believe there is sustainable strength in steel end-use markets.

Selected outside sales tonnage for the steel products segment for the second quarter and first six months of 2018 and 2017 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Joist sales	114	104	10%	219	205	7%
Deck sales	116	104	12%	222	210	6%
Cold finish sales	149	120	24%	296	242	22%
Fabricated concrete reinforcing steel sales	337	291	16%	627	538	17%
Piling products sales	160	145	10%	286	264	8%
Tubular products sales	286	227	26%	570	450	27%

Net sales for the steel products segment increased 27% in the second quarter of 2018 from the second quarter of 2017 due to a 17% increase in volume and a 9% increase in average sales price per ton from $1,245 to $1,357. We expect the performance of the steel products segment in the third quarter of 2018 to be similar to the second quarter of 2018.

Net sales for the steel products segment increased 18% in the second quarter of 2018 from the first quarter of 2018 due to an 11% increase in volume and a 7% increase in average sales price per ton.

Net sales for the steel products segment increased 24% in the first half of 2018 from the first half of 2017 due to a 16% increase in volume and an 8% increase in average sales price per ton from $1,224 to $1,316. The largest increase in volumes in the first half of 2018 as compared to the first half of 2017 was at our tubular products, rebar fabrication and cold finish operations.

Net sales for the raw materials segment increased 37% and 31% in the second quarter and first half of 2018, respectively, from the same prior year periods. The increases were primarily due to significantly higher average selling prices and volumes in DJJ’s brokerage and scrap processing operations. In the second quarter of 2018, approximately 90% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 9% of outside sales were from the scrap processing operations of DJJ (88% and 10%, respectively, in the second quarter of 2017). In the first half of 2018, approximately 90% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 9% of outside sales were from the scrap processing operations of DJJ (87% and 10%, respectively, in the first half of 2017).

Gross Margins – Nucor recorded gross margins of $1.17 billion (18%) in the second quarter of 2018, which was an increase from $709.6 million (14%) in the second quarter of 2017:

•

The primary driver for the increase in gross margins in the second quarter of 2018 as compared to the second quarter of 2017 was increased metal margins across all of our steel mills segment products, with sheet steel having the most significant impact. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. In the steel mills segment, the previously mentioned 19% increase in average sales price per ton and 3% increase in tons sold to outside customers in the second quarter of 2018 compared to the second quarter of 2017 more than offset an increase of 19% in the average scrap and scrap substitute cost per ton used from $313 in the second quarter of 2017 to $373 in the second quarter of 2018.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices continued to rise during the first half of 2018 with prices beginning to level out at the end of the second quarter. As we begin the third quarter, we do not see much volatility in scrap prices from their second quarter of 2018 levels.

•

Steel mill energy costs decreased approximately $1 per ton in the second quarter of 2018 from the second quarter of 2017 primarily due to lower natural gas unit costs and higher efficiency resulting from increased steel production.

•

Gross margins in the steel products segment in the second quarter of 2018 increased significantly compared to the second quarter of 2017 primarily driven by the improvement in our tubular products businesses. Additionally, all of our steel products businesses experienced improved profitability in the second quarter of 2018 compared to the second quarter of 2017, with the exception of our rebar fabrication operations.

•

Gross margins related to DJJ’s scrap processing operations in the second quarter of 2018 increased significantly compared to the second quarter of 2017 due to increased volumes and margin expansion caused by improved scrap selling prices. Gross margins for DJJ’s brokerage operations also increased in the second quarter of 2018 compared to the second quarter of 2017.

•

Gross margins in the raw materials segment in the second quarter of 2018 were positively impacted by the improved performance of our DRI facilities compared to the second quarter of 2017. Included in the second quarter of 2018 gross margins of the raw materials segment was a $9.6 million benefit related to insurance recoveries.

Gross margins in the second quarter of 2018 improved significantly from the first quarter of 2018. The increase was primarily driven by expanded margins for all of our steel mills segment products, while our steel products and raw materials segments also experienced improved performance. The previously mentioned 14% increase in the steel mills segment’s average sales price per ton in the second quarter of 2018 compared to the first quarter of 2018 more than offset an increase of 11% in the average scrap and scrap substitute cost per ton used from $337 in the first quarter of 2018 to $373 in the second quarter of 2018.

In the first half of 2018, Nucor recorded gross margins of $1.89 billion (16%), which was an increase from $1.47 billion (15%) in the first half of 2017:

•

The primary driver for the increase in gross margins in the first half of 2018 as compared to the first half of 2017 was increased metal margins in the steel mills segment. As previously discussed, in the steel mills segment, higher average selling prices and increased volumes drove improved margins despite a 19% increase in the average scrap and scrap substitute cost per ton used from $298 in the first half of 2017 to $355 in the first half of 2018.

•	Steel mill energy costs for the first half of 2018 were consistent with the first half of 2017.

•

Gross margins in the steel products segment increased in the first half of 2018 over the first half of 2017 due to the increased profitability of most of the businesses in the segment, with the largest increase in our tubular products businesses.

•

Improved gross margins in the raw materials segment in the first half of 2018 compared to the first half of 2017 were primarily due to the improved profitability of our DRI operations. DJJ’s brokerage and scrap operations also improved as a result of improved pricing and volumes in the first half of 2018 compared to the first half of 2017. Included in the first six months of 2018 gross margins of the raw materials segment was a $9.6 million benefit related to insurance recoveries.

Marketing, Administrative and Other Expenses – A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $55.9 million in the second quarter of 2018 compared to the second quarter of 2017, and increased $55.5 million in the first half of 2018 compared to the first half of 2017, due to the increased profitability of the Company. Profit sharing and other incentive compensation costs increased $62.7 million in the second quarter of 2018 compared to the first quarter of 2018 due to the increased profitability of the Company and the annual RSU and stock option grants that occurred in the second quarter of 2018.

Included in marketing, administrative and other expenses in the second quarter and first half of 2018 is a $13.7 million benefit related to insurance recoveries.

Equity in Earnings of Unconsolidated Affiliates – Equity in earnings of unconsolidated affiliates was $10.9 million and $13.3 million in the second quarter of 2018 and 2017, respectively, and $20.5 million and $22.1 million in the first half of 2018 and 2017, respectively. The decreases in equity method investment earnings were due to costs associated with the plant construction for Nucor-JFE.

Interest Expense (Income) - Net interest expense for the second quarter and first half of 2018 and 2017 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Interest expense	$35,341	$47,565	$75,519	$93,865
Interest income	(5,890)	(2,985)	(8,954)	(5,680)

Interest expense, net	$29,451	$44,580	$66,565	$88,185

Interest expense for the second quarter of 2018 decreased compared to the second quarter of 2017 due to a benefit received from entering in to and settling a treasury lock instrument entered into in anticipation of the Company’s debt issuance in the second quarter of 2018. Interest expense for the first half of 2018 decreased compared to the first half of 2017 due to a decrease in average debt outstanding associated with the repayment of $600.0 million of 5.750% notes due 2017 in the fourth quarter of 2017 and the treasury lock instrument noted above. Interest income for the second quarter and first half of 2018 increased compared to the respective prior year periods due to higher average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests – Earnings before income taxes and noncontrolling interests by segment for the second quarter and first half of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Steel mills	$961,784	$579,520	$1,522,287	$1,223,703
Steel products	155,766	83,636	241,580	150,555
Raw materials	134,995	66,227	209,542	92,618
Corporate/eliminations	(338,844)	(221,247)	(543,796)	(409,765)

	$913,701	$508,136	$1,429,613	$1,057,111

Earnings before income taxes and noncontrolling interests for the steel mills segment for the second quarter and first half of 2018 increased compared to the respective prior year periods due to significantly improved metal margins. Higher scrap and scrap substitutes costs were more than offset by higher average selling prices and some increases in volume in the first half of 2018 compared to the first half of 2017. Additionally, overall operating rates at our steel mills increased to 95% and 93% for the second quarter and first half of 2018, respectively, from 89% for both the second quarter and first half of 2017.

The strength of the U.S. economy was a major driver of our continued financial and operational success. Economic fundamentals began improving in the middle of 2017, and that trend has continued into this year. We believe the economy is being energized by tax and regulatory reform, and by strength in the global energy markets where the United States has become a major producer and exporter. We believe the combination of a competitive U.S. corporate tax rate, a favorable regulatory environment and strong U.S. energy production are the keys to the current strong business environment for Nucor. With U.S. economic strength driving domestic steel demand, 22 of the 24 markets we serve are seeing increased or stable demand. The U.S. steel market is also benefiting from a reduction in unfairly traded imports entering our country as a result of years of successful trade cases, and the broad-based tariffs imposed under Section 232. Imports are down more than 7% through the first half of 2018.

In the steel products segment, earnings before income taxes and noncontrolling interests for the second quarter and first half of 2018 increased significantly compared to the respective prior year periods. The increase in profitability was due to increased volumes and margin expansion, primarily driven by higher average selling prices. The largest increase in profitability in the second quarter and first half of 2018 as compared to the respective prior year periods was at our tubular products businesses.

The profitability of our raw materials segment in the second quarter and first half of 2018 improved significantly compared to the respective prior year periods primarily due to the improved, profitable performance of our DRI facilities. Also benefiting the raw materials segment’s improved profitability in the second quarter and first half of 2018 was the improved performance of DJJ’s scrap processing and brokerage operations, both of which experienced increased average selling prices and volumes. The raw materials segment also benefited from $23.3 million of insurance recoveries in the second quarter and first six months of 2018.

Greater losses in corporate/eliminations in the second quarter and first half of 2018 as compared to the respective prior year periods was driven by increased incentive compensation costs, primarily profit sharing, caused by the increased profitability of the Company and higher intercompany eliminations. Intercompany eliminations increased due to increased intercompany sales activity and increased intercompany margins at our steel mills and DRI facilities.

Noncontrolling Interests – Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”), of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the second quarter and first half of 2018 as compared to the second quarter and first half of 2017 was primarily due to the increased earnings of NYS. NYS had higher metal margins and volumes in the second quarter and first half of 2018 as compared to the second quarter and first half of 2017. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first half of 2017, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes – The effective tax rate for the second quarter of 2018 was 21.9% compared to 32.7% for the second quarter of 2017. The decrease in the effective tax rate for the second quarter of 2018 as compared to the second quarter of 2017 was primarily due to the permanent lowering of the U.S. corporate federal income tax rate from 35% to 21% effective for the years beginning after December 31, 2017 under the Tax Cuts and Jobs Act (the “Tax Reform Act”). This decrease was somewhat offset by increases in the effective tax rate due to the elimination of the domestic manufacturing deduction under the Tax Reform Act. We expect that the effective tax rate for the full year of 2018 will be approximately 23.4% compared to 21.1% for the full year of 2017. The full year of 2017 included a provisional net tax benefit of $175.2 million mainly driven by the revaluation of Nucor’s U.S. deferred tax liabilities and assets related to the Tax Reform Act.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $48.9 million at June 30, 2018 exclusive of interest, could decrease by as much as $8.4 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2013. The tax years 2014 through 2016 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has substantially concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2010 through 2017 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity – Nucor reported consolidated net earnings of $683.2 million, or $2.13 per diluted share, in the second quarter of 2018, compared to consolidated net earnings of $323.0 million, or $1.00 per diluted share, in the second quarter of 2017. Net earnings attributable to Nucor stockholders as a percentage of net sales were 11% and 6% in the second quarter of 2018 and 2017, respectively.

Nucor reported consolidated net earnings of $1.04 billion, or $3.23 per diluted share, in the first half of 2018 compared to consolidated net earnings of $679.9 million, or $2.11 per diluted share, in the first half of 2017. Net earnings attributable to Nucor stockholders as a percentage of net sales were 9% and 7% in the first half of 2018 and 2017, respectively. Annualized return on average stockholders’ equity was 23% and 17% in the first half of 2018 and 2017, respectively.

Outlook – Earnings in the third quarter of 2018 are expected to further improve compared to the second quarter of 2018. The performance of the steel mills segment is expected to remain strong in the third quarter of 2018 as compared to the second quarter of 2018, with margin expansion expected primarily at our sheet and plate mills. Based on the current steel market fundamentals and communications with our customers, we believe there is sustainable strength in steel end-use markets. We expect third quarter of 2018 performance of our steel products segment to be similar to the second quarter of 2018. The performance of our raw materials segment is expected to decrease in the third quarter of 2018 as compared to the second quarter of 2018 due to margin compression.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2018 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $870.6 million in the first half of 2018 compared to $350.9 million in the first half of 2017. The primary reason for the increase in cash provided by operating activities is due to a 52% increase in net earnings over the first half of 2017. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $691.1 million in the first half of 2018 compared to $794.0 million of cash used in the first half of 2017. The funding of working capital in the first half of 2018 decreased from the prior year period due to the rapid increase in scrap prices and inventory volumes from the year-end of 2016 through the first half of 2017. Scrap prices and inventory tons on hand increased more moderately between year-end 2017 and the first half of 2018. More specifically, there was a 19% increase in the cost of scrap and scrap substitutes in inventory and a 12% increase in inventory tons on hand from year-end 2017 through the first half of 2018, as compared to a 28% increase in the cost of scrap and scrap substitutes in inventory and a 16% increase in inventory tons on hand from year-end 2016 through the first half of 2017. Another leading cause of the increase in cash provided by operating activities was the decrease in federal income tax receivable, which is a function of Nucor’s increased profitability, the permanent lowering of the U.S. corporate federal income tax rate from 35% to 21% effective for the years beginning after December 31, 2017 under the Tax Reform Act, and the timing of the receipt of federal tax refunds. These decreases in cash used to fund working capital were partially offset by increases in cash used to fund accounts receivable. Accounts receivable increased due to a 6% increase in tons shipped to outside customers in the first half of 2018 from the first half of 2017 and a 13% increase in average sales price per ton in the first half of 2018 over the same prior year period.

The current ratio was 3.1 at the end of the second quarter of 2018 and 2.4 at year-end 2017. The main driver of the increase in the current ratio was the 23% increase in current assets at June 30, 2018 as compared to December 31, 2017. Accounts receivable increased 30% and inventories increased 19%, both due to the reasons cited above. Also contributing to the increase in current assets at June 30, 2018 compared to December 31, 2017 was the $537.3 million increase in cash and cash equivalents. The second quarter of 2018 issuance of $500.0 million of 3.950% notes due 2028 and $500.0 million of 4.400% notes due 2048 increased cash by $1.0 billion. Of that amount, $500.0 million was used to repay the $500.0 million of 5.850% notes that matured June 1, 2018. The repayment of debt that occurred in the second quarter of 2018 was the primary driver of the 3% decrease in current liabilities at June 30, 2018 as compared to December 31, 2017. The amount that was repaid in the second quarter of 2018 was included in long-term debt due within one year at December 31, 2017. Partially offsetting the decrease in long-term debt due within one year was the 32% increase in accounts payable at June 30, 2018 as compared to December 31, 2017. Accounts payable primarily increased due to the 19% increase in the cost of scrap and scrap substitutes in inventory.

In the first half of 2018, accounts receivable turned approximately every five weeks and inventories turned approximately every 10 weeks. These ratios compare with accounts receivable turnover of every five weeks and inventory turnover of every nine weeks in the first half of 2017.

Cash used in investing activities during the first half of 2018 was $366.2 million compared to $575.1 million in the prior year period. Nucor used $478.4 million of cash for acquisitions in the first half of 2017 mainly for the purchases of Republic Conduit and Southland Tube, Inc. during that period, while Nucor had no acquisitions in the first half of 2018. The decrease in cash used in investing activities in the first half of 2018 was offset by a $100.0 million decrease in proceeds from the sale of investments, a $172.3 million increase in cash used for capital expenditures, and a $54.4 million increase in investments in affiliates over the first half of 2017. The higher levels of capital expenditures in the first half of 2018 over the first half of 2017 were related to the new cold mill complex at Nucor Steel Arkansas and the new galvanizing line at Nucor Steel Gallatin. The increased investments in affiliates in the first half of 2018 over the first half of 2017 related to an additional $35.0 million of investments in Nucor-JFE as well as investments in other minor equity method investments.

Cash provided by financing activities during the first half of 2018 was $29.2 million compared to cash used of $311.6 million in the prior year period. The majority of this change related to the issuance of the $500.0 million of 3.950% notes due 2028 and the $500.0 million of 4.400% notes due 2048, offset by the repayment of the $500.0 million of 5.850% notes due 2018 and approximately $170.3 million of treasury stock repurchases (these amounts were $0 in the prior year period). During 2017, we retired $600.0 million of long-term debt, in addition to the previously mentioned second quarter of 2018 retirement of $500.0 million of long-term debt. Both of these debt tranches were at weighted average interest rates that were higher than the weighted average interest rates on the $1.0 billion of notes issued in April 2018. We used a portion of the net proceeds from the sale of the $1.0 billion of notes to repay the $500.0 million of long-term debt mentioned above and plan to use the remaining proceeds for other general corporate purposes.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents position remained strong at $1.5 billion as of June 30, 2018. Nucor’s solid cash and cash equivalents position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to invest for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions and greenfield expansions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase our stock when our cash position is strong and attractively priced growth opportunities are limited. In September 2015, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $900.0 million of its common stock. As of June 30, 2018, the Company had approximately $567.7 million remaining for share repurchases under the program.

Nucor’s $1.5 billion revolving credit facility is undrawn and was amended and restated in April 2018 to extend the maturity date to April 2023. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard and Poor’s and a Baa1 long-term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds. Based upon the preceding factors, and based on the fact that we were able to raise $1.0 billion of capital at attractive interest rates in April 2018, we expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of June 30, 2018, our funded debt to total capital ratio was 30%, and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of June 30, 2018.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2018 are expected to be approximately $1.0 billion compared to $507.1 million in 2017. The increase in projected 2018 capital expenditures is primarily due to the fact that several major expansion projects are underway in 2018. The projects that we anticipate will have the largest capital expenditures in 2018 are the $230.0 million cold mill complex addition at Nucor Steel Arkansas, the $176.0 million hot band galvanizing line at Nucor Steel Gallatin, the two micro mill greenfield expansions in Sedalia, Missouri and Frostproof, Florida with a combined estimated cost of $490.0 million, and the $180.0 million merchant bar rolling facility at Nucor Steel Kankakee.

In June 2018, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.38 per share payable on August 10, 2018 to stockholders of record on June 29, 2018. This dividend is Nucor’s 181st consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2017. There were no interest rate swaps outstanding at June 30, 2018.

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

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the six months ended June 30, 2018, the volume of natural gas sold from our drilling operations was approximately 15% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At June 30, 2018, accumulated other comprehensive loss, net of income taxes included $6.8 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2018, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$13,305	$33,260
Aluminum	3,833	9,572
Copper	2,904	7,101

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at June 30, 2018 were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our share repurchase program activity for each of the three months and the quarter ended June 30, 2018 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 - April 28, 2018	—	$—	—	$708,853
April 29, 2018 - May 26, 2018	1,483	62.17	1,483	616,655
May 27, 2018 - June 30, 2018	750	65.24	750	567,725

For the Quarter Ended June 30, 2018	2,233	$63.20	2,233	$567,725

(1)	Includes commissions of $0.02 per share.
(2)

On September 2, 2015, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $900.0 million of the Company’s common stock. This $900.0 million share repurchase program has no stated expiration and replaced any previously authorized repurchase programs.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

4	First Supplemental Indenture, dated as of April 26, 2018, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4.1	Form of 3.950% Notes due 2028 (included in Exhibit 4 above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4.2	Form of 4.400% Notes due 2048 (included in Exhibit 4 above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

10*	Retirement, Separation, Waiver and Release Agreement of James R. Darsey (#)

10.1*	Employment Agreement of Craig Feldman (#)

12*	Computation of Ratio of Earnings to Fixed Charges

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended June 30, 2018 filed on August 8, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive Vice President

Dated: August 8, 2018