Form 10-Q
period 2018-09-29
NUCOR CORP
filed 2018-11-07
CIK 73309

Third Quarter 2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

313,932,540 shares of common stock were outstanding at September 29, 2018.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended September 29, 2018

		Page
Part I Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings—Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 29, 2018 and September 30, 2017	3

	Condensed Consolidated Statements of Comprehensive Income—Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 29, 2018 and September 30, 2017	4

	Condensed Consolidated Balance Sheets—September 29, 2018 and December 31, 2017	5

	Condensed Consolidated Statements of Cash Flows—Nine Months (39 Weeks) Ended September 29, 2018 and September 30, 2017	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4	Controls and Procedures	32

Part II Other Information

Item 1	Legal Proceedings	32

Item 1A	Risk Factors	32

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6	Exhibits	34

Signatures		35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	Sept. 29, 2018	Sept. 30, 2017
Net sales	$6,742,202	$5,170,117	$18,771,395	$15,160,065

Costs, expenses and other:
Cost of products sold	5,452,052	4,591,153	15,588,249	13,111,226
Marketing, administrative and other expenses	234,081	172,792	651,422	519,429
Equity in earnings of unconsolidated affiliates	(13,634)	(7,743)	(34,157)	(29,801)
Impairment of assets	110,000	—	110,000	—
Interest expense, net	37,201	43,310	103,766	131,495

	5,819,700	4,799,512	16,419,280	13,732,349

Earnings before income taxes and noncontrolling interests	922,502	370,605	2,352,115	1,427,716
Provision for income taxes	216,215	104,500	552,101	442,239

Net earnings	706,287	266,105	1,800,014	985,477
Earnings attributable to noncontrolling interests	29,631	11,255	86,026	50,680

Net earnings attributable to Nucor stockholders	$676,656	$254,850	$1,713,988	$934,797

Net earnings per share:
Basic	$2.13	$0.79	$5.37	$2.91
Diluted	$2.13	$0.79	$5.35	$2.90
Average shares outstanding:
Basic	315,913	320,096	317,928	320,253
Diluted	316,798	320,763	318,882	321,045

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	Sept. 29, 2018	Sept. 30, 2017
Net earnings	$706,287	$266,105	$1,800,014	$985,477

Other comprehensive income (loss):
Net unrealized income (loss) on hedging derivatives, net of income taxes of $(400) and $300 for the third quarter of 2018 and 2017, respectively, and $(1,000) and $(700) for the first nine months of 2018 and 2017, respectively	(1,393)	405	(5,792)	(1,301)
Reclassification adjustment for loss on settlement of hedging derivatives included in net income, net of income taxes of $100 and $0 for the third quarter of 2018 and 2017, respectively, and $200 and $300 for the first nine months of 2018 and 2017, respectively	193	195	592	851
Foreign currency translation gain (loss), net of income taxes of $0 for the third quarter of 2018 and 2017, and $0 for the first nine months of 2018 and 2017	22,625	74,479	(14,726)	100,437

	21,425	75,079	(19,926)	99,987

Comprehensive income	727,712	341,184	1,780,088	1,085,464
Comprehensive income attributable to noncontrolling interests	(29,631)	(11,255)	(86,026)	(50,680)

Comprehensive income attributable to Nucor stockholders	$698,081	$329,929	$1,694,062	$1,034,784

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Sept. 29, 2018	Dec. 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,932,155	$949,104
Short-term investments	—	50,000
Accounts receivable, net	2,636,038	2,028,545
Inventories, net	4,105,714	3,461,686
Other current assets	170,344	335,085

Total current assets	8,844,251	6,824,420
Property, plant and equipment, net	5,151,302	5,093,147
Goodwill	2,194,231	2,196,058
Other intangible assets, net	847,569	914,646
Other assets	925,540	812,987

Total assets	$17,962,893	$15,841,258

LIABILITIES
Current liabilities:
Short-term debt	$52,829	$52,833
Long-term debt due within one year	—	500,000
Accounts payable	1,447,528	1,181,346
Salaries, wages and related accruals	679,954	516,660
Accrued expenses and other current liabilities	627,384	573,925

Total current liabilities	2,807,695	2,824,764
Long-term debt due after one year	4,232,760	3,242,242
Deferred credits and other liabilities	748,017	689,464

Total liabilities	7,788,472	6,756,470

EQUITY
Nucor stockholders’ equity:
Common stock	152,061	151,960
Additional paid-in capital	2,065,299	2,021,339
Retained earnings	9,814,073	8,463,709
Accumulated other comprehensive loss, net of income taxes	(274,607)	(254,681)
Treasury stock	(1,964,689)	(1,643,291)

Total Nucor stockholders’ equity	9,792,137	8,739,036
Noncontrolling interests	382,284	345,752

Total equity	10,174,421	9,084,788

Total liabilities and equity	$17,962,893	$15,841,258

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017
Operating activities:
Net earnings	$1,800,014	$985,477
Adjustments:
Depreciation	474,330	474,822
Amortization	66,684	68,394
Stock-based compensation	65,597	51,227
Deferred income taxes	54,162	(38,335)
Distributions from affiliates	29,325	48,037
Equity in earnings of unconsolidated affiliates	(34,157)	(29,801)
Impairment of assets	110,000	—
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(615,118)	(406,582)
Inventories	(644,865)	(957,029)
Accounts payable	229,552	451,774
Federal income taxes	168,639	(30,859)
Salaries, wages and related accruals	173,732	74,306
Other operating activities	23,564	75,137

Cash provided by operating activities	1,901,459	766,568

Investing activities:
Capital expenditures	(624,739)	(292,312)
Investment in and advances to affiliates	(111,540)	(19,000)
Disposition of plant and equipment	27,964	19,420
Acquisitions (net of cash acquired)	—	(543,153)
Purchases of investments	—	(50,000)
Proceeds from the sale of investments	50,000	150,000
Other investing activities	25,347	(1,455)

Cash used in investing activities	(632,968)	(736,500)

Financing activities:
Net change in short-term debt	(5)	32,409
Proceeds from long-term debt, net of discount	995,710	—
Repayments of long-term debt	(500,000)	—
Bond issuance related costs	(7,625)	—
Issuance of common stock	24,102	5,417
Payment of tax withholdings on certain
stock-based compensation	(22,123)	(13,960)
Distributions to noncontrolling interests	(49,494)	(85,094)
Cash dividends	(364,982)	(364,302)
Acquisition of treasury stock	(351,392)	(90,305)
Other financing activities	(5,248)	(1,703)

Cash used in financing activities	(281,057)	(517,538)

Effect of exchange rate changes on cash	(4,383)	17,453

Increase (decrease) in cash and cash equivalents	983,051	(470,017)
Cash and cash equivalents—beginning of year	949,104	2,045,961

Cash and cash equivalents—end of nine months	$1,932,155	$1,575,944

Non-cash investing activity:
Change in accrued plant and equipment purchases and assets recorded under capital lease arrangements	$40,996	$42,810

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

Reclassifications – In the first quarter of 2018, the Company began reporting its tubular products and piling products businesses as part of the steel products segment. These businesses were previously included in the steel mills segment and were reclassified to the steel products segment as part of a realignment of Nucor’s reportable segments to reflect the way in which they are now viewed by management and how segment performance assessments will be made by the chief operating decision maker beginning in such period. As a result, certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on the condensed consolidated financial statements of the Company for the prior periods presented. See Note 15 for more information related to this segment realignment.

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

The adoption of the new revenue accounting guidance did not significantly change the way we recognize revenue. To illustrate this, if we had continued using the previous accounting guidance in effect before the adoption of the new revenue accounting guidance, our consolidated net sales for the third quarter and first nine months of 2018 would have increased approximately $25.2 million, or 0.4%, and $58.1 million, or 0.3%, respectively, and cost of products sold would have increased by the same amounts. There would have been no impact on any other financial statement line items in the condensed consolidated financial statements for the third quarter or first nine months of 2018. See Note 16 for disclosures required by the new revenue accounting guidance.

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

Recently Issued Accounting Pronouncements—In February 2016, new accounting guidance was issued regarding the accounting for leases. The new guidance requires all lessees to recognize on the balance sheet right to use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months. The new guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2018. In July 2018, this accounting guidance was amended to permit companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and to continue reporting comparative periods prior to adoption in accordance with current lease guidance. The Company will adopt this new guidance in the first quarter of 2019 and will record a cumulative adjustment to the January 1, 2019 retained earnings balance. While the adoption of this new guidance is expected to increase assets and liabilities due to the recognition of lease rights and obligations on the Company’s consolidated balance sheet effective January 1, 2019, the Company does not expect the adoption of this new guidance to have a significant impact on its consolidated statement of earnings, statement of comprehensive income or statement of cash flows.

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

2.

INVENTORIES: Inventories consisted of approximately 40% raw materials and supplies and 60% finished and semi-finished products at September 29, 2018 (42% and 58%, respectively, at December 31, 2017). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $9.14 billion at September 29, 2018 ($8.70 billion at December 31, 2017).

In September 2018, Nucor performed an impairment analysis of its proved producing natural gas well assets due to the current and projected natural gas pricing environment at our sales point in the Piceance Basin, which continued to deteriorate during 2018. Management has monitored these assets since the last impairment analysis was performed in the fourth quarter of 2017, and the deterioration in the current and projected natural gas pricing and, in particular, the projected natural gas pricing at our sales point in the Piceance Basin reached such a level in the third quarter of 2018 that management determined that a triggering event had occurred. One of the main assumptions that most significantly affects the cash flow determination is management’s estimate of future natural gas prices. The pricing used in this impairment assessment was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by market analysts. The impairment analysis was performed on each of Nucor’s three groups (“fields”) of wells, with each field defined by common geographic location.

Two of Nucor’s three fields of wells did not pass the undiscounted cash flow impairment analysis. An after-tax discounted cash flow analysis was performed for these two fields to determine the amount of impairment. The carrying values of these two fields were impaired by a combined $110.0 million. The impairment charge is included in impairment of assets in the condensed consolidated statements of earnings for the three months (13 weeks) and nine months (39 weeks) ended September 29, 2018. The post-impairment combined carrying value of these two fields was $72.4 million at September 29, 2018. The third field was not impaired and has a current carrying value of $53.3 million at September 29, 2018. Changes in the natural gas industry or a prolonged low price environment beyond what was assumed in this most recent analysis could cause management to revise the natural gas price assumptions, the estimated reserves or the estimated drilling production costs, all of which could result in future impairment of these proved well assets.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended September 29, 2018, by segment, was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2017	$745,484	$720,997	$729,577	$2,196,058
Translation	—	(1,827)	—	(1,827)
Reclassifications	(153,498)	153,498	—	—

Balance at September 29, 2018	$591,986	$872,668	$729,577	$2,194,231

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

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of September 29, 2018 and December 31, 2017 (in thousands):

	September 29, 2018		December 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,419,899	$695,613	$1,420,224	$641,089
Trademarks and trade names	176,402	85,022	176,471	77,208
Other	62,807	30,904	62,805	26,557

	$1,659,108	$811,539	$1,659,500	$744,854

Intangible asset amortization expense in the third quarter of 2018 and 2017 was $22.1 million and $23.0 million, respectively, and was $66.7 million and $68.4 million in the first nine months of 2018 and 2017, respectively. Annual amortization expense is estimated to be $88.6 million in 2018; $86.7 million in 2019; $84.4 million in 2020; $83.1 million in 2021; and $80.8 million in 2022.

5.

EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $858.0 million at September 29, 2018 ($750.1 million at December 31, 2017) and is recorded in other assets in the condensed consolidated balance sheets.

NUMIT

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit at September 29, 2018 was $330.9 million ($321.4 million at December 31, 2017). Nucor received distributions of $28.3 million and $47.0 million from NuMit during the first nine months of 2018 and 2017, respectively.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor at September 29, 2018 was $272.2 million ($285.9 million at December 31, 2017). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $113.6 million at September 29, 2018, resulting in a basis difference of $158.6 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($89.5 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.3 million in the third quarter of 2018 and 2017, and was $7.1 million and $6.6 million in the first nine months of 2018 and 2017, respectively.

As of September 29, 2018, Nucor had outstanding notes receivable of €35.0 million ($40.6 million) from Duferdofin Nucor (€35.0 million, or $41.9 million, as of December 31, 2017). The notes receivable bear interest at 0.84% and reset annually on September 30 to the 12-month Euro Interbank Offered Rate plus 1% per year. The maturity date of the principal amounts was extended to January 31, 2022 during the first quarter of 2018. As of September 29, 2018 and December 31, 2017, the notes receivable were classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (“Facility A”). The fair value of the guarantee is immaterial. In April 2018, Duferdofin Nucor amended and extended Facility A to mature on April 16, 2021. The maximum amount Duferdofin Nucor could borrow under Facility A was €160.0 million ($185.8 million) at September 29, 2018. As of September 29, 2018, there was €148.5 million ($172.5 million) outstanding under that facility (€122.5 million, or $146.7 million, as of December 31, 2017). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

NUCOR-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. Nucor-JFE plant construction has commenced and operations are expected to begin in the second half of 2019. Nucor accounts for the investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Nucor-JFE at September 29, 2018 was $128.8 million ($71.1 million at December 31, 2017).

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

6.

CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $161.8 million at September 29, 2018 ($139.2 million at December 31, 2017). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $120.4 million at September 29, 2018 ($121.8 million at December 31, 2017).

7.

FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that are measured at fair value as of September 29, 2018 and December 31, 2017 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets
	Carrying		Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount in
	Condensed
	Consolidated
Description	Balance Sheets	(Level 1)	(Level 2)	(Level 3)
As of September 29, 2018
Assets:
Cash equivalents	$1,578,541	$1,578,541	$—	$—
Derivative contracts	2,237	—	2,237	—

Total assets	$1,580,778	$1,578,541	$2,237	$—

Liabilities:
Derivative contracts	$(10,500)	$—	$(10,500)	$—

As of December 31, 2017
Assets:
Cash equivalents	$594,946	$594,946	$—	$—
Short-term investments	50,000	50,000	—	—
Derivative contracts	479	—	479	—

Total assets	$645,425	$644,946	$479	$—

Liabilities:
Derivative contracts	$(8,531)	$—	$(8,531)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.48 billion at September 29, 2018 ($4.19 billion at December 31, 2017). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at September 29, 2018 and December 31, 2017, or similar debt with the same maturities, ratings and interest rates.

8.

CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $17.5 million of accrued environmental costs at September 29, 2018 ($17.1 million at December 31, 2017), $3.2 million was classified in accrued expenses and other current liabilities ($3.8 million at December 31, 2017) and $14.3 million was classified in deferred credits and other liabilities ($13.3 million at December 31, 2017). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

9.

STOCK-BASED COMPENSATION: Overview – The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved the Omnibus Plan on May 8, 2014. The Omnibus Plan permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 13.0 million shares of the Company’s common stock. As of September 29, 2018, 6.0 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of September 29, 2018, 1.9 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first nine months of 2018 is as follows (in thousands, except years and per share amounts):

		Weighted -	Weighted -
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	4,106	$47.96
Granted	265	$65.80
Exercised	(543)	$44.33		$12,587
Canceled	—	$—

Outstanding at September 29, 2018	3,828	$49.71	6.7 years	$53,223

Stock options exercisable at September 29, 2018	2,112	$45.41	5.3 years	$38,166

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.3 million and $0.4 million in the third quarter of 2018 and 2017, respectively, and $4.3 million and $7.9 million in the first nine months of 2018 and 2017, respectively. As of September 29, 2018, unrecognized compensation expense related to stock options was $1.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first nine months of 2018 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
RSUs:
Unvested at beginning of year	1,071	$52.62
Granted	1,013	$65.80
Vested	(799)	$59.23
Canceled	(11)	$55.02

Unvested at September 29, 2018	1,274	$58.93

Compensation expense for RSUs was $8.5 million and $6.1 million in the third quarter of 2018 and 2017, respectively, and $46.8 million and $32.2 million in the first nine months of 2018 and 2017, respectively. As of September 29, 2018, unrecognized compensation expense related to unvested RSUs was $53.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first nine months of 2018 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock awards and RSUs:
Unvested at beginning of year	91	$54.50
Granted	256	$67.68
Vested	(217)	$64.95
Canceled	—	$—

Unvested at September 29, 2018	130	$62.97

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $4.9 million and $3.6 million in the third quarter of 2018 and 2017, respectively, and $14.6 million and $11.1 million in the first nine months of 2018 and 2017, respectively. As of September 29, 2018, unrecognized compensation expense related to unvested restricted stock awards was $2.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.

10.

EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $86.4 million and $35.7 million in the third quarter of 2018 and 2017, respectively, and $226.5 million and $138.2 million in the first nine months of 2018 and 2017, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

11.	INTEREST EXPENSE (INCOME): The components of net interest expense for the third quarter and first nine months of 2018 and 2017 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	Sept. 29, 2018	Sept. 30, 2017
Interest expense	$44,789	$47,621	$120,308	$141,486
Interest income	(7,588)	(4,311)	(16,542)	(9,991)

Interest expense, net	$37,201	$43,310	$103,766	$131,495

Interest expense for the first nine months of 2018 decreased compared to the first nine months of 2017 in part due to a benefit received from entering into and settling a treasury lock instrument in anticipation of the Company’s debt issuance in the second quarter of 2018. The Company did not elect hedge accounting for this instrument.

12.

INCOME TAXES: The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Reflected in our 2017 financial results in accordance with SAB 118 were certain provisional income tax effects of the Tax Reform Act, including no tax impact related to the one-time transition tax on the deemed repatriation of certain foreign earnings associated with the move to the territorial system.

In the third quarter of 2018, upon completion of its 2017 federal tax return, Nucor finalized the analysis of the previously estimated one-time transition tax. Nucor included a transition tax expense of $2.4 million in the third quarter of 2018, which had a 0.3% impact on the third quarter effective tax rate. While we do not anticipate any remaining adjustments related to the Tax Reform Act, the measurement period under SAB 118 remains open due to anticipated further guidance clarifying certain aspects of the Tax Reform Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018 when the full analysis is complete.

The effective tax rate for the third quarter of 2018 was 23.4% compared to 28.2% for the third quarter of 2017. The decrease in the effective tax rate for the third quarter of 2018 as compared to the third quarter of 2017 was primarily due to the permanent lowering of the U.S. corporate federal income tax rate from 35% to 21% effective for the years beginning after December 31, 2017 under the Tax Reform Act. This decrease was somewhat offset by increases in the effective tax rate due to the elimination of the domestic manufacturing deduction under the Tax Reform Act. The third quarter of 2017 included a net tax benefit totaling $13.2 million related to a return to provision change in estimate and state tax credits.

Nucor has concluded U.S. federal income tax matters for years through 2013. The tax years 2014 through 2017 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2011 through 2017 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $0.8 million at September 29, 2018 ($0.6 million at December 31, 2017). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $382.7 million at September 29, 2018 ($329.3 million at December 31, 2017).

13.

STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership), of which Nucor owns 51%, for the nine months ended September 29, 2018 and September 30, 2017 (in thousands):

	Attributable to	Attributable to
	Nucor Corporation	Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2017	$8,739,036	$345,752	$9,084,788
Total comprehensive income	1,694,062	86,026	1,780,088
Stock options	28,351	—	28,351
Issuance of stock under award plans, net of forfeitures	44,304	—	44,304
Amortization of unearned compensation	1,400	—	1,400
Treasury stock acquired	(351,392)	—	(351,392)
Dividends declared	(363,624)	—	(363,624)
Distributions to noncontrolling interests	—	(49,494)	(49,494)

Stockholders’ equity at September 29, 2018	$9,792,137	$382,284	$10,174,421

	Attributable to	Attributable to
	Nucor Corporation	Noncontrolling Interests	Total
Stockholders’ equity at December 31, 2016	$7,879,865	$374,843	$8,254,708
Total comprehensive income	1,034,784	50,680	1,085,464
Stock options	13,300	—	13,300
Issuance of stock under award plans, net of forfeitures	30,787	—	30,787
Amortization of unearned compensation	1,000	—	1,000
Treasury stock acquired	(90,305)	—	(90,305)
Dividends declared	(364,046)	—	(364,046)
Distributions to noncontrolling interests	—	(85,094)	(85,094)

Stockholders’ equity at September 30, 2017	$8,505,385	$340,429	$8,845,814

Dividends declared per share were $0.38 per share in the third quarter of 2018 ($0.3775 per share in the third quarter of 2017) and $1.14 per share in the first nine months of 2018 ($1.1325 per share in the first nine months of 2017).

On September 6, 2018, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock. Share repurchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. The Board of Directors also terminated any previously authorized repurchase programs. At September 29, 2018, the Company had the entire $2.0 billion available for share repurchases.

14.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three- and nine-month periods ended September 29, 2018 and September 30, 2017 (in thousands):

	Three Months (13 Weeks) Ended
	September 29, 2018
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive loss at June 30, 2018	$(6,800)	$(294,864)	$5,632	$(296,032)

Other comprehensive income (loss) before reclassifications	(1,393)	22,625	—	21,232
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	193	—	—	193

Net current-period other comprehensive income (loss)	(1,200)	22,625	—	21,425

Accumulated other comprehensive loss at September 29, 2018	$(8,000)	$(272,239)	$5,632	$(274,607)

	Nine Months (39 Weeks) Ended
	September 29, 2018
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive loss at December 31, 2017	$(2,800)	$(257,513)	$5,632	$(254,681)

Other comprehensive income (loss) before reclassifications	(5,792)	(14,726)	—	(20,518)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	592	—	—	592

Net current-period other comprehensive income (loss)	(5,200)	(14,726)	—	(19,926)

Accumulated other comprehensive loss at September 29, 2018	$(8,000)	$(272,239)	$5,632	$(274,607)

(1)

Includes $193 and $592 of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2018, respectively. The tax impacts of those reclassifications were $100 and $200, respectively.

	Three Months (13 Weeks) Ended
	September 30, 2017
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive loss at July 1, 2017	$(300)	$(300,212)	$7,577	$(292,935)

Other comprehensive income (loss) before reclassifications	405	74,479	—	74,884
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	195	—	—	195

Net current-period other comprehensive income (loss)	600	74,479	—	75,079

Accumulated other comprehensive loss at September 30, 2017	$300	$(225,733)	$7,577	$(217,856)

	Nine Months (39 Weeks) Ended
	September 30, 2017
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive loss at December 31, 2016	$750	$(326,170)	$7,577	$(317,843)

Other comprehensive income (loss) before reclassifications	(1,301)	100,437	—	99,136
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	851	—	—	851

Net current-period other comprehensive income (loss)	(450)	100,437	—	99,987

Accumulated other comprehensive loss at September 30, 2017	$300	$(225,733)	$7,577	$(217,856)

(2)

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

Nucor’s results by segment for the third quarter and first nine months of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	Sept. 29, 2018	Sept. 30, 2017
Net sales to external customers:
Steel mills	$4,401,610	$3,214,921	$12,151,843	$9,809,492
Steel products	1,849,218	1,514,086	5,056,299	4,093,136
Raw materials	491,374	441,110	1,563,253	1,257,437

	$6,742,202	$5,170,117	$18,771,395	$15,160,065

Intercompany sales:
Steel mills	$1,055,093	$764,977	$3,019,199	$2,182,582
Steel products	56,185	30,828	142,862	87,193
Raw materials	2,923,196	2,333,840	8,687,408	6,971,831
Corporate/eliminations	(4,034,474)	(3,129,645)	(11,849,469)	(9,241,606)

	$—	$—	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$1,095,360	$405,097	$2,617,647	$1,628,800
Steel products	138,688	86,908	380,268	237,463
Raw materials	(29,074)	9,957	180,468	102,575
Corporate/eliminations	(282,472)	(131,357)	(826,268)	(541,122)

	$922,502	$370,605	$2,352,115	$1,427,716

	Sept. 29, 2018	Dec. 31, 2017
Segment assets:
Steel mills	$8,764,717	$7,671,217
Steel products	4,828,354	4,323,907
Raw materials	3,318,424	3,396,110
Corporate/eliminations	1,051,398	450,024

	$17,962,893	$15,841,258

16.

REVENUE: Revenue is recognized when obligations under the terms of contracts with our customers are satisfied; generally, this occurs upon shipment or when control is transferred. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. In addition, revenue is deferred when cash payments are received or due in advance of performance.

The durations of Nucor’s contracts with customers are generally one year or less. Customer payment terms are generally 30 days.

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $85.0 million as of September 29, 2018 ($72.3 million as of December 31, 2017), and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The amount of revenue reclassified from the December 31, 2017 contract liabilities balance during the first nine months of 2018 was approximately $60.8 million.

The following table disaggregates our net sales by major source for the third quarter and first nine months of 2018 (in thousands):

	Three Months (13 Weeks) Ended September 29, 2018				Nine Months (39 Weeks) Ended September 29, 2018
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,051,634	$—	$—	$2,051,634	$5,692,281	$—	$—	$5,692,281
Bar	1,243,890	—	—	1,243,890	3,592,475	—	—	3,592,475
Structural	503,733	—	—	503,733	1,348,987	—	—	1,348,987
Plate	602,353	—	—	602,353	1,518,100	—	—	1,518,100
Tubular Products	—	357,815	—	357,815	—	1,040,611	—	1,040,611
Rebar Fabrication	—	412,977	—	412,977	—	1,133,117	—	1,133,117
Other Steel Products	—	1,078,426	—	1,078,426	—	2,882,571	—	2,882,571
Raw Materials	—	—	491,374	491,374	—	—	1,563,253	1,563,253

	$4,401,610	$1,849,218	$491,374	$6,742,202	$12,151,843	$5,056,299	$1,563,253	$18,771,395

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

Our rebar fabrication businesses also generate a significant amount of revenue from contracts with customers in which they supply fabricated rebar and install it at the customer’s job site. There are two performance obligations for these types of contracts: the supply of the fabricated rebar and the installation of the supplied rebar at the customer’s job site. For the supply of fabricated rebar performance obligation, we transfer control and recognize a sale when the product is delivered to our customer’s job site. The transaction price allocated to this performance obligation is determined at the start of the contract, based on the then current market price for supplied fabricated rebar. For the installation of supplied rebar performance obligation, we transfer control and recognize a sale when the delivered material is installed. The transaction price allocated to this performance obligation is determined at the start of the contract, based on the then current market price for the installation of fabricated rebar.

Variable consideration occurring from change orders and price escalations caused by changes in underlying material costs for previously satisfied performance obligations are recognized cumulatively in the period in which management believes that the amount of consideration is changed and collection is reasonably assured. Management reviews these situations on a case-by-case basis and considers a variety of factors, including relevant experience with similar types of performance obligations, our experience with the customer and collectability considerations.

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

17.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	Sept. 29, 2018	Sept. 30, 2017
Basic net earnings per share:
Basic net earnings	$676,656	$254,850	$1,713,988	$934,797
Earnings allocated to participating securities	(2,807)	(900)	(6,707)	(3,239)

Net earnings available to common stockholders	$673,849	$253,950	$1,707,281	$931,558

Average shares outstanding	315,913	320,096	317,928	320,253

Basic net earnings per share	$2.13	$0.79	$5.37	$2.91

Diluted net earnings per share:
Diluted net earnings	$676,656	$254,850	$1,713,988	$934,797
Earnings allocated to participating securities	(2,796)	(899)	(6,684)	(3,233)

Net earnings available to common stockholders	$673,860	$253,951	$1,707,304	$931,564

Diluted average shares outstanding:
Basic shares outstanding	315,913	320,096	317,928	320,253
Dilutive effect of stock options and other	885	667	954	792

	316,798	320,763	318,882	321,045

Diluted net earnings per share	$2.13	$0.79	$5.35	$2.90

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2018 and 2017 because their effect would have been anti-dilutive (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	Sept. 29, 2018	Sept. 30, 2017
Anti-dilutive stock options:
Weighted-average shares	265	698	89	309

Weighted-average exercise price	$65.80	$59.07	$65.80	$59.07

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 93%, 74% and 73%, respectively, in the first nine months of 2018, compared to 87%, 65% and 64%, respectively, in the first nine months of 2017.

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

In September 2018, Nucor announced an investment of $650 million to expand the production capability of Nucor Steel Gallatin, the Company’s flat-rolled sheet steel mill located in Ghent, Kentucky. This investment will increase the production capability from approximately 1,600,000 tons to approximately 3,000,000 tons annually and will increase the maximum coil width to approximately 73 inches. This expansion complements the $176 million investment currently underway to construct a hot band continuous pickle galvanizing line at Nucor Steel Gallatin, which is expected to be operational in the first half of 2019 and will produce approximately 500,000 tons per year of galvanized hot band steel.

Results of Operations

Net Sales – Net sales to external customers by segment for the third quarter and first nine months of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	% Change	Sept. 29, 2018	Sept. 30, 2017	% Change
Steel mills	$4,401,610	$3,214,921	37%	$12,151,843	$9,809,492	24%
Steel products	1,849,218	1,514,086	22%	5,056,299	4,093,136	24%
Raw materials	491,374	441,110	11%	1,563,253	1,257,437	24%

Net sales	$6,742,202	$5,170,117	30%	$18,771,395	$15,160,065	24%

Net sales for the third quarter of 2018 increased 30% from the third quarter of 2017. Average sales price per ton increased 23% from $781 in the third quarter of 2017 to $957 in the third quarter of 2018. Total tons shipped to outside customers in the third quarter of 2018 were 7,048,000, a 6% increase from the third quarter of 2017.

Net sales for the first nine months of 2018 increased 24% from the first nine months of 2017. Average sales price per ton increased 16% from $760 in the first nine months of 2017 to $885 in the first nine months of 2018. Total tons shipped to outside customers in the first nine months of 2018 were 21,212,000, a 6% increase from the first nine months of 2017.

In the steel mills segment, sales tons for the third quarter and first nine months of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	% Change	Sept. 29, 2018	Sept. 30, 2017	% Change
Outside steel shipments	5,031	4,698	7%	15,125	14,508	4%
Inside steel shipments	1,262	1,174	7%	3,876	3,328	16%

Total steel shipments	6,293	5,872	7%	19,001	17,836	7%

Net sales for the steel mills segment increased 37% in the third quarter of 2018 from the third quarter of 2017 primarily due to a 28% increase in average sales price per ton from $685 to $876 as well as a 7% increase in tons sold to outside customers. All of our steel mill products experienced higher average selling prices in the third quarter and first nine months of 2018 as compared to the respective prior year periods.

Net sales for the steel mills segment increased 24% in the first nine months of 2018 from the first nine months of 2017 primarily due to a 19% increase in average sales price per ton and a 4% increase in tons sold to outside customers.

Selected outside sales tonnage for the steel products segment for the third quarter and first nine months of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	% Change	Sept. 29, 2018	Sept. 30, 2017	% Change
Joist sales	136	127	7%	355	332	7%
Deck sales	130	119	9%	352	329	7%
Cold finish sales	141	119	18%	437	361	21%
Fabricated concrete reinforcing steel sales	324	319	2%	951	857	11%
Piling products sales	152	156	-3%	438	420	4%
Tubular products sales	259	242	7%	829	692	20%

Net sales for the steel products segment increased 22% in the third quarter of 2018 from the third quarter of 2017 due to a 6% increase in volume and a 16% increase in average sales price per ton from $1,263 to $1,459. Net sales for the steel products segment increased 24% in the first nine months of 2018 from the first nine months of 2017 due to a 12% increase in volume and a 10% increase in average sales price per ton from $1,238 to $1,365. The largest increase in volumes in the first nine months of 2018 as compared to the first nine months of 2017 was at our tubular products, cold finish and rebar fabrication operations.

Net sales for the raw materials segment increased 11% and 24% in the third quarter and first nine months of 2018, respectively, from the respective prior year periods. The increases were primarily due to higher average selling prices and volumes in DJJ’s brokerage operations. In the third quarter of 2018, approximately 89% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 9% of outside sales were from the scrap processing operations of DJJ (88% and 10%, respectively, in the third quarter of 2017). In the first nine months of 2018, approximately 90% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 9% of outside sales were from the scrap processing operations of DJJ (87% and 10%, respectively, in the first nine months of 2017).

Gross Margins – Nucor recorded gross margins of $1.29 billion (19%) in the third quarter of 2018, which was an increase from $579.0 million (11%) in the third quarter of 2017:

•

The primary driver for the increase in gross margins in the third quarter of 2018 as compared to the third quarter of 2017 was increased metal margins across all of our steel mills segment products, with sheet steel having the most significant impact. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. In the steel mills segment, the previously mentioned 28% increase in average sales price per ton and 7% increase in tons sold to outside customers in the third quarter of 2018 compared to the third quarter of 2017 more than offset an increase of 18% in the average scrap and scrap substitute cost per gross ton used from $317 in the third quarter of 2017 to $374 in the third quarter of 2018.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices have risen during the first nine months of 2018. As we begin the fourth quarter, we see increasing prices for scrap but do not expect a major change from the third quarter of 2018 levels.

•

Steel mill energy costs decreased approximately $3 per ton in the third quarter of 2018 from the third quarter of 2017 primarily due to lower natural gas and electricity unit costs and higher productivity resulting from increased steel production.

•

Gross margins in the steel products segment in the third quarter of 2018 increased significantly compared to the third quarter of 2017 primarily driven by the improvement in our tubular products businesses due to higher volumes and sales prices. Additionally, most of our steel products businesses experienced improved profitability in the third quarter of 2018 compared to the third quarter of 2017.

•

Gross margins related to DJJ’s scrap processing operations in the third quarter of 2018 increased compared to the third quarter of 2017 due to increased volumes and margin per ton. Gross margins for DJJ’s brokerage operations also increased in the third quarter of 2018 compared to the third quarter of 2017. Gross margins related to DJJ’s operations in the third quarter of 2018 were lower compared to the second quarter of 2018 as volumes moderated and margins contracted.

•

Gross margins in the raw materials segment in the third quarter of 2018 were positively impacted by the improved performance of our DRI facilities compared to the third quarter of 2017. Included in the third quarter of 2018 gross margins of the raw materials segment was an $18.0 million benefit related to insurance recoveries.

In the first nine months of 2018, Nucor recorded gross margins of $3.18 billion (17%), which was an increase from $2.05 billion (14%) in the first nine months of 2017:

•

The primary driver for the increase in gross margins in the first nine months of 2018 as compared to the first nine months of 2017 was increased metal margins in the steel mills segment. As previously discussed, in the steel mills segment, higher average selling prices and increased volumes drove improved margins despite a 19% increase in the average scrap and scrap substitute cost per gross ton used from $304 in the first nine months of 2017 to $361 in the first nine months of 2018.

•

Steel mill energy costs for the first nine months of 2018 decreased approximately $1 per ton compared to the first nine months of 2017 mainly due to decreased natural gas costs and higher productivity resulting from increased steel production.

•

Gross margins in the steel products segment increased in the first nine months of 2018 over the first nine months of 2017 due to the increased profitability of most of the businesses in the segment. The most significant increase was in our tubular products businesses, and our deck, building systems and cold finish businesses also experienced noticeable improvement in performance in the first nine months of 2018 as compared to the first nine months of 2017.

•

Improved gross margins in the raw materials segment in the first nine months of 2018 compared to the first nine months of 2017 were primarily due to the improved profitability of our DRI operations. DJJ’s scrap and brokerage operations also improved as a result of improved volumes and pricing in the first nine months of 2018 compared to the first nine months of 2017. Included in the first nine months of 2018 gross margins of the raw materials segment was a $27.6 million benefit related to insurance recoveries.

Marketing, Administrative and Other Expenses – A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $79.7 million in the third quarter of 2018 compared to the third quarter of 2017, and increased $135.2 million in the first nine months of 2018 compared to the first nine months of 2017, due to the increased profitability of the Company.

Included in marketing, administrative and other expenses in the third quarter and first nine months of 2018 are a $6.8 million benefit and a $20.5 million benefit, respectively, related to insurance recoveries. Included in marketing, administrative and other expenses in the third quarter and first nine months of 2017 was an expense of $22.5 million related to certain legal matters.

Equity in Earnings of Unconsolidated Affiliates – Equity in earnings of unconsolidated affiliates was $13.6 million and $7.7 million in the third quarter of 2018 and 2017, respectively, and $34.2 million and $29.8 million in the first nine months of 2018 and 2017, respectively. The increases in equity method investment earnings were primarily due to increased earnings at NuMit and, to a lesser extent, decreased losses at Duferdofin Nucor.

Impairment of Assets – In the third quarter and first nine months of 2018, Nucor recorded a $110.0 million impairment charge related to its proved producing natural gas well assets in the raw materials segment (see Note 3 to the Condensed Consolidated Financial Statements). There were no impairment charges in the third quarter and first nine months of 2017.

Interest Expense (Income) – Net interest expense for the third quarter and first nine months of 2018 and 2017 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	Sept. 29, 2018	Sept. 30, 2017
Interest expense	$44,789	$47,621	$120,308	$141,486
Interest income	(7,588)	(4,311)	(16,542)	(9,991)

Interest expense, net	$37,201	$43,310	$103,766	$131,495

Interest expense for the third quarter of 2018 decreased compared to the third quarter of 2017 due to a decrease in the average interest rate on our fixed rate debt. Interest expense for the first nine months of 2018 decreased compared to the first nine months of 2017 due to a decrease in average debt outstanding and the settlement of a treasury lock instrument entered into in anticipation of the Company’s debt issuance in the second quarter of 2018. The Company did not elect hedge accounting for the treasury lock instrument. Interest income for the third quarter and first nine months of 2018 increased compared to the respective prior year periods due to higher average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests – Earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2018 and 2017 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 29, 2018	Sept. 30, 2017	Sept. 29, 2018	Sept. 30, 2017
Steel mills	$1,095,360	$405,097	$2,617,647	$1,628,800
Steel products	138,688	86,908	380,268	237,463
Raw materials	(29,074)	9,957	180,468	102,575
Corporate/eliminations	(282,472)	(131,357)	(826,268)	(541,122)

	$922,502	$370,605	$2,352,115	$1,427,716

Earnings before income taxes and noncontrolling interests for the steel mills segment for the third quarter and first nine months of 2018 increased significantly compared to the respective prior year periods primarily due to significantly improved metal margins. Higher scrap and scrap substitute costs were more than offset by higher average selling prices and increases in volume in the first nine months of 2018 compared to the first nine months of 2017. Additionally, overall operating rates at our steel mills increased to 92% and 93% for the third quarter and first nine months of 2018, respectively, from 84% and 87% for the third quarter and first nine months of 2017, respectively.

The strength of the U.S. economy was a major driver of our continued financial and operational success. Economic fundamentals for the steel industry began improving in the middle of 2017, and that trend has continued into this year. We believe the economy is being energized by tax and regulatory reform, and by strength in the global energy markets where the United States has become a major producer and exporter. We believe the combination of a competitive U.S. corporate federal income tax rate, a favorable regulatory environment and strong U.S. energy production are the keys to the current strong business environment for Nucor. With U.S. economic strength driving domestic steel demand, 23 of the 24 markets we serve are seeing stable or increased demand. The U.S. steel market is also benefiting from a reduction in unfairly traded imports entering our country as a result of years of successful trade cases, and the broad-based tariffs imposed under Section 232. Total steel imports are down approximately 12% through the first nine months of 2018.

In the steel products segment, earnings before income taxes and noncontrolling interests for the third quarter and first nine months of 2018 increased significantly compared to the respective prior year periods. The increase in profitability was due to increased volumes and margin expansion, primarily driven by higher average selling prices. The largest increase in profitability within the steel products segment in the third quarter and first nine months of 2018 as compared to the respective prior year periods was at our tubular products businesses.

Results from our raw materials segment in the third quarter and first nine months of 2018 reflect the impact of the $110.0 million impairment charge related to our proved producing natural gas well assets. Outside of this impairment charge, the raw materials segment results improved significantly compared to the respective prior year periods primarily due to the improved performance of our DRI facilities. Also benefiting the raw materials segment’s improved profitability in the third quarter and first nine months of 2018 was the improved performance of DJJ’s scrap processing and brokerage operations, both of which experienced increased average selling prices and volumes. The raw materials segment also benefited from $24.8 million and $48.1 million of insurance recoveries in the third quarter and first nine months of 2018, respectively.

Increased costs in corporate/eliminations in the third quarter and first nine months of 2018 as compared to the respective prior year periods were driven by increased incentive compensation costs, primarily profit sharing, as a result of the increased profitability of the Company and higher intercompany eliminations. Intercompany eliminations increased due to increased intercompany sales activity and increased intercompany margins at our steel mills and DRI facilities.

Noncontrolling Interests – Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”), of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the third quarter and first nine months of 2018 as compared to the third quarter and first nine months of 2017 was primarily due to the increased earnings of NYS. NYS had higher metal margins and volumes in the third quarter and first nine months of 2018 as compared to the third quarter and first nine months of 2017. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2017, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes – The effective tax rate for the third quarter of 2018 was 23.4% compared to 28.2% for the third quarter of 2017. The decrease in the effective tax rate for the third quarter of 2018 as compared to the third quarter of 2017 was primarily due the permanent lowering of the U.S. corporate federal income tax rate from 35% to 21% effective for the years beginning after December 31, 2017 under the Tax Cuts and Jobs Act (the “Tax Reform Act”). This decrease is somewhat offset by increases in the effective tax rate due to the elimination of the domestic manufacturing deduction under the Tax Reform Act. The third quarter of 2017 included a net tax benefit totaling $13.2 million related to a return to provision change in estimate and state tax credits. We expect that the effective tax rate for the full year of 2018 will be approximately 23.4% compared to 21.1% for the full year of 2017. The full year of 2017 included a provisional net tax benefit of $175.2 million mainly driven by the revaluation of Nucor’s U.S. deferred tax liabilities and assets related to the Tax Reform Act.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $50.7 million at September 29, 2018, exclusive of interest, could decrease by as much as $9.1 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2013. The tax years 2014 through 2017 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The tax years 2011 through 2017 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity – Nucor reported consolidated net earnings of $676.7 million, or $2.13 per diluted share, in the third quarter of 2018, compared to consolidated net earnings of $254.9 million, or $0.79 per diluted share, in the third quarter of 2017. Net earnings attributable to Nucor stockholders as a percentage of net sales were 10% and 5% in the third quarter of 2018 and 2017, respectively.

Nucor reported consolidated net earnings of $1.71 billion, or $5.35 per diluted share, in the first nine months of 2018, compared to consolidated net earnings of $934.8 million, or $2.90 per diluted share, in the first nine months of 2017. Net earnings attributable to Nucor stockholders as a percentage of net sales were 9% and 6% in the first nine months of 2018 and 2017, respectively. Annualized return on average stockholders’ equity was 25% and 15% in the first nine months of 2018 and 2017, respectively.

Outlook – Earnings in the fourth quarter of 2018 are expected to decrease across all three operating segments compared to the third quarter of 2018 (excluding the third quarter of 2018 impairment charge) due primarily to typical seasonality experienced in our fourth quarter. However, we expect the fourth quarter of 2018 to be another strong quarter as we believe earnings will be noticeably higher than those generated in the fourth quarter of 2017. We continue to believe there is sustainable strength in steel end-use markets.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2018 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Liquidity and capital resources

Cash provided by operating activities was $1.9 billion in the first nine months of 2018 compared to $766.6 million in the first nine months of 2017. The primary reason for the increase in cash provided by operating activities was an 83% increase in net earnings over the first nine months of 2017. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $664.5 million in the first nine months of 2018 compared to $793.3 million of cash used in the first nine months of 2017. The funding of working capital in the first nine months of 2018 decreased from the prior year period due to the rapid increase in scrap prices and inventory volumes from the year-end of 2016 through the first nine months of 2017. Scrap prices and inventory tons on hand increased more moderately between year-end 2017 and the first nine months of 2018. More specifically, there was a 14% increase in the cost of scrap and scrap substitutes in inventory and an 8% increase in inventory tons on hand from year-end 2017 through the first nine months of 2018, as compared to a 29% increase in the cost of scrap and scrap substitutes in inventory and a 21% increase in inventory tons on hand from year-end 2016 through the first nine months of 2017. Another leading cause of the increase in cash provided by operating activities was the decrease in federal income taxes receivable, which is a function of Nucor’s increased profitability, the permanent lowering of the U.S. corporate federal income tax rate from 35% to 21% effective for the years beginning after December 31, 2017 under the Tax Reform Act, the timing of federal tax payments, and the receipt of federal tax refunds. The decrease in cash used in salaries, wages and related accruals is mainly due to greater performance-based bonus accruals resulting from the Company’s increased profitability during the first nine months of 2018 over the same period in the previous year. These decreases in cash used to fund working capital were partially offset by increases in cash used to fund accounts receivable. Accounts receivable increased due to a 6% increase in tons shipped to outside customers in the first nine months of 2018 from the first nine months of 2017 and a 16% increase in average sales price per ton in the first nine months of 2018 over the same prior year period.

The current ratio was 3.2 at the end of the third quarter of 2018 and 2.4 at year-end 2017. The main driver of the increase in the current ratio was the 30% increase in current assets at September 29, 2018 as compared to December 31, 2017. Accounts receivable increased 30% and inventories increased 19%, both due to the reasons cited above. Also contributing to the increase in current assets at September 29, 2018 compared to December 31, 2017 was the $983.1 million increase in cash and cash equivalents. The increase in cash and cash equivalents was primarily due to the robust amount of cash generated by operations, as well as the $1.0 billion debt issuance in the second quarter of 2018, partially offset by capital expenditures and the repayment of $500.0 million of debt in the second quarter of 2018. That repayment of debt was the primary driver of the 1% decrease in current liabilities at September 29, 2018 as compared to December 31, 2017. The amount that was repaid in the second quarter of 2018 was included in long-term debt due within one year at December 31, 2017. Partially offsetting the decrease in long-term debt due within one year was the 32% increase in salaries, wages and related accruals and the 23% increase in accounts payable at September 29, 2018 as compared to December 31, 2017. Salaries, wages and related accruals increased due to the increase in performance-based bonus accruals as a result of the Company’s increased profitability. Accounts payable primarily increased due to the 14% increase in the cost of scrap and scrap substitutes in inventory from December 31, 2017 to September 29, 2018.

In the first nine months of 2018, accounts receivable turned approximately every five weeks and inventories turned approximately every nine weeks, which is comparable with the first nine months of 2017.

Cash used in investing activities during the first nine months of 2018 was $633.0 million compared to $736.5 million in the prior year period. Nucor used $543.2 million of cash for acquisitions in the first nine months of 2017, mainly for the purchases of Republic Conduit, Southland Tube, Inc. and St. Louis Cold Drawn, Inc. during that period, while Nucor had no acquisitions in the first nine months of 2018. The decrease in cash used in investing activities in the first nine months of 2018 was offset by a $100.0 million decrease in proceeds from the sale of investments, a $332.4 million increase in cash used for capital expenditures and a $92.5 million increase in investments in and advances to affiliates over the first nine months of 2017. The higher levels of capital expenditures in the first nine months of 2018 over the first nine months of 2017 were related to the new cold mill complex at Nucor Steel Arkansas and the new galvanizing line at Nucor Steel Gallatin. The increased investments in affiliates in the first nine months of 2018 over the first nine months of 2017 related to an additional $61.0 million of investments in Nucor-JFE, as well as investments in other minor equity method investments.

Cash used in financing activities during the first nine months of 2018 was $281.1 million compared to $517.5 million in the prior year period. The majority of this change related to the issuance of the $500.0 million of 3.950% notes due 2028 and the $500.0 million of 4.400% notes due 2048 in the second quarter of 2018, offset by the repayment in the same quarter of the $500.0 million of 5.850% notes due 2018. During 2017, we retired $600.0 million of long-term debt, in addition to the previously mentioned second quarter of 2018 retirement of $500.0 million of long-term debt. Both of these debt tranches were at weighted-average interest rates that were higher than the weighted-average interest rates on the $1.0 billion of notes issued in April 2018. In addition, there were approximately $351.4 million of treasury stock repurchases in the first nine months of 2018 as compared to $90.3 million in the first nine months of 2017.

Nucor’s conservative financial practices have served us well in the past and are serving us well today. Our cash and cash equivalents position remained strong at $1.9 billion as of September 29, 2018. Nucor’s solid cash and cash equivalents position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to invest for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions and greenfield expansions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to opportunistically repurchase our stock when our cash position is strong compared to growth investment opportunities. In September 2018, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of its common stock. The Board of Directors also terminated any previously authorized share repurchase programs. As of September 29, 2018, the Company had not made any repurchases under the new program.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of September 29, 2018, our funded debt to total capital ratio was 29%, and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of September 29, 2018.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2018 are expected to be approximately $1.0 billion compared to $507.1 million in 2017. The increase in projected 2018 capital expenditures is primarily due to the fact that several major expansion projects are underway in 2018. The projects that we anticipate will have the largest capital expenditures in 2018 are the $230.0 million cold mill complex addition at Nucor Steel Arkansas, the $176.0 million hot band galvanizing line at Nucor Steel Gallatin, the two micro mill greenfield expansions in Sedalia, Missouri and Frostproof, Florida with a combined estimated cost of $490.0 million, and the $180.0 million merchant bar rolling facility at Nucor Steel Kankakee. In addition to these expansion projects, we also have an estimated $200.0 million project underway at Nucor Steel Louisiana for equipment and improvements.

In September 2018, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.38 per share payable on November 9, 2018 to stockholders of record on September 28, 2018. This dividend is Nucor’s 182nd consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable rate and fixed rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate market risk has significantly changed since December 31, 2017. There were no interest rate swaps outstanding at September 29, 2018.

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

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the nine months ended September 29, 2018, the volume of natural gas sold from our drilling operations was approximately 15% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At September 29, 2018, accumulated other comprehensive loss, net of income taxes included $8.0 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at September 29, 2018, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$12,449	$31,120
Aluminum	4,122	10,980
Copper	1,806	3,507

Any resulting changes in fair value would be recorded as adjustments to other comprehensive income (loss), net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk - Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at September 29, 2018 were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended September 29, 2018 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018—July 28, 2018	1,500	$67.58	1,500	$466,355
July 29, 2018—August 25, 2018	1,200	$66.42	1,200	386,651
August 26, 2018—September 29, 2018	—	$—	—	2,000,000

For the Quarter Ended September 29, 2018	2,700	$67.06	2,700	$2,000,000

(1)	Includes commissions of $0.02 per share.
(2)

On September 2, 2015, the Company announced that the Board of Directors had approved a share repurchase program under which the Company was authorized to repurchase up to $900.0 million of the Company’s common stock. This $900.0 million share repurchase program had no stated expiration and replaced any previously authorized repurchase programs. On September 6, 2018, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock. This share repurchase authorization is discretionary and has no expiration date. The Board of Drectors also terminated any previously authorized share repurchase programs, including the previously mentioned program.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended September 29, 2018 filed on November 7, 2018, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer
and Executive Vice President

Dated: November 7, 2018