Form 10-K
period 2018-12-31
NUCOR CORP
filed 2019-02-28
CIK 73309

2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates was approximately $19.67 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018.

305,381,583 shares of the registrant’s common stock were outstanding at February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference include: Portions of the registrant’s 2018 Annual Report to Stockholders (Parts I, II and IV), and portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (Part III) to be filed within 120 days after the registrant’s fiscal year end.

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

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

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2018, we recycled approximately 19.9 million gross tons of scrap steel.

Capital Allocation Strategy

The significant developments in Nucor’s business in recent years have aligned with our capital allocation strategy. Our highest capital allocation priority is to invest in our business for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, acquisitions and greenfield expansions.

Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Nucor has paid $1.45 billion in dividends to its stockholders during the past three years. That dividend payout represents 28% of cash flows from operations during that three-year period.

Our third priority is to opportunistically repurchase shares of our common stock when our cash position is strong compared to growth investment opportunities. In September 2018, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of its common stock. The Board of Directors also terminated any previously authorized repurchase programs. The Company repurchased $854.0 million of its common stock in 2018 ($90.3 million in 2017 and $5.2 million in 2016). As of December 31, 2018, approximately $1.5 billion remained available for share repurchases under the program.

General Development of our Business in Recent Years

Nucor has invested significant capital in recent years to expand our product portfolio to include more value-added steel mill products, improve our cost structure, enhance our operational flexibility and provide additional channels to market for our products. These investments total approximately $3.17 billion over the last three years, with approximately two-thirds going to capital expenditures and approximately one-third going to acquisitions. We believe that our focus on lowering costs will enable us to execute on our strategy of delivering profitable long-term growth. Further, we believe shifting our product mix to a greater portion of value-added products and increasing end-user market diversity will make us less susceptible to imports.

Several new capital projects that align with our expansion of value-added product offerings and cost-reduction strategies are expected to be completed in 2019. At our sheet mill located in Ghent, Kentucky, Nucor’s approximately $176 million investment in a new hot band galvanizing and pickling line is expected to be operational in the first half of 2019. We believe the new galvanizing line will be the widest hot-rolled galvanizing line in North America with its 72-inch product, creating synergies with Nucor’s other sheet mills and allowing us to enter new automotive market segments. Our Nucor Steel Arkansas facility is building an additional specialty cold mill at an estimated cost of $230 million that is expected to be operational in the first half of 2019. That cold mill facility will expand our ability to produce advanced, high-strength low-alloy and motor lamination steel products.

We have several growth initiatives underway in our bar mill group with expected completion dates in 2019 that will capitalize on our position as a low-cost producer of bar. Nucor is building a rebar micro mill capable of producing approximately 350,000 tons annually near Kansas City in Sedalia, Missouri at an estimated cost of $250 million. We believe that positioning the micro mill near the Kansas City market will provide us with a freight cost advantage relative to more distant suppliers, and we will also benefit from the scrap supply in the immediate area provided by our existing DJJ operations. We expect startup of the new mill in late 2019. Nucor Steel Kankakee, Inc. is building a full-range merchant bar quality mill with approximately 500,000 tons of annual capacity at our existing mill in Bourbonnais, Illinois at an estimated cost of $180 million. Like the new micro mill, we believe that the Kankakee mill will also benefit from logistical advantages and low-cost scrap supply. We expect this project to be completed in late 2019. Nucor is also updating the rolling mill at Nucor Steel Marion, Inc. The approximately $85 million modernization project is expected to be completed in mid-2019 and will allow us to reduce the mill’s operating costs and better serve customers in Ohio and the surrounding states.

Additionally, Nucor has recently announced several major investments that are also in the steel mills segment. In March 2018, Nucor announced that it will build a second rebar micro mill capable of producing approximately 350,000 tons annually in Frostproof, Florida. Similar to the mill under construction in Sedalia, Missouri, we believe this new micro mill will benefit from the scrap supply in the immediate area provided by our existing DJJ operations. This approximately $240 million investment is expected to be operational in the first half of 2020. In May 2018, Nucor announced an approximately $240 million investment to construct a new galvanizing line with an annual capacity of approximately 500,000 tons at our Nucor Steel Arkansas facility. This project complements the previously mentioned specialty cold mill project currently underway at the facility and we believe it will accelerate our goal of increasing our automotive market share. The new galvanizing line is expected to be operational in the first half of 2021. In September 2018, Nucor announced an approximately $650 million investment to expand the production capability at its flat-rolled sheet mill located in Ghent, Kentucky. This investment will increase the production capability from approximately 1,600,000 tons to approximately 3,000,000 tons annually and will increase the maximum coil width to approximately 73 inches. This expansion is expected to be completed in mid-2021 and complements the previously mentioned hot band galvanizing and pickling line that is currently under construction as part of our initiative to further grow our sheet business. Most recently, in January 2019, Nucor announced plans to build a state-of-the-art plate mill in the U.S. Midwest with an expected investment of $1.35 billion. We expect the mill to be completed in 2022 and to be capable of producing approximately 1,200,000 tons per year of steel plate products.

Nucor’s steel products segment has also grown significantly in recent years through the acquisitions of the companies that make up our Nucor Tubular Products group. Nucor Tubular Products consists of the Independence Tube Corporation (acquired in October 2016), Southland Tube, Inc. (acquired in January 2017), Republic Conduit (acquired in January 2017), and the assets of Century Tube, LLC (acquired in December 2018). The combined purchase price of these acquisitions was approximately $898 million. Nucor Tubular Products is optimizing the teams and assets of the eight strategically located facilities to create leadership positions in the following markets: hollow structural section (“HSS”) steel tubing, piling, sprinkler pipe, steel electrical conduit, and mechanical tube for the automotive market. The group has been well received in all markets as demonstrated by growth in revenue and volume shipped. The Nucor Tubular Products group provides Nucor with a new line of value-added products to offer our customers and a value-added channel to market as the businesses are consumers of Nucor’s hot-rolled and cold-rolled sheet steel.

The steel products segment has also experienced recent growth as well through the September 2017 acquisition of St. Louis Cold Drawn, Inc. (“St. Louis”) for approximately $60 million. With a manufacturing location in St. Louis, Missouri and another location in Monterrey, Mexico, St. Louis is able to manufacture approximately 200,000 tons annually of cold drawn rounds, hexagons, squares and special sections to serve the U.S. and Mexican automotive and industrial markets. The St. Louis acquisition also provides an additional channel to market for the special bar quality (“SBQ”) products that we produce at some of our bar mills. Also within our steel products segment, we have recently acquired the assets of several businesses that will expand our bar grating presence in the United States and provide us with joist and deck production capabilities in Eastern and Western Canada to better serve our customers in the Canadian markets.

In addition to growing through capital expansions at our existing operations and acquisitions, Nucor also uses joint ventures as a platform for growth. In 2016, we announced the formation of a joint venture (Nucor-JFE) with JFE Steel Corporation of Japan in which Nucor will have 50% ownership in a plant that is being built in central Mexico to supply galvanized sheet steel to the growing Mexican automotive market. The plant, which is expected to be operational in the second half of 2019, will have a total cost of approximately $300 million (50% of which provided by Nucor) and will have an annual capacity of approximately 400,000 tons. Nucor’s sheet mills are expected to provide approximately half of the hot-rolled steel substrate that will be consumed by the joint venture.

Segments

Nucor reports its results in three segments: steel mills, steel products and raw materials. The steel mills segment is Nucor’s largest segment, representing approximately 65% of the Company’s sales to external customers in the year ended December 31, 2018.

Principal Products Produced

In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and SBQ). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces (“EAFs”), continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in Duferdofin Nucor S.r.l., NuMit LLC and Nucor-JFE, as well as Nucor’s steel trading businesses and rebar distribution businesses. In the steel products segment, Nucor produces HSS steel tubing, electrical conduit, steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, steel grating and expanded metal, and wire and wire mesh. The steel products segment also includes our piling distributor. In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas drilling operations.

Markets and Marketing

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada, Mexico. Nucor produces hot-rolled, cold-rolled and galvanized sheet steel to customers’ specifications while maintaining inventories to fulfill anticipated orders. We estimate that approximately 75% of our sheet steel sales in 2018 were to contract customers. The balance of our sheet steel sales was made in the spot market at prevailing prices at the time of sale. The proportion of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions. These sheet sales contracts permit price adjustments to reflect changes in the current market-based indices and/or raw material costs at or near the time of shipment. These sheet sales contracts typically have terms ranging from six to 12 months. Steel contract sales outside of our sheet operations are not significant.

Our plate, structural, reinforcing and merchant bar steel come in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders. In addition, our bar mill group manufactures hot-rolled SBQ products to exacting specifications primarily servicing the automotive, energy, agricultural, heavy equipment and transportation sectors. The significant majority of our plate, structural, rebar, merchant bar and SBQ steel sales occur in the spot market at prevailing market prices.

In 2018, approximately 80% of the shipments made by our steel mills segment were to external customers. The remaining 20% of the steel mills segment’s shipments went to our tubular products, piling distributor, joist, deck, rebar fabrication, fastener, metal buildings and cold finish operations.

One of Nucor’s strategies for growth is expanding the channels by which our steel mills’ products can reach end-use customers. The percentage of shipments consumed internally increased from 16% in 2016 to 20% in 2018 due to some of the recent investments in our downstream business, such as the tubular products plants and St. Louis that consume steel produced by our steel mills.

In the steel products segment, we sell steel joists and joist girders, and steel deck to general contractors and fabricators located throughout the United States and Canada. We make these products to the customers’ specifications and do not maintain inventories of these finished steel products. The majority of these contracts are firm, fixed-price contracts that are in most cases competitively bid against other suppliers. Longer-term supply contracts may or may not permit us to adjust our prices to reflect changes in prevailing raw material costs. We sell and install fabricated reinforcing products primarily on a construction contract bid basis. These products are used by contractors in constructing highways, bridges, reservoirs, utilities, hospitals, schools, airports, stadiums and high-rise buildings. We manufacture cold finished steel, steel fasteners, steel grating, wire and wire mesh in standard sizes and maintain inventories of these products to fulfill anticipated orders. We sell cold finished steel and steel fasteners primarily to distributors and manufacturers located throughout the United States and Canada.

We market products from the steel mills and steel products segments mainly through in-house sales forces. We also utilize our internal distribution and trading companies to market our products abroad. The markets for these products are largely tied to capital and durable goods spending and are affected by changes in general economic conditions.

In the raw materials segment, we process ferrous and nonferrous scrap metal for use in our steel mills and for sale to various domestic and international external customers. We also broker ferrous and nonferrous metals and scrap substitutes, supply ferro-alloys and provide transportation, material handling and other services to users of scrap metals. Our primary external customers for ferrous scrap are EAF steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2018, approximately 10% of the ferrous and nonferrous metals and scrap substitutes tons we processed were sold to external customers. We consumed the balance in our steel mills.

Also within the raw materials segment are our DRI plants in Trinidad and Louisiana that produce high quality iron inputs able to be used in our steel mills’ melting process and our natural gas production operations. All natural gas produced by the drilling operations is and will be sold to outside parties.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products and raw materials. These markets are highly competitive with many domestic and foreign firms participating, and, as a result of this highly competitive environment, we find that we primarily compete on price and service.

Our EAF steel mills face many different forms of competition, including integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other EAF steel mills, foreign imports and alternative materials. Large domestic integrated steel producers have the ability to manufacture a variety of products but face significantly higher energy costs and are often burdened with higher capital and fixed operating costs. EAF steel mill producers, such as Nucor, are sensitive to increases in scrap prices but tend to have lower capital and fixed operating costs compared with large integrated steel producers.

Excess global steelmaking capacity, particularly in non-market economies, continues to be a significant challenge for Nucor and the entire U.S. steel industry. Steel production in China rose in 2018, going from approximately 960 million tons in 2017 to approximately 1.02 billion tons in 2018 – an increase of 6.6%. China’s share of global crude steel production rose from 50.3% in 2017 to 51.3% in 2018. The Organisation for Economic Co-operation and Development estimates that global excess steel production capacity was approximately 600 million tons at the end of 2017, a drop from its peak levels in 2015 and 2016. Nearly half of that excess capacity is located in China, where the largest steel companies are state-owned and receive significant financial support from the Chinese government.

The Section 232 steel tariffs are having their intended impact by preventing the dumping of steel products in the U.S. market. For the full year 2018, steel imports were down more than 10% from the previous year and imports accounted for approximately 23% of U.S. market share. About 4.1 million fewer tons of imports entered the United States in 2018. Ninety percent of the decrease in imports took place after the tariffs were fully implemented on June 1, 2018. The strong economy and lower imports generated 5 to 6 million tons in increased production for the U.S. steel industry this year. The comprehensive nature of the Section 232 tariffs are also preventing the transshipment of artificially low-cost steel through third party countries.

The U.S. government is negotiating with several other countries to change the terms of our trading relationship with them. Agreements have been reached with Brazil, Argentina and South Korea which exempted these countries from the steel tariffs in exchange for quotas limiting their exports of steel to the United States. The United States also reached a new trade agreement with Canada and Mexico – the United States-Mexico-Canada Agreement – though the steel tariffs still apply to those two countries. Trade negotiations are ongoing with China, the E.U. and Japan. These negotiations, particularly with China, provide an opportunity to address the structural issues that encourage excess steel capacity, which we believe would create a sustainable level playing field. International efforts to address overcapacity, namely the G-20 Global Forum on Steel Excess Capacity, also continue. Failure to curb production overcapacity, particularly if the Section 232 tariffs are lifted in the future, would risk the resumption of steel dumping in the U.S. market by foreign competitors.

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

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $2.08 billion and $1.62 billion at December 31, 2018 and 2017, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from other Nucor businesses. Nucor’s backlog of orders in the steel products segment was approximately $2.26 billion and $1.83 billion at December 31, 2018 and 2017, respectively. The majority of these orders will be filled within one year. Order backlog within our raw materials segment is not significant because the majority of the raw materials that segment produces are used internally.

Sources and Availability of Raw Materials

For the past decade, Nucor has focused on securing access to low-cost raw material inputs as they are the Company’s largest expense. Nucor’s broad, balanced supply chain is an important strength which allows us to reduce the cost of our steelmaking operations, create a shorter supply chain and have greater optionality over our metallic inputs. Our investment in DRI production facilities and scrap yards, as well as our access to international raw materials markets, provides Nucor with significant flexibility in optimizing our raw material costs. Additionally, having a significant portion of our raw materials supply under our control minimizes risk associated with the global sourcing of raw materials, particularly since a good deal of scrap substitutes comes from regions of the world that have historically experienced greater political turmoil. Continued successful implementation of our raw material strategy, including key investments in DRI production, coupled with the scrap brokerage and processing services performed by our team at DJJ, give us greater control over our metallic inputs and thus help us mitigate the risk of significant price fluctuations in input costs.

The primary raw materials for our steel mills segment are ferrous scrap and scrap substitutes, such as pig iron, DRI and HBI. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce a ton of steel. DJJ operates six regional scrap companies within the United States that have a combined annual scrap processing capability of approximately 5,000,000 tons. DJJ acquires ferrous scrap from numerous sources, including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. We purchase pig iron as needed from a variety of sources and operate DRI plants in Trinidad and Louisiana with respective capacities of approximately 2,000,000 and 2,500,000 metric tons annually. The primary raw material for our DRI facilities is iron ore, which we purchase from various international suppliers.

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

Historically, manufacturers in the United States have benefited from relatively stable and competitive energy costs. The availability and prices of electricity and natural gas are influenced today by many factors, including fuel switching (coal to natural gas by public utilities), changes in supply and demand, and pipeline and export infrastructure expansion. Because energy is such a significant cost for Nucor, we strive continually to make our operations in all three of our business segments more energy efficient. We also closely monitor developments in public policy relating to energy production and consumption. When appropriate, we work to shape those developments in ways that we believe will allow us to continue to be a competitive producer of steel and steel products in an increasingly competitive global marketplace.

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

Nucor uses EAFs to recycle scrap metal and scrap substitutes into new steel products. These EAFs use electricity as their primary source of energy. As the Trump administration revisits any number of recently implemented environmental regulations, such as greenhouse gas (“GHG”) regulations, air toxics rules and emissions standards imposed on coal-fired electric utilities, it is reasonable to assume that any cost implications would be delayed until those reviews are complete.

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

Nucor operates an aggressive and sustainable environmental program that incorporates the concept of individual employee, as well as management responsibility for environmental performance. All of Nucor’s steelmaking operations are ISO 14001 certified. Achieving ISO 14001 certification means that each of Nucor’s steel mills has put an environmental management system in place with measurable targets and objectives, such as reducing the use of oil and grease and minimizing electricity use, and has implemented site-wide recycling programs. Many of our facilities have incorporated energy efficiency targets to reduce both cost and environmental impacts into their environmental management systems. These environmental management systems help facilitate compliance with our environmental commitment, which is every Nucor teammate’s responsibility. Nucor’s environmental program maintains a high level of ongoing training, commitment, outreach and visibility.

Capital expenditures at our facilities that are associated with environmental regulation compliance for 2019 and 2020 are estimated to be less than $100 million per year.

Employees

Nucor has a simple, streamlined organizational structure to allow our employees to make quick decisions and to innovate. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their staff. We have slightly more than 100 employees in our principal executive offices. The vast majority of Nucor’s approximately 26,300 employees as of December 31, 2018 are not represented by labor unions.

Available Information

Nucor’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available on our website at www.nucor.com, as soon as reasonably practicable after Nucor files these reports electronically with, or furnishes them to, the U.S. Securities and Exchange Commission (the “SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this report or any other documents we file with, or furnish to, the SEC.

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

The current global steelmaking capacity exceeds the current global consumption of steel. According to the Organisation for Economic Co-operation and Development, global steel production overcapacity was approximately 600 million tons at the end of 2017, with nearly half that amount located in China. Overcapacity is down from its peak in 2015 and 2016. Efforts by China to close inefficient steel production and improve air quality, steel mill closures in Europe and stronger global economic growth all contributed to reduce excess capacity.

During periods of global economic weakness, this overcapacity is amplified because of weaker global demand. This excess capacity often results in manufacturers in certain countries exporting significant amounts of steel and steel products at prices that are at or below their costs of production. In some countries the steel industry is subsidized or owned in whole or in part by the government, giving imported steel from those countries certain cost advantages. These imports, which are also affected by demand in the domestic market, international currency conversion rates, and domestic and international government actions, can result in downward pressure on steel prices, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Section 232 steel tariffs are keeping dumped steel products out of the U.S. market. International efforts to reduce global steel production overcapacity, such as the G-20 Global Forum on Steel Excess Capacity, are ongoing. The U.S. government is also negotiating new or renegotiating existing trade agreements, which provide another opportunity to address excess steelmaking capacity. Should these efforts fail to reduce excess capacity and the Section 232 tariffs be lifted, U.S. steelmakers would be at risk of having to compete again against steel products dumped in the U.S. market.

Our industry is cyclical and both recessions and prolonged periods of slow economic growth could have an adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, metals service centers, appliance and automotive industries. As a result, downturns in the U.S. economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. General economic conditions in the United States and steel demand in this country are currently stronger than in many parts of the world, but challenges from global overcapacity in the steel industry and ongoing uncertainties in other regions of the world remain.

While we believe that the long-term prospects for the steel industry remain bright, we are unable to predict the duration of the current economic conditions. Future economic downturns or a prolonged slow-growth or stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

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

Since 2011, automobile producers have begun taking steps towards complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these new standards, they may reduce the amount of steel or begin utilizing alternative materials in cars and light trucks to improve fuel economy, thereby reducing demand for steel in North America. Certain automakers have begun to use greater amounts of aluminum and smaller proportions of steel in some models since 2015.

The results of our operations are sensitive to volatility in steel prices and the cost of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with key consumables such as graphite electrodes and raw materials, including both scrap and scrap substitutes that are critical to the manufacture of our steel products. The raw material required to produce DRI is pelletized iron ore. Although we have vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also acquiring DJJ, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States. Although we believe that the supply of scrap and scrap substitutes is adequate to operate our facilities, prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap, scrap substitutes and iron ore demands of our global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, worldwide price fluctuations, and the availability and cost of transportation. Many countries that export steel into our markets restrict the export of scrap, protecting the supply chain of some foreign competitors. This trade practice creates an artificial competitive advantage for foreign producers that could limit our ability to compete in the U.S. market.

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

Our steel mills are large consumers of electricity and natural gas. In addition, our DRI facilities are also large consumers of natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity and natural gas are subject to volatile market conditions. These market conditions often are affected by weather, political and economic factors beyond our control, and we may be unable to raise the price of our products to cover increased energy costs. Disruptions, including physical or information systems related issues that impact the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs resulting from regulations that are not equally applicable across the entire global steel market could materially adversely affect our business, results of operations, financial condition and cash flows.

Our steelmaking processes, our DRI processes, and the manufacturing processes of many of our suppliers, customers and competitors are energy intensive and generate carbon dioxide and other GHGs. The regulation of these GHGs through new rulemaking or legislation in an onerous form could have a material adverse impact on our results of operations, financial condition and cash flows.

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

These same regulations have indirectly increased the costs to manufacture our products as they have increased and continue to increase the cost of energy, primarily electricity, which we use extensively in the steelmaking process. The discovery of new natural gas reserves utilizing the practice of horizontal drilling and hydraulic fracturing is mitigating some of this indirect impact, as some utilities switch fuels to natural gas from coal thereby reducing their emissions significantly. However, because some generating facilities when faced with new regulations are idling facilities instead of converting to natural gas, the resulting reduction in capacity can and will create further pressure on electrical energy prices. In 2018, the EPA proposed the Affordable Clean Energy Rule to replace the promulgated Clean Power Plan that was driving many utilities to shutter coal fired power plants. However, there is a significant degree of uncertainty with respect to the results of this change in regulatory direction. To the extent that these regulations cause either directly or indirectly an increase in the cost of energy, they could have an impact on Nucor’s competitive position.

While the federal government appears to be moving to relax burdensome regulations, some states are moving to enact their own regulations of carbon and other GHG emissions. If such regulations are enacted in states in which Nucor does business, it could negatively affect those operations. Numerous states, including California, Washington, Oregon and New York, are considering or have passed laws using Environmental Product Declarations (“EPD”) to evaluate environmental impacts of products. The impacts identified by EPDs could impact future state/consumer purchasing decisions. California has implemented the “Buy Clean California Act” and California is currently requesting EPDs from manufacturers to be used in State of California funded projects. EPDs will be required for certain materials including some steel products after January 1, 2020. Global Warming Potentials (“GWP”) will be established by January 1, 2021 for applicable product categories and EPDs will be used to determine product compliance to the GWP limits. Because some foreign steel producers are not subject to these same indirect and direct regulatory burdens and their associated cost increases, our products could be at a further competitive disadvantage. In addition to increased costs of production, we could also incur costs to defend and resolve legal claims and other litigation related to new air and water quality regulations and the alleged impact of our operations on the environment.

Environmental compliance and remediation could result in substantially increased costs and materially adversely impact our competitive position.

Our operations are subject to numerous federal, state and local laws and regulations relating to protection of the environment, and accordingly, we make provision in our financial statements for the estimated costs of compliance. These laws and regulations are becoming increasingly stringent, resulting in inherent uncertainties in these estimates. Nucor has implemented the revised EPA rules and definitions around recycling and solid wastes. The new rules require states to create new programs and certification processes for the companies that wish to continue recycling materials. Increased administrative and operational costs are likely in the United States to handle steel mill recycled materials such as slag, mill scale, iron dusts, lime and air filtration control dusts. To the extent that competitors, particularly foreign steel producers and manufacturers of competitive products, are not subject to similar regulation and required to incur equivalent costs, our competitive position could be materially adversely impacted. If one of our permits is revoked or if we were to experience significant delays in obtaining a permit modification or a new permit, this could result in operational delays at one or more of our facilities, causing a negative impact on our results of operations and cash flows.

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

The steelmaking business is subject to numerous inherent risks, particularly unplanned events such as explosions, fires, other accidents, natural disasters such as floods or earthquakes, critical equipment failures, acts of terrorism, inclement weather and transportation interruptions. While our insurance coverage could offset losses relating to some of those types of events, our results of operations and cash flows could be adversely impacted to the extent any such losses are not covered by our insurance.

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

Our operations are capital intensive. For the five-year period ended December 31, 2018, our total capital expenditures, excluding acquisitions, were approximately $3.1 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds, short-term commercial paper issuance or from borrowings under our $1.5 billion unsecured revolving credit facility, we cannot assure you that this will be the case. Additional acquisitions or unforeseen events could require financing from additional sources.

Risks associated with operating in international markets could adversely affect our business, financial position and results of operations.

Certain of our businesses and investments are located outside of the United States, in Europe, Mexico and in emerging markets. There are a number of risks inherent in doing business in such markets. These risks include but are not limited to: unfavorable political or economic factors; local labor and social issues; changes in regulatory requirements; fluctuations in foreign currency exchange rates; and complex foreign laws, treaties including tax laws, and the United States Foreign Corrupt Practices Act of 1977. These risks could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our financial position and results of operations. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

The accounting treatment of equity method investments, goodwill and other long-lived assets could result in future asset impairments, which would reduce our earnings.

We periodically test our equity method investments, goodwill and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by uncertain market conditions for the global steel industry, as well as changes in interest rates and general economic conditions. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, and, in the case of equity method investments the decline is other than temporary, we would likely incur a non-cash impairment loss that would negatively impact our results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own all of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,950,000	Structural steel, sheet steel
Berkeley County, South Carolina	2,310,000	Flat-rolled steel, structural steel
Hickman, Arkansas	2,120,000	Flat-rolled steel
Decatur, Alabama	2,000,000	Flat-rolled steel
Crawfordsville, Indiana	1,900,000	Flat-rolled steel
Norfolk, Nebraska	1,530,000	Steel shapes
Hertford County, North Carolina	1,290,000	Steel plate
Plymouth, Utah	1,220,000	Steel shapes
Jewett, Texas	1,080,000	Steel shapes
Darlington, South Carolina	980,000	Steel shapes
Memphis, Tennessee	680,000	Steel shapes
Seattle, Washington	670,000	Steel shapes
Ghent, Kentucky	640,000	Flat-rolled steel
Tuscaloosa, Alabama	570,000	Steel plate
Auburn, New York	530,000	Steel shapes
Kankakee, Illinois	450,000	Steel shapes
Longview, Texas	430,000	Steel plate
Marion, Ohio	430,000	Steel shapes
Jackson, Mississippi	420,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Birmingham, Alabama	290,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,150,000	Joists, deck, cold finished bar
Brigham City, Utah	730,000	Joists, cold finished bar
Grapeland, Texas	690,000	Joists, deck
St. Joe, Indiana	550,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Marseilles, Illinois	550,000	Steel tube
Florence, South Carolina	540,000	Joists, deck
Birmingham, Alabama	480,000	Steel tube
Fort Payne, Alabama	470,000	Joists, deck
Decatur, Alabama	470,000	Steel tube
St. Joe, Indiana	460,000	Fasteners
Louisville, Kentucky	430,000	Steel tube
Chicago, Illinois	350,000	Steel tube
Trinity, Alabama	310,000	Steel tube
Cedar Springs, Georgia	130,000	Steel tube

In the steel products segment, we have approximately 79 operating facilities, excluding the 15 listed above, in 38 states with 32 operating facilities in Canada and two in Mexico. Our affiliate, Harris Steel Inc., also operates multiple sales offices in Canada and certain other foreign locations. The steel products segment also includes Skyline Steel, LLC, our steel foundation distributor.

In the raw materials segment, DJJ has 68 operating facilities in 16 states along with multiple brokerage offices in the United States and certain other foreign locations. Nucor’s raw materials segment also includes our DRI facilities in Point Lisas, Trinidad and St. James Parish, Louisiana. A significant portion of the DRI production process occurs outdoors. The Trinidad site, including leased land, is approximately 1.9 million square feet. The Louisiana site has approximately 174.3 million square feet of owned land with buildings that total approximately 72,500 square feet.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments in 2018 were approximately 91%, 71% and 72% of production capacity, respectively.

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

Not applicable.

Executive Officers of the Registrant

Craig A. Feldman (54), Executive Vice President of Raw Materials, was named EVP in April 2018. He continues to serve as President of The David J. Joseph Company (DJJ), a role he has held since 2013. Mr. Feldman began his career as a Brokerage Representative for DJJ in 1986, subsequently serving as District Manager of DJJ’s Salt Lake City brokerage office, Commercial Vice President at DJJ’s subsidiary, Western Metals Recycling (“WMR”), and President of WMR. Mr. Feldman served on the operational staff of DJJ’s then-owner in the Netherlands from 2005 until his 2007 appointment as DJJ’s Executive Vice President, Recycling Operations. Mr. Feldman became a Vice President and General Manager of Nucor when DJJ was acquired by Nucor in 2008.

John J. Ferriola (66), has served as Chairman of the Board of Directors of Nucor since 2014, as Chief Executive Officer since 2013 and as President since 2011. Previously, Mr. Ferriola served as President and Chief Operating Officer from 2011 to 2012 and, prior to that, as Chief Operating Officer of Steelmaking Operations from 2007 to 2010, Executive Vice President from 2002 to 2007 and Vice President from 1996 to 2001. He has also been a director of Nucor since 2011. Mr. Ferriola joined Nucor in 1991 as the Manager of Maintenance and Engineering at Nucor Steel-Texas. He later served as General Manager of Vulcraft-Texas, Nucor Steel-Nebraska and Nucor Steel-Indiana.

James D. Frias (62), has been Chief Financial Officer, Treasurer and Executive Vice President since 2010. Prior to that, Mr. Frias was Vice President of Finance from 2006 to 2009. Mr. Frias joined Nucor in 1991 as Controller of Nucor Building Systems-Indiana. He also served as Controller of Nucor Steel-Indiana and as Corporate Controller. Mr. Frias joined the board of directors of Carlisle Companies Incorporated in 2015.

Ladd R. Hall (62), Executive Vice President of Flat-Rolled Products, was named EVP in 2007, having previously served as Vice President of Nucor since 1994. He began his Nucor career in Inside Sales at Nucor Steel-Utah in 1981. He later served as Sales Manager of Vulcraft-Utah, and General Manager of Vulcraft-Texas, Vulcraft-Utah, Nucor Steel-South Carolina and Nucor Steel-Berkeley County.

Raymond S. Napolitan, Jr. (61), Executive Vice President of Engineered Bar Products, was named EVP in 2013, having previously served as President of Nucor’s Vulcraft/Verco group from 2010 to 2013 and President of American Buildings Company from 2007 to 2010. He was elected Vice President of Nucor in 2007. Mr. Napolitan began his Nucor career in 1996 as Engineering Manager of Nucor Building Systems-Indiana, and later served as General Manager of Nucor Building Systems-Texas.

R. Joseph Stratman (62), Chief Digital Officer (“CDO”) and Executive Vice President, was named EVP in 2007 and CDO in 2016. He was elected Vice President of Nucor in 1999. Mr. Stratman joined Nucor in 1989 as Controller of Nucor Building Systems-Indiana. He then served as Controller of Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”), General Manager of Nucor Steel-Nebraska and General Manager of Nucor-Yamato.

David A. Sumoski (52), Executive Vice President of Merchant and Rebar Products, was named EVP in 2014. He previously served as General Manager of Nucor Steel Memphis, Inc. from 2012 to 2014 and as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012. Mr. Sumoski was named Vice President of Nucor in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

Leon J. Topalian (50), was named Executive Vice President of Beam and Plate Products in 2017, having previously served as Vice President of Nucor since 2013. He began his Nucor career at Nucor Steel-Berkeley in 1996, serving as a project engineer and then as cold mill production supervisor. Mr. Topalian was promoted to Operations Manager for Nucor’s former joint venture in Australia and later served as Melting and Casting Manager at Nucor Steel-South Carolina. He then served as General Manager of Nucor Steel Kankakee, Inc. from 2011 to 2014 and as General Manager of Nucor-Yamato from 2014 to 2017.

D. Chad Utermark (50), Executive Vice President of Fabricated Construction Products, was named EVP in 2014. He previously served as General Manager of Nucor-Yamato from 2011 to 2014 and as General Manager of Nucor Steel-Texas from 2008 to 2011. He was named Vice President of Nucor in 2009. Mr. Utermark began his Nucor career as a utility operator at Nucor Steel-Arkansas in 1992, subsequently serving as shift supervisor and Hot Mill Manager at that division as well as Roll Mill Manager at Nucor Steel-Texas.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2018 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 30, 2018—October 27, 2018	2,350	$57.61	2,350	$1,864,618
October 28, 2018—November 24, 2018	6,000	61.20	6,000	1,497,394
November 25, 2018—December 31, 2018	—	—	—	1,497,394

For the Quarter Ended December 31, 2018	8,350		8,350

(1)	Includes commissions of $0.02 per share.
(2)

On September 6, 2018, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock. This share repurchase authorization is discretionary and has no expiration date. The Board of Directors also terminated any previously authorized share repurchase programs.

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.52 per share in 2018 compared with $1.51 per share in 2017. In November 2018, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.40 per share from $0.38 per share. In February 2019, the Board of Directors also declared Nucor’s 184th consecutive quarterly cash dividend of $0.40 per share payable on May 10, 2019 to stockholders of record on March 29, 2019.

Additional information regarding the market for Nucor’s common stock and the number of stockholders is incorporated by reference to Nucor’s 2018 Annual Report to Stockholders, page 86. Additional information regarding securities authorized for issuance under stock-based compensation plans is incorporated by reference to Nucor’s 2018 Annual Report to Stockholders, pages 68 through 71.

Item 6.	Selected Financial Data

Historical financial information is incorporated by reference to Nucor’s 2018 Annual Report to Stockholders, page 46.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to Nucor’s 2018 Annual Report to Stockholders, page 3 (Forward-Looking Statements) and pages 24 through 42.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2018, approximately 24% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly. The remaining 76% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2018, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the year ended December 31, 2018, the volume of natural gas sold from our drilling operations was approximately 15% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At December 31, 2018, accumulated other comprehensive loss, net of income taxes included $6.5 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2018, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$11,768	$29,420
Aluminum	4,370	10,905
Copper	724	1,770

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2018 and 2017 were insignificant

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to Nucor’s 2018 Annual Report to Stockholders, pages 47 through 82.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2018 are incorporated by reference to Nucor’s 2018 Annual Report to Stockholders, pages 47 through 49.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Nucor’s executive officers appears in Part I of this report under the heading Executive Officers of the Registrant. The other information required by this item is incorporated by reference to Nucor’s definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; Section 16(a) Beneficial Ownership Reporting Compliance; and Corporate Governance and Board of Directors.

Nucor has adopted a Code of Ethics for Senior Financial Professionals (the “Code of Ethics”), which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available on our website, www.nucor.com.

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relate to any element of the Code of Ethics enumerated in the SEC rules and regulations by posting this information on our website, www.nucor.com. The information contained on our website or available by hyperlink from our website is not a part of this report and is not incorporated into this report or any other documents we file with, or furnish to, the SEC.

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

Financial Statements:

The following consolidated financial statements and notes thereto, management’s report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to Nucor’s 2018 Annual Report to Stockholders, pages 47 through 82:

•	Management’s Report on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2018 and 2017

•	Consolidated Statements of Earnings—Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows—Years Ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

Schedule II is not presented as all applicable information is presented in the consolidated financial statements and notes thereto.

Exhibits:

3	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3(i)	Bylaws as amended and restated September 15, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 20, 2016 (File No. 001-04119))

4	Indenture, dated as of January 12, 1999, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed December 13, 2002 (File No. 333-101852))

4(i)	Indenture, dated as of August 19, 2014, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed August 20, 2014 (File No. 333-198263))

4(ii)	Third Supplemental Indenture, dated as of December 3, 2007, between Nucor Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(iii)	Fifth Supplemental Indenture, dated as of September 21, 2010, between Nucor Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(iv)	Sixth Supplemental Indenture, dated as of July 29, 2013, between Nucor Corporation and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(v)	Seventh Supplemental Indenture, dated as of December 10, 2014, among Nucor Corporation, The Bank of New York Mellon, as prior trustee, and U.S. Bank National Association, as successor trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 11, 2014 (File No. 001-04119))

4(vi)	First Supplemental Indenture, dated as of April 26, 2018, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(vii)	Form of 6.400% Notes due December 2037 (included in Exhibit 4(ii) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(viii)	Form of 4.125% Notes due September 2022 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(ix)	Form of 4.000% Notes due August 2023 (included in Exhibit 4(iv) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(x)	Form of 5.200% Notes due August 2043 (included in Exhibit 4(iv) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xi)	Form of 3.950% Notes due May 2028 (included in Exhibit 4(vi) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xii)	Form of 4.400% Notes due May 2048 (included in Exhibit 4(vi) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

10	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 17, 2005 (File No. 001-04119)) (#)

10(i)	Amendment No. 1 to 2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(ii)	2010 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (File No. 001-04119)) (#)

10(iii)	2014 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 25, 2014 (File No. 001-04119)) (#)

10(iv)	Senior Officers Annual Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) for awards granted after December 31, 2017 (incorporated by reference to Exhibit 10(iv) to the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-04119)) (#)

10(v)	Senior Officers Long-Term Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) for awards granted after December 31, 2017 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-04119)) (#)

10(vi)	Senior Officers Annual Incentive Plan, as amended and restated effective January 1, 2013, for awards granted prior to January 1, 2018 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(vii)	Senior Officers Long-Term Incentive Plan, as amended and restated effective January 1, 2013, for awards granted prior to January 1, 2018 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(viii)	Form of Restricted Stock Unit Award Agreement – time-vested awards (incorporated by reference to Exhibit 10(iv) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(ix)	Form of Restricted Stock Unit Award Agreement – retirement-vested awards (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(x)	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 (File No. 001-04119)) (#)

10(xi)	Form of Award Agreement for Annual Stock Option Grants used for awards granted prior to May 8, 2014 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-04119)) (#)

10(xii)	Form of Award Agreement for Annual Stock Option Grants used for awards granted after May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(xiii)	Employment Agreement of John J. Ferriola (incorporated by reference to Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-04119)) (#)

10(xiv)	Amendment to Employment Agreement of John J. Ferriola (incorporated by reference to Exhibit 10(xix) to the Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-04119)) (#)

10(xv)	Employment Agreement of Ladd R. Hall (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(xvi)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(xvii)	Employment Agreement of James D. Frias (incorporated by reference to Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-04119)) (#)

10(xviii)	Employment Agreement of James R. Darsey (incorporated by reference to Exhibit 10(xxii) to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-04119)) (#)

10(xix)	Employment Agreement of Raymond S. Napolitan, Jr. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (File No. 001-04119)) (#)

10(xx)	Employment Agreement of Chad Utermark (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(xxi)	Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended October 4, 2014 (File No. 001-04119)) (#)

10(xxii)	Employment Agreement of Leon Topalian (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 001-04119)) (#)

10(xxiii)	Retirement, Separation, Waiver and Release Agreement of James R. Darsey (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-04119)) (#)

10(xxiv)	Employment Agreement of Craig Feldman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-04119)) (#)

10(xxv)	Severance Plan for Senior Officers and General Managers, as amended and restated effective February 18, 2009 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (File No. 001-04119)) (#)

13*	2018 Annual Report to Stockholders (portions incorporated by reference)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature pages)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2018, filed February 28, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

(#)	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ John J. Ferriola
John J. Ferriola
Chairman, Chief Executive Officer and President

Dated: February 28, 2019

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

Dated: February 28, 2019