Form 10-Q
period 2019-03-30
NUCOR CORP
filed 2019-05-08
CIK 73309

First Quarter 2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.40 per share	NUE	New York Stock Exchange

304,785,686 shares of the registrant’s common stock were outstanding at March 30, 2019.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended March 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018
Net sales	$6,096,624	$5,568,419

Costs, expenses and other:
Cost of products sold	5,200,732	4,842,013
Marketing, administrative and other expenses	180,739	182,960
Equity in earnings of unconsolidated affiliates	(2,906)	(9,580)
Interest expense, net	28,443	37,114

	5,407,008	5,052,507

Earnings before income taxes and noncontrolling interests	689,616	515,912
Provision for income taxes	158,823	135,800

Net earnings	530,793	380,112
Earnings attributable to noncontrolling interests	28,987	25,933

Net earnings attributable to Nucor stockholders	$501,806	$354,179

Net earnings per share:
Basic	$1.63	$1.11
Diluted	$1.63	$1.10
Average shares outstanding:
Basic	306,585	319,421
Diluted	307,180	320,474

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018
Net earnings	$530,793	$380,112

Other comprehensive income:
Net unrealized income (loss) on hedging derivatives, net of income taxes of $200 and $500 for the first quarter of 2019 and 2018, respectively	731	(752)
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of ($200) and $0 for the first quarter of 2019 and 2018, respectively	(631)	(48)
Foreign currency translation gain (loss), net of income taxes of $0 for both the first quarter of 2019 and 2018	(6,640)	6,115

	(6,540)	5,315

Comprehensive income	524,253	385,427
Comprehensive income attributable to noncontrolling interests	(28,987)	(25,933)

Comprehensive income attributable to Nucor stockholders	$495,266	$359,494

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 30, 2019	Dec. 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,550,807	$1,398,886
Short-term investments	50,000	—
Accounts receivable, net	2,483,138	2,505,568
Inventories, net	4,445,228	4,553,500
Other current assets	121,170	178,311

Total current assets	8,650,343	8,636,265
Property, plant and equipment, net	5,573,237	5,334,748
Goodwill	2,183,677	2,184,336
Other intangible assets, net	806,888	828,504
Other assets	872,553	936,735

Total assets	$18,086,698	$17,920,588

LIABILITIES
Current liabilities:
Short-term debt	$71,438	$57,870
Accounts payable	1,429,776	1,428,191
Salaries, wages and related accruals	371,913	709,397
Accrued expenses and other current liabilities	694,888	610,842

Total current liabilities	2,568,015	2,806,300
Long-term debt due after one year	4,233,792	4,233,276
Deferred credits and other liabilities	782,225	679,044

Total liabilities	7,584,032	7,718,620

EQUITY
Nucor stockholders’ equity:
Common stock	152,061	152,061
Additional paid-in capital	2,083,339	2,073,715
Retained earnings	10,714,279	10,337,445
Accumulated other comprehensive loss, net of income taxes	(308,787)	(304,133)
Treasury stock	(2,526,701)	(2,467,010)

Total Nucor stockholders’ equity	10,114,191	9,792,078
Noncontrolling interests	388,475	409,890

Total equity	10,502,666	10,201,968

Total liabilities and equity	$18,086,698	$17,920,588

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018
Operating activities:
Net earnings	$530,793	$380,112
Adjustments:
Depreciation	158,171	158,665
Amortization	21,500	22,453
Stock-based compensation	12,492	10,463
Deferred income taxes	19,948	29,988
Distributions from affiliates	26,034	25,150
Equity in earnings of unconsolidated affiliates	(2,906)	(9,580)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	21,958	(343,982)
Inventories	107,907	(246,933)
Accounts payable	(11,397)	157,836
Federal income taxes	105,573	86,746
Salaries, wages and related accruals	(325,866)	(171,626)
Other operating activities	(13,499)	28,629

Cash provided by operating activities	650,708	127,921

Investing activities:
Capital expenditures	(288,786)	(172,203)
Investment in and advances to affiliates	(29)	(55,901)
Divestiture of affiliates	67,591	—
Disposition of plant and equipment	12,910	5,967
Acquisitions (net of cash acquired)	(9,495)	—
Purchases of investments	(50,000)	—
Proceeds from the sale of investments	—	50,000
Other investing activities	2,176	975

Cash used in investing activities	(265,633)	(171,162)

Financing activities:
Net change in short-term debt	13,568	21,203
Issuance of common stock	3,137	15,312
Payment of tax withholdings on certain stock-based compensation	(1,364)	(4,430)
Distributions to noncontrolling interests	(50,402)	(24,793)
Cash dividends	(123,400)	(121,787)
Acquisition of treasury stock	(72,830)	(29,193)
Other financing activities	(1,947)	(1,844)

Cash used in financing activities	(233,238)	(145,532)

Effect of exchange rate changes on cash	84	(77)

Increase (decrease) in cash and cash equivalents	151,921	(188,850)
Cash and cash equivalents - beginning of year	1,398,886	949,104

Cash and cash equivalents - end of three months	$1,550,807	$760,254

Non-cash investing activity:
Change in accrued plant and equipment purchases and assets recorded under finance lease arrangements	$12,925	$(9,396)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

BASIS OF INTERIM PRESENTATION: The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Pronouncements – In the first quarter of 2019, Nucor adopted new guidance related to lease accounting using the modified retrospective approach, which permits companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjusting the comparative periods prior to adoption. The new lease guidance requires all lessees to recognize on the balance sheet right-of-use assets and lease liabilities for the rights and obligations created by lease arrangements with terms greater than 12 months, including operating leases. Expenses are recognized in the statement of earnings in a manner similar to previous accounting guidance.

In addition, we elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements, and the short-term lease exemption policy such that the new lease guidance was applied to leases greater than one year in duration. The adoption of the new lease standard did not have a material impact on our consolidated financial statements as it resulted in an increase of 0.5% and 1.2% to our total assets and total liabilities, respectively, on our consolidated balance sheet at January 1, 2019. The new lease standard did not materially impact our consolidated net earnings and had no impact on our cash flows. See Note 4 for further information.

In the first quarter of 2019, we also adopted new accounting guidance related to tax effects of the Tax Cuts and Jobs Act of 2017. As a result of the adoption of the new guidance, we elected to reclassify stranded tax effects from accumulated other comprehensive income to retained earnings, effective January 1, 2019. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

2.

INVENTORIES: Inventories consisted of approximately 40% raw materials and supplies and 60% finished and semi-finished products at March 30, 2019 (43% and 57%, respectively, at December 31, 2018). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $9.32 billion at March 30, 2019 ($9.19 billion at December 31, 2018).

Nucor performed an impairment assessment of its proved producing natural gas well assets in September 2018. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future pricing of natural gas and natural gas liquids. The pricing used in the impairment assessment was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by market analysts. Management also makes key estimates on the expected reserve levels and on the expected drilling production costs. The impairment assessment was performed on each of Nucor’s three groups (“fields”) of wells, with each field defined by common geographic location.

As a result of the impairment assessment, Nucor recorded an impairment charge of $110.0 million relating to two fields of wells in the third quarter of 2018. The post-impairment combined carrying value of these two fields was $69.6 million at March 30, 2019 ($71.0 million at December 31, 2018). The third field was not impaired and had a carrying value of $50.7 million at March 30, 2019 ($51.8 million at December 31, 2018). Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the assessment could cause management to revise the natural gas and natural gas liquids price assumptions, the estimated reserves or the estimated drilling production costs. Unfavorable revisions to these assumptions or estimates could possibly result in an impairment of some or all of the fields of proved well assets.

4.	LEASES: We lease certain equipment, office space and land. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion and we consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or a purchase option reasonably certain of exercise.

We determine that a contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In evaluating whether we have the right to control an identified asset, we assess whether or not we have the right to direct the use of the identified asset and obtain substantially all of the economic benefit from the use of the identified asset.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Certain of our lease agreements include payments that adjust periodically for consumption of goods provided by the right-of-use asset in excess of contractually determined minimum amounts and for inflation. These variable lease payments are not significant. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total lease costs were $11.0 million in the first quarter of 2019. Finance lease costs were $5.2 million in the first quarter of 2019, with $2.3 million being included in costs of products sold related to amortization of leased assets and $2.9 million being included in interest expense, net related to interest on lease liabilities in the condensed consolidated statement of earnings. Operating lease costs were $5.8 million in the first quarter of 2019 and were included in cost of products sold in the condensed consolidated statement of earnings.

Supplemental cash flow information and non-cash activity related to our leases are as follows (in thousands):

Three Months
(13 Weeks) Ended
March 30, 2019
Other information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$5,707
Operating cash flows from finance leases	$2,856
Financing cash flows from finance leases	$1,947

Supplemental balance sheet information related to our leases is as follows (in thousands):

		March 30, 2019
Assets
Operating lease	Property, plant and equipment, net	$94,578
Finance lease	Property, plant and equipment, net	67,123

Total leased		$161,701

Liabilities
Current operating	Accrued expenses and other current liabilities	$17,793
Current finance	Accrued expenses and other current liabilities	8,267
Non-current operating	Deferred credits and other liabilities	76,652
Non-current finance	Deferred credits and other liabilities	72,617

Total leased		$175,329

Weighted-average remaining lease term and discount rate for our leases are as follows:

March 30, 2019
Weighted-average remaining lease term - operating leases	9.6 years
Weighted-average remaining lease term - finance leases	10.8 years
Weighted-average discount rate - operating leases	3.8%
Weighted-average discount rate - finance leases	31.8%

The reason for the substantial weighted-average discount rate – finance leases, of 31.8%, is due to Nucor’s past accounting for the respective finance leases following the former accounting guidance for capital leases. Pursuant to the former lease accounting guidance, the recognition of a capital lease asset and associated capital lease liability could not exceed the fair market value of the leased asset at lease commencement. Accordingly, the incremental borrowing rate was adjusted upward so that the present value of the minimum lease payments would equal the fair value of the asset.

Maturities of lease liabilities by fiscal year for our leases are as follows as of March 30, 2019 (in thousands):

	Operating Leases	Finance Leases
Maturities of lease liabilities, year ending December 31,
2019	$16,232	$14,430
2020	17,613	18,231
2021	15,249	17,755
2022	13,663	16,959
2023	10,764	15,112
Thereafter	41,800	78,568

Total lease payments	$115,321	$161,055
Less imputed interest	(20,876)	(80,171)

Present value of lease liabilities	$94,445	$80,884

Prior Period Disclosures

As a result of adopting the new lease accounting guidance on January 1, 2019 under the modified retrospective approach, the Company is required to present future minimum lease commitments for capital leases and operating leases having initial or noncancellable lease terms in excess of one year that were previously disclosed in our 2018 Annual Report on Form 10-K and accounted for under previous lease guidance.

Total future minimum lease payments related to capital leases at December 31, 2018 were $154.8 million, with the timing of those payments estimated at that date to be made as follows: $17.7 million in 2019; a total of $33.6 million to be paid between 2020 and 2021; a total of $30.0 million to be paid between 2022 and 2023; and $73.4 million to be paid thereafter.

Total future minimum lease payments related to operating leases having initial or noncancellable lease terms in excess of one year were $128.6 million, with the timing of those payments estimated at that date to be made as follows: $31.8 million in 2019; a total of $45.0 million to be paid between 2020 and 2021; a total of $28.4 million to be paid between 2022 and 2023; and $23.5 million to be paid thereafter.

The gross amount of assets recorded under capital leases was $89.4 million as of December 31, 2018, and were primarily buildings and improvements or machinery and equipment.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the three months ended March 30, 2019 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2018	$591,986	$862,773	$729,577	$2,184,336
Translation	—	(659)	—	(659)

Balance at March 30, 2019	$591,986	$862,114	$729,577	$2,183,677

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2018 and concluded that as of such time there was no impairment of goodwill for any of its reporting units.

The evaluation performed in 2018 used forward-looking projections and included significant expected improvements in the future cash flows of one of the Company’s reporting units, Rebar Fabrication. The fair value of this reporting unit exceeded its carrying value by approximately 8% in the most recent evaluation. The operating results of this reporting unit declined significantly and remained depressed throughout 2018. Nucor expects the operating results of this reporting unit to improve when the price of steel in relation to the reporting unit’s backlog pricing stabilizes. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, noncash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $352.5 million as of March 30, 2019 ($353.0 million as of December 31, 2018). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $74.0 million as of March 30, 2019 ($76.7 million as of December 31, 2018). There have been no triggering events requiring an interim assessment for impairment since the most recent annual goodwill impairment testing date.

During the first quarter of 2019, the operating results and updated future projections of one of the Company’s reporting units, Grating, decreased from the assumptions used in our most recent impairment assessment. The fair value of this reporting unit exceeded its carrying value by approximately 19% in that assessment. The short-term three-month decline in operating results was determined not to be indicative of a long-term decline representing a triggering event given the amount the fair value of the reporting unit exceeded its carrying amount in the most recent assessment. As of March 30, 2019, total goodwill and finite-lived intangible assets associated with the Grating reporting unit were $36.6 million and $3.6 million, respectively. Management will continue to monitor the Grating reporting unit for potential triggering events that would require an interim assessment for impairment.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of March 30, 2019 and December 31, 2018 (in thousands):

	March 30, 2019		December 31, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,420,668	$731,454	$1,418,250	$713,656
Trademarks and trade names	177,525	90,234	176,046	87,680
Other	63,807	33,424	67,820	32,276

	$1,662,000	$855,112	$1,662,116	$833,612

Intangible asset amortization expense for the first quarter of 2019 and 2018 was $21.5 million and $22.5 million, respectively. Annual amortization expense is estimated to be $87.1 million in 2019; $84.7 million in 2020; $83.5 million in 2021; $81.2 million in 2022; and $80.0 million in 2023.

6.

EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $806.8 million at March 30, 2019 ($869.9 million at December 31, 2018) and is recorded in other assets in the condensed consolidated balance sheets.

NUMIT

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit was $316.6 million at March 30, 2019 ($337.2 million at December 31, 2018). Nucor received distributions of $26.0 million and $25.2 million from NuMit during the first quarter of 2019 and 2018, respectively.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor was $260.8 million at March 30, 2019 ($269.1 million at December 31, 2018). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $110.4 million at March 30, 2019, resulting in a basis difference of $150.4 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($86.5 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.2 million and $2.4 million during the first quarter of 2019 and 2018, respectively.

As of March 30, 2019, Nucor had outstanding notes receivable of €35.0 million ($39.3 million) from Duferdofin Nucor (€35.0 million, or $40.2 million, as of December 31, 2018). The notes receivable bear interest at 0.84% and reset annually on September 30 to the 12-month Euro Interbank Offered Rate plus 1% per year. The maturity date of the principal amounts was extended to January 31, 2022 during the first quarter of 2018. As of March 30, 2019 and December 31, 2018, the notes receivable were classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (“Facility A”). The fair value of the guarantee is immaterial. In April 2018, Duferdofin Nucor amended and extended Facility A to mature on April 16, 2021. The maximum amount Duferdofin Nucor could borrow under Facility A was €160.0 million ($179.5 million) at March 30, 2019. As of March 30, 2019, there was €153.0 million ($171.7 million) outstanding under that facility (€155.0 million, or $178.0 million, as of December 31, 2018). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

NUCOR-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. Nucor-JFE plant construction has commenced and operations are expected to begin in the second half of 2019. Nucor accounts for the investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Nucor-JFE was $134.6 million at March 30, 2019 ($135.7 million at December 31, 2018).

On January 16, 2019, Nucor entered into an agreement to guarantee a percentage, equal to its ownership percentage (50%), of Nucor-JFE’s borrowings under the General Financing Agreement and Promissory Note (the “Facility”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on April 30, 2020. Under the Facility, the maximum amount Nucor-JFE could borrow was $65.0 million as of March 30, 2019. The Facility is uncommitted. As of March 30, 2019, there was $40.0 million outstanding under the Facility. If Nucor-JFE fails to pay when due any amounts for which it is obligated under the Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. Nucor last assessed its equity investment in Duferdofin Nucor for impairment during the fourth quarter of 2017 due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount by a sufficient amount and that there was no need to record an impairment charge. The assumptions that most significantly affect the fair value determination include projected cash flows and the discount rate. It is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in impairment of our investment in Duferdofin Nucor. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.

7.

CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $161.0 million at March 30, 2019 ($89.8 million at December 31, 2018). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $123.1 million at March 30, 2019 ($123.4 million at December 31, 2018).

8.

FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of March 30, 2019 and December 31, 2018 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 30, 2019
Assets:
Cash equivalents	$1,213,175	$1,213,175	$—	$—
Short-term investments	50,000	50,000	—	—
Derivative contracts	785	—	785	—

Total assets	$1,263,960	$1,263,175	$785	$—

Liabilities:
Derivative contracts	$(9,366)	$—	$(9,366)	$—

As of December 31, 2018
Assets:
Cash equivalents	$1,084,319	$1,084,319	$—	$—
Derivative contracts	4,772	—	4,772	—

Total assets	$1,089,091	$1,084,319	$4,772	$—

Liabilities:
Derivative contracts	$(8,600)	$—	$(8,600)	$—

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments are held in similar short-term investment instruments as described in Note 4 to the consolidated financial statements included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2018. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.62 billion at March 30, 2019 ($4.45 billion at December 31, 2018). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at March 30, 2019 and December 31, 2018, or similar debt with the same maturities, ratings and interest rates.

9.

CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $17.7 million of accrued environmental costs at March 30, 2019 ($18.4 million at December 31, 2018), $5.4 million was classified in accrued expenses and other current liabilities ($7.0 million at December 31, 2018) and $12.3 million was classified in deferred credits and other liabilities ($11.4 million at December 31, 2018). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

10.

STOCK-BASED COMPENSATION: Overview – The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved the Omnibus Plan on May 8, 2014. The Omnibus Plan permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 13.0 million shares of the Company’s common stock. As of March 30, 2019, 5.9 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of March 30, 2019, 1.6 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first quarter of 2019 is as follows (in thousands, except years and per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Number of shares under stock options:
Outstanding at beginning of year	3,828	$49.71
Granted	—	$—
Exercised	(88)	$35.76		$2,157
Canceled	—	$—
Outstanding at March 30, 2019	3,740	$50.04	6.3 years	$33,576

Stock options exercisable at March 30, 2019	2,024	$45.83	4.9 years	$25,618

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.3 million in the first quarter of 2019 ($0.4 million in the first quarter of 2018). As of March 30, 2019, unrecognized compensation expense related to stock options was $1.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units – Nucor annually grants restricted stock units (“RSUs”) to key employees, officers and non-employee directors. The RSUs granted to key employees and officers vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date, provided that a portion of the RSUs awarded to officers prior to 2018 vests only upon the officer’s retirement. Retirement, for purposes of vesting in these RSUs only, means termination of employment with approval of the Compensation and Executive Development Committee of the Board of Directors after satisfying age and years of service requirements. RSUs granted to a non-employee director are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the Board of Directors.

RSUs granted to employees who are eligible for retirement on the date of the grant are expensed immediately, and RSUs granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible since these awards vest upon retirement from the Company. Compensation expense for RSUs granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period.

Cash dividend equivalents are paid to holders of RSUs each quarter. Dividend equivalents paid on RSUs expected to vest are recognized as a reduction in retained earnings.

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first quarter of 2019 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,246	$59.09
Granted	—	$ —
Vested	(40)	$54.46
Canceled	(10)	$62.98

Unvested at March 30, 2019	1,196	$59.21

Compensation expense for RSUs was $6.8 million in the first quarter of 2019 ($5.7 million in the first quarter of 2018). As of March 30, 2019, unrecognized compensation expense related to unvested RSUs was $39.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The LTIP provides for the award of shares of restricted common stock at the end of each LTIP performance measurement period at no cost to officers if certain financial performance goals are met during the period. One-third of the LTIP restricted stock award vests upon each of the first three anniversaries of the award date or, if earlier, upon the officer’s attainment of age 55 while employed by Nucor. Although LTIP participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first quarter of 2019 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock awards and units:
Unvested at beginning of year	130	$62.97
Granted	316	$58.04
Vested	(280)	$58.65
Canceled	—	$—

Unvested at March 30, 2019	166	$60.87

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $5.4 million in the first quarter of 2019 ($4.4 million in the first quarter of 2018). As of March 30, 2019, unrecognized compensation expense related to unvested restricted stock awards was $3.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.

11.

EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $71.2 million and $51.7 million in the first quarter of 2019 and 2018, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

12.	INTEREST EXPENSE (INCOME): The components of net interest expense for the first quarter of 2019 and 2018 are as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018
Interest expense	$37,062	$40,178
Interest income	(8,619)	(3,064)

Interest expense, net	$28,443	$37,114

13.

INCOME TAXES: The effective tax rate for the first quarter of 2019 was 23.0% as compared to 26.3% for the first quarter of 2018. The decrease in the effective tax rate for the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to the write-off of $21.8 million of deferred tax assets due to the change in the tax status of a subsidiary in the first quarter of 2018.

Nucor has concluded U.S. federal income tax matters for years through 2014. The tax years 2015 through 2017 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The 2015 tax year is currently under examination by the Canada Revenue Agency. The Trinidad and Tobago Inland Revenue Division is examining the Nu-Iron Unlimited 2013 corporate income tax return. The tax years 2011 through 2017 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $0.9 million at March 30, 2019 ($0.7 million at December 31, 2018). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $352.1 million at March 30, 2019 ($332.0 million at December 31, 2018).

14.

STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership), of which Nucor owns 51%, for the three months ended March 30, 2019 and March 31, 2018 (in thousands):

		Nucor Stockholders
		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock (at cost)		Total Nucor Stockholders’ Equity	Noncontrolling Interests
	Total	Shares	Amount				Shares	Amount
BALANCES, December 31, 2018	$10,201,968	380,154	$152,061	$2,073,715	$10,337,445	$(304,133)	74,562	$(2,467,010)	$9,792,078	$409,890
Net earnings	530,793				501,806				501,806	28,987
Other comprehensive income (loss)	(6,540)					(6,540)			(6,540)
Stock options exercised	3,136			233			(88)	2,903	3,136
Stock option expense	312			312					312
Issuance of stock under award plans, net of forfeitures	18,715			8,479			(306)	10,236	18,715
Amortization of unearned compensation	600			600					600
Treasury stock acquired	(72,830)						1,200	(72,830)	(72,830)
Cash dividends declared	(123,086)				(123,086)				(123,086)
Distributions to noncontrolling interests	(50,402)									(50,402)
Other	—				(1,886)	1,886			—

BALANCES, March 30, 2019	$10,502,666	380,154	$152,061	$2,083,339	$10,714,279	$(308,787)	75,368	$(2,526,701)	$10,114,191	$388,475

		Nucor Stockholders
		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock (at cost)		Total Nucor Stockholders’ Equity	Noncontrolling Interests
	Total	Shares	Amount				Shares	Amount
BALANCES, December 31, 2017	$9,084,788	379,900	$151,960	$2,021,339	$8,463,709	$(254,681)	61,931	$(1,643,291)	$8,739,036	$345,752
Net earnings	380,112				354,179				354,179	25,933
Other comprehensive income (loss)	5,315					5,315			5,315
Stock options exercised	12,280	210	84	10,103			(78)	2,093	12,280
Stock option expense	350			350					350
Issuance of stock under award plans, net of forfeitures	15,241	43	17	8,805			(240)	6,419	15,241
Amortization of unearned compensation	700			700					700
Treasury stock acquired	(29,193)						443	(29,193)	(29,193)
Cash dividends declared	(121,881)				(121,881)				(121,881)
Distributions to noncontrolling interests	(24,793)									(24,793)

BALANCES, March 31, 2018	$9,322,919	380,153	$152,061	$2,041,297	$8,696,007	$(249,366)	62,056	$(1,663,972)	$8,976,027	$346,892

Dividends declared per share were $0.40 per share in the first quarter of 2019 ($0.38 per share in the first quarter of 2018).

In September 2018, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock. Share repurchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. The Board of Directors also terminated any previously authorized share repurchase programs. As of March 30, 2019, the Company had approximately $1.4 billion remaining available for share repurchases under the program.

15.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The following tables reflect the changes in other accumulated comprehensive income (loss) by component for the three-month periods ended March 30, 2019 and March 31, 2018 (in thousands):

	Three-Month (13-Week) Period Ended March 30, 2019
	Gains and Losses on Hedging Derivatives	Foreign Currency Gains and Losses	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(6,500)	$(304,646)	$7,013	$(304,133)
Other comprehensive income (loss) before reclassifications	731	(6,640)	—	(5,909)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(631)	—	—	(631)

Net current-period other comprehensive income (loss)	100	(6,640)	—	(6,540)
Other	—	—	1,886	1,886

Accumulated other comprehensive income (loss) at March 30, 2019	$(6,400)	$(311,286)	$8,899	$(308,787)

	Three-Month (13-Week) Period Ended March 31, 2018
	Gains and Losses on Hedging Derivatives	Foreign Currency Gains and Losses	Adjustment to Early Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(2,800)	$(257,513)	$5,632	$(254,681)
Other comprehensive income (loss) before reclassifications	(752)	6,115	—	5,363
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(48)	—	—	(48)

Net current-period other comprehensive income (loss)	(800)	6,115	—	5,315
Accumulated other comprehensive income (loss) at March 31, 2018	$(3,600)	$(251,398)	$5,632	$(249,366)

(1)

Includes $(631) and $(48) of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2019 and 2018, respectively. The tax impacts of those reclassifications were $(200) and $0 in the first quarter of 2019 and 2018, respectively.

16.

SEGMENTS: Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor, NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce direct reduced iron used by the steel mills; and our natural gas production operations.

Net interest expense on long-term debt, charges and credits associated with changes in allowances to eliminate intercompany profit in inventory, profit sharing expense and stock-based compensation are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates.

Nucor’s results by segment for the first quarter of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018
Net sales to external customers:
Steel mills	$3,949,402	$3,580,694
Steel products	1,654,522	1,468,711
Raw materials	492,700	519,014

	$6,096,624	$5,568,419

Intercompany sales:
Steel mills	$902,224	$898,326
Steel products	62,805	35,770
Raw materials	2,423,869	2,608,944
Corporate/eliminations	(3,388,898)	(3,543,040)

	$—	$—

Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$689,398	$560,503
Steel products	77,433	85,814
Raw materials	53,223	74,547
Corporate/eliminations	(130,438)	(204,952)

	$689,616	$515,912

	March 30, 2019	Dec. 31, 2018
Segment assets:
Steel mills	$9,135,256	$9,244,086
Steel products	4,774,332	4,734,636
Raw materials	3,405,968	3,492,126
Corporate/eliminations	771,142	449,740

	$18,086,698	$17,920,588

17.	REVENUE: The following tables disaggregate our revenue by major source for the first quarter of 2019 and 2018 (in thousands):

	Three Months (13 Weeks) Ended March 30, 2019
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,807,303	$—	$—	$1,807,303
Bar	1,115,130	—	—	1,115,130
Structural	433,929	—	—	433,929
Plate	593,040	—	—	593,040
Tubular Products	—	329,871	—	329,871
Rebar Fabrication	—	342,055	—	342,055
Other Steel Products	—	982,596	—	982,596
Raw Materials	—	—	492,700	492,700

	$3,949,402	$1,654,522	$492,700	$6,096,624

	Three Months (13 Weeks) Ended March 31, 2018
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,666,220	$—	$—	$1,666,220
Bar	1,090,147	—	—	1,090,147
Structural	396,697	—	—	396,697
Plate	427,630	—	—	427,630
Tubular Products	—	311,228	—	311,228
Rebar Fabrication	—	329,219	—	329,219
Other Steel Products	—	828,264	—	828,264
Raw Materials	—	—	519,014	519,014

	$3,580,694	$1,468,711	$519,014	$5,568,419

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share for the first quarter of 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018
Basic net earnings per share:
Basic net earnings	$501,806	$354,179
Earnings allocated to participating securities	(1,968)	(1,181)

Net earnings available to common stockholders	$499,838	$352,998

Average shares outstanding	306,585	319,421

Basic net earnings per share	$1.63	$1.11

Diluted net earnings per share:
Diluted net earnings	$501,806	$354,179
Earnings allocated to participating securities	(1,964)	(1,177)

Net earnings available to common stockholders	$499,842	$353,002

Diluted average shares outstanding:
Basic shares outstanding	306,585	319,421
Dilutive effect of stock options and other	595	1,053

	307,180	320,474
Diluted net earnings per share	$1.63	$1.10

The following stock options were excluded from the computation of diluted net earnings per share for the first quarter of 2019 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018
Anti-dilutive stock options:
Weighted-average shares	963	—

Weighted-average exercise price	$60.92	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “project,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; and (13) our safety performance.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor, NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 87%, 67% and 71%, respectively, in the first quarter of 2019 compared with 92%, 71% and 74%, respectively, in the first quarter of 2018.

In March 2019, Nucor announced its plans to build a new state of the art steel plate mill in Brandenburg, Kentucky. The new plate mill will have an estimated annual capacity of 1.2 million tons and employ approximately 400 people. The project is expected to take approximately three years to complete. The new plate mill will significantly strengthen Nucor’s plate product portfolio, giving the Company the ability to produce approximately 97% of the products demanded in the current domestic plate market, including the specialty higher-margin products. The new plate mill will complement Nucor’s existing plate mills in North Carolina, Alabama and Texas and is expected to be fully operational in 2022.

Results of Operations

Net Sales – Net sales to external customers by segment for the first quarter of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018	% Change
Steel mills	$3,949,402	$3,580,694	10%
Steel products	1,654,522	1,468,711	13%
Raw materials	492,700	519,014	-5%

Total net sales to external customers	$6,096,624	$5,568,419	9%

Net sales for the first quarter of 2019 increased 9% from the first quarter of 2018. Average sales price per ton increased 13% from $799 in the first quarter of 2018 to $901 in the first quarter of 2019. Total tons shipped to outside customers in the first quarter of 2019 were 6,767,000 tons, a 3% decrease from the first quarter of 2018.

In the steel mills segment, sales tons for the first quarter of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018	% Change
Outside steel shipments	4,772	5,016	-5%
Inside steel shipments	1,217	1,252	-3%

Total steel shipments	5,989	6,268	-4%

Net sales for the steel mills segment increased 10% in the first quarter of 2019 from the first quarter of 2018, due primarily to a 15% increase in the average sales price per ton from $717 to $826, partially offset by a 5% decrease in tons sold to outside customers. Our sheet, bar, beam and plate products all experienced higher average selling prices in the first quarter of 2019 as compared to the first quarter of 2018. Average selling prices for the steel mills increased throughout 2018, with the first quarter of 2018 experiencing the lowest average selling prices of the year. Average sales price per ton for the steel mills segment in the first quarter of 2019 decreased 4% from the fourth quarter of 2018.

Outside sales tonnage for the steel products segment for the first quarter of 2019 and 2018 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018	% Change
Joist sales	110	105	5%
Deck sales	106	106	—
Cold finish sales	143	147	-3%
Fabricated concrete reinforcing steel sales	259	290	-11%
Piling products sales	138	126	10%
Tubular products sales	263	284	-7%

Net sales for the steel products segment increased 13% in the first quarter of 2019 from the first quarter of 2018, due primarily to a 17% increase in the average sales price per ton from $1,270 to $1,480, which was partially offset by a 3% decrease in tons shipped to outside customers. Our piling and steel joists businesses experienced increased volumes in the first quarter of 2019 compared to the first quarter of 2018, while our rebar fabrication, tubular products and cold finished steel businesses experienced declines and our steel deck business was flat as compared to the first quarter of 2018.

Net sales for the raw materials segment decreased 5% in the first quarter of 2019 from the first quarter of 2018, primarily due to decreased average selling prices at DJJ’s brokerage operations, which were partially offset by increased volumes at DJJ’s brokerage operations. In the first quarter of 2019, approximately 89% of outside sales in the raw materials segment were from the brokerage operations of DJJ, and approximately 10% of the outside sales were from the scrap processing facilities (89% and 9%, respectively, in the first quarter of 2018).

Gross Margins – Nucor recorded gross margins of $895.9 million (15%) in the first quarter of 2019, which was an increase compared with $726.4 million (13%) in the first quarter of 2018.

•

In the steel mills segment, the average scrap and scrap substitutes cost per ton used in the first quarter of 2019 was $352, a 4% increase from $337 in the first quarter of 2018. However, metal margins for the steel mills segment increased as average selling prices outpaced the increase in scrap and scrap substitute costs and decreased volumes. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Metal margins for the steel mills segment in the first quarter of 2019 decreased from the fourth quarter of 2018 due to the 4% decrease in average sales price per ton from $860 to $826. The average scrap and scrap substitutes cost per ton used decreased 2% from $359 in the fourth quarter of 2018 to $352 in the first quarter of 2019.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices decreased during the first quarter of 2019, and we expect scrap prices to continue to decrease as we begin the second quarter of 2019.

•

Gross margins in the steel products segment decreased in the first quarter of 2019 as compared to the first quarter of 2018. Gross margin improvement in our building systems, joist and deck operations were offset by a decrease in gross margins in our tubular products and rebar fabrication operations.

•

Gross margins in the raw materials segment decreased in the first quarter of 2019 as compared to the first quarter of 2018, due primarily to the decreased profitability of our DRI facilities, which experienced lower average selling prices and increased iron ore costs in the first quarter of 2019.

Also contributing to the decline in gross margins in the raw materials segment in the first quarter of 2019 as compared to the first quarter of 2018 was the decreased performance of DJJ’s scrap processing operations, which experienced margin compression per unit in the first quarter of 2019. Additionally, the flow of scrap into DJJ’s scrap yards declined in the first quarter of 2019 as compared to the first quarter of 2018.

Marketing, Administrative and Other Expenses – A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased $16.0 million in the first quarter of 2019 as compared to the first quarter of 2018 due to the increased profitability of the Company.

Included in marketing, administrative and other expenses in the first quarter of 2019 was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment.

Equity in Earnings of Unconsolidated Affiliates – Equity in earnings of unconsolidated affiliates was $2.9 million and $9.6 million in the first quarter of 2019 and 2018, respectively. The decrease in equity method investment earnings was due to decreased earnings at NuMit and increased start-up costs at Nucor-JFE.

Interest Expense (Income) – Net interest expense for the first quarter of 2019 and 2018 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018
Interest expense	$37,062	$40,178
Interest income	(8,619)	(3,064)

Interest expense, net	$28,443	$37,114

Interest expense decreased in the first quarter of 2019 as compared to the first quarter of 2018 due to an increase in capitalized interest related to the significant capital projects being constructed in the first quarter of 2019. The increase in capitalized interest was partially offset by increased interest expense due to higher average debt outstanding in the first quarter of 2019 as compared to the first quarter of 2018 and interest expense related to leases caused by the adoption of the new lease accounting standard in the first quarter of 2019. Interest income increased in the first quarter of 2019 as compared to the first quarter of 2018 due to an increase in average investments and higher average interest rates on investments.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests – Earnings (loss) before income taxes and noncontrolling interests by segment for the first quarter of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2019	March 31, 2018
Steel mills	$689,398	$560,503
Steel products	77,433	85,814
Raw materials	53,223	74,547
Corporate/eliminations	(130,438)	(204,952)

	$689,616	$515,912

Earnings before income taxes and noncontrolling interests for the steel mills segment in the first quarter of 2019 increased from the first quarter of 2018, primarily due to the strong performance from our steel mills segment that benefited from higher average selling prices and increased metal margins. Improved earnings in the first quarter of 2019 at our plate, bar and structural mills were slightly offset by decreased earnings at our sheet mills as compared to the first quarter of 2018.

Earnings before income taxes and noncontrolling interests for the steel mills segment in the first quarter of 2019 decreased from the fourth quarter of 2018, primarily due to lower average selling prices and metal margins for sheet products. Our sheet mill customers are aggressively managing their inventory levels due to higher inventory levels at the end of 2018, a declining scrap price environment and additional domestic capacity that has come online over the recent months. We continue to be encouraged by the overall strength of our domestic end-use markets, and we believe that 21 of the 24 end-use markets we monitor are experiencing stable or improving demand. We expect 2019 to be another robust earnings year for Nucor.

In the steel products segment, earnings before income taxes and noncontrolling interests decreased in the first quarter of 2019 as compared to the first quarter of 2018, as decreased earnings in our tubular products and rebar fabrication operations offset increased performance in our building systems, joist and deck operations. The performance of the steel products segment in the first quarter of 2019 followed our typical seasonal trend, which was exacerbated by unusually challenging winter conditions that delayed shipments to certain nonresidential construction customers.

The profitability of our raw materials segment in the first quarter of 2019 decreased from the first quarter of 2018, primarily due to the decreased performance from our DRI facilities and DJJ’s scrap processing operations. Partially offsetting the decrease in profitability was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment that occurred in the first quarter of 2019.

The performance of the raw materials segment decreased in the first quarter of 2019 as compared to the fourth quarter of 2018, due primarily to margin compression in Nucor’s DRI businesses, which has experienced declining average selling prices since the fourth quarter of 2018.

The decrease in the loss of the corporate/eliminations line in the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to decreased intercompany eliminations of profit in inventory.

Noncontrolling Interests – Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to the increased earnings of NYS, which was a result of the increased metal margin per ton in the first quarter of 2019 as compared to the first quarter of 2018. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2019, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes – The effective tax rate for the first quarter of 2019 was 23.0% as compared to 26.3% for the first quarter of 2018. The expected effective tax rate for the full year of 2019 will be approximately 23.1% compared with 23.2% for the full year of 2018. The decrease in the effective tax rate for the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to the write-off of $21.8 million of deferred tax assets due to the change in the tax status of a subsidiary in the first quarter of 2018.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $52.1 million at March 30, 2019, exclusive of interest, could decrease by as much as $7.4 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2014. The tax years 2015 through 2017 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The 2015 tax year is currently under examination by the Canada Revenue Agency. The Trinidad and Tobago Inland Revenue Division is examining the Nu-Iron Unlimited 2013 corporate income tax return. The tax years 2011 through 2017 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity – Nucor reported consolidated net earnings of $501.8 million, or $1.63 per diluted share, in the first quarter of 2019 as compared to consolidated net earnings of $354.2 million, or $1.10 per diluted share, in the first quarter of 2018. Net earnings attributable to Nucor stockholders as a percentage of net sales were 8.2% and 6.4% in the first quarter of 2019 and 2018, respectively. Annualized return on average stockholders’ equity was 20.2% and 16.0% in the first quarter of 2019 and 2018, respectively.

Outlook – Earnings in the second quarter of 2019 are expected to be similar to the first quarter of 2019, excluding the gain on the sale of the equity method investment. The performance of the steel mills segment in the second quarter of 2019 is anticipated to be consistent as compared to the first quarter of 2019 as weakening margins for sheet and plate mill products are expected to be offset by improving margins for structural and bar mill products.

The profitability of Nucor’s steel products segment in the second quarter of 2019 is expected to significantly improve as compared to the first quarter of 2019, as typical seasonal patterns and improved weather conditions should benefit nonresidential construction markets.

The performance of the raw materials segment is expected to decrease in the second quarter of 2019 as compared to the first quarter of 2019, due to further margin compression in the Company’s DRI businesses.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2019 represented approximately 6% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

Liquidity and capital resources

Cash provided by operating activities was $650.7 million in the first quarter of 2019 as compared to $127.9 million in the first quarter of 2018. The primary reason for the increase in cash provided by operating activities was the $374.0 million reduction of cash used in operating assets and operating liabilities. Changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $115.3 million in the first quarter of 2019 as compared to $489.3 million of cash used in the first quarter of 2018. The funding of working capital in the first quarter of 2019 decreased from the prior year period due to the decrease in accounts receivable and inventories from year-end 2018 through the first three months of 2019 as compared to the larger increases in accounts receivable and inventories from year-end 2017 through the first three months of 2018. The average scrap and scrap substitutes cost per ton in inventory decreased 7% at the end of the first quarter of 2019 as compared to year-end 2018, and total inventory tons on hand at the end of the first quarter of 2019 decreased 4% from year-end 2018. Comparatively, the average scrap and scrap substitutes cost per ton in inventory at the end of the first quarter of 2018 increased 13% from year-end 2017 while total inventory tons on hand decreased only 1%. Accounts receivable at the end of the first quarter of 2019 decreased as compared to year-end 2018 as net sales for the first quarter of 2019 decreased 3% as compared to the fourth quarter of 2018. Cash used in funding working capital in the first quarter of 2018 increased due to higher accounts receivable balances at the end of the first quarter of 2018 as compared to year-end 2017, as net sales increased 9% in the first quarter of 2018 as compared to the fourth quarter of 2017. These decreases in cash used to fund working capital in the first quarter of 2019 as compared to the first quarter of 2018 were partially offset by an increase in cash used to fund salaries, wages and related accruals. The increase in cash used to fund salaries, wages and related accruals was primarily attributable to the increased payout of accrued profit sharing and other incentive compensation costs in the first quarter of 2019 as compared to payouts in the first quarter of 2018. The first quarter of 2019 payment was based on Nucor’s financial performance in 2018, which was a record earnings year. Also contributing to the increase in cash provided by operating activities in the first quarter of 2019 as compared to the first quarter of 2018 was the 40% increase in net earnings in the first quarter of 2019 over the first quarter of 2018.

The current ratio was 3.4 at the end of the first quarter of 2019 and 3.1 at year-end 2018. The main driver of the increase in the current ratio was the 48% decrease in salaries, wages and related accruals at March 30, 2019 as compared to December 31, 2018. The decrease in salaries, wages and related accruals was primarily due to the payout of accrued profit sharing and other incentive compensation costs in the first quarter of 2019, as mentioned above. Also contributing to the increase in the current ratio was a 14% increase in cash and cash equivalents and short-term investments. The increase in cash and cash equivalents was primarily due to the robust amount of cash generated by operations, partially offset by capital expenditures, dividends and treasury stock buybacks. In the first quarter of 2019, accounts receivable turned approximately every five weeks and inventories turned approximately every 11 weeks. These ratios compare with accounts receivable turnover of approximately every five weeks and inventory turnover of approximately every 10 weeks in the first quarter of 2018.

Cash used in investing activities during the first quarter of 2019 was $265.6 million as compared to $171.2 million in the prior year period. The primary driver for the increase in cash used in investing activities was that cash used for capital expenditures increased from $172.2 million in the first quarter of 2018 to $288.8 million in the first quarter of 2019. The higher levels of capital expenditures in the first quarter of 2019 over the first quarter of 2018 were primarily related to the new hot band galvanizing line and the sheet mill expansion at Nucor Steel Gallatin and the new micro mill greenfield expansion in Sedalia, Missouri. Cash provided by the divestiture of an affiliate of $67.6 million in the first quarter of 2019, related to the sale of an equity method investment, was partially offset by the $50.0 million purchase of investments in the same period. Cash used in investments and advances to affiliates of $55.9 million in the first quarter of 2018 was partially offset by cash provided from the sale of an investment of $50.0 million in the same period.

Cash used in financing activities during the first quarter of 2019 was $233.2 million as compared to $145.5 million in the prior year period. The majority of this change related to treasury stock repurchases of $72.8 million in the first quarter of 2019 as compared to $29.2 million in the first quarter of 2018. In addition, there was an increase in distributions to noncontrolling interests of $25.6 million in the first quarter of 2019 as compared to the first quarter of 2018.

Nucor’s conservative financial practices have served us well in the past and continue to serve us well today. Our cash and cash equivalents and short-term investments position remained strong at $1.6 billion as of March 30, 2019. Nucor’s solid cash and cash equivalents and short-term investments position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to supplement our base dividend with additional returns of capital to our stockholders when both our earnings and financial condition are strong. We intend to return a minimum of 40% of our net earnings to our stockholders while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. We will use stock repurchases or supplemental dividends to reach this level when our base dividend is not sufficient to meet this goal. The primary factor we will use to decide between share repurchases and supplemental dividends will be our assessment of the intrinsic value of a Nucor share. If we believe Nucor shares to be trading at a discount to their intrinsic value, we will likely employ repurchases to return capital to our stockholders. In September 2018, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of its common stock. As of March 30, 2019, the Company had approximately $1.4 billion remaining for share repurchases under the program.

Nucor’s $1.5 billion revolving credit facility is undrawn and was amended and restated in April 2018 to extend the maturity date to April 2023. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard & Poor’s and a Baa1 long-term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of March 30, 2019, our funded debt to total capital ratio was 29%, and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of March 30, 2019.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2019 are expected to be approximately $1.8 billion as compared to $997.3 million in 2018. The increase in projected 2019 capital expenditures is primarily due to the fact that several major expansion projects will be underway in 2019. The projects that we anticipate will have the largest capital expenditures in 2019 are the hot band galvanizing line at Nucor Steel Arkansas, the hot band galvanizing line and the sheet mill expansion at Nucor Steel Gallatin, the two micro mill greenfield expansions in Sedalia, Missouri and Frostproof, Florida, the merchant bar rolling facility at Nucor Steel Kankakee and the recently announced steel plate mill in Brandenburg, Kentucky. In addition to these expansion projects, we also have a project underway at Nucor Steel Louisiana to improve the reliability and efficiency of the facility.

In February 2019, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.40 per share payable on May 10, 2019, to stockholders of record on March 29, 2019. This dividend is Nucor’s 184th consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2018. There were no interest rate swaps outstanding at March 30, 2019.

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

Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States. For the three months ended March 30, 2019, the volume of natural gas sold from our drilling operations was approximately 13% of the volume of natural gas purchased for consumption in our domestic steelmaking and DRI facilities.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At March 30, 2019, accumulated other comprehensive loss, net of income taxes included $6.4 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at March 30, 2019, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$11,312	$28,280
Aluminum	$3,549	$8,901
Copper	$1,894	$4,858

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at March 30, 2019 were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended March 30, 2019 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2019 - January 26, 2019	—	$—	—	$1,497,394
January 27, 2019 - February 23, 2019	1,125	$60.64	1,125	$1,429,174
February 24, 2019 - March 30, 2019	75	$61.43	75	$1,424,567

For the Quarter Ended March 30, 2019	1,200	$60.69	1,200	$1,424,567

(1)	Includes commissions of $0.02 per share.
(2)

On September 6, 2018, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock. This share repurchase authorization is discretionary and has no expiration date. The Board of Directors also terminated any previously authorized share repurchase programs.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws as amended and restated September 15, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 20, 2016 (File No. 001-04119))

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended March 30, 2019, filed on May 8, 2019, formatted in XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President

Dated: May 8, 2019