Form 10-Q
period 2019-06-29
NUCOR CORP
filed 2019-08-07
CIK 73309

Second Quarter 2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

303,157,475 shares of the registrant’s common stock were outstanding at June 29, 2019.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended June 29, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$5,895,986	$6,460,774	$11,992,610	$12,029,193
Costs, expenses and other:
Cost of products sold	5,120,492	5,294,184	10,321,224	10,136,197
Marketing, administrative and other expenses	208,980	234,381	389,719	417,341
Equity in earnings of unconsolidated affiliates	(1,138)	(10,943)	(4,044)	(20,523)
Interest expense, net	33,030	29,451	61,473	66,565
	5,361,364	5,547,073	10,768,372	10,599,580
Earnings before income taxes and noncontrolling interests	534,622	913,701	1,224,238	1,429,613
Provision for income taxes	122,345	200,086	281,168	335,886
Net earnings	412,277	713,615	943,070	1,093,727
Earnings attributable to noncontrolling interests	25,794	30,462	54,781	56,395
Net earnings attributable to Nucor stockholders	$386,483	$683,153	$888,289	$1,037,332
Net earnings per share:
Basic	$1.26	$2.14	$2.89	$3.24
Diluted	$1.26	$2.13	$2.88	$3.23
Average shares outstanding:
Basic	305,461	318,467	306,017	318,941
Diluted	305,952	319,391	306,559	319,930

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net earnings	$412,277	$713,615	$943,070	$1,093,727
Other comprehensive income:
Net unrealized loss on hedging derivatives, net of income taxes of $(1,700) and $(1,100) for the second quarter of 2019 and 2018, respectively, and $(1,500) and $(600) for the first six months of 2019 and 2018, respectively	(5,217)	(3,647)	(4,486)	(4,399)
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of $200 and $100 for the second quarter of 2019 and 2018, respectively, and $0 and $100 for the first six months of 2019 and 2018, respectively	517	447	(114)	399
Foreign currency translation gain (loss), net of income taxes of $0 for the second quarter and first six months of 2019 and 2018	15,727	(43,466)	9,087	(37,351)
	11,027	(46,666)	4,487	(41,351)
Comprehensive income	423,304	666,949	947,557	1,052,376
Comprehensive income attributable to noncontrolling interests	(25,794)	(30,462)	(54,781)	(56,395)
Comprehensive income attributable to Nucor stockholders	$397,510	$636,487	$892,776	$995,981

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,431,792	$1,398,886
Short-term investments	50,000	-
Accounts receivable, net	2,399,239	2,505,568
Inventories, net	4,268,799	4,553,500
Other current assets	317,369	178,311
Total current assets	8,467,199	8,636,265
Property, plant and equipment, net	5,797,513	5,334,748
Goodwill	2,187,825	2,184,336
Other intangible assets, net	786,406	828,504
Other assets	887,537	936,735
Total assets	$18,126,480	$17,920,588
LIABILITIES
Current liabilities:
Short-term debt	$60,087	$57,870
Accounts payable	1,219,792	1,428,191
Salaries, wages and related accruals	476,255	709,397
Accrued expenses and other current liabilities	624,280	610,842
Total current liabilities	2,380,414	2,806,300
Long-term debt due after one year	4,234,308	4,233,276
Deferred credits and other liabilities	813,750	679,044
Total liabilities	7,428,472	7,718,620
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,098,809	2,073,715
Retained earnings	10,977,950	10,337,445
Accumulated other comprehensive loss,
net of income taxes	(297,760)	(304,133)
Treasury stock	(2,630,343)	(2,467,010)
Total Nucor stockholders' equity	10,300,717	9,792,078
Noncontrolling interests	397,291	409,890
Total equity	10,698,008	10,201,968
Total liabilities and equity	$18,126,480	$17,920,588

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018
Operating activities:
Net earnings	$943,070	$1,093,727
Adjustments:
Depreciation	321,979	316,402
Amortization	42,748	44,573
Stock-based compensation	61,260	51,905
Deferred income taxes	57,052	48,181
Distributions from affiliates	27,405	27,453
Equity in earnings of unconsolidated affiliates	(4,044)	(20,523)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	112,015	(602,414)
Inventories	281,119	(676,266)
Accounts payable	(248,671)	367,950
Federal income taxes	(122,358)	208,996
Salaries, wages and related accruals	(220,946)	1,631
Other operating activities	(62,774)	8,977
Cash provided by operating activities	1,187,855	870,592
Investing activities:
Capital expenditures	(649,947)	(361,486)
Investment in and advances to affiliates	(11,170)	(73,427)
Divestiture of affiliates	67,591	-
Disposition of plant and equipment	18,396	17,297
Acquisitions (net of cash acquired)	(9,495)	-
Purchase of investments	(50,000)	-
Proceeds from the sale of investments	-	50,000
Other investing activities	2,176	1,378
Cash used in investing activities	(632,449)	(366,238)
Financing activities:
Net change in short-term debt	2,217	6,334
Proceeds from long-term debt, net of discount	-	995,710
Repayment of long-term debt	-	(500,000)
Bond issuance related costs	-	(7,625)
Issuance of common stock	5,892	12,280
Payment of tax withholdings on certain stock-based compensation	(15,446)	(19,508)
Distributions to noncontrolling interests	(67,380)	(40,130)
Cash dividends	(246,474)	(243,649)
Acquisition of treasury stock	(197,511)	(170,315)
Other financing activities	(4,346)	(3,879)
Cash (used in) provided by financing activities	(523,048)	29,218
Effect of exchange rate changes on cash	548	3,777
Increase in cash and cash equivalents	32,906	537,349
Cash and cash equivalents - beginning of year	1,398,886	949,104
Cash and cash equivalents - end of six months	$1,431,792	$1,486,453
Non-cash investing activity:
Change in accrued plant and equipment purchases	$39,862	$1,776

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1.

BASIS OF INTERIM PRESENTATION: The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In addition, we elected the package of practical expedients permitted under the transition guidance within the new lease standard, which, among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements, and the short-term lease exemption policy such that the new lease guidance was applied to leases greater than one year in duration. The adoption of the new lease standard did not have a material impact on our consolidated financial statements as it resulted in an increase of 0.5% and 1.2% to our total assets and total liabilities, respectively, on our consolidated balance sheet at January 1, 2019. The new lease standard did not materially impact our consolidated net earnings and had no impact on our cash flows. See Note 4 for further information.

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
2.

INVENTORIES: Inventories consisted of approximately 40% raw materials and supplies and 60% finished and semi-finished products at June 29, 2019 (43% and 57%, respectively, at December 31, 2018). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $9.46 billion at June 29, 2019 ($9.19 billion at December 31, 2018).

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

As a result of the impairment assessment, Nucor recorded an impairment charge of $110.0 million relating to two fields of wells in the third quarter of 2018. The post-impairment combined carrying value of these two fields was $68.6 million at June 29, 2019 ($71.0 million at December 31, 2018). The third field was not impaired and had a carrying value of $49.5 million at June 29, 2019 ($51.8 million at December 31, 2018). Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the assessment could cause management to revise the natural gas and natural gas liquids price assumptions, the estimated reserves or the estimated drilling production costs. Unfavorable revisions to these assumptions or estimates could possibly result in an impairment of some or all of the fields of proved well assets.

4.	LEASES: We lease certain equipment, office space and land. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion and we consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or a purchase option reasonably certain of exercise.

We determine that a contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In evaluating whether we have the right to control the use of an identified asset, we assess whether or not we have the right to direct the use of the identified asset and to obtain substantially all of the economic benefit from the use of the identified asset.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Certain of our lease agreements include payments that adjust periodically for consumption of goods provided by the right-of-use asset in excess of contractually determined minimum amounts and for inflation. These variable lease payments are not significant. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total lease costs included in the condensed consolidated statement of earnings for the second quarter of 2019 were $11.1 million. Finance lease costs were $5.2 million in the second quarter of 2019, with $2.4 million being included in cost of products sold related to amortization of leased assets and $2.8 million being included in interest expense, net related to interest on lease liabilities. Operating lease costs were $5.9 million in the second quarter of 2019, with $5.3 million being included in cost of products sold related to amortization of leased assets and $0.6 million being included in marketing, administrative and other expenses of leased assets.

Total lease costs included in the condensed consolidated statement of earnings for the first six months of 2019 were $22.1 million. Finance lease costs were $10.4 million in the first six months of 2019, with $4.7 million being included in cost of products sold related to amortization of leased assets and $5.7 million being included in interest expense, net related to interest on lease liabilities. Operating lease costs were $11.7 million in the first six months of 2019, with $11.1 million being included in cost of products sold related to amortization of leased assets and $0.6 million being included in marketing, administrative and other expenses of leased assets.

Supplemental cash flow information related to our leases are as follows (in thousands):

Six Months
(26 Weeks) Ended
June 29, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$11,687
Operating cash flows from finance leases	$5,663
Financing cash flows from finance leases	$4,346

Supplemental balance sheet information related to our leases is as follows (in thousands):

		June 29, 2019
Assets:
Operating lease	Property, plant and equipment, net	$91,084
Finance lease	Property, plant and equipment, net	65,445
Total leased		$156,529
Liabilities:
Current operating	Accrued expenses and other current liabilities	$17,761
Current finance	Accrued expenses and other current liabilities	8,140
Non-current operating	Deferred credits and other liabilities	73,714
Non-current finance	Deferred credits and other liabilities	71,249
Total leased		$170,864

Weighted-average remaining lease term and discount rate for our leases are as follows:

June 29, 2019
Weighted-average remaining lease term - operating leases	9.3 years
Weighted-average remaining lease term - finance leases	10.7 years
Weighted-average discount rate - operating leases	3.8%
Weighted-average discount rate - finance leases	31.6%

The reason for the substantial weighted-average discount rate – finance leases, of 31.6%, is due to Nucor’s past accounting for the respective finance leases following the former accounting guidance for capital leases. Pursuant to the former lease accounting guidance, the recognition of a capital lease asset and associated capital lease liability could not exceed the fair market value of the leased asset at the lease commencement. Accordingly, the incremental borrowing rate was adjusted upward so that the present value of the minimum lease payments would equal the fair value of the asset.

Maturities of lease liabilities by fiscal year for our leases are as follows as of June 29, 2019 (in thousands):

	Operating Leases	Finance Leases
Maturities of lease liabilities, year ending December 31,
2019	$11,337	$9,493
2020	18,444	18,333
2021	15,836	17,858
2022	14,034	17,064
2023	11,020	15,221
Thereafter	40,924	79,241
Total lease payments	$111,595	$157,210
Less imputed interest	(20,120)	(77,821)
Present value of lease liabilities	$91,475	$79,389

Prior Period Disclosures - As a result of adopting the new lease accounting guidance on January 1, 2019 under the modified retrospective approach, the Company is required to present future minimum lease commitments for capital leases and operating leases having initial or noncancellable lease terms in excess of one year that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and accounted for under previous lease guidance.

Total future minimum lease payments related to capital leases at December 31, 2018 were $154.8 million, with the timing of those payments estimated at that date to be made as follows: $17.7 million in 2019; a total of $33.6 million to be paid between 2020 and 2021; a total of $30.0 million to be paid between 2022 and 2023; and $73.4 million to be paid thereafter.

Total future minimum lease payments related to operating leases having initial or noncancellable lease terms in excess of one year at December 31, 2018 were $128.6 million, with the timing of those payments estimated at that date to be made as follows: $31.8 million in 2019; a total of $45.0 million to be paid between 2020 and 2021; a total of $28.4 million to be paid between 2022 and 2023; and $23.5 million to be paid thereafter.

The gross amount of assets recorded under capital leases was $89.4 million as of December 31, 2018, which primarily consisted of buildings and improvements or machinery and equipment.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the six months ended June 29, 2019 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2018	$591,986	$862,773	$729,577	$2,184,336
Translation	-	3,489	-	3,489
Reclassifications	-	-	-	-
Balance at June 29, 2019	$591,986	$866,262	$729,577	$2,187,825

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2018 and concluded that as of such time there was no impairment of goodwill for any of its reporting units.

The assessment performed in 2018 used forward-looking projections and included significant expected improvements in the future cash flows of one of the Company’s reporting units, Rebar Fabrication. The fair value of this reporting unit exceeded its carrying value by approximately 8% in the most recent assessment. The operating results of this reporting unit declined significantly and remained depressed throughout 2018. Nucor expects the operating results of this reporting unit to improve when the price of steel in relation to the reporting unit’s backlog pricing stabilizes. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, noncash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $356.1 million as of June 29, 2019 ($353.0 million as of December 31, 2018). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $72.0 million as of June 29, 2019 ($76.7 million as of December 31, 2018). There have been no triggering events requiring an interim assessment for impairment since the most recent annual goodwill impairment testing date.

During the first six months of 2019, the operating results and updated future projections of one of the Company’s reporting units, Grating, decreased from the assumptions used in our most recent impairment assessment. The fair value of this reporting unit exceeded its carrying value by approximately 19% in that assessment. The decline in operating results was determined not to be indicative of a long-term decline representing a triggering event given the amount the fair value of the reporting unit exceeded its carrying amount in the most recent assessment. As of June 29, 2019, total goodwill and finite-lived intangible assets associated with the Grating reporting unit were $36.7 million and $3.5 million, respectively. Management is currently assessing the Grating reporting unit’s business strategy and structure and will continue to monitor the reporting unit for potential triggering events that would require an interim assessment for impairment.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of June 29, 2019 and December 31, 2018 (in thousands):

	June 29, 2019		December 31, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,421,296	$748,899	$1,418,250	$713,656
Trademarks and trade names	177,663	92,836	176,046	87,680
Other	63,807	34,625	67,820	32,276
	$1,662,766	$876,360	$1,662,116	$833,612

Intangible asset amortization expense in the second quarter of 2019 and 2018 was $21.2 million and $22.1 million, respectively, and was $42.7 million and $44.6 million in the first six months of 2019 and 2018, respectively. Annual amortization expense is estimated to be $87.1 million in 2019; $84.7 million in 2020; $83.5 million in 2021; $81.2 million in 2022; and $80.0 million in 2023.
6.

EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $821.2 million at June 29, 2019 ($869.9 million at December 31, 2018) and is recorded in other assets in the condensed consolidated balance sheets.

NUMIT

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit was $320.3 million at June 29, 2019 ($337.2 million at December 31, 2018). Nucor received distributions of $27.4 million and $27.5 million from NuMit during the first six months of 2019 and 2018, respectively.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor was $262.0 million at June 29, 2019 ($269.1 million at December 31, 2018). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $111.9 million at June 29, 2019, resulting in a basis difference of $150.1 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($87.6 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.3 million during the second quarters of both 2019 and 2018, respectively, and was $4.5 million and $4.8 million in the first six months of 2019 and 2018, respectively.

As of June 29, 2019, Nucor had outstanding notes receivable of €35.0 million ($39.8 million) from Duferdofin Nucor (€35.0 million, or $40.2 million, as of December 31, 2018). The notes receivable bear interest at 0.84% and reset annually on September 30 to the 12-month Euro Interbank Offered Rate plus 1% per year. The maturity date of the principal amounts was extended to January 31, 2022 during the first quarter of 2018. As of June 29, 2019 and December 31, 2018, the notes receivable were classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (“Facility A”). The fair value of the guarantee is immaterial. In April 2018, Duferdofin Nucor amended and extended Facility A to mature on April 16, 2021. The maximum amount Duferdofin Nucor could borrow under Facility A was €160.0 million ($181.9 million) at June 29, 2019. As of June 29, 2019, there was €154.0 million ($175.1 million) outstanding under that facility (€155.0 million, or $178.0 million, as of December 31, 2018). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

NUCOR-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. Nucor-JFE plant construction has commenced and operations are expected to begin in the second half of 2019. Nucor accounts for the investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Nucor-JFE was $143.4 million at June 29, 2019 ($135.7 million at December 31, 2018).

On January 16, 2019, Nucor entered into an agreement to guarantee a percentage, equal to its ownership percentage (50%), of Nucor-JFE’s borrowings under the General Financing Agreement and Promissory Note (the “Facility”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on April 30, 2020. Under the Facility, the maximum amount Nucor-JFE could borrow was $65.0 million as of June 29, 2019. The Facility is uncommitted. As of June 29, 2019, there was $65.0 million outstanding under the Facility. If Nucor-JFE fails to pay when due any amounts for which it is obligated under the Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

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
7.

CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $181.0 million at June 29, 2019 ($89.8 million at December 31, 2018). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $122.8 million at June 29, 2019 ($123.4 million at December 31, 2018).

8.

FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of June 29, 2019 and December 31, 2018 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 29, 2019
Assets:
Cash equivalents	$1,152,174	$1,152,174	$-	$-
Short-term investments	50,000	50,000	-	-
Derivative contracts	1,078	-	1,078	-
Total assets	$1,203,252	$1,202,174	$1,078	$-
Liabilities:
Derivative contracts	$(15,152)	$-	$(15,152)	$-
As of December 31, 2018
Assets:
Cash equivalents	$1,084,319	$1,084,319	$-	$-
Derivative contracts	4,772	-	4,772	-
Total assets	$1,089,091	$1,084,319	$4,772	$-
Liabilities:
Derivative contracts	$(8,600)	$-	$(8,600)	$-

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

The fair value of short-term and long-term debt, including current maturities, was approximately $4.74 billion at June 29, 2019 ($4.45 billion at December 31, 2018). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at June 29, 2019 and December 31, 2018, or similar debt with the same maturities, ratings and interest rates.
9.

CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $17.0 million of accrued environmental costs at June 29, 2019 ($18.4 million at December 31, 2018), $4.6 million was classified in accrued expenses and other current liabilities ($7.0 million at December 31, 2018) and $12.4 million was classified in deferred credits and other liabilities ($11.4 million at December 31, 2018). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

10.

STOCK-BASED COMPENSATION: Overview – The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved the Omnibus Plan on May 8, 2014. The Omnibus Plan permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 13.0 million shares of the Company’s common stock. As of June 29, 2019, 3.6 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of June 29, 2019, 1.5 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first six months of 2019 is as follows (in thousands, except years and per share amounts):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	3,828	$49.71
Granted	489	$48.00
Exercised	(153)	$38.56		$3,058
Canceled	-	$-
Outstanding at June 29, 2019	4,164	$49.92	6.1 years	$27,194
Stock options exercisable at June 29, 2019	2,914	$47.13	4.9 years	$24,130

For the 2019 stock option grant, the grant date fair value of $8.69 per share was calculated using the Black-Scholes option-pricing model with the following assumptions:

Exercise price	$48.00
Expected dividend yield	3.33%
Expected stock price volatility	25.57%
Risk-free interest rate	2.03%
Expected life (years)	6.5

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $3.8 million and $3.6 million in the second quarter of 2019 and 2018, respectively, and $4.1 million and $4.0 million in the first six months of 2019 and 2018, respectively. As of June 29, 2019, unrecognized compensation expense related to stock options was $1.8 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first six months of 2019 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,246	$59.09
Granted	1,770	$48.00
Vested	(1,131)	$52.47
Canceled	(17)	$60.62
Unvested at June 29, 2019	1,868	$52.58

Compensation expense for RSUs was $41.3 million and $32.6 million in the second quarter of 2019 and 2018, respectively, and $48.1 million and $38.3 million in the first six months of 2019 and 2018, respectively. As of June 29, 2019, unrecognized compensation expense related to unvested RSUs was $81.4 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first six months of 2019 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	130	$62.97
Granted	316	$58.04
Vested	(287)	$58.70
Canceled	-	$-
Unvested at June 29, 2019	159	$60.87

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $3.7 million and $5.3 million in the second quarter of 2019 and 2018, respectively, and $9.1 million and $9.7 million in the first six months of 2019 and 2018, respectively. As of June 29, 2019, unrecognized compensation expense related to unvested restricted stock awards was $2.6 million, which is expected to be recognized over a weighted-average period of 1.9 years.
11.

EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $52.5 million and $88.4 million in the second quarter of 2019 and 2018, respectively, and $123.7 million and $140.1 million in the first six months of 2019 and 2018, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

12.	INTEREST EXPENSE (INCOME): The components of net interest expense for the second quarter and first six months of 2019 and 2018 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest expense	$41,953	$35,341	$79,015	$75,519
Interest income	(8,923)	(5,890)	(17,542)	(8,954)
Interest expense, net	$33,030	$29,451	$61,473	$66,565

Included in interest expense in the second quarter and first six months of 2018 was the benefit received from the settlement of a treasury lock instrument that was entered into in anticipation of the Company’s debt issuance that occurred in the second quarter of 2018. The Company did not elect hedge accounting for this instrument.

13.

INCOME TAXES: The effective tax rate for the second quarter of 2019 was 22.9% as compared to 21.9% for the second quarter of 2018. Included in the second quarter of 2018 were benefits totaling $10.6 million related to state tax credits and tax return true-ups.

Nucor has concluded U.S. federal income tax matters for years through 2014. The tax years 2015 through 2017 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The 2015 tax year is currently under examination by the Canada Revenue Agency. The Trinidad and Tobago Inland Revenue Division is examining the Nu-Iron Unlimited 2013 corporate income tax return. The tax years 2012 through 2018 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $0.9 million at June 29, 2019 ($0.7 million at December 31, 2018). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $387.9 million at June 29, 2019 ($332.0 million at December 31, 2018).

14.

STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership), of which Nucor owns 51%, for the three months and six months ended June 29, 2019 and June 30, 2018 (in thousands):

		Three Months (13 Weeks) Ended June 29, 2019
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, March 30, 2019	$10,502,666	380,154	$152,061	$2,083,339	$10,714,279	$(308,787)	75,368	$(2,526,701)	$10,114,191	$388,475
Net earnings	412,277	-	-	-	386,483	-	-	-	386,483	25,794
Other comprehensive income (loss)	11,027	-	-	-	-	11,027	-	-	11,027	-
Stock options exercised	2,756	-	-	575	-	-	(65)	2,181	2,756	-
Stock option expense	3,800	-	-	3,800	-	-	-	-	3,800	-
Issuance of stock under award plans, net of forfeitures	29,554	-	-	10,696	-	-	(556)	18,858	29,554	-
Amortization of unearned compensation	400	-	-	400	-	-	-	-	400	-
Treasury stock acquired	(124,681)	-	-	-	-	-	2,250	(124,681)	(124,681)	-
Cash dividends declared	(122,812)	-	-	-	(122,812)	-	-	-	(122,812)	-
Distributions to noncontrolling interests	(16,978)	-	-	-	-	-	-	-	-	(16,978)
Other	(1)	-	-	(1)	-	-	-	-	(1)	-
BALANCES, June 29, 2019	$10,698,008	380,154	$152,061	$2,098,809	$10,977,950	$(297,760)	76,997	$(2,630,343)	$10,300,717	$397,291

		Six Months (26 Weeks) Ended June 29, 2019
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2018	$10,201,968	380,154	$152,061	$2,073,715	$10,337,445	$(304,133)	74,562	$(2,467,010)	$9,792,078	$409,890
Net earnings	943,070	-	-	-	888,289	-	-	-	888,289	54,781
Other comprehensive income (loss)	4,487	-	-	-	-	4,487	-	-	4,487	-
Stock options exercised	5,892	-	-	808	-	-	(153)	5,084	5,892	-
Stock option expense	4,112	-	-	4,112	-	-	-	-	4,112	-
Issuance of stock under award plans, net of forfeitures	48,269	-	-	19,175	-	-	(862)	29,094	48,269	-
Amortization of unearned compensation	1,000	-	-	1,000	-	-	-	-	1,000	-
Treasury stock acquired	(197,511)	-	-	-	-	-	3,450	(197,511)	(197,511)	-
Cash dividends declared	(245,898)	-	-	-	(245,898)	-	-	-	(245,898)	-
Distributions to noncontrolling interests	(67,380)	-	-	-	-	-	-	-	-	(67,380)
Other	(1)	-	-	(1)	(1,886)	1,886	-	-	(1)	-
BALANCES, June 29, 2019	$10,698,008	380,154	$152,061	$2,098,809	$10,977,950	$(297,760)	76,997	$(2,630,343)	$10,300,717	$397,291

		Three Months (13 Weeks) Ended June 30, 2018
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, March 31, 2018	$9,322,919	380,154	$152,061	$2,041,297	$8,696,007	$(249,366)	62,056	$(1,663,972)	$8,976,027	$346,892
Net earnings	713,615	-	-	-	683,153	-	-	-	683,153	30,462
Other comprehensive income (loss)	(46,666)	-	-	-	-	(46,666)	-	-	(46,666)	-
Stock option expense	3,587	-	-	3,587	-	-	-	-	3,587	-
Issuance of stock under award plans, net of forfeitures	19,465	-	-	6,198	-	-	(479)	13,267	19,465	-
Amortization of unearned compensation	300	-	-	300	-	-	-	-	300	-
Treasury stock acquired	(141,122)	-	-	-	-	-	2,233	(141,122)	(141,122)	-
Cash dividends declared	(121,337)	-	-	-	(121,337)	-	-	-	(121,337)	-
Distributions to noncontrolling interests	(15,337)	-	-	-	-	-	-	-	-	(15,337)
Other	-	-	-	1	(1)	-	-	-	-	-
BALANCES, June 30, 2018	$9,735,424	380,154	$152,061	$2,051,383	$9,257,822	$(296,032)	63,810	$(1,791,827)	$9,373,407	$362,017

		Six Months (26 Weeks) Ended June 30, 2018
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2017	$9,084,788	379,900	$151,960	$2,021,339	$8,463,709	$(254,681)	61,931	$(1,643,291)	$8,739,036	$345,752
Net earnings	1,093,727	-	-	-	1,037,332	-	-	-	1,037,332	56,395
Other comprehensive income (loss)	(41,351)	-	-	-	-	(41,351)	-	-	(41,351)	-
Stock options exercised	12,280	210	84	10,103	-	-	(78)	2,093	12,280	-
Stock option expense	3,937	-	-	3,937	-	-	-	-	3,937	-
Issuance of stock under award plans, net of forfeitures	34,706	44	17	15,003	-	-	(720)	19,686	34,706	-
Amortization of unearned compensation	1,000	-	-	1,000	-	-	-	-	1,000	-
Treasury stock acquired	(170,315)	-	-	-	-	-	2,677	(170,315)	(170,315)	-
Cash dividends declared	(243,218)	-	-	-	(243,218)	-	-	-	(243,218)	-
Distributions to noncontrolling interests	(40,130)	-	-	-	-	-	-	-	-	(40,130)
Other	-	-	-	1	(1)	-	-	-	-	-
BALANCES, June 30, 2018	$9,735,424	380,154	$152,061	$2,051,383	$9,257,822	$(296,032)	63,810	$(1,791,827)	$9,373,407	$362,017

Dividends declared per share were $0.40 per share in the second quarter of 2019 ($0.38 per share in the second quarter of 2018) and $0.80 per share in the first six months of 2019 ($0.76 per share in the first six months of 2018).

In September 2018, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock. Share repurchases will be made from time to time in the open market at prevailing market prices, through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. The Board of Directors also terminated any previously authorized share repurchase programs. As of June 29, 2019, the Company had approximately $1.3 billion remaining available for share repurchases under the program.
15.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three- and six-month periods ended June 29, 2019 and June 30, 2018 (in thousands):

	Three-Month (13-Week) Period Ended
	June 29, 2019
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at March 30, 2019	$(6,400)	$(311,286)	$8,899	$(308,787)
Other comprehensive income (loss) before reclassifications	(5,217)	15,727	-	10,510
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	517	-	-	517
Net current-period other comprehensive income (loss)	(4,700)	15,727	-	11,027
Accumulated other comprehensive income (loss) at June 29, 2019	$(11,100)	$(295,559)	$8,899	$(297,760)

	Six-Month (26-Week) Period Ended
	June 29, 2019
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(6,500)	$(304,646)	$7,013	$(304,133)
Other comprehensive income (loss) before reclassifications	(4,486)	9,087	-	4,601
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(114)	-	-	(114)
Net current-period other comprehensive income (loss)	(4,600)	9,087	-	4,487
Other	-	-	1,886	1,886
Accumulated other comprehensive income (loss) at June 29, 2019	$(11,100)	$(295,559)	$8,899	$(297,760)

(1)

Includes $517 and $(114) of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2019, respectively. The tax impacts of those reclassifications were $200 and $0 in the second quarter and first six months of 2019, respectively.

	Three-Month (13-Week) Period Ended
	June 30, 2018
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at March 31, 2018	$(3,600)	$(251,398)	$5,632	$(249,366)
Other comprehensive income (loss) before reclassifications	(3,647)	(43,466)	-	(47,113)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	447	-	-	447
Net current-period other comprehensive income (loss)	(3,200)	(43,466)	-	(46,666)
Accumulated other comprehensive income (loss) at June 30, 2018	$(6,800)	$(294,864)	$5,632	$(296,032)

	Six-Month (26-Week) Period Ended
	June 30, 2018
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(2,800)	$(257,513)	$5,632	$(254,681)
Other comprehensive income (loss) before reclassifications	(4,399)	(37,351)	-	(41,750)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	399	-	-	399
Net current-period other comprehensive income (loss)	(4,000)	(37,351)	-	(41,351)
Accumulated other comprehensive income (loss) at June 30, 2018	$(6,800)	$(294,864)	$5,632	$(296,032)

(2)   Includes $447 and $399 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2018, respectively. The tax impacts of those reclassifications were $100 in both the second quarter and first six months of 2018.
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

Nucor’s results by segment for the second quarter and first six months of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales to external customers:
Steel mills	$3,703,447	$4,169,539	$7,652,849	$7,750,233
Steel products	1,750,183	1,738,370	3,404,705	3,207,081
Raw materials	442,356	552,865	935,056	1,071,879
	$5,895,986	$6,460,774	$11,992,610	$12,029,193
Intercompany sales:
Steel mills	$814,548	$1,065,780	$1,716,771	$1,964,106
Steel products	54,396	50,907	117,201	86,677
Raw materials	2,430,487	3,155,268	4,854,356	5,764,212
Corporate/eliminations	(3,299,431)	(4,271,955)	(6,688,328)	(7,814,995)
	$-	$-	$-	$-
Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$578,920	$961,784	$1,268,318	$1,522,287
Steel products	116,084	155,766	193,517	241,580
Raw materials	21,709	134,995	74,932	209,542
Corporate/eliminations	(182,091)	(338,844)	(312,529)	(543,796)
	$534,622	$913,701	$1,224,238	$1,429,613

	June 29, 2019	December 31, 2018
Segment assets:
Steel mills	$9,204,020	$9,244,086
Steel products	4,770,901	4,734,636
Raw materials	3,259,940	3,492,126
Corporate/eliminations	891,619	449,740
	$18,126,480	$17,920,588

17.	REVENUE: The following tables disaggregate our revenue by major source for the second quarter and first six months of 2019 and 2018 (in thousands):

	Three Months (13 Weeks) Ended June 29, 2019				Six Months (26 Weeks) Ended June 29, 2019
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,749,840	$-	$-	$1,749,840	$3,557,143	$-	$-	$3,557,143
Bar	1,079,077	-	-	1,079,077	2,194,207	-	-	2,194,207
Structural	401,756	-	-	401,756	835,685	-	-	835,685
Plate	472,774	-	-	472,774	1,065,814	-	-	1,065,814
Tubular Products	-	293,321	-	293,321	-	623,192	-	623,192
Rebar Fabrication	-	438,677	-	438,677	-	780,732	-	780,732
Other Steel Products	-	1,018,185	-	1,018,185	-	2,000,781	-	2,000,781
Raw Materials	-	-	442,356	442,356	-	-	935,056	935,056
	$3,703,447	$1,750,183	$442,356	$5,895,986	$7,652,849	$3,404,705	$935,056	$11,992,610

	Three Months (13 Weeks) Ended June 30, 2018				Six Months (26 Weeks) Ended June 30, 2018
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,974,427	$-	$-	$1,974,427	$3,640,647	$-	$-	$3,640,647
Bar	1,258,438	-	-	1,258,438	2,348,585	-	-	2,348,585
Structural	448,557	-	-	448,557	845,254	-	-	845,254
Plate	488,117	-	-	488,117	915,747	-	-	915,747
Tubular Products	-	371,568	-	371,568	-	682,796	-	682,796
Rebar Fabrication	-	390,921	-	390,921	-	720,140	-	720,140
Other Steel Products	-	975,881	-	975,881	-	1,804,145	-	1,804,145
Raw Materials	-	-	552,865	552,865	-	-	1,071,879	1,071,879
	$4,169,539	$1,738,370	$552,865	$6,460,774	$7,750,233	$3,207,081	$1,071,879	$12,029,193

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share for the second quarter and first six months of 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic net earnings per share:
Basic net earnings	$386,483	$683,153	$888,289	$1,037,332
Earnings allocated to participating securities	(2,431)	(2,919)	(4,536)	(3,940)
Net earnings available to common stockholders	$384,052	$680,234	$883,753	$1,033,392
Average shares outstanding	305,461	318,467	306,017	318,941
Basic net earnings per share	$1.26	$2.14	$2.89	$3.24
Diluted net earnings per share:
Diluted net earnings	$386,483	$683,153	$888,289	$1,037,332
Earnings allocated to participating securities	(2,430)	(2,909)	(4,532)	(3,926)
Net earnings available to common stockholders	$384,053	$680,244	$883,757	$1,033,406
Diluted average shares outstanding:
Basic shares outstanding	305,461	318,467	306,017	318,941
Dilutive effect of stock options and other	491	924	542	989
	305,952	319,391	306,559	319,930
Diluted net earnings per share	$1.26	$2.13	$2.88	$3.23

The following stock options were excluded from the computation of diluted net earnings per share for the second quarter and first six months of 2019 and 2018 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Anti-dilutive stock options:
Weighted-average shares	963	265	963	133
Weighted-average exercise price	$60.92	$65.80	$60.92	$65.80

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 85%, 68% and 72%, respectively, in the first six months of 2019 compared with approximately 93%, 73% and 76%, respectively, in the first six months of 2018.

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

Results of Operations

Nucor reported consolidated net earnings of $1.26 per diluted share in the second quarter of 2019. Though this quarter’s results decreased from consolidated net earnings of $2.13 per diluted share reported in the second quarter of 2018, we view this as solid quarterly performance given the more challenging environment when compared to the prior year period. Nucor’s profitability in the second quarter of 2018 was a significant increase from the first quarter of 2018, which was fueled by a strong domestic economy driving domestic steel demand, the adoption of tax reform and the ongoing efforts to reform federal regulations. Also benefitting the second quarter and first half of 2018 were reductions in unfairly traded imports entering our country as a result of years of successful trade cases and broad-based tariffs imposed under Section 232, which were announced in March 2018. These conditions and our execution of strong operating performance continued for the remainder of 2018, making it the most profitable year in Nucor’s history. We still see demand in the end-use markets that we serve as strong and unfairly traded imports into our country have declined from the comparable periods in 2018. However, aggressive supply chain destocking and unusually wet weather impacted order rates at our steel mills in the first half of 2019. Lower sales volume during the first half of the year has resulted in a more challenging price environment. Despite these challenges, Nucor’s consolidated net earnings of $2.88 per diluted share in the first six months of 2019 represents one of the most profitable first six months in the Company’s history.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in the second quarter and first six months of 2019 as compared to the respective prior year periods.

Net Sales – Net sales to external customers by segment for the second quarter and first six months of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Steel mills	$3,703,447	$4,169,539	-11%	$7,652,849	$7,750,233	-1%
Steel products	1,750,183	1,738,370	1%	3,404,705	3,207,081	6%
Raw materials	442,356	552,865	-20%	935,056	1,071,879	-13%
Total net sales	$5,895,986	$6,460,774	-9%	$11,992,610	$12,029,193	-

Net sales for the second quarter of 2019 decreased 9% from the second quarter of 2018. Average sales price per ton decreased 2% from $898 in the second quarter of 2018 to $877 in the second quarter of 2019. Total tons shipped to outside customers in the second quarter of 2019 were 6,724,000 tons, a 7% decrease from the second quarter of 2018.

Net sales for the first six months of 2019 were similar to the first six months of 2018. Average sales price per ton increased 5% from $849 in the first six months of 2018 to $889 in the first six months of 2019. Total tons shipped to outside customers in the first six months of 2019 were 13,491,000 tons, a 5% decrease from the first six months of 2018.

In the steel mills segment, sales tons for the second quarter and first six months of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Outside steel shipments	4,682	5,078	-8%	9,454	10,094	-6%
Inside steel shipments	1,118	1,362	-18%	2,335	2,614	-11%
Total steel shipments	5,800	6,440	-10%	11,789	12,708	-7%

Net sales for the steel mills segment decreased 11% in the second quarter of 2019 from the second quarter of 2018, due primarily to an 8% decrease in tons sold to outside customers and a 4% decrease in the average sales price per ton from $819 to $788. Our structural and plate mills experienced higher average selling prices in the second quarter of 2019 as compared to the second quarter of 2018, while our sheet mills experienced lower average selling prices and our bar mills were flat as compared to the second quarter of 2018. Total shipments decreased across the steel mills segment in the second quarter of 2019 as compared to the second quarter of 2018, with the largest decrease by our bar mills.

Net sales for the steel mills segment decreased 1% in the first six months of 2019 from the first six months of 2018, primarily due to a 6% decrease in tons sold to outside customers that was partially offset by a 5% increase in average sales price per ton.

Outside sales tonnage for the steel products segment for the second quarter and first six months of 2019 and 2018 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Joist sales	116	114	2%	226	219	3%
Deck sales	116	116	-	222	222	-
Cold finish sales	131	149	-12%	274	296	-7%
Fabricated concrete reinforcing steel sales	328	337	-3%	587	627	-6%
Piling products sales	164	160	3%	302	286	6%
Tubular products sales	245	286	-14%	508	570	-11%

Net sales for the steel products segment increased 1% in the second quarter of 2019 from the second quarter of 2018, due primarily to an 8% increase in the average sales price per ton from $1,357 to $1,462, which was partially offset by a 7% decrease in tons shipped to outside customers. While average selling prices increased for most businesses within the steel products segment in the second quarter of 2019 as compared to the second quarter of 2018, our tubular products businesses experienced lower average selling prices and lower volumes.

Net sales for the steel products segment increased 6% in the first six months of 2019 from the first six months of 2018, due primarily to a 12% increase in the average sales price per ton from $1,316 to $1,471, which was partially offset by a 5% decrease in volume. Average selling prices increased across all businesses within the steel products segment in the first six months of 2019 as compared to the first six months of 2018. The largest decreases in volume in the first six months of 2019 as compared to the first six months of 2018 were in our tubular products and rebar fabrication businesses.

Net sales for the raw materials segment decreased 20% and 13% in the second quarter and first six months of 2019, respectively, from the same prior year periods. The decreases were primarily due to decreased average selling prices at DJJ’s brokerage operations, which were partially offset by increased volumes at DJJ’s brokerage operations. In the second quarter of 2019, approximately 92% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 7% of outside sales were from the scrap processing operations of DJJ (90% and 9%, respectively, in the second quarter of 2018). In the first six months of 2019, approximately 91% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 8% of outside sales were from the scrap processing operations of DJJ (90% and 9%, respectively, in the first six months of 2018).

Gross Margins – Nucor recorded gross margins of $775.5 million (13%) in the second quarter of 2019, which was a decrease compared with $1.17 billion (18%) in the second quarter of 2018.

•

In the steel mills segment, the average scrap and scrap substitutes cost per gross ton used in the second quarter of 2019 was $330, a 12% decrease from $373 in the second quarter of 2018. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. Metal margins per ton for the steel mills segment increased as the decrease in average scrap and scrap substitutes cost per ton outpaced the previously mentioned decrease in average selling price per ton. However, overall metal margins for the steel mills segment decreased in the second quarter of 2019 as compared to the second quarter of 2018 due to the previously mentioned lower volumes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices decreased during the first half of 2019. We expect that there will be some increase in scrap prices in the third quarter of 2019.

•

Pre-operating and start-up costs of new facilities increased to $20.5 million in the second quarter of 2019 from $5.8 million in the second quarter of 2018. The increase in pre-operating and start-up costs was due to increased costs at the bar mills being built in Missouri and Florida, and increased costs related to the galvanizing line and mill expansion at our sheet mill in Kentucky. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment decreased in the second quarter of 2019 as compared to the second quarter of 2018. The primary driver for this decrease was lower margins at our tubular products businesses, which were partially offset by the increased profitability of our deck businesses.

•

Gross margins in the raw materials segment decreased in the second quarter of 2019 as compared to the second quarter of 2018, due primarily to the decreased profitability of our DRI facilities, which experienced lower average selling prices and increased iron ore costs in the second quarter of 2019. Our DRI facility in Trinidad began a planned maintenance outage in mid-June of 2019 that was successfully completed in mid-July of 2019.

Gross margins related to DJJ’s scrap processing operations in the second quarter of 2019 decreased significantly compared to the second quarter of 2018 due to margin compression and decreased volumes. The flow of scrap into DJJ’s scrap yards declined in the second quarter of 2019 as compared to the second quarter of 2018. Additionally, gross margins for DJJ’s brokerage operations also decreased in the second quarter of 2019 as compared to the second quarter of 2018.

Included in the second quarter of 2018 gross margins of the raw materials segment was a $9.6 million benefit related to insurance recoveries.

In the first six months of 2019, Nucor recorded gross margins of $1.67 billion (14%), which was a decrease from $1.89 billion (16%) in the first six months of 2018.

•	In the steel mills segment, the average scrap and scrap substitutes cost per gross ton used in the first six months of 2019 was $341, a 4% decrease from $355 in the first six months of 2018.
•

Negatively impacting the gross margins in the steel mills segment for the first six months of 2019 was increased per unit conversion costs resulting from lower utilization rates and higher costs for consumables used in the production process, such as electrodes, compared to the prior year period.

•

Pre-operating and start-up costs of new facilities increased to $40.1 million in the first six months of 2019 from $8.1 million in the first six months of 2018. The increase in pre-operating and start-up costs was due to the previously mentioned projects.

•

Gross margins in the steel products segment decreased in the first six months of 2019 as compared to the first six months of 2018, primarily due to lower margins at our tubular products businesses which experienced margin compression per unit along with the previously mentioned lower volumes.

•

Gross margins in the raw materials segment decreased in the first six months of 2019 as compared to the first six months of 2018, due primarily to the decreased profitability of our DRI facilities, which experienced lower average selling prices and increased iron ore costs in the first six months of 2019.

Gross margins related to DJJ’s scrap processing operations in the first six months of 2019 decreased significantly compared to the first six months of 2018 due to margin compression and decreased volumes. The flow of scrap into DJJ’s scrap yards declined in the first six months of 2019 as compared to the first six months of 2018. Gross margins for DJJ’s brokerage operations also decreased in the first six months of 2019 as compared to the first six months of 2018.

Marketing, Administrative and Other Expenses – A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased $51.1 million in the second quarter of 2019 as compared to the second quarter of 2018, and decreased $35.1 million in the first six months of 2019 as compared to the first six months of 2018.

Included in marketing, administrative and other expenses in the first half of 2019 was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment. Included in marketing, administrative and other expenses in the first half of 2018 was a $13.7 million benefit related to insurance recoveries.

Equity in Earnings of Unconsolidated Affiliates – Equity in earnings of unconsolidated affiliates was $1.1 million and $10.9 million in the second quarter of 2019 and 2018, respectively, and $4.0 million and $20.5 million in the first six months of 2019 and 2018, respectively. The decreases in equity method investment earnings were primarily due to decreased earnings at NuMit.

Interest Expense (Income) – Net interest expense for the second quarter and first six months of 2019 and 2018 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest expense	$41,953	$35,341	$79,015	$75,519
Interest income	(8,923)	(5,890)	(17,542)	(8,954)
Interest expense, net	$33,030	$29,451	$61,473	$66,565

Interest expense increased in the second quarter and first six months of 2019 as compared to the second quarter and first six months of 2018. Though capitalized interest related to significant capital projects reduced interest expense in the second quarter and first six months of 2019 as compared to the respective prior year periods, it was more than offset by the benefit received in the second quarter of 2018 from the settlement of a treasury lock instrument that was entered into in anticipation of the Company’s debt issuance that occurred in the second quarter of 2018. Interest income increased in the second quarter and first six months of 2019 as compared to the second quarter and first six months of 2018 due to an increase in average interest rates on investments.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests – Earnings (loss) before income taxes and noncontrolling interests by segment for the second quarter and first six months of 2019 and 2018 were as follows (in thousands):

	Three Months		Six Months
	(13 Weeks) Ended		(26 Weeks) Ended

	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Steel mills	$578,920	$961,784	$1,268,318	$1,522,287
Steel products	116,084	155,766	193,517	241,580
Raw materials	21,709	134,995	74,932	209,542
Corporate/eliminations	(182,091)	(338,844)	(312,529)	(543,796)
	$534,622	$913,701	$1,224,238	$1,429,613

Earnings before income taxes and noncontrolling interests for the steel mills segment in the second quarter and first six months of 2019 decreased compared to the respective prior year periods, primarily due to the previously mentioned lower volumes and decreased utilization rates. Shipments to service center customers decreased in the first six months of 2019 compared to the prior year period, reflecting their caution with respect to inventory levels and order rates in an environment of weakening scrap and steel prices. Additionally, unusually wet weather conditions in the first six months of 2019 negatively impacted markets and projects located in areas affected by these weather conditions. Overall operating rates decreased from 95% and 93% for the second quarter and first six months of 2018, respectively, to 84% and 85% for the second quarter and first six months of 2019, respectively. We believe end-use demand is strong, and we see healthy conditions in end-use markets that typically account for more than two-thirds of our steel shipments.

In the steel products segment, earnings before income taxes and noncontrolling interests decreased in the second quarter and first six months of 2019 as compared to the respective prior year periods. The primary driver for these decreases was the decreased performance in our tubular products operations that were partially offset by increased performance in our joist and deck operations. Our tubular products operations are suffering from aggressive destocking by service center customers, resulting in lower order rates, which in return is driving down prices and margins. Nonresidential construction activity remains strong, and we believe some incremental demand has likely shifted to later in the year due to difficult weather conditions during the first six months of 2019.

The profitability of our raw materials segment in the second quarter and first six months of 2019 decreased compared to the respective prior year periods, primarily due to the decreased performance from our DRI facilities and DJJ’s scrap processing operations. Partially offsetting the decrease in profitability was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment that occurred in the first six months of 2019. The raw materials segment benefited from $23.3 million of insurance recoveries in the second quarter and first six months of 2018.

The decrease in the loss of the corporate/eliminations line in the second quarter and first six months of 2019 as compared to the respective prior year periods was primarily due to decreased intercompany eliminations of profit in inventory as well as lower profit sharing costs.

Noncontrolling Interests – Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the second quarter and first six months of 2019 as compared to the second quarter and first six months of 2018 was primarily due to the decreased earnings of NYS, which was a result of decreased sales volume in the first six months of 2019 as compared to the first six months of 2018. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first six months of 2019, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes – The effective tax rate for the second quarter of 2019 was 22.9% as compared to 21.9% for the second quarter of 2018. The expected effective tax rate for the full year of 2019 is approximately 23.0% as compared to 23.2% for the full year of 2018. Included in the second quarter of 2018 were benefits totaling $10.6 million related to state tax credits and tax return true-ups.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $51.9 million at June 29, 2019, exclusive of interest, could decrease by as much as $6.1 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2014. The tax years 2015 through 2017 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The 2015 tax year is currently under examination by the Canada Revenue Agency. The Trinidad and Tobago Inland Revenue Division is examining the Nu-Iron Unlimited 2013 corporate income tax return. The tax years 2012 through 2018 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity – Nucor reported consolidated net earnings of $386.5 million, or $1.26 per diluted share, in the second quarter of 2019 as compared to consolidated net earnings of $683.2 million, or $2.13 per diluted share, in the second quarter of 2018. Net earnings attributable to Nucor stockholders as a percentage of net sales were 7% and 11% in the second quarter of 2019 and 2018, respectively.

Nucor reported consolidated net earnings of $888.3 million, or $2.88 per diluted share, in the first six months of 2019 as compared to consolidated net earnings of $1.04 billion, or $3.23 per diluted share, in the first six months of 2018. Net earnings attributable to Nucor stockholders as a percentage of net sales were 7% and 9% in the first six months of 2019 and 2018, respectively. Annualized return on average stockholders’ equity was 18% and 23% in the first six months of 2019 and 2018, respectively.

Outlook – The performance of the raw materials segment is expected to decrease in the third quarter of 2019 as compared to the second quarter of 2019 due to further margin compression in the Company’s DRI businesses.

The profitability of Nucor’s steel products segment is expected to continue to improve during the third quarter of 2019 as compared to the second quarter of 2019.  Nonresidential construction market conditions remain strong.  In addition, recently implemented efficiency initiatives in our rebar fabrication and metal buildings businesses are enhancing performance from those businesses.

We expect the performance of the steel mills segment in the third quarter of 2019 to be lower than this year’s second quarter, due primarily to lower prices for flat rolled and plate steel. Prices for several key product lines have only recently reversed the downward trajectory that prevailed during the first half of the year due to weather conditions and service center destocking. We expect service center customers will resume more normal market demand-driven buying patterns during the third quarter of 2019.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first half of 2019 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

Liquidity and Capital Resources

Cash provided by operating activities was $1.19 billion in the first six months of 2019 as compared to $870.6 million in the first six months of 2018. The primary reason for the increase in cash provided by operating activities was the $429.5 million reduction of cash used in operating assets and operating liabilities. Changes in operating assets and operating liabilities

(exclusive of acquisitions) used cash of $261.6 million in the first six months of 2019 as compared to $691.1 million of cash used in the first six months of 2018. The funding of our working capital in the first half of 2019 decreased over the first half of 2018 mainly due to decreases in accounts receivable and inventory, partially offset by increases in other current assets and decreases in accounts payable and salaries, wages and related accruals. Accounts receivable decreased in the first half of 2019 from year-end 2018 due to a 7% decrease in composite sales price per ton. From year-end 2018 to the end of the second quarter of 2019, inventories and accounts payable decreased due to a 14% decline in average scrap and scrap substitutes cost per ton in inventory and a 7% decline in total inventory tons on hand. The increase in other assets, specifically federal income tax receivable, is mainly a function of the timing of federal tax payments. The increase in cash used to fund salaries, wages and related accruals was primarily attributable to the increased payout of accrued profit sharing and other incentive compensation costs in the first six months of 2019 as compared to payouts in the first six months of 2018. The first six months of 2019 payment was based on Nucor’s financial performance in 2018, which was a record earnings year.

The current ratio was 3.6 at the end of the second quarter of 2019 and 3.1 at year-end 2018. The current ratio was positively impacted by the 78% increase in other current assets, the 15% decrease in accounts payable, and the 33% decrease in salaries, wages and related accruals from year-end 2018 due to the reasons cited above. In the first half of 2019, accounts receivable turned approximately every five weeks and inventories turned approximately every 11 weeks. These ratios compare with accounts receivable turnover of approximately every five weeks and inventory turnover of approximately every 10 weeks in the first half of 2018.

Cash used in investing activities during the first half of 2019 was $632.4 million as compared to $366.2 million in the prior year period. The primary driver for the increase in cash used in investing activities was that cash used for capital expenditures increased from $361.5 million in the first half of 2018 to $649.9 million in the first half of 2019. The higher levels of capital expenditures in the first half of 2019 over the first half of 2018 were primarily related to the new hot band galvanizing line and the sheet mill expansion at Nucor Steel Gallatin and the new micro mill greenfield expansion in Sedalia, Missouri. Cash provided by the divestiture of an affiliate of $67.6 million in the first half of 2019, related to the sale of an equity method investment, was partially offset by the $50.0 million purchase of investments in the same period. Cash used in investments and advances to affiliates of $73.4 million in the first half of 2018 was partially offset by cash provided from the sale of an investment of $50.0 million in the same period.

Cash used in financing activities during the first half of 2019 was $523.0 million as compared to cash provided of $29.2 million in the prior year period. In 2018, cash from financing activities benefited from the issuance of $500.0 million of 10-year 3.950% notes and $500.0 million of 30-year 4.400% notes, partially offset by the repayment of $500.0 million of 5.850% notes. In addition, treasury stock repurchases were $197.5 million in the first half of 2019 as compared to $170.3 million in the first half of 2018, and there was an increase in distributions to noncontrolling interests of $27.3 million from the first half of 2018 to the first half of 2019.

Nucor’s conservative financial practices have served us well in the past and continue to serve us well today. Our cash and cash equivalents and short-term investments position remained strong at $1.48 billion as of June 29, 2019. Nucor’s solid cash and cash equivalents and short-term investments position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to supplement our base dividend with additional returns of capital to our stockholders when both our earnings and financial condition are strong. We intend to return a minimum of 40% of our net earnings to our stockholders while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. We will use stock repurchases or supplemental dividends to reach this level when our base dividend is not sufficient to meet this goal. The primary factor we will use to decide between share repurchases and supplemental dividends will be our assessment of the intrinsic value of a Nucor share. If we believe Nucor shares to be trading at a discount to their intrinsic value, we will likely employ repurchases to return capital to our stockholders. In September 2018, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $2.00 billion of its common stock. As of June 29, 2019, the Company had approximately $1.30 billion remaining for share repurchases under the program.

Nucor’s $1.50 billion revolving credit facility is undrawn and was amended and restated in April 2018 to extend the maturity date to April 2023. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard & Poor’s and a Baa1 long-term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of June 29, 2019, our funded debt to total capital ratio was 29%, and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of June 29, 2019.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2019 are expected to be approximately $1.8 billion as compared to $997.3 million in 2018. The increase in projected 2019 capital expenditures is primarily due to the fact that several major expansion projects will be underway in 2019. The projects that we anticipate will have the largest capital expenditures in 2019 are the hot band galvanizing line at Nucor Steel Arkansas, the hot band galvanizing line and the sheet mill expansion at Nucor Steel Gallatin, the two micro mill greenfield expansions in Sedalia, Missouri and Frostproof, Florida, the merchant bar rolling facility at Nucor Steel Kankakee and the steel plate mill in Brandenburg, Kentucky. In addition to these expansion projects, we also have a project underway at Nucor Steel Louisiana to improve the reliability and efficiency of the facility.

In June 2019, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.40 per share payable on August 9, 2019, to stockholders of record on June 28, 2019. This dividend is Nucor’s 185th consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2018. There were no interest rate swaps outstanding at June 29, 2019.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At June 29, 2019, accumulated other comprehensive loss, net of income taxes included $11.1 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair value of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at June 29, 2019, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$10,009	$25,020
Aluminum	$4,366	$11,371
Copper	$1,796	$4,397

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at June 29, 2019 were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended June 29, 2019 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31, 2019 - April 27, 2019	-	$-	-	$1,424,567
April 28, 2019 - May 25, 2019	1,150	56.67	1,150	1,359,396
May 26, 2019 - June 29, 2019	1,100	54.10	1,100	1,299,886
For the Quarter Ended June 29, 2019	2,250	$55.41	2,250	$1,299,886

(1)	Includes commissions of $0.02 per share.
(2)

On September 6, 2018, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock. This share repurchase authorization is discretionary and has no expiration date. The Board of Directors also terminated any previously authorized share repurchase programs.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws as amended and restated September 15, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 20, 2016 (File No. 001-04119))

10*	Employment Agreement of MaryEmily Slate (#)

10.1	Retirement, Separation, Waiver and Release Agreement of R. Joseph Stratman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 5, 2019 (File No. 001-04119)) (#)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended June 29, 2019, filed on August 7, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*

Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended June 29, 2019, filed on August 7, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language) (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive
Vice President

Dated: August 7, 2019