Form 10-Q
period 2019-09-28
NUCOR CORP
filed 2019-11-06
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

303,215,267 shares of the registrant’s common stock were outstanding at September 28, 2019.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended September 28, 2019

			Page
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings - Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 28, 2019 and September 29, 2018	1

		Condensed Consolidated Statements of Comprehensive Income - Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 28, 2019 and September 29, 2018	2

		Condensed Consolidated Balance Sheets – September 28, 2019 and December 31, 2018	3

		Condensed Consolidated Statements of Cash Flows - Nine Months (39 Weeks) Ended September 28, 2019 and September 29, 2018	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4	Controls and Procedures	28

Part II	Other Information

	Item 1	Legal Proceedings	29

	Item 1A	Risk Factors	29

	Item 6	Exhibits	30

Signatures			31

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	Sept. 28, 2019	Sept. 29, 2018
Net sales	$5,464,502	$6,742,202	$17,457,112	$18,771,395
Costs, expenses and other:
Cost of products sold	4,891,991	5,452,052	15,213,215	15,588,249
Marketing, administrative and other expenses	159,301	234,081	549,020	651,422
Equity in losses (earnings) of unconsolidated affiliates	1,585	(13,634)	(2,459)	(34,157)
Impairment of assets	-	110,000	-	110,000
Interest expense, net	31,286	37,201	92,759	103,766
	5,084,163	5,819,700	15,852,535	16,419,280
Earnings before income taxes and noncontrolling interests	380,339	922,502	1,604,577	2,352,115
Provision for income taxes	86,752	216,215	367,920	552,101
Net earnings	293,587	706,287	1,236,657	1,800,014
Earnings attributable to noncontrolling interests	18,556	29,631	73,337	86,026
Net earnings attributable to Nucor stockholders	$275,031	$676,656	$1,163,320	$1,713,988
Net earnings per share:
Basic	$0.90	$2.13	$3.79	$5.37
Diluted	$0.90	$2.13	$3.78	$5.35
Average shares outstanding:
Basic	304,637	315,913	305,553	317,928
Diluted	304,980	316,798	306,029	318,882

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	Sept. 28, 2019	Sept. 29, 2018
Net earnings	$293,587	$706,287	$1,236,657	$1,800,014
Other comprehensive income:
Net unrealized loss on hedging derivatives, net of income taxes of $(1,000) and $(400) for the third quarter of 2019 and 2018, respectively, and $(2,500) and $(1,000) for the first nine months of 2019 and 2018, respectively	(3,315)	(1,393)	(7,801)	(5,792)
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of $500 and $100 for the third quarter of 2019 and 2018, respectively, and $500 and $200 for the first nine months of 2019 and 2018, respectively	1,615	193	1,501	592
Foreign currency translation (loss) gain, net of income taxes of $0 for the third quarter and first nine months of 2019 and 2018	(14,306)	22,625	(5,219)	(14,726)
	(16,006)	21,425	(11,519)	(19,926)
Comprehensive income	277,581	727,712	1,225,138	1,780,088
Comprehensive income attributable to noncontrolling interests	(18,556)	(29,631)	(73,337)	(86,026)
Comprehensive income attributable to Nucor stockholders	$259,025	$698,081	$1,151,801	$1,694,062

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Sept. 28, 2019	Dec. 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,686,365	$1,398,886
Short-term investments	249,616	-
Accounts receivable, net	2,312,366	2,505,568
Inventories, net	4,072,464	4,553,500
Other current assets	363,477	178,311
Total current assets	8,684,288	8,636,265
Property, plant and equipment, net	5,886,730	5,334,748
Goodwill	2,186,499	2,184,336
Other intangible assets, net	764,267	828,504
Other assets	984,481	936,735
Total assets	$18,506,265	$17,920,588
LIABILITIES
Current liabilities:
Short-term debt	$47,725	$57,870
Current portion of long-term debt and finance lease obligations	28,878	-
Accounts payable	1,310,670	1,428,191
Salaries, wages and related accruals	539,360	709,397
Accrued expenses and other current liabilities	659,360	610,842
Total current liabilities	2,585,993	2,806,300
Long-term debt and finance lease obligations due after one year	4,287,597	4,233,276
Deferred credits and other liabilities	771,642	679,044
Total liabilities	7,645,232	7,718,620
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,108,948	2,073,715
Retained earnings	11,130,172	10,337,445
Accumulated other comprehensive loss, net of income taxes	(313,766)	(304,133)
Treasury stock	(2,628,368)	(2,467,010)
Total Nucor stockholders' equity	10,449,047	9,792,078
Noncontrolling interests	411,986	409,890
Total equity	10,861,033	10,201,968
Total liabilities and equity	$18,506,265	$17,920,588

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018
Operating activities:
Net earnings	$1,236,657	$1,800,014
Adjustments:
Depreciation	477,957	474,330
Amortization	64,655	66,684
Stock-based compensation	74,311	65,597
Deferred income taxes	76,737	54,162
Distributions from affiliates	27,405	29,325
Equity in earnings of unconsolidated affiliates	(2,459)	(34,157)
Impairment of assets	-	110,000
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	197,783	(615,118)
Inventories	476,761	(644,865)
Accounts payable	(180,397)	229,552
Federal income taxes	(177,405)	168,639
Salaries, wages and related accruals	(157,317)	173,732
Other operating activities	5,526	23,564
Cash provided by operating activities	2,120,214	1,901,459
Investing activities:
Capital expenditures	(984,646)	(624,739)
Investment in and advances to affiliates	(27,613)	(111,540)
Divestiture of affiliates	67,591	-
Disposition of plant and equipment	32,922	27,964
Acquisitions (net of cash acquired)	(9,495)	-
Purchase of investments	(249,616)	-
Proceeds from the sale of investments	-	50,000
Other investing activities	2,176	25,347
Cash used in investing activities	(1,168,681)	(632,968)
Financing activities:
Net change in short-term debt	(10,145)	(5)
Proceeds from long-term debt, net of discount	-	995,710
Repayment of long-term debt	-	(500,000)
Bond issuance related costs	-	(7,625)
Issuance of common stock	5,892	24,102
Payment of tax withholdings on certain stock-based compensation	(15,723)	(22,123)
Distributions to noncontrolling interests	(71,241)	(49,494)
Cash dividends	(369,270)	(364,982)
Acquisition of treasury stock	(197,511)	(351,392)
Other financing activities	(6,538)	(5,248)
Cash used in financing activities	(664,536)	(281,057)
Effect of exchange rate changes on cash	482	(4,383)
Increase in cash and cash equivalents	287,479	983,051
Cash and cash equivalents - beginning of year	1,398,886	949,104
Cash and cash equivalents - end of nine months	$1,686,365	$1,932,155
Non-cash investing activity:
Change in accrued plant and equipment purchases	$62,700	$40,996

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

We elected the package of practical expedients permitted under the transition guidance within the new lease standard, which, among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements, and the short-term lease exemption policy such that the new lease guidance was applied to leases greater than one year in duration. The adoption of the new lease standard did not have a material impact on our consolidated financial statements as it resulted in an increase of 0.5% and 1.2% to our total assets and total liabilities, respectively, on our consolidated balance sheet at January 1, 2019. The new lease standard did not materially impact our consolidated net earnings and had no impact on our cash flows. Finance lease right-of-use assets and liabilities are presented separately from operating lease right-of-use assets and liabilities in the condensed consolidated balance sheet in accordance with the new lease standard. See Note 4 for further information.

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
2.

INVENTORIES: Inventories consisted of approximately 43% raw materials and supplies and 57% finished and semi-finished products at September 28, 2019 and December 31, 2018. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3.	PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is recorded net of accumulated depreciation of $9.54 billion at September 28, 2019 ($9.19 billion at December 31, 2018).

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

As a result of the impairment assessment, Nucor recorded an impairment charge of $110.0 million relating to two fields of wells in the third quarter of 2018. The post-impairment combined carrying value of these two fields was $68.0 million at September 28, 2019 ($71.0 million at December 31, 2018). The third field was not impaired and had a carrying value of $48.3 million at September 28, 2019 ($51.8 million at December 31, 2018). Changes in the natural gas industry or a prolonged low price environment beyond what had already been assumed in the assessment could cause management to revise the natural gas and natural gas liquids price assumptions, the estimated reserves or the estimated drilling production costs. Unfavorable revisions to these assumptions or estimates could possibly result in an impairment of some or all of the fields of proved well assets.

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

Supplemental statement of earnings information related to our leases is as follows (in thousands):

		Three Months	Nine Months
		(13 Weeks) Ended	(39 Weeks) Ended
	Statement of Earnings Classification	Sept. 28, 2019	Sept. 28, 2019
Operating lease cost	Cost of products sold	$4,932	$16,075
Operating lease cost	Marketing, administrative and other expenses	990	1,572
Total operating lease cost		$5,922	$17,647
Finance lease cost:
Amortization of leased assets	Cost of products sold	$2,377	$7,054
Interest on lease liabilities	Interest expense, net	2,788	8,451
Total finance lease cost		$5,165	$15,505
Total lease cost		$11,087	$33,152

Supplemental cash flow information related to our leases is as follows (in thousands):

Nine Months
(39 Weeks) Ended
Sept. 28, 2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$16,766
Operating cash flows from finance leases	$8,451
Financing cash flows from finance leases	$6,538

Supplemental balance sheet information related to our leases is as follows (in thousands):

	Balance Sheet Classification	Sept. 28, 2019
Assets:
Operating lease	Other assets	$92,022
Finance lease	Property, plant and equipment, net	67,554
Total leased		$159,576
Liabilities:
Current operating	Accrued expenses and other current liabilities	$17,362
Current finance	Current portion of long-term debt and finance lease obligations	8,878
Non-current operating	Deferred credits and other liabilities	75,854
Non-current finance	Long-term debt and finance lease obligations due after one year	72,773
Total leased		$174,867

Weighted-average remaining lease term and discount rate for our leases are as follows:

Sept. 28, 2019
Weighted-average remaining lease term - operating leases	9.3 years
Weighted-average remaining lease term - finance leases	10.3 years
Weighted-average discount rate - operating leases	3.8%
Weighted-average discount rate - finance leases	30.8%

The reason for the substantial weighted-average discount rate – finance leases, of 30.8%, is due to Nucor’s past accounting for the respective finance leases following the former accounting guidance for capital leases. Pursuant to the former lease accounting guidance, the recognition of a capital lease asset and associated capital lease liability could not exceed the fair market value of the leased asset at the lease commencement. Accordingly, the incremental borrowing rate was adjusted upward so that the present value of the minimum lease payments would equal the fair value of the asset.

Maturities of lease liabilities by fiscal year for our leases were as follows as of September 28, 2019 (in thousands):

	Operating Leases	Finance Leases
Maturities of lease liabilities, year ending December 31,
2019	$5,957	$4,904
2020	19,223	19,307
2021	16,853	18,833
2022	15,248	18,038
2023	12,161	16,194
Thereafter	44,265	79,529
Total lease payments	$113,707	$156,805
Less imputed interest	(20,491)	(75,154)
Present value of lease liabilities	$93,216	$81,651

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS: The change in the net carrying amount of goodwill for the nine months ended September 28, 2019 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2018	$591,986	$862,773	$729,577	$2,184,336
Translation	-	2,163	-	2,163
Balance at September 28, 2019	$591,986	$864,936	$729,577	$2,186,499

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2018 and concluded that as of such time there was no impairment of goodwill for any of its reporting units.

The assessment performed in 2018 used forward-looking projections and included significant expected improvements in the future cash flows of one of the Company’s reporting units, Rebar Fabrication. The fair value of this reporting unit exceeded its carrying value by approximately 8% in the most recent assessment. We expect the 2019 operating results of this reporting unit to improve as compared to 2018. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, noncash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $354.9 million as of September 28, 2019 ($353.0 million as of December 31, 2018). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $69.4 million as of September 28, 2019 ($76.7 million as of December 31, 2018). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

The Company has monitored one of its reporting units, Grating, for potential triggering events since the impairment assessment performed in the fourth quarter of 2018. Due to lower than expected operating performance and anticipated changes to the reporting unit’s business strategy and structure, the Company determined a triggering event occurred in the third quarter of 2019 and performed an impairment assessment. The fair value of the Grating reporting unit exceeded its carrying value by approximately 17% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, noncash impairment charges may be required. An impairment of goodwill may also lead us to record an impairment of other intangible assets. As of September 28, 2019, total goodwill and finite-lived intangible assets associated with the Grating reporting unit were $36.7 million and $3.3 million, respectively.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of September 28, 2019 and December 31, 2018 (in thousands):

	September 28, 2019		December 31, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,421,107	$767,027	$1,418,250	$713,656
Trademarks and trade names	177,620	95,450	176,046	87,680
Other	63,807	35,790	67,820	32,276
	$1,662,534	$898,267	$1,662,116	$833,612

Intangible asset amortization expense in the third quarter of 2019 and 2018 was $22.0 million and $22.1 million, respectively, and was $64.7 million and $66.7 million in the first nine months of 2019 and 2018, respectively. Annual amortization expense is estimated to be $87.1 million in 2019; $84.7 million in 2020; $83.5 million in 2021; $81.2 million in 2022; and $80.0 million in 2023.

6.

EQUITY INVESTMENTS: The carrying value of our equity investments in domestic and foreign companies was $826.1 million at September 28, 2019 ($869.9 million at December 31, 2018) and is recorded in other assets in the condensed consolidated balance sheets.

NUMIT

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit was $323.9 million at September 28, 2019 ($337.2 million at December 31, 2018). Nucor received distributions of $27.4 million and $28.3 million from NuMit during the first nine months of 2019 and 2018, respectively.

DUFERDOFIN NUCOR

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor was $256.0 million at September 28, 2019 ($269.1 million at December 31, 2018). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $107.0 million at September 28, 2019, resulting in a basis difference of $149.0 million due to the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($84.3 million) and finite-lived intangible assets. This basis difference, excluding the portion attributable to goodwill, is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.2 million and $2.3 million in the third quarter of 2019 and 2018, respectively, and was $6.7 million and $7.1 million in the first nine months of 2019 and 2018, respectively.

As of September 28, 2019, Nucor had outstanding notes receivable of €35.0 million ($38.3 million) from Duferdofin Nucor (€35.0 million, or $40.2 million, as of December 31, 2018). The notes receivable bear interest at a rate that resets annually on September 30 to the 12-month Euro Interbank Offered Rate plus 0.75% per year. The maturity date of the principal amounts was extended to January 31, 2022 during the first quarter of 2018. As of September 28, 2019 and December 31, 2018, the notes receivable were classified in other assets in the condensed consolidated balance sheets.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (“Facility A”). The fair value of the guarantee is immaterial. In April 2018, Duferdofin Nucor amended and extended Facility A to mature on April 16, 2021. The maximum amount Duferdofin Nucor could borrow under Facility A was €160.0 million ($175.1 million) at September 28, 2019. As of September 28, 2019, there was €154.0 million ($168.5 million) outstanding under that facility (€155.0 million, or $178.0 million, as of December 31, 2018). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

NUCOR-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. Nucor-JFE plant construction is substantially complete and operations are expected to begin by the end of 2019. Nucor accounts for the investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Nucor-JFE was $150.1 million at September 28, 2019 ($135.7 million at December 31, 2018).

On January 16, 2019, Nucor entered into an agreement to guarantee a percentage, equal to its ownership percentage (50%), of Nucor-JFE’s borrowings under the General Financing Agreement and Promissory Note (the “Facility”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on April 30, 2020. Under the Facility, the maximum amount Nucor-JFE could borrow was $65.0 million as of September 28, 2019. The Facility is uncommitted. As of September 28, 2019, there was $30.0 million outstanding under the Facility. If Nucor-JFE fails to pay when due any amounts for which it is obligated under the Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

On July 26, 2019, Nucor entered into another agreement to guarantee $17.5 million of debt, plus interest and fees, totaling up to $20.0 million under the $35.0 million Uncommitted Loan Facility Agreement and Promissory Note (the “Loan Agreement”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on July 31, 2024. If Nucor-JFE fails to pay when due any amounts for which it is obligated under the Loan Agreement, Nucor could be required to pay such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

ALL EQUITY INVESTMENTS

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. Nucor last assessed its equity investment in Duferdofin Nucor for impairment during the fourth quarter of 2017 due to the protracted challenging steel market conditions in Europe. After completing its assessment, the Company determined that the estimated fair value exceeded its carrying amount by a sufficient amount and that there was no need to record an impairment charge. The assumptions that most significantly affect the fair value determination include projected cash flows and the discount rate. It is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in impairment of our investment in Duferdofin Nucor. The outlook for the European economy has weakened in 2019. We will continue to monitor for potential triggering events that could affect the carrying value of our investment in Duferdofin Nucor as a result of future market conditions and any changes in our business strategy.
7.

CURRENT LIABILITIES: Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $161.5 million at September 28, 2019 ($89.8 million at December 31, 2018). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $122.8 million at September 28, 2019 ($123.4 million at December 31, 2018).

8.

FAIR VALUE MEASUREMENTS: The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of September 28, 2019 and December 31, 2018 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 28, 2019
Assets:
Cash equivalents	$1,445,116	$1,445,116	$-	$-
Short-term investments	249,616	249,616	-	-
Derivative contracts	2,228	-	2,228	-
Total assets	$1,696,960	$1,694,732	$2,228	$-
Liabilities:
Derivative contracts	$(16,800)	$-	$(16,800)	$-
As of December 31, 2018
Assets:
Cash equivalents	$1,084,319	$1,084,319	$-	$-
Derivative contracts	4,772	-	4,772	-
Total assets	$1,089,091	$1,084,319	$4,772	$-
Liabilities:
Derivative contracts	$(8,600)	$-	$(8,600)	$-

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at September 28, 2019 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.83 billion at September 28, 2019 ($4.45 billion at December 31, 2018). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at September 28, 2019 and December 31, 2018, or similar debt with the same maturities, ratings and interest rates.
9.

CONTINGENCIES: Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $17.1 million of accrued environmental costs at September 28, 2019 ($18.4 million at December 31, 2018), $4.7 million was classified in accrued expenses and other current liabilities ($7.0 million at December 31, 2018) and $12.4 million was classified in deferred credits and other liabilities ($11.4 million at December 31, 2018). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations and legal standards.

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

10.

STOCK-BASED COMPENSATION: Overview – The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved the Omnibus Plan on May 8, 2014. The Omnibus Plan permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 13.0 million shares of the Company’s common stock. As of September 28, 2019, 3.6 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of September 28, 2019, 1.5 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options – Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first nine months of 2019 is as follows (in thousands, except years and per share amounts):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	3,828	$49.71
Granted	489	$48.00
Exercised	(153)	$38.56		$3,058
Canceled	-	$-
Outstanding at September 28, 2019	4,164	$49.92	5.9 years	$11,151
Stock options exercisable at September 28, 2019	2,914	$47.13	4.7 years	$10,283

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.3 million in the third quarter of both 2019 and 2018 and $4.4 million and $4.3 million in the first nine months of 2019 and 2018, respectively. As of September 28, 2019, unrecognized compensation expense related to stock options was $1.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant. A summary of Nucor’s RSU activity for the first nine months of 2019 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,246	$59.09
Granted	1,770	$48.00
Vested	(1,177)	$52.39
Canceled	(29)	$57.53
Unvested at September 28, 2019	1,810	$52.62

Compensation expense for RSUs was $11.0 million and $8.5 million in the third quarter of 2019 and 2018, respectively, and $59.1 million and $46.8 million in the first nine months of 2019 and 2018, respectively. As of September 28, 2019, unrecognized compensation expense related to unvested RSUs was $70.2 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first nine months of 2019 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	130	$62.97
Granted	316	$58.04
Vested	(296)	$58.78
Canceled	-	$-
Unvested at September 28, 2019	150	$60.84

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.8 million and $4.9 million in the third quarter of 2019 and 2018, respectively, and $10.9 million and $14.6 million in the first nine months of 2019 and 2018, respectively. As of September 28, 2019, unrecognized compensation expense related to unvested restricted stock awards was $2.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.
11.

EMPLOYEE BENEFIT PLAN: Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $40.0 million and $86.4 million in the third quarter of 2019 and 2018, respectively, and $163.7 million and $226.5 million in the first nine months of 2019 and 2018, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

12.	INTEREST EXPENSE (INCOME): The components of net interest expense for the third quarter and first nine months of 2019 and 2018 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	Sept. 28, 2019	Sept. 29, 2018
Interest expense	$40,721	$44,789	$119,736	$120,308
Interest income	(9,435)	(7,588)	(26,977)	(16,542)
Interest expense, net	$31,286	$37,201	$92,759	$103,766

Interest expense decreased in the third quarter and first nine months of 2019 as compared to the third quarter and first nine months of 2018 due to an increase in capitalized interest related to capital projects being constructed in the first nine months of 2019. Included in interest expense in the first nine months of 2018 was the benefit received from the settlement of a treasury lock instrument that was entered into in anticipation of the Company’s debt issuance that occurred in the second quarter of 2018. The Company did not elect hedge accounting for this instrument.

13.	INCOME TAXES: The effective tax rate for the third quarter of 2019 was 22.8% as compared to 23.4% for the third quarter of 2018.

Nucor has concluded U.S. federal income tax matters for years through 2014. The tax years 2015 through 2018 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The 2015 tax year is currently under examination by the Canada Revenue Agency. The Trinidad and Tobago Inland Revenue Division has concluded its examination of the Nu-Iron Unlimited 2013 corporate income tax return. The tax years 2012 through 2018 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $0.9 million at September 28, 2019 ($0.7 million at December 31, 2018). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $407.0 million at September 28, 2019 ($332.0 million at December 31, 2018).

14.

STOCKHOLDERS’ EQUITY: The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) of which Nucor owns 51%, for the three months and nine months ended September 28, 2019 and September 29, 2018 (in thousands):

		Three Months (13 Weeks) Ended September 28, 2019
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, June 29, 2019	$10,698,008	380,154	$152,061	$2,098,809	$10,977,950	$(297,760)	76,997	$(2,630,343)	$10,300,717	$397,291
Net earnings	293,587	-	-	-	275,031	-	-	-	275,031	18,556
Other comprehensive income (loss)	(16,006)	-	-	-	-	(16,006)	-	-	(16,006)	-
Stock options exercised	-	-	-	-	-	-	-	-	-	-
Stock option expense	275	-	-	275	-	-	-	-	275	-
Issuance of stock under award plans, net of forfeitures	11,339	-	-	9,365	-	-	(58)	1,974	11,339	-
Amortization of unearned compensation	500	-	-	500	-	-	-	-	500	-
Treasury stock acquired	-	-	-	-	-	-	-	-	-	-
Cash dividends declared	(122,809)	-	-	-	(122,809)	-	-	-	(122,809)	-
Distributions to noncontrolling interests	(3,861)	-	-	-	-	-	-	-	-	(3,861)
Other	-	-	-	(1)	-	-	-	1	-	-
BALANCES, September 28, 2019	$10,861,033	380,154	$152,061	$2,108,948	$11,130,172	$(313,766)	76,939	$(2,628,368)	$10,449,047	$411,986

		Nine Months (39 Weeks) Ended September 28, 2019
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2018	$10,201,968	380,154	$152,061	$2,073,715	$10,337,445	$(304,133)	74,562	$(2,467,010)	$9,792,078	$409,890
Net earnings	1,236,657	-	-	-	1,163,320	-	-	-	1,163,320	73,337
Other comprehensive income (loss)	(11,519)	-	-	-	-	(11,519)	-	-	(11,519)	-
Stock options exercised	5,892	-	-	808	-	-	(153)	5,084	5,892	-
Stock option expense	4,387	-	-	4,387	-	-	-	-	4,387	-
Issuance of stock under award plans, net of forfeitures	59,608	-	-	28,540	-	-	(920)	31,068	59,608	-
Amortization of unearned compensation	1,500	-	-	1,500	-	-	-	-	1,500	-
Treasury stock acquired	(197,511)	-	-	-	-	-	3,450	(197,511)	(197,511)	-
Cash dividends declared	(368,707)	-	-	-	(368,707)	-	-	-	(368,707)	-
Distributions to noncontrolling interests	(71,241)	-	-	-	-	-	-	-	-	(71,241)
Other	(1)	-	-	(2)	(1,886)	1,886	-	1	(1)	-
BALANCES, September 28, 2019	$10,861,033	380,154	$152,061	$2,108,948	$11,130,172	$(313,766)	76,939	$(2,628,368)	$10,449,047	$411,986

		Three Months (13 Weeks) Ended September 29, 2018
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, June 30, 2018	$9,735,424	380,154	$152,061	$2,051,383	$9,257,822	$(296,032)	63,810	$(1,791,827)	$9,373,407	$362,017
Net earnings	706,287	-	-	-	676,656	-	-	-	676,656	29,631
Other comprehensive income (loss)	21,425	-	-	-	-	21,425	-	-	21,425	-
Stock options exercised	11,822	-	-	4,572	-	-	(256)	7,250	11,822	-
Stock option expense	312	-	-	312	-	-	-	-	312	-
Issuance of stock under award plans, net of forfeitures	9,598	-	-	8,633	-	-	(34)	965	9,598	-
Amortization of unearned compensation	400	-	-	400	-	-	-	-	400	-
Treasury stock acquired	(181,077)	-	-	-	-	-	2,701	(181,077)	(181,077)	-
Cash dividends declared	(120,406)	-	-	-	(120,406)	-	-	-	(120,406)	-
Distributions to noncontrolling interests	(9,364)	-	-	-	-	-	-	-	-	(9,364)
Other	-	-	-	(1)	1	-	-	-	-	-
BALANCES, September 29, 2018	$10,174,421	380,154	$152,061	$2,065,299	$9,814,073	$(274,607)	66,221	$(1,964,689)	$9,792,137	$382,284

		Nine Months (39 Weeks) Ended September 29, 2018
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2017	$9,084,788	379,900	$151,960	$2,021,339	$8,463,709	$(254,681)	61,931	$(1,643,291)	$8,739,036	$345,752
Net earnings	1,800,014	-	-	-	1,713,988	-	-	-	1,713,988	86,026
Other comprehensive income (loss)	(19,926)	-	-	-	-	(19,926)	-	-	(19,926)	-
Stock options exercised	24,102	210	84	14,675	-	-	(334)	9,343	24,102	-
Stock option expense	4,249	-	-	4,249	-	-	-	-	4,249	-
Issuance of stock under award plans, net of forfeitures	44,304	44	17	23,636	-	-	(754)	20,651	44,304	-
Amortization of unearned compensation	1,400	-	-	1,400	-	-	-	-	1,400	-
Treasury stock acquired	(351,392)	-	-	-	-	-	5,378	(351,392)	(351,392)	-
Cash dividends declared	(363,624)	-	-	-	(363,624)	-	-	-	(363,624)	-
Distributions to noncontrolling interests	(49,494)	-	-	-	-	-	-	-	-	(49,494)
BALANCES, September 29, 2018	$10,174,421	380,154	$152,061	$2,065,299	$9,814,073	$(274,607)	66,221	$(1,964,689)	$9,792,137	$382,284

Dividends declared per share were $0.40 per share in the third quarter of 2019 ($0.38 per share in the third quarter of 2018) and $1.20 per share in the first nine months of 2019 ($1.14 per share in the first nine months of 2018).

In September 2018, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. The Board of Directors also terminated any previously authorized share repurchase programs. As of September 28, 2019, the Company had approximately $1.3 billion remaining available for share repurchases under the program.
15.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three- and nine-month periods ended September 28, 2019 and September 29, 2018 (in thousands):

	Three-Month (13-Week) Period Ended
	September 28, 2019
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at June 29, 2019	$(11,100)	$(295,559)	$8,899	$(297,760)
Other comprehensive income (loss) before reclassifications	(3,315)	(14,306)	-	(17,621)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	1,615	-	-	1,615
Net current-period other comprehensive income (loss)	(1,700)	(14,306)	-	(16,006)
Accumulated other comprehensive income (loss) at September 28, 2019	$(12,800)	$(309,865)	$8,899	$(313,766)

	Nine-Month (39-Week) Period Ended
	September 28, 2019
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(6,500)	$(304,646)	$7,013	$(304,133)
Other comprehensive income (loss) before reclassifications	(7,801)	(5,219)	-	(13,020)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	1,501	-	-	1,501
Net current-period other comprehensive income (loss)	(6,300)	(5,219)	-	(11,519)
Other	-	-	1,886	1,886
Accumulated other comprehensive income (loss) at September 28, 2019	$(12,800)	$(309,865)	$8,899	$(313,766)

(1)

Includes $1,615 and $1,501 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2019, respectively. The tax impact of those reclassifications was $500 in both the third quarter and first nine months of 2019.

	Three-Month (13-Week) Period Ended
	September 29, 2018
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at June 30, 2018	$(6,800)	$(294,864)	$5,632	$(296,032)
Other comprehensive income (loss) before reclassifications	(1,393)	22,625	-	21,232
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	193	-	-	193
Net current-period other comprehensive income (loss)	(1,200)	22,625	-	21,425
Accumulated other comprehensive income (loss) at September 29, 2018	$(8,000)	$(272,239)	$5,632	$(274,607)

	Nine-Month (39-Week) Period Ended
	September 29, 2018
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(2,800)	$(257,513)	$5,632	$(254,681)
Other comprehensive income (loss) before reclassifications	(5,792)	(14,726)	-	(20,518)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	592	-	-	592
Net current-period other comprehensive income (loss)	(5,200)	(14,726)	-	(19,926)
Accumulated other comprehensive income (loss) at September 29, 2018	$(8,000)	$(272,239)	$5,632	$(274,607)

(2)   Includes $193 and $592 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2018, respectively. The tax impact of those reclassifications was $100 and $200 in the third quarter and first nine months of 2018, respectively.
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

Nucor’s results by segment for the third quarter and first nine months of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	Sept. 28, 2019	Sept. 29, 2018
Net sales to external customers:
Steel mills	$3,244,473	$4,401,610	$10,897,322	$12,151,843
Steel products	1,820,359	1,849,218	5,225,064	5,056,299
Raw materials	399,670	491,374	1,334,726	1,563,253
	$5,464,502	$6,742,202	$17,457,112	$18,771,395
Intercompany sales:
Steel mills	$825,237	$1,055,093	$2,542,008	$3,019,199
Steel products	57,517	56,185	174,718	142,862
Raw materials	2,063,167	2,923,196	6,917,523	8,687,408
Corporate/eliminations	(2,945,921)	(4,034,474)	(9,634,249)	(11,849,469)
	$-	$-	$-	$-
Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$309,939	$1,095,360	$1,578,257	$2,617,647
Steel products	170,214	138,688	363,731	380,268
Raw materials	(10,599)	(29,074)	64,333	180,468
Corporate/eliminations	(89,215)	(282,472)	(401,744)	(826,268)
	$380,339	$922,502	$1,604,577	$2,352,115

	Sept. 28, 2019	Dec. 31, 2018
Segment assets:
Steel mills	$9,117,610	$9,244,086
Steel products	4,730,410	4,734,636
Raw materials	3,225,367	3,492,126
Corporate/eliminations	1,432,878	449,740
	$18,506,265	$17,920,588

17.	REVENUE: The following tables disaggregate our revenue by major source for the third quarter and first nine months of 2019 and 2018 (in thousands):

	Three Months (13 Weeks) Ended September 28, 2019				Nine Months (39 Weeks) Ended September 28, 2019
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,513,884	$-	$-	$1,513,884	$5,071,027	$-	$-	$5,071,027
Bar	979,082	-	-	979,082	3,173,289	-	-	3,173,289
Structural	378,670	-	-	378,670	1,214,355	-	-	1,214,355
Plate	372,837	-	-	372,837	1,438,651	-	-	1,438,651
Tubular Products	-	296,519	-	296,519	-	919,711	-	919,711
Rebar Fabrication	-	469,180	-	469,180	-	1,249,912	-	1,249,912
Other Steel Products	-	1,054,660	-	1,054,660	-	3,055,441	-	3,055,441
Raw Materials	-	-	399,670	399,670	-	-	1,334,726	1,334,726
	$3,244,473	$1,820,359	$399,670	$5,464,502	$10,897,322	$5,225,064	$1,334,726	$17,457,112

	Three Months (13 Weeks) Ended September 29, 2018				Nine Months (39 Weeks) Ended September 29, 2018
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,051,634	$-	$-	$2,051,634	$5,692,281	$-	$-	$5,692,281
Bar	1,243,890	-	-	1,243,890	3,592,475	-	-	3,592,475
Structural	503,733	-	-	503,733	1,348,987	-	-	1,348,987
Plate	602,353	-	-	602,353	1,518,100	-	-	1,518,100
Tubular Products	-	357,815	-	357,815	-	1,040,611	-	1,040,611
Rebar Fabrication	-	412,977	-	412,977	-	1,133,117	-	1,133,117
Other Steel Products	-	1,078,426	-	1,078,426	-	2,882,571	-	2,882,571
Raw Materials	-	-	491,374	491,374	-	-	1,563,253	1,563,253
	$4,401,610	$1,849,218	$491,374	$6,742,202	$12,151,843	$5,056,299	$1,563,253	$18,771,395

18.	EARNINGS PER SHARE: The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	Sept. 28, 2019	Sept. 29, 2018
Basic net earnings per share:
Basic net earnings	$275,031	$676,656	$1,163,320	$1,713,988
Earnings allocated to participating securities	(1,655)	(2,807)	(6,295)	(6,707)
Net earnings available to common stockholders	$273,376	$673,849	$1,157,025	$1,707,281
Average shares outstanding	304,637	315,913	305,553	317,928
Basic net earnings per share	$0.90	$2.13	$3.79	$5.37
Diluted net earnings per share:
Diluted net earnings	$275,031	$676,656	$1,163,320	$1,713,988
Earnings allocated to participating securities	(1,656)	(2,796)	(6,295)	(6,684)
Net earnings available to common stockholders	$273,375	$673,860	$1,157,025	$1,707,304
Diluted average shares outstanding:
Basic shares outstanding	304,637	315,913	305,553	317,928
Dilutive effect of stock options and other	343	885	476	954
	304,980	316,798	306,029	318,882
Diluted net earnings per share	$0.90	$2.13	$3.78	$5.35

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2019 and 2018 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	Sept. 28, 2019	Sept. 29, 2018
Anti-dilutive stock options:
Weighted-average shares	963	265	963	89
Weighted-average exercise price	$60.92	$65.80	$60.92	$65.80

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 85%, 71% and 70%, respectively, in the first nine months of 2019 compared with approximately 93%, 74% and 73%, respectively, in the first nine months of 2018.

In March 2019, Nucor announced its plans to build a new state of the art steel plate mill in Brandenburg, Kentucky. The new plate mill will have an estimated annual capacity of 1.2 million tons and employ approximately 400 people. The new plate mill will significantly strengthen Nucor’s plate product portfolio, giving the Company the ability to produce approximately 97% of the products demanded in the current domestic plate market, including specialty higher-margin products. The new plate mill will complement Nucor’s existing plate mills in North Carolina, Alabama and Texas and is expected to be fully operational in 2022.

Results of Operations

Nucor reported consolidated net earnings of $0.90 per diluted share in the third quarter of 2019 and $3.78 per diluted share in the first nine months of 2019. The third quarter performance reflects the continuing downward trend in earnings that we have experienced in 2019. We believe that inventory levels were overstocked by both service center and end-use customers at the end of a very strong 2018, and as a result the excess inventory throughout the supply chain has resulted in destocking by many of our customers through the first nine months of 2019. This customer destocking, combined with difficult weather conditions earlier in 2019 and falling average selling prices, have made steel market conditions much more challenging in 2019 than what we experienced in our record-setting 2018. Our steel products segment had a strong third quarter of 2019 and benefited from lower steel prices and excellent commercial execution as nonresidential construction conditions remained positive. Our raw materials segment operating results have been negatively impacted by margin compression due to decreased pricing for raw materials.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in the third quarter and first nine months of 2019 as compared to the respective prior year periods.

Net Sales – Net sales to external customers by segment for the third quarter and first nine months of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	% Change	Sept. 28, 2019	Sept. 29, 2018	% Change
Steel mills	$3,244,473	$4,401,610	-26%	$10,897,322	$12,151,843	-10%
Steel products	1,820,359	1,849,218	-2%	5,225,064	5,056,299	3%
Raw materials	399,670	491,374	-19%	1,334,726	1,563,253	-15%
Total net sales	$5,464,502	$6,742,202	-19%	$17,457,112	$18,771,395	-7%

Net sales for the third quarter of 2019 decreased 19% from the third quarter of 2018. Average sales price per ton decreased 13% from $957 in the third quarter of 2018 to $834 in the third quarter of 2019. Total tons shipped to outside customers in the third quarter of 2019 were 6,555,000 tons, a 7% decrease from the third quarter of 2018.

Net sales for the first nine months of 2019 decreased 7% from the first nine months of 2018. Total tons shipped to outside customers in the first nine months of 2019 were 20,046,000 tons, a 5% decrease from the first nine months of 2018. Average sales price per ton decreased 2% from $885 in the first nine months of 2018 to $871 in the first nine months of 2019.

In the steel mills segment, sales tons for the third quarter and first nine months of 2019 and 2018 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	% Change	Sept. 28, 2019	Sept. 29, 2018	% Change
Outside steel shipments	4,559	5,031	-9%	14,013	15,125	-7%
Inside steel shipments	1,229	1,262	-3%	3,564	3,876	-8%
Total steel shipments	5,788	6,293	-8%	17,577	19,001	-7%

Net sales for the steel mills segment decreased 26% in the third quarter of 2019 from the third quarter of 2018, due primarily to a 19% decrease in the average sales price per ton from $876 to $711 and a 9% decrease in tons sold to outside customers. Average selling prices and volumes decreased across all product groups within the steel mills segment in the third quarter of 2019 as compared to the third quarter of 2018.

Net sales for the steel mills segment decreased 10% in the first nine months of 2019 from the first nine months of 2018, primarily due to a 7% decrease in tons sold to outside customers and a 3% decrease in the average sales price per ton from $804 to $776.

Outside sales tonnage for the steel products segment for the third quarter and first nine months of 2019 and 2018 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	% Change	Sept. 28, 2019	Sept. 29, 2018	% Change
Joist sales	133	136	-2%	359	355	1%
Deck sales	132	130	2%	354	352	1%
Cold finish sales	116	141	-18%	390	437	-11%
Fabricated concrete reinforcing steel sales	342	324	6%	929	951	-2%
Piling products sales	160	152	5%	462	438	5%
Tubular products sales	272	259	5%	780	829	-6%
Other steel products	107	126	-15%	303	343	-12%
Total steel products	1,262	1,268	-	3,577	3,705	-3%

Net sales for the steel products segment decreased 2% in the third quarter of 2019 compared to the third quarter of 2018, due primarily to a 1% decrease in the average sales price per ton from $1,459 to $1,442 and a slight decrease in tons shipped to outside customers. While average selling prices increased for most businesses within the steel products segment in the third quarter of 2019 as compared to the third quarter of 2018, our tubular products businesses experienced lower average selling prices.

Net sales for the steel products segment increased 3% in the first nine months of 2019 from the first nine months of 2018, due primarily to a 7% increase in the average sales price per ton from $1,365 to $1,461, which was partially offset by a 3% decrease in volume. Average selling prices increased across all businesses within the steel products segment, except for our tubular products businesses, in the first nine months of 2019 as compared to the first nine months of 2018. The largest decreases in volume in the first nine months of 2019 as compared to the first nine months of 2018 were in our tubular products and cold finished products businesses.

Net sales for the raw materials segment decreased 19% in the third quarter of 2019 compared to the third quarter of 2018, due primarily to decreased average selling prices and volumes at DJJ’s brokerage operations. In the third quarter of 2019, approximately 89% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 10% of outside sales were from the scrap processing operations of DJJ (89% and 9%, respectively, in the third quarter of 2018).

Net sales for the raw materials segment decreased 15% in the first nine months of 2019 from the first nine months of 2018, due primarily to decreased average selling prices at DJJ’s brokerage operations and, to a lesser extent, decreased average selling prices and volumes at DJJ’s scrap processing operations. In the first nine months of 2019, approximately 90% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 9% of outside sales were from the scrap processing operations of DJJ (90% and 9%, respectively, in the first nine months of 2018).

Gross Margins – Nucor recorded gross margins of $572.5 million (10%) in the third quarter of 2019, which was a decrease compared with $1.29 billion (19%) in the third quarter of 2018.

•

The primary driver for the decrease in gross margins in the third quarter of 2019 as compared to the third quarter of 2018 was decreased metal margin in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per gross ton used in the third quarter of 2019 was $299, a 20% decrease compared to $374 in the third quarter of 2018. Despite the decrease in average scrap and scrap substitute cost per gross ton used, metal margin in the steel mills segment decreased due to lower average selling prices and volumes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices decreased during the first nine months of 2019. As we begin the fourth quarter of 2019, we believe scrap prices have bottomed.

•

Pre-operating and start-up costs of new facilities increased to approximately $28 million in the third quarter of 2019 from approximately $11 million in the third quarter of 2018. The increase in pre-operating and start-up costs was due to increased costs at the bar mills being built in Missouri and Florida, increased costs for the cold mill expansion at our sheet mill in Arkansas and increased costs related to the expansion at our sheet mill in Kentucky. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment increased in the third quarter of 2019 as compared to the third quarter of 2018. The primary driver for this increase was the increased profitability of our joist, deck, rebar fabrication and building system businesses, which was partially offset by the decreased profitability of our tubular products businesses.

•

Gross margins in the raw materials segment decreased in the third quarter of 2019 as compared to the third quarter of 2018, due primarily to the decreased profitability of our DRI facilities, which experienced lower average selling prices and increased iron ore costs in the third quarter of 2019. Our DRI facility in Louisiana began a planned maintenance outage in early September of 2019 that is expected to last until mid-November of 2019.

Gross margins related to DJJ’s scrap processing operations in the third quarter of 2019 decreased significantly compared to the third quarter of 2018 due to margin compression and decreased volumes. The flow of scrap into DJJ’s scrap yards declined in the third quarter of 2019 as compared to the third quarter of 2018.

Included in the third quarter of 2018 gross margins of the raw materials segment was an $18.0 million benefit related to insurance recoveries.

In the first nine months of 2019, Nucor recorded gross margins of $2.24 billion (13%), which was a decrease from $3.18 billion (17%) in the first nine months of 2018.

•

The primary driver for the decrease in gross margins in the first nine months of 2019 as compared to the first nine months of 2018 was decreased metal margin in the steel mills segment. The average scrap and scrap substitute cost per gross ton used in the first nine months of 2019 was $328, a 9% decrease compared to $361 in the first nine months of 2018. Despite the decrease in average scrap and scrap substitute cost per gross ton used, metal margin in the steel mills segment decreased due to lower average selling prices and volumes.

•

Pre-operating and start-up costs of new facilities increased to approximately $68 million in the first nine months of 2019 from approximately $19 million in the first nine months of 2018. The increase in pre-operating and start-up costs was due to the previously mentioned projects.

•

Gross margins in the steel products segment decreased in the first nine months of 2019 as compared to the first nine months of 2018, primarily due to the decreased profitability of our tubular products businesses which was partially offset by higher margins at our joist, deck and building system businesses.

•

Gross margins in the raw materials segment significantly decreased in the first nine months of 2019 as compared to the first nine months of 2018, due primarily to the decreased profitability of our DRI facilities, which experienced lower average selling prices and increased iron ore costs in the first nine months of 2019.

Gross margins related to DJJ’s scrap processing operations in the first nine months of 2019 decreased significantly compared to the first nine months of 2018 due to margin compression and decreased volumes. The flow of scrap into DJJ’s scrap yards declined in the first nine months of 2019 as compared to the first nine months of 2018. Gross margins for DJJ’s brokerage operations also decreased in the first nine months of 2019 as compared to the first nine months of 2018.

Included in the first nine months of 2018 gross margins of the raw materials segment was a $27.6 million benefit related to insurance recoveries.

Marketing, Administrative and Other Expenses – A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased $81.3 million in the third quarter of 2019 as compared to the third quarter of 2018, and decreased $116.4 million in the first nine months of 2019 as compared to the first nine months of 2018.

Included in marketing, administrative and other expenses in the first nine months of 2019 was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment. Included in marketing, administrative and other expenses in the third quarter and first nine months of 2018 were a $6.8 million benefit and a $20.5 million benefit, respectively, related to insurance recoveries.

Equity in Losses (Earnings) of Unconsolidated Affiliates – Equity in losses of unconsolidated affiliates was $1.6 million in the third quarter of 2019, which compared to equity in earnings of unconsolidated affiliates of $13.6 million in the third quarter of 2018. Equity in earnings of unconsolidated affiliates was $2.5 million and $34.2 million in the first nine months of 2019 and 2018, respectively. The decreases in equity method investment earnings were primarily due to margin compression and decreased volumes at NuMit.

Impairment of Assets – There were no impairment charges in the third quarter and first nine months of 2019. In the third quarter and first nine months of 2018, Nucor recorded a $110.0 million impairment charge related to its proved producing natural gas well assets in the raw materials segment (see Note 3 to the condensed consolidated financial statements).

Interest Expense (Income) – Net interest expense for the third quarter and first nine months of 2019 and 2018 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Sept. 28, 2019	Sept. 29, 2018	Sept. 28, 2019	Sept. 29, 2018
Interest expense	$40,721	$44,789	$119,736	$120,308
Interest income	(9,435)	(7,588)	(26,977)	(16,542)
Interest expense, net	$31,286	$37,201	$92,759	$103,766

Interest expense decreased in the third quarter and first nine months of 2019 as compared to the third quarter and first nine months of 2018 due to an increase in capitalized interest related to capital projects being constructed in the first nine months of 2019. Included in interest expense in the first nine months of 2018 was the benefit received from the settlement of a treasury lock instrument that was entered into in anticipation of the Company’s debt issuance that occurred in the second quarter of 2018. The Company did not elect hedge accounting for this instrument.

Interest income increased in the third quarter and first nine months of 2019 as compared to the third quarter and first nine months of 2018 due to an increase in average interest rates on investments.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests – Earnings (loss) before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2019 and 2018 were as follows (in thousands):

	Three Months		Nine Months
	(13 Weeks) Ended		(39 Weeks) Ended

	Sept. 28, 2019	Sept. 29, 2018	Sept. 28, 2019	Sept. 29, 2018
Steel mills	$309,939	$1,095,360	$1,578,257	$2,617,647
Steel products	170,214	138,688	363,731	380,268
Raw materials	(10,599)	(29,074)	64,333	180,468
Corporate/eliminations	(89,215)	(282,472)	(401,744)	(826,268)
	$380,339	$922,502	$1,604,577	$2,352,115

Earnings before income taxes and noncontrolling interests for the steel mills segment in the third quarter and first nine months of 2019 decreased compared to the respective prior year periods, primarily due to the previously mentioned lower average selling prices, volumes and metal margin. Excess inventory throughout the supply chain resulted in continued destocking by many of our customers through the first nine months of 2019. Additionally, unusually wet weather conditions earlier in 2019 negatively impacted markets and projects located in areas affected by these weather conditions. Overall operating rates decreased from 92% and 93% for the third quarter and first nine months of 2018, respectively, to 83% and 85% for the third quarter and first nine months of 2019, respectively.

In the steel products segment, earnings before income taxes and noncontrolling interests increased in the third quarter of 2019 as compared to the third quarter of 2018, primarily due to the increased performance at our joist, deck, rebar fabrication and building systems businesses, which have implemented efficiency initiatives and made adjustments to their business models. This increase was partially offset by the continued trend of decreased earnings at our tubular products operations, which drove the decrease in earnings of the steel products segment in the first nine months of 2019 as compared to the first nine months of 2018. Our tubular products are suffering from aggressive destocking by service center customers, resulting in lower order rates, which is driving down prices and margins.

The performance of our raw materials segment increased in the third quarter of 2019 as compared to the third quarter of 2018, primarily due to the absence of the $110.0 million impairment charge related to our proved producing natural gas well assets that was recorded in the third quarter of 2018. This improved performance was partially offset by the decreased performance from our DRI facilities and DJJ’s scrap processing operations in the third quarter of 2019 and the $24.8 million benefit related to insurance recoveries that was recorded in the third quarter of 2018.

The profitability of our raw materials segment decreased in the first nine months of 2019 as compared to the first nine months of 2018, primarily due to the decreased performance from our DRI facilities and DJJ’s scrap processing operations. Partially offsetting the decrease in profitability in the first nine months of 2019 was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment. Included in the first nine months of 2018 was the $110.0 million impairment charge related to our proved producing natural gas well assets, which was partially offset by the benefit of $48.1 million related to insurance recoveries.

The decrease in the loss of the corporate/eliminations line in the third quarter and first nine months of 2019 as compared to the respective prior year periods was primarily due to decreased intercompany eliminations of profit in inventory as well as lower profit sharing costs.

Noncontrolling Interests – Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the third quarter and first nine months of 2019 as compared to the third quarter and first nine months of 2018 was primarily due to the decreased earnings of NYS, which was a result of decreased sales volume in the first nine months of 2019 as compared to the first nine months of 2018. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes.

Provision for Income Taxes – The effective tax rate for the third quarter of 2019 was 22.8% as compared to 23.4% for the third quarter of 2018. The expected effective tax rate for the full year of 2019 is approximately 23.0% as compared to 23.2% for the full year of 2018.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $54.7 million at September 28, 2019, exclusive of interest, could decrease by as much as $8.1 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2014. The tax years 2015 through 2018 remain open to examination by the Internal Revenue Service. The Canada Revenue Agency has concluded its examination of the 2012 and 2013 Canadian returns for Harris Steel Group Inc. and certain related affiliates. The 2015 tax year is currently under examination by the Canada Revenue Agency. The Trinidad and Tobago Inland Revenue Division has concluded its examination of the Nu-Iron Unlimited 2013 corporate income tax return. The tax years 2012 through 2018 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity – Nucor reported consolidated net earnings of $275.0 million, or $0.90 per diluted share, in the third quarter of 2019 as compared to consolidated net earnings of $676.7 million, or $2.13 per diluted share, in the third quarter of 2018. Net earnings attributable to Nucor stockholders as a percentage of net sales were 5% and 10% in the third quarter of 2019 and 2018, respectively.

Nucor reported consolidated net earnings of $1.16 billion, or $3.78 per diluted share, in the first nine months of 2019 as compared to consolidated net earnings of $1.71 billion, or $5.35 per diluted share, in the first nine months of 2018. Net earnings attributable to Nucor stockholders as a percentage of net sales were 7% and 9% in the first nine months of 2019 and 2018, respectively. Annualized return on average stockholders’ equity was 15% and 25% in the first nine months of 2019 and 2018, respectively.

Outlook – Nucor’s earnings in the fourth quarter of 2019 are expected to decrease as compared to the third quarter of 2019. We expect earnings in the steel mills segment to further decrease in the fourth quarter of 2019 from the third quarter, as lower steel prices at the end of the third quarter, which we believe have bottomed, impact our fourth quarter results. The profitability of the steel products segment in the fourth quarter of 2019 is expected to decrease slightly from the third quarter of 2019 due to normal year-end seasonality. The performance of the raw materials segment is expected to decline in the fourth quarter of 2019 compared to the third quarter of 2019 due to the impact of our Louisiana DRI plant’s planned outage continuing until mid-November – as well as expected further margin pressure throughout our raw materials businesses.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first nine months of 2019 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

Liquidity and Capital Resources

Cash provided by operating activities was $2.12 billion in the first nine months of 2019 as compared to $1.90 billion in the first nine months of 2018. The primary reason for the increase in cash provided by operating activities was the $829.4 million reduction of cash used in operating assets and operating liabilities. Changes in operating assets and operating liabilities

(exclusive of acquisitions and dispositions) provided cash of $165.0 million in the first nine months of 2019 as compared to using $664.5 million of cash in the first nine months of 2018. The funding of our working capital in the first nine months of 2019 decreased compared to the first nine months of 2018 mainly due to decreases in inventory and accounts receivable, partially offset by an increase in other current assets and decreases in accounts payable and salaries, wages and related accruals. Accounts receivable decreased in the first nine months of 2019 from year-end 2018 due to an 11% decrease in composite sales price per ton. From year-end 2018 to the end of the third quarter of 2019, inventories and accounts payable decreased due to an 18% decline in average scrap and scrap substitutes cost per ton in inventory and an 8% decline in total inventory tons on hand. The increase in other current assets, specifically federal income tax receivable, is mainly a function of the timing of federal tax payments. The increase in cash used to fund salaries, wages and related accruals was primarily attributable to the increased payout of accrued profit sharing and other incentive compensation costs in the first nine months of 2019 as compared to payouts in the first nine months of 2018. The 2019 payments were based on Nucor’s financial performance in 2018, which was a record earnings year.

The current ratio was 3.4 at the end of the third quarter of 2019 and 3.1 at year-end 2018. The current ratio was positively impacted by the 104% increase in other current assets, the 38% increase in cash and cash equivalents and short-term investments, the 24% decrease in salaries, wages and related accruals and the 8% decrease in accounts payable from year-end 2018 due to the reasons cited above. In the first nine months of 2019, accounts receivable turned approximately every five weeks and inventories turned approximately every 11 weeks, compared to approximately every five weeks and nine weeks, respectively, in the first nine months of 2018.

Cash used in investing activities during the first nine months of 2019 was $1.17 billion as compared to $633.0 million in the prior year period. The primary driver for the increase in cash used in investing activities was that cash used for capital expenditures increased by 58%, from $624.7 million in the first nine months of 2018 to $984.6 million in the first nine months of 2019. The higher levels of capital expenditures in the first three quarters of 2019 over the same period in 2018 were primarily related to the new hot band galvanizing line and sheet mill expansion at Nucor Steel Gallatin and the new micro mill greenfield expansion in Sedalia, Missouri. Also impacting cash used in investing activities was the purchase of $249.6 million in investments. Cash provided by the divestiture of an affiliate of $67.6 million related to the sale of an equity method investment and an $83.9 million reduction in investments in and advances to affiliates over the first nine months of 2019 partially offset the capital expenditures and investment purchases. The greater investments in affiliates in the first nine months of 2018 as compared to the first nine months of 2019 related to an additional $61.0 million of investments in Nucor-JFE, as well as investments in other minor equity method investments.

Cash used in financing activities during the first nine months of 2019 was $664.5 million as compared to $281.1 million in the prior year period. In 2018, cash from financing activities benefited from the issuance of $500.0 million of 10-year 3.950% notes and $500.0 million of 30-year 4.400% notes, partially offset by the repayment of $500.0 million of 5.850% notes. Treasury stock repurchases were $197.5 million in the first nine months of 2019 as compared to $351.4 million in the first nine months of 2018.

Nucor’s conservative financial practices have served us well in the past and continue to serve us well today. Our cash and cash equivalents and short-term investments position remained strong at $1.94 billion as of September 28, 2019. Nucor’s solid cash and cash equivalents and short-term investments position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to supplement our base dividend with additional returns of capital to our stockholders when both our earnings and financial condition are strong. We intend to return a minimum of 40% of our net earnings to our stockholders while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. We will use stock repurchases or supplemental dividends to reach this level when our base dividend is not sufficient to meet this goal. The primary factor we will use to decide between share repurchases and supplemental dividends will be our assessment of the intrinsic value of a Nucor share. In September 2018, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $2.00 billion of its common stock. As of September 28, 2019, the Company had approximately $1.30 billion remaining for share repurchases under the program.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of September 28, 2019, our funded debt to total capital ratio was 29%, and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of September 28, 2019.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2019 are expected to be approximately $1.50 billion as compared to $997.3 million in 2018. The increase in projected 2019 capital expenditures is primarily due to the fact that several major expansion projects have begun and are underway in 2019. The projects that we anticipate will have the largest capital expenditures in 2019 are the hot band galvanizing line at Nucor Steel Arkansas, the hot band galvanizing line and the sheet mill expansion at Nucor Steel Gallatin, the two micro mill greenfield expansions in Sedalia, Missouri and Frostproof, Florida, the merchant bar rolling facility at Nucor Steel Kankakee and the upgrades at Nucor Steel Louisiana to improve the reliability and efficiency of the facility.

In September 2019, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.40 per share payable on November 8, 2019, to stockholders of record on September 27, 2019. This dividend is Nucor’s 186th consecutive quarterly cash dividend.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2018. There were no interest rate swaps outstanding at September 28, 2019.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At September 28, 2019, accumulated other comprehensive loss, net of income taxes included $12.8 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair value of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at September 28, 2019, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$9,050	$22,630
Aluminum	$3,624	$8,959
Copper	$1,071	$2,630

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at September 28, 2019 were insignificant.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws of Nucor Corporation, as amended and restated September 15, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 20, 2016 (File No. 001-04119))

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended September 28, 2019, filed on November 6, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended September 28, 2019, filed on November 6, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive
Vice President

Dated: November 6, 2019