Form 10-Q
period 2020-04-04
NUCOR CORP
filed 2020-05-13
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2020

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

301,134,738 shares of the registrant’s common stock were outstanding at April 4, 2020.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended April 4, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019
Net sales	$5,624,337	$6,096,624
Costs, expenses and other:
Cost of products sold	4,995,069	5,200,732
Marketing, administrative and other expenses	153,392	180,739
Equity in losses (earnings) of unconsolidated affiliates	823	(2,906)
Losses on assets	287,846	-
Interest expense, net	40,910	28,443
	5,478,040	5,407,008
Earnings before income taxes and noncontrolling interests	146,297	689,616
Provision for income taxes	91,918	158,823
Net earnings	54,379	530,793
Earnings attributable to noncontrolling interests	34,048	28,987
Net earnings attributable to Nucor stockholders	$20,331	$501,806
Net earnings per share:
Basic	$0.07	$1.63
Diluted	$0.07	$1.63
Average shares outstanding:
Basic	302,909	306,585
Diluted	302,932	307,180

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019
Net earnings	$54,379	$530,793
Other comprehensive (loss) income:
Net unrealized (loss) income on hedging derivatives, net of income taxes of $(800) and $200 for the first quarter of 2020 and 2019, respectively	(2,256)	731
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of $700 and $(200) for the first quarter of 2020 and 2019, respectively	2,056	(631)
Foreign currency translation loss, net of income taxes of $0 for the first quarter of 2020 and 2019	(64,461)	(6,640)
	(64,661)	(6,540)
Comprehensive (loss) income	(10,282)	524,253
Comprehensive (loss) attributable to noncontrolling interests	(34,048)	(28,987)
Comprehensive (loss) income attributable to Nucor stockholders	$(44,330)	$495,266

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 4, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,245,157	$1,534,605
Short-term investments	146,000	300,040
Accounts receivable, net	2,273,157	2,160,102
Inventories, net	3,875,590	3,842,095
Other current assets	307,347	389,528
Total current assets	7,847,251	8,226,370
Property, plant and equipment, net	6,416,959	6,178,555
Goodwill	2,182,994	2,201,063
Other intangible assets, net	718,006	742,186
Other assets	700,851	996,492
Total assets	$17,866,061	$18,344,666
LIABILITIES
Current liabilities:
Short-term debt	$53,261	$62,444
Current portion of long-term debt and finance lease obligations	29,397	29,264
Accounts payable	1,189,638	1,201,698
Salaries, wages and related accruals	286,749	510,844
Accrued expenses and other current liabilities	659,527	659,524
Total current liabilities	2,218,572	2,463,774
Long-term debt and finance lease obligations due after one year	4,243,181	4,291,301
Deferred credits and other liabilities	808,239	798,415
Total liabilities	7,269,992	7,553,490
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,119,370	2,107,646
Retained earnings	11,012,690	11,115,056
Accumulated other comprehensive loss, net of income taxes	(367,627)	(302,966)
Treasury stock	(2,748,290)	(2,713,931)
Total Nucor stockholders' equity	10,168,204	10,357,866
Noncontrolling interests	427,865	433,310
Total equity	10,596,069	10,791,176
Total liabilities and equity	$17,866,061	$18,344,666

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019
Operating activities:
Net earnings	$54,379	$530,793
Adjustments:
Depreciation	175,767	158,171
Amortization	21,508	21,500
Stock-based compensation	10,017	12,492
Deferred income taxes	15,557	19,948
Distributions from affiliates	2,000	26,034
Equity in losses (earnings) of unconsolidated affiliates	823	(2,906)
Losses on assets	287,846	-
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(124,036)	21,958
Inventories	(41,993)	107,907
Accounts payable	(28,033)	(11,397)
Federal income taxes	55,987	105,573
Salaries, wages and related accruals	(216,736)	(325,866)
Other operating activities	(11,880)	(13,499)
Cash provided by operating activities	201,206	650,708
Investing activities:
Capital expenditures	(416,557)	(288,786)
Investment in and advances to affiliates	(3,152)	(29)
Divestiture of affiliates	-	67,591
Disposition of plant and equipment	10,256	12,910
Acquisitions (net of cash acquired)	-	(9,495)
Purchase of investments	(24,746)	(50,000)
Proceeds from the sale of investments	178,787	-
Other investing activities	535	2,176
Cash used in investing activities	(254,877)	(265,633)
Financing activities:
Net change in short-term debt	(9,183)	13,568
Proceeds from long-term debt, net of discount	32,000	3,137
Repayment of long-term debt	(47,000)	-
Payment of tax withholdings on certain stock-based compensation	(209)	(1,364)
Distributions to noncontrolling interests	(39,493)	(50,402)
Cash dividends	(122,940)	(123,400)
Acquisition of treasury stock	(39,499)	(72,830)
Other financing activities	(2,290)	(1,947)
Cash used in financing activities	(228,614)	(233,238)
Effect of exchange rate changes on cash	(7,163)	84
(Decrease) increase in cash and cash equivalents	(289,448)	151,921
Cash and cash equivalents - beginning of year	1,534,605	1,398,866
Cash and cash equivalents - end of three months	$1,245,157	$1,550,787
Non-cash investing activity:
Change in accrued plant and equipment purchases	$17,756	$12,925

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Interim Presentation

The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2019.

2. Inventories

Inventories consisted of approximately 42% raw materials and supplies and 58% finished and semi-finished products at both April 4, 2020 and December 31, 2019. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $9.56 billion at April 4, 2020 ($9.42 billion at December 31, 2019).

Nucor performed an impairment assessment of its proved producing natural gas well assets in the fourth quarter of 2019. One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future pricing of natural gas and natural gas liquids. The pricing used in the impairment assessment was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by market analysts. Management also makes key estimates on the expected reserve levels and on the expected lease operating costs. The impairment assessment was performed on each of Nucor’s three groups (“fields”) of wells, with each field defined by common geographic location.

As a result of the impairment assessment, Nucor recorded a non-cash impairment charge of $35.0 million relating to one field of wells in the fourth quarter of 2019. The post-impairment carrying value of this field was $12.0 million at April 4, 2020 ($12.3 million at December 31, 2019). The remaining two fields were not impaired as a result of the assessment and had a combined carrying value of $65.3 million at April 4, 2020 ($66.6 million at December 31, 2019). Changes in the natural gas industry or a prolonged low-price environment beyond what had already been assumed in the assessments could cause management to revise the natural gas and natural gas liquids price assumptions, the estimated reserves or the estimated lease operating costs. Unfavorable revisions to these assumptions or estimates could possibly result in further impairment of some or all of the fields of proved well assets.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the three months ended April 4, 2020 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2019	$591,986	$879,500	$729,577	$2,201,063
Other	-	(671)	-	(671)
Translation	-	(17,398)	-	(17,398)
Balance at April 4, 2020	$591,986	$861,431	$729,577	$2,182,994

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2019 and concluded that as of such time there was no impairment of goodwill for any of its reporting units.

The assessment performed in 2019 used forward-looking projections and included expected improvements in the future cash flows of one of the Company’s reporting units, Rebar Fabrication. The fair value of this reporting unit exceeded its carrying value by approximately 56% in the most recent assessment. The reporting unit’s profitability in the first quarter of 2020 significantly increased from the first quarter of 2019. We expect the 2020 operating results of the Rebar Fabrication reporting unit will continue to improve compared to 2019. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $341.5  million as of April 4, 2020 ($356.6 million as of December 31, 2019). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $62.8  million as of April 4, 2020 ($67.2  million as of December 31, 2019). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

Due to lower than expected operating results and anticipated changes to the Grating reporting unit’s business strategy and structure, the Company determined a triggering event occurred in the third quarter of 2019 and performed an impairment assessment. The fair value of the Grating reporting unit exceeded its carrying value by approximately 17% in that assessment. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, noncash impairment charges may be required. Total goodwill associated with the Grating reporting unit was $36.2 million as of April 4, 2020 ($36.8 million as of December 31, 2019).

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of April 4, 2020 and December 31, 2019 (in thousands):

	April 4, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,410,717	$785,850	$1,412,954	$767,532
Trademarks and trade names	161,748	94,271	162,183	92,258
Other	63,822	38,160	63,807	36,968
	$1,636,287	$918,281	$1,638,944	$896,758

Intangible asset amortization expense in both the first quarter of 2020 and 2019 was $21.5 million. Annual amortization expense is estimated to be $83.5 million in 2020; $82.3 million in 2021; $80.7 million in 2022; $80.0 million in 2023; and $79.2 million in 2024.

5. Equity Investments

The carrying value of our equity investments in domestic and foreign companies was $533.9 million at April 4, 2020 ($793.2 million at December 31, 2019) and is recorded in other assets in the condensed consolidated balance sheets.

NuMit

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit was $323.2 million at April 4, 2020 ($319.8 million at December 31, 2019). Nucor received distributions of $2.0 million and $26.0 million from NuMit during the first quarter of 2020 and 2019, respectively.

Duferdofin Nucor

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor was $2.3 million at April 4, 2020 ($263.0 million at December 31, 2019). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $110.9 million at April 4, 2020, resulting in a negative basis difference of $108.6 million. This is due to the $250.0 million impairment charge taken against the Company’s investment in Duferdofin Nucor in the first quarter of 2020 as discussed below, offset by the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor as well as the identification of goodwill ($86.5 million at December 31, 2019) and finite-lived intangible assets. This basis difference prior to the impairment charge, excluding the portion attributable to goodwill, was being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the fair value step-up was $2.2 million in both the first quarter of 2020 and 2019.

As of April 4, 2020, Nucor had outstanding notes receivable of €35.0 million ($37.8 million) from Duferdofin Nucor (€35.0 million, or $39.3 million, as of December 31, 2019). The notes receivable bear interest at a rate that resets annually on September 30 to the 12-month Euro Interbank Offered Rate plus 0.75% per year. The maturity date of the principal amounts is January 31, 2022. As of April 4, 2020 and December 31, 2019, the notes receivable were classified in other assets in the condensed consolidated balance sheets. These notes were fully reserved in connection with the $250.0 million impairment charge taken against the Company’s investment in Duferdofin Nucor in the first quarter of 2020 as discussed below.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (“Facility A”). The fair value of the guarantee is immaterial. In April 2018, Duferdofin Nucor amended and extended Facility A to mature on April 16, 2021. The maximum amount Duferdofin Nucor could borrow under Facility A was €160.0 million ($173.0 million) at April 4, 2020. As of April 4, 2020, there was €147.0 million ($159.0 million) outstanding under that facility (€147.0 million, or $164.9 million, as of December 31, 2019). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

Nucor-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. Nucor-JFE plant construction is complete and operations started in the first quarter of 2020. Nucor accounts for the investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Nucor-JFE was $160.4 million at April 4, 2020 ($163.2 million at December 31, 2019).

On January 16, 2019, Nucor entered into an agreement to guarantee a percentage, equal to its ownership percentage (50%), of Nucor-JFE’s borrowings under the General Financing Agreement and Promissory Note (the “Facility”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on April 30, 2020. Under the Facility, the maximum amount Nucor-JFE could borrow was $65.0 million as of April 4, 2020. The Facility is uncommitted. As of April 4, 2020, there was $20.0 million outstanding under the Facility (none as of December 31, 2019). If Nucor-JFE fails to pay when due any amounts for which it is obligated under the Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

Nucor-JFE has other credit facilities that Nucor has agreed to guarantee. The principal amount subject to guarantee by Nucor for these other credit facilities was $25.0 million as of April 4, 2020 and December 31, 2019. The fair value of the guarantees is immaterial. If Nucor-JFE fails to pay when due any amounts for which it is obligated, Nucor could be required to pay such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with these guarantees.

All Equity Investments

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. Nucor determined that a triggering event occurred in the first quarter of 2020 with respect to its equity method investment in Duferdofin Nucor due to adverse developments in the joint venture’s commercial outlook, which have been exacerbated by the COVID-19 pandemic, all of which have negatively impacted the joint venture’s strategic direction. After completing its impairment assessment, Nucor determined that the carrying amount exceeded its estimated fair value and the impairment condition was considered to be other than temporary. Therefore, Nucor recorded a $250.0 million impairment charge against its investment in Duferdofin Nucor in the first quarter of 2020. Additionally, the Company fully reserved its €35.0 million ($37.8 million) outstanding note receivable from Duferdofin Nucor due to an assessment of the likelihood of collection in light of these adverse developments and its effective subordination to Facility A, these charges are included in losses on assets in the condensed consolidated statements of earnings. The assumptions that most significantly affect the fair value determination include projected cash flows and the discount rate. The Company-specific inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available.

It is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor and affect any potential liability associated with the Company’s guarantees of the indebtedness of Duferdofin Nucor as discussed above.

6. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $117.0 million at April 4, 2020 ($116.4 million at December 31, 2019). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $122.7 million at April 4, 2020 ($122.9 million at

December 31, 2019). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the condensed consolidated balance sheets, were $111.6 million at April 4, 2020 ($106.2 million at December 31, 2019).

7. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of April 4, 2020 and December 31, 2019 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 4, 2020
Assets:
Cash equivalents	$920,226	$920,226	$-	$-
Short-term investments	146,000	146,000	-	-
Derivative contracts	4,685	-	4,685	-
Total assets	$1,070,911	$1,066,226	$4,685	$-
Liabilities:
Derivative contracts	$(18,700)	$-	$(18,700)	$-
As of December 31, 2019
Assets:
Cash equivalents	$1,229,000	$1,229,000	$-	$-
Short-term investments	300,040	300,040	-	-
Total assets	$1,529,040	$1,529,040	$-	$-
Liabilities:
Derivative contracts	$(19,599)	$-	$(19,599)	$-

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at April 4, 2020 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $4.55 billion at April 4, 2020 ($4.81 billion at December 31, 2019). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 4, 2020 and December 31, 2019, or similar debt with the same maturities, ratings and interest rates.

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed on a nonrecurring basis in periods subsequent to initial recognition. For Nucor, our equity investment in Duferdofin Nucor was measured at fair value as a result of the impairment recorded in the first quarter of 2020 (see Note 5).

8. Contingencies

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $16.5 million of accrued environmental costs at April 4, 2020 ($16.4 million at December 31, 2019), $5.1 million was classified in accrued expenses and other current liabilities ($4.1 million at December 31, 2019) and $11.4 million was classified in deferred credits and other liabilities ($12.3 million at December 31, 2019). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations, legal standards and enforcement priorities.

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

9. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved the Omnibus Plan on May 8, 2014. The Omnibus Plan permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 13.0 million shares of the Company’s common stock. As of April 4, 2020, 3.4 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of April 4, 2020, 1.1 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first quarter of 2020 is as follows (shares in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	3,892	$50.78
Granted	-	$-
Exercised	-	$-		$-
Canceled	-	$-
Outstanding at April 4, 2020	3,892	$50.78	5.6 years	$-
Stock options exercisable at April 4, 2020	3,276	$49.79	5.1 years	$-

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.3 million in the first quarter of both 2020 and 2019. As of April 4, 2020, unrecognized compensation expense related to stock options was $0.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity for the first quarter of 2020 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,776	$52.60
Granted	-	$-
Vested	(11)	$53.19
Canceled	(8)	$53.77
Unvested at April 4, 2020	1,757	$52.59

Compensation expense for RSUs was $10.0 million in the first quarter of 2020 ($6.8 million in the first quarter of 2019). As of April 4, 2020, unrecognized compensation expense related to unvested RSUs was $50.5 million, which is expected to be recognized over a weighted-average period of 1.2 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first quarter of 2020 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	147	$60.81
Granted	348	$36.15
Vested	(344)	$40.56
Canceled	-	$-
Unvested at April 4, 2020	151	$50.07

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was a credit of $0.3 million in the first quarter of 2020 ($5.4 million of expense in the first quarter of 2019). As of April 4, 2020, unrecognized compensation expense related to unvested restricted stock awards was $2.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.

10. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $11.6 million and $71.2 million in the first quarter of 2020 and 2019, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

11. Interest Expense (Income):

The components of net interest expense for the first quarter of 2020 and 2019 are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019
Interest expense	$47,596	$37,062
Interest income	(6,686)	(8,619)
Interest expense, net	$40,910	$28,443

12. Income Taxes

The effective tax rate for the first quarter of 2020 was 62.8% as compared to 23.0% for the first quarter of 2019. The increase in the effective tax rate between 2019 and 2020 is primarily due to the $250.0 million financial statement impairment of our equity method investment in Duferdofin Nucor the first quarter of 2020. The impairment had no corresponding impact to the provision for income taxes.

Nucor has concluded U.S. federal income tax matters for years through 2014. The tax years 2015 through 2018 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2013 through 2018 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $446.5 million at April 4, 2020 ($431.0 million at December 31, 2019).

13. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) of which Nucor owns 51%, for the three months ended April 4, 2020 and March 30, 2019 (in thousands):

		Three Months (13 Weeks) Ended April 4, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2019	10,791,176	380,154	$152,061	$2,107,646	$11,115,056	$(302,966)	78,342	$(2,713,931)	$10,357,866	$433,310
Net earnings	54,379	-	-	-	20,331	-	-	-	20,331	34,048
Other comprehensive income (loss)	(64,661)	-	-	-	-	(64,661)	-	-	(64,661)	-
Stock options exercised	-	-	-	-	-	-	-	-	-	-
Stock option expense	275	-	-	275	-	-	-	-	275	-
Issuance of stock under award plans, net of forfeitures	16,189	-	-	11,049	-	-	(148)	5,140	16,189	-
Amortization of unearned compensation	400	-	-	400	-	-	-	-	400	-
Treasury stock acquired	(39,499)	-	-	-	-	-	825	(39,499)	(39,499)	-
Cash dividends declared	(122,697)	-	-	-	(122,697)	-	-	-	(122,697)	-
Distributions to noncontrolling interests	(39,493)	-	-	-	-	-	-	-	-	(39,493)
BALANCES, April 4, 2020	$10,596,069	380,154	$152,061	$2,119,370	$11,012,690	$(367,627)	79,019	$(2,748,290)	$10,168,204	$427,865

		Three Months (13 Weeks) Ended March 30, 2019
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2018	10,201,968	380,154	$152,061	$2,073,715	$10,337,445	$(304,133)	74,562	$(2,467,010)	$9,792,078	$409,890
Net earnings	530,793	-	-	-	501,806	-	-	-	501,806	28,987
Other comprehensive income (loss)	(6,540)	-	-	-	-	(6,540)	-	-	(6,540)	-
Stock options exercised	3,136	-	-	233	-	-	(88)	2,903	3,136	-
Stock option expense	312	-	-	312	-	-	-	-	312	-
Issuance of stock under award plans, net of forfeitures	18,715	-	-	8,479	-	-	(306)	10,236	18,715	-
Amortization of unearned compensation	600	-	-	600	-	-	-	-	600	-
Treasury stock acquired	(72,830)	-	-	-	-	-	1,200	(72,830)	(72,830)	-
Cash dividends declared	(123,086)	-	-	-	(123,086)	-	-	-	(123,086)	-
Distributions to noncontrolling interests	(50,402)	-	-	-	-	-	-	-	-	(50,402)
Other	-	-	-	-	(1,886)	1,886	-	-	-	-
BALANCES, March 30, 2019	$10,502,666	380,154	$152,061	$2,083,339	$10,714,279	$(308,787)	75,368	$(2,526,701)	$10,114,191	$388,475

Dividends declared per share were $0.4025 per share in the first quarter of 2020 ($0.40 per share in the first quarter of 2019).

On September 6, 2018, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock and terminated any previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of April 4, 2020, the Company had approximately $1.20 billion remaining available for share repurchases under the program.

14. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months ended April 4, 2020 and March 30, 2019 (in thousands):

	Three-Month (13-Week) Period Ended
	April 4, 2020
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(14,000)	$(296,773)	$7,807	$(302,966)
Other comprehensive income (loss) before reclassifications	(2,256)	(64,461)	-	(66,717)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	2,056	-	-	2,056
Net current-period other comprehensive income (loss)	(200)	(64,461)	-	(64,661)
Accumulated other comprehensive income (loss) at April 4, 2020	$(14,200)	$(361,234)	$7,807	$(367,627)

	Three-Month (13-Week) Period Ended
	March 30, 2019
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2018	$(6,500)	$(304,646)	$7,013	$(304,133)
Other comprehensive income (loss) before reclassifications	731	(6,640)	-	(5,909)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(631)	-	-	(631)
Net current-period other comprehensive income (loss)	100	(6,640)	-	(6,540)
Other	-	-	1,886	1,886
Accumulated other comprehensive income (loss) at March 30, 2019	$(6,400)	$(311,286)	$8,899	$(308,787)

(1)   Includes $2,056 and $(631) of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2020 and 2019, respectively. The tax impact of those reclassifications was $700 and $(200) in the first quarter of 2020 and 2019, respectively.

Included in the $361.2 million foreign currency losses at April 4, 2020 are $191.6 million of losses related to our equity method investment in Duferdofin Nucor and $169.6 million of losses related primarily to our Canadian operations.

15. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor, NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the first quarter of 2020 and 2019 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019
Net sales to external customers:
Steel mills	$3,519,270	$3,949,402
Steel products	1,726,854	1,654,522
Raw materials	378,213	492,700
	$5,624,337	$6,096,624
Intercompany sales:
Steel mills	$869,092	$902,224
Steel products	83,369	62,805
Raw materials	2,423,805	2,423,869
Corporate/eliminations	(3,376,266)	(3,388,898)
	$-	$-
Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$156,506	$689,398
Steel products	162,559	77,433
Raw materials	(7,911)	53,223
Corporate/eliminations	(164,857)	(130,438)
	$146,297	$689,616

	April 4, 2020	Dec. 31, 2019
Segment assets:
Steel mills	$9,405,870	$9,283,216
Steel products	4,523,621	4,610,628
Raw materials	3,311,176	3,316,479
Corporate/eliminations	625,394	1,134,343
	$17,866,061	$18,344,666

16. Revenue

The following tables disaggregate our revenue by major source for the first quarter of 2020 and 2019 (in thousands):

	Three Months (13 Weeks) Ended April 4, 2020
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,578,429	$-	$-	$1,578,429
Bar	1,062,666	-	-	1,062,666
Structural	450,499	-	-	450,499
Plate	427,676	-	-	427,676
Tubular Products	-	305,057	-	305,057
Rebar Fabrication	-	423,316	-	423,316
Other Steel Products	-	998,481	-	998,481
Raw Materials	-	-	378,213	378,213
	$3,519,270	$1,726,854	$378,213	$5,624,337

	Three Months (13 Weeks) Ended March 30, 2019
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,807,303	$-	$-	$1,807,303
Bar	1,115,130	-	-	1,115,130
Structural	433,929	-	-	433,929
Plate	593,040	-	-	593,040
Tubular Products	-	329,871	-	329,871
Rebar Fabrication	-	342,055	-	342,055
Other Steel Products	-	982,596	-	982,596
Raw Materials	-	-	492,700	492,700
	$3,949,402	$1,654,522	$492,700	$6,096,624

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $121.5 million as of April 4, 2020 ($108.6 million as of December 31, 2019), and are included in accrued expenses and other current liabilities in the condensed and consolidated balance sheets.

17. Earnings Per Share

The computations of basic and diluted net earnings per share for the first quarter of 2020 and 2019 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019
Basic net earnings per share:
Basic net earnings	$20,331	$501,806
Earnings allocated to participating securities	(630)	(1,968)
Net earnings available to common stockholders	$19,701	$499,838
Average shares outstanding	302,909	306,585
Basic net earnings per share	$0.07	$1.63
Diluted net earnings per share:
Diluted net earnings	$20,331	$501,806
Earnings allocated to participating securities	(630)	(1,964)
Net earnings available to common stockholders	$19,701	$499,842
Diluted average shares outstanding:
Basic shares outstanding	302,909	306,585
Dilutive effect of stock options and other	23	595
	302,932	307,180
Diluted net earnings per share	$0.07	$1.63

The following stock options were excluded from the computation of diluted net earnings per share for the first quarter of 2020 and 2019 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019
Anti-dilutive stock options:
Weighted-average shares	3,701	963
Weighted-average exercise price	$51.38	$60.92

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States, as well as prevailing domestic prices for oil and gas; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) the impact of the COVID-19 pandemic; and (15) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in “Item 1A. Risk Factors” of this report and elsewhere herein.

Caution should be taken not to place undue reliance on the forward-looking statements included in this report. We assume no obligation to update any forward-looking statements except as may be required by law. In evaluating forward-looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in our reports and other filings with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 89%, 73% and 73%, respectively, in the first quarter of 2020 compared with approximately 87%, 67% and 71%, respectively, in the first quarter of 2019.

COVID-19 Update

The COVID-19 pandemic began to impact Nucor’s operations in the final weeks of the first quarter of 2020 and has rapidly become the most significant ongoing event impacting almost all aspects of our business. Our most important value is the health and safety of our teammates, their families and the communities where we operate. We have formed several internal task forces to closely monitor developments related to the pandemic and provide guidance to Nucor facilities. Our facilities around the country are each taking steps to respond to COVID-19 based on the nature of their operations and the actions being taken by their state and local governments. We have restricted travel, upgraded the cleaning practices at our facilities and offices, implemented remote work for teammates wherever possible, and instituted social distancing measures throughout the Company. Across Nucor, we remain committed to protecting our teammates while minimizing disruptions to our customers and supply chain.

Shelter-in-place or stay-at-home orders have been implemented in most of the states where we operate production facilities. In all of these jurisdictions, Nucor has been deemed an essential or life-sustaining operation. Accordingly, we are maintaining production operations sufficient to meet our customers’ ongoing needs. Our DRI facility in Trinidad stopped production on March 30 to comply with the country’s stay-at-home orders. Our DRI facility in Louisiana halted production on April 2 in response to market conditions and out of concern for the health and safety of our teammates in an area of the country that has experienced a particularly aggressive outbreak of COVID-19 cases. The Louisiana DRI facility resumed production operations on April 25 with additional procedures in place to help protect our teammates at that facility.

Results of Operations

Nucor reported net earnings of $20.3 million, or $0.07 per diluted share in the first quarter of 2020, a significant decrease from the first quarter of 2019 earnings of $501.8 million, or $1.63 per diluted share. The first quarter of 2019 earnings were the highest quarterly earnings of 2019 as market conditions for the remainder of 2019 were negatively impacted by inventory destocking. The first quarter of 2020 started off with strong performance from our steel products segment and an 89% utilization rate for our steel mills segment, showing an upward trajectory from the fourth quarter of 2019.

However, the first quarter of 2020 ended with the rapidly intensifying impact of the COVID-19 pandemic which began affecting our business late in the quarter. Adverse developments in the commercial outlook for Duferdofin Nucor, an Italian joint venture in which we have an equity method investment, were exacerbated by the COVID-19 pandemic. We determined these negative impacts on the joint venture’s strategic direction was a triggering event that resulted in a $250.0 million impairment charge related to our investment. In addition to the impairment charge, we fully reserved the €35.0 million ($37.8 million) outstanding note receivable from the joint venture, resulting in $287.8 million in total losses on assets related to Duferdofin Nucor in the first quarter of 2020.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in the first quarter of 2020 as compared to the first quarter of 2019.

Net Sales

Net sales to external customers by segment for the first quarter of 2020 and 2019 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019	% Change
Steel mills	$3,519,270	$3,949,402	-11%
Steel products	1,726,854	1,654,522	4%
Raw materials	378,213	492,700	-23%
Total net sales	$5,624,337	$6,096,624	-8%

Net sales for the first quarter of 2020 decreased 8% from the first quarter of 2019. Average sales price per ton decreased 13% from $901 in the first quarter of 2019 to $783 in the first quarter of 2020. Total tons shipped to outside customers in the first quarter of 2020 were 7,187,000 tons, a 6% increase from the first quarter of 2019.

In the steel mills segment, sales tons for the first quarter of 2020 and 2019 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019	% Change
Outside steel shipments	5,182	4,772	9%
Inside steel shipments	1,316	1,217	8%
Total steel shipments	6,498	5,989	8%

Net sales for the steel mills segment decreased 11% in the first quarter of 2020 from the first quarter of 2019, due primarily to an 18% decrease in the average sales price per ton from $826 to $680 which was partially offset by a 9% increase in tons sold to outside customers. Average selling prices decreased across all product groups within the steel mills segment in the first quarter of 2020 as compared to the first quarter of 2019.

Outside sales tonnage for the steel products segment for the first quarter of 2020 and 2019 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019	% Change
Joist sales	131	110	19%
Deck sales	125	106	18%
Cold finished sales	126	143	-12%
Fabricated concrete reinforcing steel sales	311	259	20%
Piling products sales	180	138	30%
Tubular products sales	287	263	9%
Other steel products sales	99	99	-
Total steel products sales	1,259	1,118	13%

Net sales for the steel products segment increased 4% in the first quarter of 2020 compared to the first quarter of 2019, due primarily to a 13% increase in tons sold to outside customers which was partially offset by a 7% decrease in the average sales price per ton from $1,480 to $1,372. Tons sold to outside customers increased across most businesses within the steel products segment in the first quarter of 2020 as compared to the first quarter of 2019, with the most notable exception being our cold finish business.

Net sales for the raw materials segment decreased 23% in the first quarter of 2020 compared to the first quarter of 2019, due primarily to decreased average selling prices and volumes at DJJ’s brokerage operations and, to a lesser extent, decreased volumes at DJJ’s scrap processing operations. In the first quarter of 2020, approximately 88% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 9% of outside sales were from the scrap processing operations of DJJ (89% and 10%, respectively, in the first quarter of 2019).

Gross Margins

Nucor recorded gross margins of $629.3 million (11%) in the first quarter of 2020, which was a decrease compared with $895.9 million (15%) in the first quarter of 2019.

•

The primary driver for the decrease in gross margins in the first quarter of 2020 as compared to the first quarter of 2019 was decreased metal margin in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per gross ton used in the first quarter of 2020 was $293, a 17% decrease compared to $352 in the first quarter of 2019. Despite the decrease in average scrap and scrap substitute cost per gross ton used and increased volumes, metal margin in the steel mills segment decreased due to lower average selling prices.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. As we begin the second quarter of 2020, we expect elevated volatility in scrap prices due to uncertainties caused by the COVID-19 pandemic.

•

Pre-operating and start-up costs of new facilities increased to approximately $29 million in the first quarter of 2020 from approximately $20 million in the first quarter of 2019. The increase in pre-operating and start-up costs was due to increased costs at the bar mills being built in Missouri and Florida, increased costs for the merchant bar quality mill expansion at our bar mill in Illinois and increased costs related to the expansion at our sheet mill in Kentucky. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment increased in the first quarter of 2020 as compared to the first quarter of 2019. The primary driver was the increased margins across most of our steel product businesses which were partially offset by decreased margins at our cold finish business. The largest increases in gross margin were at our tubular products and rebar fabrication businesses. Led by large commercial, warehouse and data center projects, demand in nonresidential construction markets continues to be healthy. As we enter the second quarter of 2020, backlogs for the steel products segment are strong.

•

Gross margins in the raw materials segment decreased in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to margin contraction at our DRI facilities. Decreased margins related to DJJ’s brokerage operations were partially offset by increased margins at DJJ’s scrap processing operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $67.3 million in the first quarter of 2020 as compared to the first quarter of 2019.

Included in marketing, administrative and other expenses in the first quarter of 2019 was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment.

Equity in Losses (Earnings) of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates was $0.8 million in the first quarter of 2020, which compared to equity in earnings of unconsolidated affiliates of $2.9 million in the first quarter of 2019. The decreases in equity method investment earnings from the first quarter of 2020 to the first quarter of 2019 was primarily due to increased losses at Duferdofin-Nucor and Nucor JFE.

Losses on Assets

Included in the first quarter of 2020 earnings were losses on assets of $287.8 million related to our equity method investment in Duferdofin Nucor. Nucor determined that a triggering event occurred in the first quarter of 2020 due to adverse developments in the joint venture’s commercial outlook, which has been exacerbated by the COVID‐19 pandemic, all of which have negatively impacted the joint venture’s strategic direction.

As a part of the losses on assets, Nucor recorded a non‐cash impairment charge of $250.0 million on its equity method investment in Duferdofin Nucor that is included in the steel mills segment earnings. Additionally, the Company fully reserved its €35.0 million ($37.8 million) outstanding note receivable with Duferdofin Nucor. This impact is recorded in the corporate/eliminations line.

Interest Expense (Income)

Net interest expense for the first quarter of 2020 and 2019 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2020	March 30, 2019
Interest expense	$47,596	$37,062
Interest income	(6,686)	(8,619)
Interest expense, net	$40,910	$28,443

Interest expense increased in the first quarter of 2020 as compared to the first quarter of 2019 due to a significant decrease in capitalized interest. Several capital projects that were under construction in the first quarter of 2019 have been completed and are no longer subject to having interest capitalized. Interest expense also increased due to higher interest expense related to our industrial development revenue bonds (“IDRBs”).

Interest income decreased in the first quarter of 2020 as compared to the first quarter of 2019 due to a decrease in average interest rates on investments.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests

Earnings (loss) before income taxes and noncontrolling interests by segment for the first quarter of 2020 and 2019 were as follows (in thousands):

	Three Months
	(13 Weeks) Ended
	April 4, 2020	March 30, 2019
Steel mills	$156,506	$689,398
Steel products	162,559	77,433
Raw materials	(7,911)	53,223
Corporate/eliminations	(164,857)	(130,438)
	$146,297	$689,616

Earnings before income taxes and noncontrolling interests for the steel mills segment in the first quarter 2020 decreased significantly as compared to the first quarter of 2019, primarily due to a $250.0 million loss on assets related to our equity method investment in Duferdofin Nucor as well as the previously mentioned lower average selling prices and metal margin.

In the steel products segment, earnings before income taxes and noncontrolling interests increased in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to the reasons discussed above.

The performance of our raw materials segment decreased in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to the absence of the $33.7 million benefit related to the gain on the sale of an equity method investment in the first quarter of 2019 as well as decreased performance from our DRI facilities and DJJ’s brokerage operations.

The increase in the loss of the corporate/eliminations line in the first quarter of 2020 as compared to the first quarter of 2019 was primarily due to the Company fully reserving its €35.0 million ($37.8 million) outstanding note receivable with Duferdofin Nucor.

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the first quarter of 2020 as compared to the first quarter of 2019 was primarily due to the increased earnings of NYS, which was a result of increased sales volume in the first quarter of 2020 as compared to the first quarter of 2019. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of both 2020 and 2019, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners.

Provision for Income Taxes

The effective tax rate for the first quarter of 2020 was 62.8% as compared to 23.0% for the first quarter of 2019. The increase in the effective tax rate between 2019 and 2020 is primarily due to the $250.0 million financial statement impairment of our equity method investment in Duferdofin Nucor in the first quarter of 2020. The impairment had no corresponding impact to the provision for income taxes. The expected effective rate for the full year of 2020 is approximately 34.3% as compared to 23.1% for the full year of 2019.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $53.9 million at April 4, 2020, exclusive of interest, could decrease by as much as $7.1 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2014. The tax years 2015 through 2018 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2013 through 2018 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported consolidated net earnings of $20.3 million, or $0.07 per diluted share, in the first quarter of 2020 as compared to consolidated net earnings of $501.8 million, or $1.63 per diluted share, in the first quarter of 2019. Net earnings attributable to Nucor stockholders as a percentage of net sales were 0.4% and 8.2% in the first quarter of 2020 and 2019, respectively. Annualized return on average stockholders’ equity was 0.8% and 20.2% in the first quarter of 2020 and 2019, respectively.

Outlook

The COVID-19 pandemic’s impact on market conditions has been varied across our different product groups. While the automotive and energy markets have seen the sharpest decline, nonresidential construction, which is our largest end market, has shown resiliency moving through this pandemic. Where we have seen impact on nonresidential construction activity, the sentiment is projects would be delayed rather than cancelled. It is also worth noting that there has been a fairly significant supply side response to the pandemic, with a number of our competitors having idled capacity in response to these challenging conditions.

It is likely that the Company will report a loss in the second quarter of 2020. While the economic outlook is highly uncertain at the present, with the duration of the COVID-19 induced downturn difficult to predict, we currently believe that market conditions for the steel industry will bottom in the second quarter and Nucor will return to profitability in the second half of this year.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2020 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic and the significant uncertainty it will have on Nucor and our stakeholders, we have instituted enterprise-wide efforts to enhance our liquidity and support our teammates, which include, among other things:

•

Capital Expenditures – We have reviewed our capital expenditures budget and decided to freeze spending on certain capital projects currently in process and delay capital projects that have not begun. As a result, we have revised our 2020 capital expenditures estimate down to less than $1.50 billion from our initial projection of approximately $2.0 billion for the year.

•

Working Capital – Our net working capital position is expected to contract and provide a source of incremental liquidity as business activity has slowed significantly in recent weeks. In addition, we are taking deliberate steps to reduce raw material inventory, bringing it more in line with our anticipated near-term production requirements.

•

Pay & Benefits – We expect a significant decrease in compensation expense in 2020 as almost all of our remuneration plans are heavily weighted toward incentive compensation which rewards productivity and profitability. We have implemented a temporary compensation floor for production and non-production hourly teammates and have committed to offering their normal benefits during the crisis. Nucor’s executive compensation program intentionally sets base salaries below the market median for similar size industrial and materials companies. With much lower profitability expected in 2020, we expect our executive leadership will incur a significant reduction in earned incentive compensation on an absolute dollar and percentage basis compared to compensation attributable to 2019 performance.

Nucor’s conservative financial practices have served us well in the past and we believe that our financial strength will be a critical factor in helping us overcome this sudden economic downturn. Our cash and cash equivalents and short-term investments position remained strong at $1.39 billion as of April 4, 2020. Additionally, Nucor has no significant debt maturities until September 2022.

Nucor’s strong cash and cash equivalents and short-term investments position provides many opportunities for prudent deployment of our capital. We have three approaches to allocating our capital. Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to supplement our base dividend with additional returns of capital to our stockholders when both our earnings and financial condition are strong. We intend to return a minimum of 40% of our net earnings to our stockholders while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. We will use stock repurchases or supplemental dividends to reach this 40% return level when our base dividend is not sufficient to meet this goal. The primary factor we will use to decide between share repurchases and supplemental dividends will be our assessment of the intrinsic value of a Nucor share. In September 2018, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $2.00 billion of its common stock. As of April 4, 2020, the Company had approximately $1.16 billion remaining for share repurchases under the program.

Cash provided by operating activities was $201.2 million in the first quarter of 2020 as compared to $650.7 million in the first quarter of 2019. Net earnings declined by $476.4 million over the prior year period, which included a $287.8 million non-cash loss on assets related to our equity method investment in Duferdofin Nucor. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $366.7 million in the first quarter of 2020 compared with $115.3 million of cash used in the first quarter of 2019. The funding of our working capital in the first quarter of 2020 increased over the first quarter of 2019 due to increases in accounts receivable and inventories and decreases in salaries, wages and related accruals from year-end 2019, as compared to the decreases in accounts receivable and inventories that occurred in the same prior year period. Accounts receivable increased in the first quarter of 2020 from the fourth quarter of 2019 due to an 11% increase in tons shipped to outside customers. Inventories increased due to a 4% increase in the cost of scrap and scrap substitutes in inventory on hand from year-end 2019 to the end of the first quarter of 2020. Comparatively, the average scrap and scrap substitutes cost per ton in inventory decreased 7% and total inventory tons on hand decreased 4% at the end of the first quarter of 2019 from year-end 2018. The decrease in cash used to fund salaries, wages and related accruals is primarily attributable to the decreased payout of accrued profit sharing and other incentive compensation costs in the first quarter of 2020 as compared to the payouts in the first quarter of 2019. The 2019 payments were based on Nucor’s financial performance in 2018, which was a record earnings year.

The current ratio was 3.5 at the end of the first quarter of 2020 and 3.3 at year-end 2019. The current ratio was positively impacted by the 44% decrease in salaries, wages and related accruals and the 5% increase in accounts receivable from year-end 2019 due to the reasons cited above. In the first three months of 2020, accounts receivable turned approximately every five weeks and inventories turned approximately every 10 weeks, compared to approximately every five weeks and 11 weeks, respectively, in the first three months of 2019.

Cash used in investing activities during the first three months of 2020 was $254.9 million as compared to $265.6 million in the prior year period. In the first quarter of 2020, cash used for capital expenditures increased by 44%, or $127.8 million, from the same period in 2019. The higher levels of capital expenditures were primarily related to the sheet mill expansion at Nucor Steel Gallatin and the new micro mill greenfield expansion in Frostproof, Florida. Offsetting the increase in cash used for capital expenditures was the sale of $178.8 million in investments. Additionally, the first quarter of 2019 benefitted from cash provided by the divestiture of an affiliate of $67.6 million related to the sale of an equity method investment.

Cash used in financing activities during the first three months of 2020 was $228.6 million as compared to $233.2 million in the prior year period. In the first quarter of 2020, one of the remarketing agents for Nucor’s IDRBs put a portion of two bonds to us, resulting in repayment of $32.0 million in long-term debt. We subsequently remarketed the bonds and received $32.0 million in proceeds. Nucor’s IDRBs are variable rate tax-exempt bonds which have interest rates that reset on a weekly basis through an ongoing remarketing process. We currently expect our bonds to be successfully placed with investors at the market driven rates in the future. However, there have been times in severe economic downturns, as was the case during the first quarter of 2020 as a result of the economic impacts of COVID-19, that a remarketing agent is unable to remarket Nucor’s bonds successfully and is unwilling to temporarily hold the bonds. In that situation, which has been rare in our experience, it is possible that the bonds could be put back to us in the future. In this instance during the first quarter, the IDRBs were remarketed successfully in a short period of time. However, in the event of a prolonged failed remarketing we have, among other options, availability under our $1.5 billion revolver credit facility to repurchase the IDRBs until they are remarketed successfully. In general, Nucor has the ability and intent to refinance the IDRB debt on a long-term basis, therefore we classify the IDRBs as a long-term liability. The remaining $15.0 million of debt that was repaid during the first quarter of 2020 was related to a different tranche of Nucor’s IDRBs that were repurchased as part of our investment strategy. Finally, treasury stock repurchases were $39.5 million in the first three months of 2020 as compared to $72.8 million in the first three months of 2019.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 4, 2020, our funded debt to total capital ratio was 29% and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of April 4, 2020.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2020 are estimated to be less than $1.50 billion as compared to $1.48 billion in 2019. The projects that we anticipate will have the largest capital expenditures in 2020 are the hot band galvanizing line at Nucor Steel Arkansas, the sheet mill expansion at Nucor Steel Gallatin, the micro mill greenfield expansion in Frostproof, Florida, and the plate mill greenfield expansion in Brandenburg, Kentucky.

In February 2020, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.4025 per share payable on May 11, 2020 to stockholders of record on March 31, 2020. This dividend is Nucor’s 188th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2019. There were no interest rate swaps outstanding at April 4, 2020.

Commodity Price Risk

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At April 4, 2020, accumulated other comprehensive loss, net of income taxes included $14.2 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair value of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at April 4, 2020, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$7,379	$18,450
Aluminum	$2,000	$4,985
Copper	$617	$1,539

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at April 4, 2020 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 4, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nucor Steel Louisiana, LLC (“NSLA”), our DRI facility located in St. James Parish, Louisiana, has received a Consolidated Compliance Order and Notice of Potential Penalty from the Office of Environmental Enforcement of the Louisiana Department of Environmental Quality (“LDEQ”) related to emissions issues that the facility voluntarily reported to LDEQ. NSLA and LDEQ are in discussions regarding a Consolidated Settlement Agreement with LDEQ, but no penalty has been finalized. We believe the aggregate civil penalty for these compliance issues will not be material to Nucor but will likely exceed $100,000.

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:

The COVID-19 pandemic, as well as similar epidemics and public health emergencies in the future, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operations expose us to risks associated with pandemics, epidemics and other public health emergencies, such as the recent COVID-19 pandemic which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Shelter‐in‐place or stay‐at‐home orders have been implemented in most of the jurisdictions in the United States where we operate production facilities. In all these jurisdictions, Nucor has been deemed an essential or life‐sustaining operation and, accordingly, we are maintaining operations sufficient to meet our customers’ ongoing needs. In spite of our continued operations, the COVID-19 pandemic has begun to have and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 pandemic is a widespread public health crisis that is adversely affecting financial markets and the economies of many countries. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials. The progression of the COVID-19 pandemic could also negatively impact our business or results of operations through the temporary closure of our operating facilities or those of our customers or suppliers

In addition, the ability of our teammates and our suppliers’ and customers’ teammates to work may be significantly impacted by individuals contracting or being exposed to COVID-19 or, as a result of the control measures noted above, which may significantly impact our production throughout the supply chain and constrict sales channels. Our customers may be directly impacted by business interruptions or weak market conditions and may not be willing or able to fulfill their contractual obligations. Furthermore, the progression of and global response to the COVID-19 pandemic has begun to cause and increases the risk of further delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they could impact or delay the timing of anticipated benefits on capital projects.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic and the effectiveness of actions globally to contain or mitigate its effects. While we expect the COVID-19 pandemic to negatively impact our results of operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended April 4, 2020 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 - February 1, 2020	825	$47.88	825	$1,159,357
February 2, 2020 - February 29, 2020	-	-	-	1,159,357
March 1, 2020 - April 4, 2020	-	-	-	1,159,357
For the Quarter Ended April 4, 2020	825		825

(1)	Includes commissions of $0.02 per share.
(2)

On September 6, 2018, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $2.0 billion of the Company’s common stock and terminated any previously authorized share repurchase program. The share repurchase authorization is discretionary and has no expiration date.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws of Nucor Corporation, as amended and restated September 15, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 20, 2016 (File No. 001-04119))

10	Nucor Corporation Severance Plan for Vice Presidents and General Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10.1	Nucor Corporation Supplemental Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10.2	Executive Employment Agreement of Craig A. Feldman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10.3	Executive Employment Agreement of James D. Frias (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10.4	Executive Employment Agreement of Ladd R. Hall (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10.5	Executive Employment Agreement of Raymond S. Napolitan, Jr. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10.6	Executive Employment Agreement of MaryEmily Slate (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10.7	Executive Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10.8	Executive Employment Agreement of Leon J. Topalian (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10.9	Executive Employment Agreement of D. Chad Utermark (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 4, 2020, filed May 13, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 4, 2020, filed on May 13, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive
Vice President

Dated: May 13, 2020