Form 10-Q
period 2020-07-04
NUCOR CORP
filed 2020-08-12
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2020

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

301,895,077 shares of the registrant’s common stock were outstanding at July 4, 2020.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended July 4, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales	$4,327,306	$5,895,986	$9,951,643	$11,992,610
Costs, expenses and other:
Cost of products sold	3,949,347	5,120,492	8,944,416	10,321,224
Marketing, administrative and other expenses	142,017	208,980	295,409	389,719
Equity in losses (earnings) of unconsolidated affiliates	14,078	(1,138)	14,901	(4,044)
Losses on assets	5,000	-	292,846	-
Interest expense, net	35,807	33,030	76,717	61,473
	4,146,249	5,361,364	9,624,289	10,768,372
Earnings before income taxes and noncontrolling interests	181,057	534,622	327,354	1,224,238
Provision for income taxes	47,904	122,345	139,822	281,168
Net earnings	133,153	412,277	187,532	943,070
Earnings attributable to noncontrolling interests	24,272	25,794	58,320	54,781
Net earnings attributable to Nucor stockholders	$108,881	$386,483	$129,212	$888,289
Net earnings per share:
Basic	$0.36	$1.26	$0.42	$2.89
Diluted	$0.36	$1.26	$0.42	$2.88
Average shares outstanding:
Basic	302,921	305,461	302,915	306,017
Diluted	302,933	305,952	302,932	306,559

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net earnings	$133,153	$412,277	$187,532	$943,070
Other comprehensive income:
Net unrealized income (loss) on hedging derivatives, net of income taxes of $200 and $(1,700) for the second quarter of 2020 and 2019, respectively, and $(600) and $(1,500) for the first six months of 2020 and 2019, respectively	757	(5,217)	(1,499)	(4,486)
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of $900 and $200 for the second quarter of 2020 and 2019, respectively, and $1,600 and $0 for the first six months of 2020 and 2019, respectively	2,543	517	4,599	(114)
Foreign currency translation gain (loss), net of income taxes of $0 for the second quarter and first six months of 2020 and 2019	23,491	15,727	(40,970)	9,087
	26,791	11,027	(37,870)	4,487
Comprehensive income	159,944	423,304	149,662	947,557
Comprehensive income attributable to noncontrolling interests	(24,272)	(25,794)	(58,320)	(54,781)
Comprehensive income attributable to Nucor stockholders	$135,672	$397,510	$91,342	$892,776

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 4, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,789,189	$1,534,605
Short-term investments	247,473	300,040
Accounts receivable, net	1,888,929	2,160,102
Inventories, net	3,373,258	3,842,095
Other current assets	336,115	389,528
Total current assets	8,634,964	8,226,370
Property, plant and equipment, net	6,556,451	6,178,555
Goodwill	2,190,144	2,201,063
Other intangible assets, net	698,437	742,186
Other assets	685,969	996,492
Total assets	$18,765,965	$18,344,666
LIABILITIES
Current liabilities:
Short-term debt	$64,652	$62,444
Current portion of long-term debt and finance lease obligations	29,521	29,264
Accounts payable	902,071	1,201,698
Salaries, wages and related accruals	359,160	510,844
Accrued expenses and other current liabilities	609,634	659,524
Total current liabilities	1,965,038	2,463,774
Long-term debt and finance lease obligations due after one year	5,279,103	4,291,301
Deferred credits and other liabilities	898,339	798,415
Total liabilities	8,142,480	7,553,490
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,106,907	2,107,646
Retained earnings	10,998,533	11,115,056
Accumulated other comprehensive loss, net of income taxes	(340,836)	(302,966)
Treasury stock	(2,721,845)	(2,713,931)
Total Nucor stockholders' equity	10,194,820	10,357,866
Noncontrolling interests	428,665	433,310
Total equity	10,623,485	10,791,176
Total liabilities and equity	$18,765,965	$18,344,666

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019
Operating activities:
Net earnings	$187,532	$943,070
Adjustments:
Depreciation	349,691	321,979
Amortization	42,165	42,748
Stock-based compensation	39,101	61,260
Deferred income taxes	90,515	57,052
Distributions from affiliates	2,000	27,405
Equity in losses (earnings) of unconsolidated affiliates	14,901	(4,044)
Losses on assets	292,846	-
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	264,424	112,015
Inventories	464,004	281,119
Accounts payable	(272,910)	(248,671)
Federal income taxes	26,145	(122,358)
Salaries, wages and related accruals	(142,388)	(220,946)
Other operating activities	(8,058)	(62,774)
Cash provided by operating activities	1,349,968	1,187,855
Investing activities:
Capital expenditures	(777,317)	(649,947)
Investment in and advances to affiliates	(9,756)	(11,170)
Divestiture of affiliates	-	67,591
Disposition of plant and equipment	17,652	18,396
Acquisitions (net of cash acquired)	794	(9,495)
Purchase of investments	(222,500)	(50,000)
Proceeds from the sale of investments	275,067	-
Other investing activities	1,132	2,176
Cash used in investing activities	(714,928)	(632,449)
Financing activities:
Net change in short-term debt	2,208	2,217
Proceeds from long-term debt, net of discount	1,074,995	-
Repayment of long-term debt	(77,150)	-
Bond issuance related costs	(6,250)	-
Issuance of common stock	-	5,892
Payment of tax withholdings on certain stock-based compensation	(17,263)	(15,446)
Distributions to noncontrolling interests	(62,965)	(67,380)
Cash dividends	(245,619)	(246,474)
Acquisition of treasury stock	(39,499)	(197,511)
Other financing activities	(4,645)	(4,346)
Cash provided by (used in) financing activities	623,812	(523,048)
Effect of exchange rate changes on cash	(4,268)	548
Increase in cash and cash equivalents	1,254,584	32,906
Cash and cash equivalents - beginning of year	1,534,605	1,398,886
Cash and cash equivalents - end of six months	$2,789,189	$1,431,792
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(25,897)	$39,862

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

2. Inventories

Inventories consisted of approximately 39% raw materials and supplies and 61% finished and semi-finished products at July 4, 2020 (42% and 58%, respectively, at December 31, 2019). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $9.71 billion at July 4, 2020 ($9.42 billion at December 31, 2019).

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

As a result of the impairment assessment, Nucor recorded a non-cash impairment charge of $35.0 million relating to one field of wells in the fourth quarter of 2019. The post-impairment carrying value of this field was $11.8 million at July 4, 2020 ($12.3 million at December 31, 2019). The remaining two fields were not impaired as a result of the assessment and had a combined carrying value of $63.9 million at July 4, 2020 ($66.6 million at December 31, 2019). Changes in the natural gas industry or a prolonged low-price environment beyond what had already been assumed in the assessments could cause management to revise the natural gas and natural gas liquids price assumptions, the estimated reserves or the estimated lease operating costs. Unfavorable revisions to these assumptions or estimates could possibly result in further impairment of some or all of the fields of proved well assets.

Nucor owns a 49% leasehold interest in unproved oil and natural gas properties covering approximately 54,000 acres in the South Piceance Basin located in Colorado. Nucor is subject to forfeiture of a portion of its leasehold interest in these properties if we do not drill new wells within various contractually specified time periods. A decision to not develop a portion of these properties within the specified time periods would likely result in a partial asset impairment in the future. The carrying value of the entire leasehold interest at July 4, 2020 was $165.0 million. Nucor has full discretion on its participation in all future drilling capital investments related to the leasehold interest.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the six months ended July 4, 2020 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2019	$591,986	$879,500	$729,577	$2,201,063
Other	-	(821)	-	(821)
Translation	-	(10,098)	-	(10,098)
Balance at July 4, 2020	$591,986	$868,581	$729,577	$2,190,144

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2019 and concluded that as of such time there was no impairment of goodwill for any of its reporting units.

The assessment performed in 2019 used forward-looking projections and included expected improvements in the future cash flows of one of the Company’s reporting units, Rebar Fabrication. The fair value of this reporting unit exceeded its carrying value by approximately 56% in the most recent assessment. The reporting unit’s profitability in the first half of 2020 significantly increased from the first half of 2019. We expect the 2020 operating results of the Rebar Fabrication reporting unit will continue to improve compared to 2019. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $347.8 million as of July 4, 2020 ($356.6 million as of December 31, 2019). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $61.3 million as of July 4, 2020 ($67.2 million as of December 31, 2019). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

Due to lower than expected operating results and anticipated changes to the Grating reporting unit’s business strategy and structure, the Company determined a triggering event occurred in the third quarter of 2019 and performed an impairment assessment. The fair value of the Grating reporting unit exceeded its carrying value by approximately 17% in that assessment. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Grating reporting unit was $36.5 million as of July 4, 2020 ($36.8 million as of December 31, 2019).

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of July 4, 2020 and December 31, 2019 (in thousands):

	July 4, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,411,626	$803,415	$1,412,954	$767,532
Trademarks and trade names	161,926	96,187	162,183	92,258
Other	63,822	39,335	63,807	36,968
	$1,637,374	$938,937	$1,638,944	$896,758

Intangible asset amortization expense in the second quarter of 2020 and 2019 was $20.7 million and $21.2 million, respectively, and was $42.2 million and $42.7 million in the first six months of 2020 and 2019, respectively. Annual amortization expense is estimated to be $83.5 million in 2020; $82.3 million in 2021; $80.7 million in 2022; $80.0 million in 2023; and $79.2 million in 2024.

5. Equity Investments

The carrying value of our equity investments in domestic and foreign companies was $521.5 million at July 4, 2020 ($793.2 million at December 31, 2019) and is recorded in other assets in the condensed consolidated balance sheets.

NuMit

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for the investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in NuMit was $316.7 million at July 4, 2020 ($319.8 million at December 31, 2019). Nucor received distributions of $2.0 million and $27.4 million from NuMit during the first six months of 2020 and 2019, respectively.

Duferdofin Nucor

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounts for the investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members.

Nucor’s investment in Duferdofin Nucor was $2.5 million at July 4, 2020 ($263.0 million at December 31, 2019). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $115.9 million at July 4, 2020, resulting in a negative basis difference of $113.4 million. This is due to the $255.0 million impairment charge taken against the Company’s investment in Duferdofin Nucor in the first half of 2020 as discussed below, offset by the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor, as well as the identification of goodwill ($86.5 million at December 31, 2019) and finite-lived intangible assets. This basis difference prior to the impairment charge, excluding the portion attributable to goodwill, was being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate, through the first quarter of 2020. Beginning with the second quarter of 2020, the negative basis difference of $113.4 million began amortizing based on the remaining useful lives of the various underlying net assets, as appropriate. Amortization expense associated with the negative basis in the second quarter of 2020 was income of $1.8 million, compared to an expense of $2.3 million in the second quarter of 2019, associated with the fair value step-up. Net amortization expense was $0.3 million and $4.5 million in the first six months of 2020 and 2019, respectively.

As of July 4, 2020, Nucor had outstanding notes receivable of €35.0 million ($39.4 million) from Duferdofin Nucor (€35.0 million, or $39.3 million, as of December 31, 2019). The notes receivable bear interest at a rate that resets annually on September 30 to the 12-month Euro Interbank Offered Rate plus 0.75% per year. The maturity date of the principal amounts is January 31, 2022. As of July 4, 2020 and December 31, 2019, the notes receivable were classified in other assets in the condensed consolidated balance sheets. These notes were fully reserved in connection with the $255.0 million impairment charge taken against the Company’s investment in Duferdofin Nucor in the first half of 2020 as discussed below.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (“Facility A”). The fair value of the guarantee is immaterial. In April 2018, Duferdofin Nucor amended and extended Facility A to mature on April 16, 2021. The maximum amount Duferdofin Nucor could borrow under Facility A was €160.0 million ($180.0 million) at July 4, 2020. As of July 4, 2020, there was €147.0 million ($165.4 million) outstanding under that facility (€147.0 million, or $164.9 million, as of December 31, 2019). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

Nucor-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. Nucor accounts for the investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members. Nucor’s investment in Nucor-JFE was $153.6 million at July 4, 2020 ($163.2 million at December 31, 2019).

On January 16, 2019, Nucor entered into an agreement to guarantee a percentage, equal to its ownership percentage (50%), of Nucor-JFE’s borrowings under the General Financing Agreement and Promissory Note (the “Facility”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on April 30, 2021. Under the Facility, the maximum amount Nucor-JFE could borrow was $65.0 million as of July 4, 2020. The Facility is uncommitted. As of July 4, 2020, there was $35.0 million outstanding under the Facility (none as of December 31, 2019). If Nucor-JFE fails to pay when due any amounts for which it is obligated under the Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

Nucor-JFE has other credit facilities that Nucor has agreed to guarantee. The principal amount subject to guarantee by Nucor for these other credit facilities was $25.0 million as of July 4, 2020 ($25.0 million as of December 31, 2019). The fair value of the guarantees is immaterial. If Nucor-JFE fails to pay when due any amounts for which it is obligated, Nucor could be required to pay such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with these guarantees.

All Equity Investments

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. Nucor determined that a triggering event occurred in the first quarter of 2020 with respect to its equity method investment in Duferdofin Nucor due to adverse developments in the joint venture’s commercial outlook, which have been exacerbated by the COVID-19 pandemic, all of which have negatively impacted the joint venture’s strategic direction. After completing its impairment assessment, Nucor determined that the carrying amount exceeded its estimated fair value and the impairment condition was considered to be other than temporary. Therefore, Nucor recorded a $250.0 million impairment charge in the first quarter of 2020 and a $5.0 million impairment charge in the second quarter of 2020 against its investment in Duferdofin Nucor. Any additional capital contributions, if necessary, that Nucor makes to Duferdofin Nucor will be subject to impairment. Additionally, the Company fully reserved its €35.0 million ($39.4 million) outstanding note receivable from Duferdofin Nucor due to an assessment of the likelihood of collection in light of these adverse developments and its effective subordination to Facility A. These charges are included in losses on assets in the condensed consolidated statements of earnings. The assumptions that most significantly affect the fair value determination include projected cash flows and the discount rate. The Company-specific inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available.

It is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor and affect any potential liability associated with the Company’s guarantee of the indebtedness of Duferdofin Nucor as discussed above.

6. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $65.7 million at July 4, 2020 ($116.4 million at December 31, 2019). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $123.0 million at July 4, 2020 ($122.9 million at December 31, 2019). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the condensed consolidated balance sheets, were $119.0 million at July 4, 2020 ($106.2 million at December 31, 2019).

7. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of July 4, 2020 and December 31, 2019 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 4, 2020
Assets:
Cash equivalents	$2,409,727	$2,409,727	$-	$-
Short-term investments	247,473	247,473	-	-
Total assets	$2,657,200	$2,657,200	$-	$-
Liabilities:
Derivative contracts	$(14,344)	$-	$(14,344)	$-
As of December 31, 2019
Assets:
Cash equivalents	$1,229,000	$1,229,000	$-	$-
Short-term investments	300,040	300,040	-	-
Total assets	$1,529,040	$1,529,040	$-	$-
Liabilities:
Derivative contracts	$(19,599)	$-	$(19,599)	$-

Fair value measurements for Nucor’s cash equivalents and short-term investments are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at July 4, 2020 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.00 billion at July 4, 2020 ($4.81 billion at December 31, 2019). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 4, 2020 and December 31, 2019, or similar debt with the same maturities, ratings and interest rates.

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed on a nonrecurring basis in periods subsequent to initial recognition. For Nucor, our equity investment in Duferdofin Nucor was measured at fair value as a result of the impairment charges recorded in the first six months of 2020 (see Note 5).

8. Contingencies

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $16.3 million of accrued environmental costs at July 4, 2020 ($16.4 million at December 31, 2019), $5.9 million was classified in accrued expenses and other current liabilities ($4.1 million at December 31, 2019) and $10.4 million was classified in deferred credits and other liabilities ($12.3 million at December 31, 2019). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations, legal standards and enforcement priorities.

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

9. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved the Omnibus Plan on May 8, 2014 and an amendment and restatement of the Omnibus Plan on May 14, 2020. The Omnibus Plan, as amended and restated, permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19.0 million shares of the Company’s common stock. As of July 4, 2020, 7.8 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of July 4, 2020, 1.0 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first six months of 2020 is as follows (shares in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	3,892	$50.78
Granted	529	$42.46
Exercised	-	$-		$-
Canceled	(239)	$51.58
Outstanding at July 4, 2020	4,182	$49.68	6.2 years	$564
Stock options exercisable at July 4, 2020	3,435	$50.36	5.5 years	$564

For the 2020 stock option grant, the grant date fair value of $7.56 per share was calculated using the Black-Scholes options pricing model with the following assumptions:

Exercise price	$42.46
Expected dividend yield	3.79%
Expected stock price volatility	30.12%
Risk-free interest rate	0.50%
Expected life (years)	6.5

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $1.8 million and $3.8 million in the second quarter of 2020 and 2019, respectively, and $2.1 million and $4.1 million in the first six months of 2020 and 2019, respectively. As of July 4, 2020, unrecognized compensation expense related to stock options was $3.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity for the first six months of 2020 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,776	$52.60
Granted	1,246	$42.46
Vested	(1,089)	$50.13
Canceled	(17)	$51.33
Unvested at July 4, 2020	1,916	$47.42

Compensation expense for RSUs was $26.8 million and $41.3 million in the second quarter of 2020 and 2019, respectively, and $36.8 million and $48.1 million in the first six months of 2020 and 2019, respectively. As of July 4, 2020, unrecognized compensation expense related to unvested RSUs was $75.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first six months of 2020 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	147	$60.81
Granted	348	$36.15
Vested	(352)	$40.77
Canceled	-	$-
Unvested at July 4, 2020	143	$50.04

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $2.8 million and $3.7 million in the second quarter of 2020 and 2019, respectively, and $2.5 million and $9.1 million in the first six months of 2020 and 2019, respectively. As of July 4, 2020, unrecognized compensation expense related to unvested restricted stock awards was $2.0 million, which is expected to be recognized over a weighted-average period of 1.8 years.

10. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $20.4 million and $52.5 million in the second quarter of 2020 and 2019, respectively, and $32.0 million and $123.7 million in the first six months of 2020 and 2019, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

11. Interest Expense (Income):

The components of net interest expense for the second quarter and first six months of 2020 and 2019 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Interest expense	$38,849	$41,953	$86,445	$79,015
Interest income	(3,042)	(8,923)	(9,728)	(17,542)
Interest expense, net	$35,807	$33,030	$76,717	$61,473

12. Income Taxes

The effective tax rate for the second quarter of 2020 was 26.5% as compared to 22.9% for the second quarter of 2019. The increase in the effective tax rate between 2019 and 2020 was primarily due to a $5.3 million unfavorable non-cash, out-of-period adjustment to deferred tax balances during the second quarter of 2020.

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

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $522.5 million at July 4, 2020 ($431.0 million at December 31, 2019).

13. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) of which Nucor owns 51%, for the three months and six months ended July 4, 2020 and June 29, 2019 (in thousands):

		Three Months (13 Weeks) Ended July 4, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 4, 2020	$10,596,069	380,154	$152,061	$2,119,370	$11,012,690	$(367,627)	79,019	$(2,748,290)	$10,168,204	$427,865
Net earnings	133,153	-	-	-	108,881	-	-	-	108,881	24,272
Other comprehensive income (loss)	26,791	-	-	-	-	26,791	-	-	26,791	-
Stock option expense	1,864	-	-	1,864	-	-	-	-	1,864	-
Issuance of stock under award plans, net of forfeitures	11,618	-	-	(14,827)	-	-	(760)	26,445	11,618	-
Amortization of unearned compensation	500	-	-	500	-	-	-	-	500	-
Cash dividends declared	(123,038)	-	-	-	(123,038)	-	-	-	(123,038)	-
Distributions to noncontrolling interests	(23,472)	-	-	-	-	-	-	-	-	(23,472)
BALANCES, July 4, 2020	$10,623,485	380,154	$152,061	$2,106,907	$10,998,533	$(340,836)	78,259	$(2,721,845)	$10,194,820	$428,665

		Six Months (26 Weeks) Ended July 4, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2019	$10,791,176	380,154	$152,061	$2,107,646	$11,115,056	$(302,966)	78,342	$(2,713,931)	$10,357,866	$433,310
Net earnings	187,532	-	-	-	129,212	-	-	-	129,212	58,320
Other comprehensive income (loss)	(37,870)	-	-	-	-	(37,870)	-	-	(37,870)	-
Stock option expense	2,139	-	-	2,139	-	-	-	-	2,139	-
Issuance of stock under award plans, net of forfeitures	27,807	-	-	(3,778)	-	-	(908)	31,585	27,807	-
Amortization of unearned compensation	900	-	-	900	-	-	-	-	900	-
Treasury stock acquired	(39,499)	-	-	-	-	-	825	(39,499)	(39,499)	-
Cash dividends declared	(245,735)	-	-	-	(245,735)	-	-	-	(245,735)	-
Distributions to noncontrolling interests	(62,965)	-	-	-	-	-	-	-	-	(62,965)
BALANCES, July 4, 2020	$10,623,485	380,154	$152,061	$2,106,907	$10,998,533	$(340,836)	78,259	$(2,721,845)	$10,194,820	$428,665

		Three Months (13 Weeks) Ended June 29, 2019
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, March 30, 2019	$10,502,666	380,154	$152,061	$2,083,339	$10,714,279	$(308,787)	75,368	$(2,526,701)	$10,114,191	$388,475
Net earnings	412,277	-	-	-	386,483	-	-	-	386,483	25,794
Other comprehensive income (loss)	11,027	-	-	-	-	11,027	-	-	11,027	-
Stock options exercised	2,756	-	-	575	-	-	(65)	2,181	2,756	-
Stock option expense	3,800	-	-	3,800	-	-	-	-	3,800	-
Issuance of stock under award plans, net of forfeitures	29,554	-	-	10,696	-	-	(556)	18,858	29,554	-
Amortization of unearned compensation	400	-	-	400	-	-	-	-	400	-
Treasury stock acquired	(124,681)	-	-	-	-	-	2,250	(124,681)	(124,681)	-
Cash dividends declared	(122,812)	-	-	-	(122,812)	-	-	-	(122,812)	-
Distributions to noncontrolling interests	(16,978)	-	-	-	-	-	-	-	-	(16,978)
Other	(1)	-	-	(1)	-	-	-	-	(1)	-
BALANCES, June 29, 2019	$10,698,008	380,154	$152,061	$2,098,809	$10,977,950	$(297,760)	76,997	$(2,630,343)	$10,300,717	$397,291

		Six Months (26 Weeks) Ended June 29, 2019
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2018	$10,201,968	380,154	$152,061	$2,073,715	$10,337,445	$(304,133)	74,562	$(2,467,010)	$9,792,078	$409,890
Net earnings	943,070	-	-	-	888,289	-	-	-	888,289	54,781
Other comprehensive income (loss)	4,487	-	-	-	-	4,487	-	-	4,487	-
Stock options exercised	5,892	-	-	808	-	-	(153)	5,084	5,892	-
Stock option expense	4,112	-	-	4,112	-	-	-	-	4,112	-
Issuance of stock under award plans, net of forfeitures	48,269	-	-	19,175	-	-	(862)	29,094	48,269	-
Amortization of unearned compensation	1,000	-	-	1,000	-	-	-	-	1,000	-
Treasury stock acquired	(197,511)	-	-	-	-	-	3,450	(197,511)	(197,511)	-
Cash dividends declared	(245,898)	-	-	-	(245,898)	-	-	-	(245,898)	-
Distributions to noncontrolling interests	(67,380)	-	-	-	-	-	-	-	-	(67,380)
Other	(1)	-	-	(1)	(1,886)	1,886	-	-	(1)	-
BALANCES, June 29, 2019	$10,698,008	380,154	$152,061	$2,098,809	$10,977,950	$(297,760)	76,997	$(2,630,343)	$10,300,717	$397,291

Dividends declared per share were $0.4025 per share in the second quarter of 2020 ($0.40 per share in the second quarter of 2019) and $0.805 per share in the first six months of 2020 ($0.80 per share in the first six months of 2019).

On September 6, 2018, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $2.00 billion of the Company’s common stock and terminated any previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of July 4, 2020, the Company had approximately $1.16 billion remaining available for share repurchases under the program.

14. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and six months ended July 4, 2020 and June 29, 2019 (in thousands):

	Three-Month (13-Week) Period Ended
	July 4, 2020
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 4, 2020	$(14,200)	$(361,234)	$7,807	$(367,627)
Other comprehensive income (loss) before reclassifications	757	23,491	-	24,248
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	2,543	-	-	2,543
Net current-period other comprehensive income (loss)	3,300	23,491	-	26,791
Accumulated other comprehensive income (loss) at July 4, 2020	$(10,900)	$(337,743)	$7,807	$(340,836)

	Six-Month (26-Week) Period Ended
	July 4, 2020
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(14,000)	$(296,773)	$7,807	$(302,966)
Other comprehensive income (loss) before reclassifications	(1,499)	(40,970)	-	(42,469)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	4,599	-	-	4,599
Net current-period other comprehensive income (loss)	3,100	(40,970)	-	(37,870)
Accumulated other comprehensive income (loss) at July 4, 2020	$(10,900)	$(337,743)	$7,807	$(340,836)

(1)   Includes $2,543 and $4,599 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2020, respectively. The tax impacts of those reclassifications were $900 and $1,600 in the second quarter and first six months of 2020, respectively.

Included in the $337.7 million foreign currency losses at July 4, 2020 are $191.5 million of losses related to our equity method investment in Duferdofin Nucor and $146.2 million of losses related primarily to our Canadian operations.

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

15. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor, NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“NSLA”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

Net interest expense on long-term debt, charges and credits associated with changes in allowances to eliminate intercompany profit in inventory, profit sharing expense and stock-based compensation are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investment in and advances to affiliates.

Nucor’s results by segment for the second quarter and first six months of 2020 and 2019 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Net sales to external customers:
Steel mills	$2,513,961	$3,703,447	$6,033,231	$7,652,849
Steel products	1,523,168	1,750,183	3,250,022	3,404,705
Raw materials	290,177	442,356	668,390	935,056
	$4,327,306	$5,895,986	$9,951,643	$11,992,610
Intercompany sales:
Steel mills	$663,244	$814,548	$1,532,336	$1,716,771
Steel products	63,205	54,396	146,574	117,201
Raw materials	1,484,982	2,430,487	3,908,787	4,854,356
Corporate/eliminations	(2,211,431)	(3,299,431)	(5,587,697)	(6,688,328)
	$-	$-	$-	$-
Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$150,424	$578,920	$306,930	$1,268,318
Steel products	152,874	116,084	315,433	193,517
Raw materials	(1,389)	21,709	(9,300)	74,932
Corporate/eliminations	(120,852)	(182,091)	(285,709)	(312,529)
	$181,057	$534,622	$327,354	$1,224,238

	July 4, 2020	Dec. 31, 2019
Segment assets:
Steel mills	$9,011,588	$9,283,216
Steel products	4,414,063	4,610,628
Raw materials	3,125,590	3,316,479
Corporate/eliminations	2,214,724	1,134,343
	$18,765,965	$18,344,666

Amounts related to each segment’s earnings (loss) before income taxes and noncontrolling interests for the second quarter and first six months of 2020 that were previously disclosed in our news release attached as Exhibit 99.1 to our Current Report on Form 8-K furnished with the Securities and Exchange Commission on July 23, 2020 have been revised in this Note by immaterial amounts due to a reallocation of Corporate adjustments.

16. Revenue

The following tables disaggregate our revenue by major source for the second quarter and first six months of 2020 and 2019 (in thousands):

	Three Months (13 Weeks) Ended July 4, 2020				Six Months (26 Weeks) Ended July 4, 2020
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,065,004	$-	$-	$1,065,004	$2,643,433	$-	$-	$2,643,433
Bar	811,054	-	-	811,054	1,873,720	-	-	1,873,720
Structural	347,258	-	-	347,258	797,757	-	-	797,757
Plate	290,645	-	-	290,645	718,321	-	-	718,321
Tubular Products	-	250,311	-	250,311	-	555,368	-	555,368
Rebar Fabrication	-	413,916	-	413,916	-	837,232	-	837,232
Other Steel Products	-	858,941	-	858,941	-	1,857,422	-	1,857,422
Raw Materials	-	-	290,177	290,177	-	-	668,390	668,390
	$2,513,961	$1,523,168	$290,177	$4,327,306	$6,033,231	$3,250,022	$668,390	$9,951,643

	Three Months (13 Weeks) Ended June 29, 2019				Six Months (26 Weeks) Ended June 29, 2019
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,749,840	$-	$-	$1,749,840	$3,557,143	$-	$-	$3,557,143
Bar	1,079,077	-	-	1,079,077	2,194,207	-	-	2,194,207
Structural	401,756	-	-	401,756	835,685	-	-	835,685
Plate	472,774	-	-	472,774	1,065,814	-	-	1,065,814
Tubular Products	-	293,321	-	293,321	-	623,192	-	623,192
Rebar Fabrication	-	438,677	-	438,677	-	780,732	-	780,732
Other Steel Products	-	1,018,185	-	1,018,185	-	2,000,781	-	2,000,781
Raw Materials	-	-	442,356	442,356	-	-	935,056	935,056
	$3,703,447	$1,750,183	$442,356	$5,895,986	$7,652,849	$3,404,705	$935,056	$11,992,610

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $122.2 million as of July 4, 2020 ($108.6 million as of December 31, 2019), and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

17. Earnings Per Share

The computations of basic and diluted net earnings per share for the second quarter and first six months of 2020 and 2019 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Basic net earnings per share:
Basic net earnings	$108,881	$386,483	$129,212	$888,289
Earnings allocated to participating securities	(792)	(2,431)	(1,423)	(4,536)
Net earnings available to common stockholders	$108,089	$384,052	$127,789	$883,753
Basic average shares outstanding	302,921	305,461	302,915	306,017
Basic net earnings per share	$0.36	$1.26	$0.42	$2.89
Diluted net earnings per share:
Diluted net earnings	$108,881	$386,483	$129,212	$888,289
Earnings allocated to participating securities	(792)	(2,430)	(1,423)	(4,532)
Net earnings available to common stockholders	$108,089	$384,053	$127,789	$883,757
Diluted average shares outstanding:
Basic average shares outstanding	302,921	305,461	302,915	306,017
Dilutive effect of stock options and other	12	491	17	542
	302,933	305,952	302,932	306,559
Diluted net earnings per share	$0.36	$1.26	$0.42	$2.88

The following stock options were excluded from the computation of diluted net earnings per share for the second quarter and first six months of 2020 and 2019 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Anti-dilutive stock options:
Weighted-average shares	3,749	963	3,724	963
Weighted-average exercise price	$50.69	$60.92	$51.04	$60.92

18. Debt

In May 2020, Nucor issued $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030. Net proceeds of the issuances were $989.4 million. Costs of $8.4 million associated with the issuances have been capitalized and will be amortized over the life of the notes.

19. Subsequent Event

On July 27, 2020, Nucor became an obligor with respect to $162.6 million in 40-year variable-rate Green Bonds to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control including waste recycling, associated with the construction of Nucor’s plate mill located in Brandenburg, Kentucky. The net proceeds from the debt issuance are being held in a trust account pending disbursement for the construction of the facility.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto and “Item 1A. Risk Factors” included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor, NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and NSLA, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 79%, 69% and 62%, respectively, in the first six months of 2020 compared with approximately 85%, 68% and 72%, respectively, in the first six months of 2019.

COVID-19 Update

The COVID-19 pandemic continues to impact Nucor’s operations and we believe it is currently the most significant ongoing event impacting almost all aspects of our business. Our most important value is the health and safety of our teammates, their families and the communities where we operate. We have formed several internal task forces to closely monitor developments related to the pandemic and provide guidance to Nucor facilities. Our facilities around the country are each taking steps to respond to COVID-19 based on the nature of their operations and the actions being taken by their state and local governments. We have restricted travel, upgraded the cleaning practices at our facilities and offices, implemented remote work arrangements for teammates wherever possible, and instituted social distancing measures throughout the Company. Across Nucor, we remain committed to protecting our teammates while minimizing disruptions to our customers and supply chain.

Results of Operations

Nucor reported net earnings of $108.9 million, or $0.36 per diluted share, for the second quarter of 2020 and $129.2 million, or $0.42 per diluted share, for the first six months of 2020. These are significant decreases when compared to the respective prior year periods in which we reported net earnings of $386.5 million, or $1.26 per diluted share, for the second quarter of 2019 and $888.3 million, or $2.88 per diluted share, for the first six months of 2019. The major factor driving the decreased 2020 performance has been the ongoing COVID-19 pandemic that began to impact the domestic economy and our business late in the first quarter of 2020. Reduced production schedules by our customers and weak demand in energy have driven steel prices and volumes down since the pandemic began, disrupting the positive momentum we felt as we began the year. A bright spot has been the resiliency of nonresidential construction. Though many state and local governments have eased shelter-in-place or stay-at-home orders to varying degrees, recent increases in COVID-19 cases continue to cause uncertainty in overall market conditions and these market conditions could adversely impact our business in the second half of 2020.

Though second quarter of 2020 net earnings of $108.9 million, or $0.36 per diluted share, is an increase compared to first quarter of 2020 net earnings of $20.3 million, or $0.07 per diluted share, the drivers of those results are very different. The most significant factor affecting the change in net earnings from the first quarter to the second quarter was non-cash losses on assets of $287.8 million in the first quarter of 2020 related to our equity method investment in the Duferdofin Nucor joint venture located in Italy. The first quarter of 2020 started off with strong performance from our steel products segment and an 89% utilization rate for our steel mills segment, showing an upward trajectory from the fourth quarter of 2019, but that momentum was disrupted late in the first quarter of 2020 due to the impacts of COVID-19.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in the second quarter and first six months of 2020 as compared to the respective prior year periods.

Net Sales

Net sales to external customers by segment for the second quarter and first six months of 2020 and 2019 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	% Change	July 4, 2020	June 29, 2019	% Change
Steel mills	$2,513,961	$3,703,447	-32%	$6,033,231	$7,652,849	-21%
Steel products	1,523,168	1,750,183	-13%	3,250,022	3,404,705	-5%
Raw materials	290,177	442,356	-34%	668,390	935,056	-29%
Total net sales	$4,327,306	$5,895,986	-27%	$9,951,643	$11,992,610	-17%

Net sales for the second quarter of 2020 decreased 27% from the second quarter of 2019. Total tons shipped to outside customers in the second quarter of 2020 were 5,479,000 tons, a 19% decrease from the second quarter of 2019. Average sales price per ton decreased 10% from $877 in the second quarter of 2019 to $790 in the second quarter of 2020.

Net sales for the first six months of 2020 decreased 17% from the first six months of 2019. Average sales price per ton decreased 12% from $889 in the first six months of 2019 to $786 in the first six months of 2020. Total tons shipped to outside customers in the first six months of 2020 were 12,666,000 tons, a 6% decrease from the first six months of 2019.

In the steel mills segment, sales tons for the second quarter and first six months of 2020 and 2019 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	% Change	July 4, 2020	June 29, 2019	% Change
Outside steel shipments	3,758	4,682	-20%	8,940	9,454	-5%
Inside steel shipments	1,011	1,118	-10%	2,327	2,335	-
Total steel shipments	4,769	5,800	-18%	11,267	11,789	-4%

Net sales for the steel mills segment decreased 32% in the second quarter of 2020 from the second quarter of 2019, due primarily to a 20% decrease in tons sold to outside customers and a 15% decrease in the average sales price per ton from $788 to $672. Total tons sold to outside customers and average selling prices decreased across all product groups within the steel mills segment in the second quarter of 2020 as compared to the second quarter of 2019.

Net sales for the steel mills segment decreased 21% in the first six months of 2020 from the first six months of 2019, due to a 16% decrease in the average sales price per ton and a 5% decrease in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the second quarter and first six months of 2020 and 2019 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	% Change	July 4, 2020	June 29, 2019	% Change
Joist	122	116	5%	253	226	12%
Deck	111	116	-4%	236	222	6%
Cold finish	75	131	-43%	201	274	-27%
Rebar fabrication	309	328	-6%	620	587	6%
Piling products	156	164	-5%	336	302	11%
Tubular products	249	245	2%	536	508	6%
Other steel products	87	97	-10%	186	196	-5%
Total steel products	1,109	1,197	-7%	2,368	2,315	2%

Net sales for the steel products segment decreased 13% in the second quarter of 2020 compared to the second quarter of 2019, due primarily to a 7% decrease in tons sold to outside customers and a 6% decrease in the average sales price per ton from $1,462 to $1,372. Average selling prices decreased across most businesses within the steel products segment in the second quarter of 2020 as compared to the second quarter of 2019, with the most notable exception being our rebar fabrication business.

Net sales for the steel products segment decreased 5% in the first six months of 2020 compared to the first six months of 2019, due primarily to a 7% decrease in the average sales price per ton from $1,471 to $1,372 which was partially offset by a 2% increase in tons sold to outside customers. Average selling prices decreased across most businesses within the steel products segment in the first six months of 2020 as compared to the first six months of 2019, with the most notable exception being our rebar fabrication business.

Net sales for the raw materials segment decreased 34% and 29% in the second quarter and first six months of 2020, respectively, from the same prior year periods. The decreases were primarily due to decreased average selling prices at DJJ’s brokerage operations and decreased volumes at both DJJ’s scrap processing and brokerage operations. In the second quarter of 2020, approximately 89% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 8% of outside sales were from the scrap processing operations of DJJ (92% and 7%, respectively, in the second quarter of 2019). In the first six months of 2020, approximately 88% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 8% of outside sales were from the scrap processing operations of DJJ (91% and 8%, respectively, in the first six months of 2019).

Gross Margins

Nucor recorded gross margins of $378.0 million (9%) in the second quarter of 2020, which was a decrease compared with $775.5 million (13%) in the second quarter of 2019.

•

The primary driver for the decrease in gross margins in the second quarter of 2020 as compared to the second quarter of 2019 was decreased metal margin in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per gross ton used in the second quarter of 2020 was $284, a 14% decrease compared to $330 in the second quarter of 2019. Despite the decrease in average scrap and scrap substitute cost per gross ton used, metal margin in the steel mills segment decreased due to lower volumes and average selling prices.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. As we begin the third quarter of 2020, we expect a stable outlook for scrap prices.

•

Pre-operating and start-up costs of new facilities increased to approximately $22 million in the second quarter of 2020 from approximately $21 million in the second quarter of 2019. Pre-operating and start-up costs in the second quarter of 2020 primarily related to the plate mill being built in Kentucky, the bar mill being built in Florida and the merchant bar quality mill expansion at our bar mill in Illinois. In the second quarter of 2019, pre-operating and start-up costs related primarily to the bar mill in Missouri, the sheet mill expansion in Kentucky, the upgrades at our Louisiana DRI facility and the bar mill being built in Florida. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment increased in the second quarter of 2020 as compared to the second quarter of 2019. The primary driver was the large increase in margins from our rebar fabrication and tubular products businesses as demand in nonresidential construction markets remains resilient. These large increases were partially offset by decreased margins at our cold finish business.

•

Gross margins in the raw materials segment decreased in the second quarter of 2020 as compared to the second quarter of 2019, primarily due to decreased margins at DJJ’s brokerage and scrap processing operations, as well as margin contraction at our DRI facilities.

Nucor’s DRI facilities had outages in the second quarter of 2020. Our Louisiana DRI facility halted production for approximately three weeks in April out of concern for the health and safety of our teammates in an area of the country that, at the time, was experiencing a particularly aggressive outbreak of COVID-19 cases and in response to market conditions. Our DRI facility in Trinidad stopped production in late March to comply with the country’s stay-at-home orders related to the COVID-19 pandemic. The Trinidad DRI facility resumed production in May.

Nucor recorded gross margins of $1.01 billion (10%) in the first six months of 2020, which was a decrease compared with $1.67 billion (14%) in the first six months of 2019.

•

The primary driver for the decrease in gross margins in the first six months of 2020 as compared to the first six months of 2019 was decreased metal margin in the steel mills segment. The average scrap and scrap substitute cost per gross ton used in the first six months of 2020 was $289, a 15% decrease compared to $341 in the first six months of 2019. Despite the decrease in average scrap and scrap substitute cost per gross ton used, metal margin in the steel mills segment decreased due to lower average selling prices and volumes.

•	Pre-operating and start-up costs of new facilities increased to approximately $51 million in the first six months of 2020 from approximately $40 million in the first six months of 2019.
•

Gross margins in the steel products segment increased in the first six months of 2020 as compared to the first six months of 2019, primarily due to increased margins across most of our steel product businesses, most notably at our tubular products and rebar fabrication businesses, which were partially offset by decreased margins at our cold finish business.

•

Gross margins in the raw materials segment decreased in the first six months of 2020 as compared to the first six months of 2019, primarily due to decreased margins at DJJ’s brokerage and scrap processing operations, as well as margin contraction at our DRI facilities.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $44.0 million in the second quarter of 2020 as compared to the second quarter of 2019, and decreased by $111.3 million in the first six months of 2020 as compared to the first six months of 2019. These decreases were due to Nucor’s decreased profitability in the second quarter and first six months of 2020 as compared to the respective prior year periods, which resulted in significantly decreased accruals related to profit sharing.

Included in marketing, administrative and other expenses in the first six months of 2019 was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment.

Equity in Losses (Earnings) of Unconsolidated Affiliates

Equity in losses (earnings) of unconsolidated affiliates was $14.1 million and $(1.1) million in the second quarter of 2020 and 2019, respectively, and $14.9 million and $(4.0) million in the first six months of 2020 and 2019, respectively. The decreases in equity method investment earnings were primarily due to decreased results of NuMit and increased losses at Nucor-JFE.

Losses on Assets

Included in the first six months of 2020 earnings were losses on assets of $292.8 million related to our equity method investment in Duferdofin Nucor. Nucor determined that a triggering event occurred in the first quarter of 2020 due to adverse developments in the joint venture’s commercial outlook, which have been exacerbated by the COVID‐19 pandemic, all of which have negatively impacted the joint venture’s strategic direction.

As a part of the losses on assets, Nucor recorded a non‐cash impairment charge of $255.0 million on its equity method investment in Duferdofin Nucor that is included in the steel mills segment earnings. Additionally, the Company recorded a $37.8 million charge to fully reserve its outstanding note receivable from Duferdofin Nucor. This impact is recorded in the Corporate/eliminations line.

Interest Expense (Income)

Net interest expense for the second quarter and first six months of 2020 and 2019 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Interest expense	$38,849	$41,953	$86,445	$79,015
Interest income	(3,042)	(8,923)	(9,728)	(17,542)
Interest expense, net	$35,807	$33,030	$76,717	$61,473

Interest expense decreased in the second quarter of 2020 as compared to the second quarter of 2019 due to increased capitalized interest; however, capitalized interest for the first six months of 2020 decreased compared to the first six months of 2019.

Interest income decreased in the second quarter and first six months of 2020 as compared to the second quarter and first six months of 2019 due to a decrease in average interest rates on investments.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests

The following table presents earnings (loss) before income taxes and noncontrolling interests by segment for the second quarter and first six months of 2020 and 2019 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months		Six Months
	(13 Weeks) Ended		(26 Weeks) Ended
	July 4, 2020	June 29, 2019	July 4, 2020	June 29, 2019
Steel mills	$150,424	$578,920	$306,930	$1,268,318
Steel products	152,874	116,084	315,433	193,517
Raw materials	(1,389)	21,709	(9,300)	74,932
Corporate/eliminations	(120,852)	(182,091)	(285,709)	(312,529)
	$181,057	$534,622	$327,354	$1,224,238

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%. The decrease in earnings attributable to noncontrolling interests in the second quarter of 2020 as compared to the second quarter of 2019 was primarily due to lower metal margins and decreased sales volume in the second quarter of 2020 as compared to the second quarter of 2019. The increase in earnings attributable to noncontrolling interests in the first six months of 2020 as compared to the first six months of 2019 was mainly the result of the higher earnings of NYS, which was due to increased sales volume in the first six months of 2020 as compared to the first six months of 2019. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first six months of both 2020 and 2019, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes

The effective tax rate for the second quarter of 2020 was 26.5% as compared to 22.9% for the second quarter of 2019. The increase in the effective tax rate between 2019 and 2020 was primarily due to a $5.3 million unfavorable non-cash, out-of-period adjustment to deferred tax balances during the second quarter of 2020. The expected effective tax rate for the full year of 2020 is approximately 32.3% as compared to 23.1% for the full year of 2019. The increase in the expected rate for the full year of 2020 as compared to the rate for the full year of 2019 is primarily due to the $255.0 million financial statement impairment of our equity method investment in Duferdofin Nucor in the first six months of 2020. The impairment has no corresponding impact to the provision for income taxes.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $52.4 million at July 4, 2020, exclusive of interest, could decrease by as much as $7.1 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

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

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported consolidated net earnings of $108.9 million, or $0.36 per diluted share, in the second quarter of 2020 as compared to consolidated net earnings of $386.5 million, or $1.26 per diluted share, in the second quarter of 2019. Net earnings attributable to Nucor stockholders as a percentage of net sales were 2.5% and 6.6% in the second quarter of 2020 and 2019, respectively.

Nucor reported consolidated net earnings of $129.2 million, or $0.42 per diluted share, in the first six months of 2020 as compared to consolidated net earnings of $888.3 million, or $2.88 per diluted share, in the first six months of 2019. Net earnings attributable to Nucor stockholders as a percentage of net sales were 1.3% and 7.4% in the first six months of 2020 and 2019, respectively. Annualized return on average stockholders’ equity was 2.5% and 17.7% in the first six months of 2020 and 2019, respectively.

Outlook

The ongoing COVID-19 pandemic continues to cause uncertainty in overall market conditions as we enter the third quarter of 2020. At this point, we believe earnings in the third quarter of 2020 will be similar to the second quarter of 2020. We expect another strong quarter for our downstream products segment due to the continued resiliency of nonresidential construction markets. The steel mills segment's performance in the third quarter of 2020 is expected to be similar to the second quarter of 2020. Nonresidential construction market conditions continue to benefit our bar and structural mills, but market conditions for our sheet and plate mills remain challenged and average selling prices remain depressed. The performance of our raw materials segment in the third quarter of 2020 is expected to decrease compared to the second quarter of 2020 due to depressed pricing for raw materials.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the second quarter of 2020 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic and the significant uncertainty it will continue to have on Nucor and our stakeholders, we have instituted enterprise-wide efforts to enhance our liquidity and support our teammates, which include, among other things:

•

Capital Expenditures – We began the year with a capital expenditures budget of $2.00 billion. We reviewed our capital expenditures budget and decided to freeze spending on certain capital projects currently in process and delay capital projects that have not begun. As a result, our 2020 capital expenditures estimate is approximately $1.70 billion.

•

Working Capital – Our net working capital position has contracted to provide a source of incremental liquidity as business activity has slowed. In addition, we are maintaining reduced raw material inventory levels in line with our anticipated near-term production requirements, a change we believe is sustainable and intend to continue to maintain after the pandemic.

•

Pay & Benefits – We expect a significant decrease in compensation expense in 2020 as almost all of our remuneration plans are heavily weighted toward incentive compensation which rewards productivity and profitability. We have implemented a temporary compensation floor for production and non-production hourly teammates and have committed to offering their normal benefits during the crisis. Nucor’s executive compensation program intentionally sets base salaries below the market median for similar size industrial and materials companies. With much lower profitability expected in 2020, we anticipate our executive leadership will incur a significant reduction in earned incentive compensation on an absolute dollar and percentage basis compared to compensation attributable to 2019 performance.

To further enhance our liquidity, Nucor took advantage of attractive market conditions during the second quarter of 2020 to issue low coupon debt in the form of long-term notes. In May, Nucor issued $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030. Additionally, subsequent to the end of the second quarter of 2020, Nucor became an obligor with respect to $162.6 million in 40-year variable-rate Green Bonds to partially fund the capital costs associated with the construction of our plate mill located in Brandenburg, Kentucky. Our credit ratings of an A- long-term rating from Standard & Poor’s and a Baa1 long-term rating from Moody’s were unchanged by these debt issuances.

Nucor operates a capital-intensive business in highly cyclical markets. We therefore utilize conservative financial practices that maximize our financial strength during economic downturns like the one we are currently experiencing that was caused by the COVID-19 pandemic. Our cash and cash equivalents and short-term investments position remained strong at $3.04 billion as of July 4, 2020. Additionally, Nucor has no significant debt maturities until September 2022.

Nucor’s strong cash and cash equivalents and short-term investments position maximizes our flexibility for prudent deployment of our capital. We have three priorities to allocating our capital. Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to supplement our base dividend with additional returns of capital to our stockholders when both our earnings and financial condition are strong. We still currently intend to return a minimum of 40% of our net earnings to our stockholders while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. We will use stock repurchases or supplemental dividends to reach this 40% return level when our base dividend is not sufficient to meet this goal. The primary factor we will use to decide between share repurchases and supplemental dividends will be our assessment of the intrinsic value of a Nucor share. In September 2018, Nucor’s Board of Directors approved a share repurchase program which authorized the Company to repurchase up to $2.00 billion of its common stock. As of July 4, 2020, the Company had approximately $1.16 billion remaining for share repurchases under the program.

Cash provided by operating activities was $1.35 billion in the first six months of 2020 as compared to $1.19 billion in the first six months of 2019. Net earnings declined by $755.5 million over the prior year period, which included a $292.8 million non-cash loss on assets related to our equity method investment in Duferdofin Nucor. The decrease in net earnings in the first six months of 2020 as compared to the first six months of 2019 was offset by a $592.8 million reduction of cash used in operating assets and operating liabilities in the first half of 2019 as compared to the first half of 2020. Changes in operating assets and liabilities (exclusive of acquisitions) provided cash of $331.2 million in the first half of 2020 as compared to using $261.6 million of cash in the prior year period. The funding of our working capital in the first half of 2020 decreased as compared to the first half of 2019 mainly due to decreases in inventory, accounts receivable, and other current assets, specifically federal income tax receivable. Inventory reduction, especially with scrap, was a focus during the second quarter of 2020. As a result, inventories decreased by over one million tons, or 15%, in the second quarter of 2020 from the fourth quarter of 2019. Accounts receivable also decreased in the second quarter of 2020 from the fourth quarter of 2019 due to a 16% decrease in tons shipped to outside customers. The decrease in federal income tax receivable was mainly a function of the timing of federal tax payments.

The current ratio was 4.4 at the end of the second quarter of 2020 and 3.3 at year-end 2019. The current ratio was positively impacted by the 82% increase in cash and cash equivalents, the 30% decrease in salaries, wages and related accruals, and the 25% decrease in accounts payable. The increase in cash was a result of the debt issuance and robust cash provided by operations during the second quarter of 2020. The decrease in salaries, wages and related accruals was due to the timing of incentive compensation payments and lower current year profit sharing accruals due to the decreased profitability of the Company. Finally, the decrease in accounts payable was driven by the decreased inventory levels mentioned previously. Accounts receivable turned approximately every five weeks and inventories turned approximately every 11 weeks in the first six months of 2020 and 2019.

Cash used in investing activities during the first six months of 2020 was $714.9 million as compared to $632.4 million in the prior year period. Cash used for capital expenditures in the first half of 2020 increased by 20%, or $127.4 million, from the same period in 2019. The higher levels of capital expenditures were primarily related to the new micro mill greenfield expansion in Frostproof, Florida, the flex galvanizing line at Nucor Steel Arkansas, and the sheet mill expansion at Nucor Steel Gallatin. Also impacting cash used in investing activities in the first six months of 2020 was the purchase of $222.5 million of investments, as opposed to $50.0 million in the prior year period, offset by proceeds from the sale of investments of $275.1 million. Additionally, the first six months of 2019 benefitted from cash provided by the divestiture of an affiliate of $67.6 million related to the sale of an equity method investment.

Cash provided by financing activities during the first half of 2020 was $623.8 million as compared to cash used in financing activities of $523.0 million in the prior year period. The majority of this change related to the issuance of $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030. In addition, there were approximately $39.5 million of treasury stock repurchases in the first six months of 2020 (none in the second quarter of 2020) as compared to $197.5 million in the first six months of 2019. In the first quarter of 2020, one of the remarketing agents for Nucor’s industrial development revenue bonds (“IDRBs”) put a portion of two bonds to us, resulting in repayment of $32.0 million in long-term debt. We subsequently remarketed the bonds and received $32.0 million in proceeds. Nucor’s IDRBs are variable-rate, tax-exempt bonds which have interest rates that reset on a weekly basis through an ongoing remarketing process. We expect our bonds to be successfully placed with investors at the market driven rates in the future. However, there have been times in severe economic downturns, as was the case during the first quarter of 2020 as a result of the economic impacts of COVID-19, that a remarketing agent is unable to remarket Nucor’s bonds successfully and is unwilling to temporarily hold the bonds. In that situation, which has been rare in our experience, it is possible that the bonds could be put back to us in the future. In this instance during the first quarter of 2020, the IDRBs were remarketed successfully in a short period of time. However, in the event of a prolonged failed remarketing, we have, among other options, availability under our $1.50 billion revolver credit facility to repurchase the IDRBs until they are remarketed successfully. In general, Nucor has the ability and intent to refinance the IDRB debt on a long-term basis, therefore we classify the IDRBs as a long-term liability. The remaining $45.0 million of debt that was repaid during the first half of 2020 was related to a different tranche of Nucor’s IDRBs that was repurchased as part of our investment strategy.

Nucor’s $1.50 billion revolving credit facility is undrawn and was amended and restated in April 2018 to extend the maturity date to April 2023. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We believe this was demonstrated with the second quarter of 2020 issuance of $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030, the coupon rates of which were the lowest in Nucor’s history for fixed-rate debt of those durations. We currently carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard & Poor’s and a Baa1 long-term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 4, 2020, our funded debt to total capital ratio was 34% and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of July 4, 2020.

Although our business is capital intensive, we maintain a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. We have taken advantage of this flexibility in the current environment. Nucor originally estimated its 2020 capital expenditures to be $2.00 billion, adjusted it to less than $1.50 billion at the end of the first quarter, and now estimates 2020 capital expenditures to be $1.70 billion. As previously mentioned, Nucor has reviewed its capital spending budget and has decided to freeze spending on certain capital projects in 2020 in order to enhance our liquidity during the COVID-19 pandemic. We have made the decision to reaccelerate our investment in the Brandenburg, Kentucky plate mill and the expansion and modernization of our Gallatin, Kentucky sheet mill. We are taking this step after a thorough review of these projects and their compelling projected economic returns as well as our strong cash flow performance in the first half of 2020. We expect these projects, as well as the flex galvanizing line at Nucor Steel Arkansas and the micro mill greenfield expansion in Frostproof, Florida, will have the largest capital expenditures in 2020.

In June 2020, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.4025 per share payable on August 11, 2020 to stockholders of record on June 30, 2020. This dividend is Nucor’s 189th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2019. There were no interest rate swaps outstanding at July 4, 2020.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized into earnings in the same period as the underlying physical transaction. At July 4, 2020, accumulated other comprehensive loss, net of income taxes included $10.9 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair value of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at July 4, 2020, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$7,039	$17,600
Aluminum	$4,411	$11,103
Copper	$1,800	$4,462

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at July 4, 2020 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 4, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nucor Steel Louisiana LLC, our DRI facility located in St. James Parish, Louisiana, has received a Consolidated Compliance Order and Notice of Potential Penalty from the Office of Environmental Enforcement of the Louisiana Department of Environmental Quality (“LDEQ”) related to emissions issues that the facility voluntarily reported to LDEQ. Nucor Steel Louisiana LLC and LDEQ are in discussions regarding a Consolidated Settlement Agreement with LDEQ, but no penalty has been finalized. We believe the aggregate civil penalty for these compliance issues will not be material to Nucor but will likely exceed $100,000.

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

Our operations expose us to risks associated with pandemics, epidemics and other public health emergencies, such as the recent COVID-19 pandemic which has spread from China to the rest of the world. In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Shelter‐in‐place or stay‐at‐home orders have been implemented in the jurisdictions in the United States where we operate production facilities. In all of these jurisdictions, Nucor has been deemed an essential or life‐sustaining operation and, accordingly, we are maintaining operations sufficient to meet our customers’ ongoing needs. In spite of our continued operations, the COVID-19 pandemic has had, and we expect will continue to have, further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 pandemic is a widespread public health crisis that is adversely affecting financial markets and the economies of many countries, including that of the United States. The resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials. The progression of the COVID-19 pandemic could also negatively impact our business or results of operations through the temporary closure of our operating facilities or those of our customers or suppliers.

In addition, the ability of our teammates and our suppliers’ and customers’ teammates to work may be significantly impacted by individuals contracting or being exposed to COVID-19 or, as a result of governmental control measures, which may significantly impact our production throughout the supply chain and constrict sales channels. Our customers may be directly impacted by business interruptions or weak market conditions and may not be willing or able to fulfill their contractual obligations. Furthermore, the progression of and global response to the COVID-19 pandemic has begun to cause, and increases the risk of, further delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they could impact or delay the timing of anticipated benefits on capital projects.

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

4

Second Supplemental Indenture, dated as of May 22, 2020, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4.1	Form of 2.000% Notes due 2025 (included in Exhibit 4) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4.2	Form of 2.700% Notes due 2030 (included in Exhibit 4) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

10

2014 Omnibus Incentive Compensation Plan, as amended and restated effective February 17, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 18, 2020 (File No. 001-04119)) (#)

10.1*	Executive Employment Agreement of Allen C. Behr (#)

10.2

Retirement, Separation, Waiver and Release Agreement, dated as of June 17, 2020, by and between Nucor Corporation and Ladd R. Hall (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 17, 2020 (File No. 001-04119)) (#)

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 4, 2020, filed August 12, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 4, 2020, filed August 12, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive
Vice President

Dated: August 12, 2020