Form 10-Q
period 2020-10-03
NUCOR CORP
filed 2020-11-12
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2020

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

301,928,935 shares of the registrant’s common stock were outstanding at October 3, 2020.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended October 3, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	Oct. 3, 2020	Sept. 28, 2019
Net sales	$4,927,960	$5,464,502	$14,879,603	$17,457,112
Costs, expenses and other:
Cost of products sold	4,425,765	4,891,991	13,370,181	15,213,215
Marketing, administrative and other expenses	165,513	159,301	460,922	549,020
Equity in losses (earnings) of unconsolidated affiliates	(479)	1,585	14,422	(2,459)
Losses on assets	6,604	-	299,450	-
Interest expense, net	40,139	31,286	116,856	92,759
	4,637,542	5,084,163	14,261,831	15,852,535
Earnings before income taxes and noncontrolling interests	290,418	380,339	617,772	1,604,577
Provision for income taxes	67,788	86,752	207,610	367,920
Net earnings	222,630	293,587	410,162	1,236,657
Earnings attributable to noncontrolling interests	29,215	18,556	87,535	73,337
Net earnings attributable to Nucor stockholders	$193,415	$275,031	$322,627	$1,163,320
Net earnings per share:
Basic	$0.63	$0.90	$1.06	$3.79
Diluted	$0.63	$0.90	$1.06	$3.78
Average shares outstanding:
Basic	303,394	304,637	303,072	305,553
Diluted	303,441	304,980	303,099	306,029

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	Oct. 3, 2020	Sept. 28, 2019
Net earnings	$222,630	$293,587	$410,162	$1,236,657
Other comprehensive income:
Net unrealized income (loss) on hedging derivatives, net of income taxes of $2,000 and $(1,000) for the third quarter of 2020 and 2019, respectively, and $1,400 and $(2,500) for the first nine months of 2020 and 2019, respectively	6,387	(3,315)	4,888	(7,801)
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of $700 and $500 for the third quarter of 2020 and 2019, respectively, and $2,300 and $500 for the first nine months of 2020 and 2019, respectively	2,113	1,615	6,712	1,501
Foreign currency translation gain (loss), net of income taxes of $0 for the third quarter and first nine months of 2020 and 2019	16,867	(14,306)	(24,103)	(5,219)
	25,367	(16,006)	(12,503)	(11,519)
Comprehensive income	247,997	277,581	397,659	1,225,138
Comprehensive income attributable to noncontrolling interests	(29,215)	(18,556)	(87,535)	(73,337)
Comprehensive income attributable to Nucor stockholders	$218,782	$259,025	$310,124	$1,151,801

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 3, 2020	Dec. 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,866,578	$1,534,605
Short-term investments	412,401	300,040
Accounts receivable, net	2,119,421	2,160,102
Inventories, net	3,260,685	3,842,095
Other current assets	306,762	389,528
Total current assets	8,965,847	8,226,370
Property, plant and equipment, net	6,829,733	6,178,555
Restricted cash and cash equivalents	131,623	-
Goodwill	2,195,788	2,201,063
Other intangible assets, net	678,558	742,186
Other assets	717,728	996,492
Total assets	$19,519,277	$18,344,666
LIABILITIES
Current liabilities:
Short-term debt	$63,778	$62,444
Current portion of long-term debt and finance lease obligations	10,475	29,264
Accounts payable	1,210,987	1,201,698
Salaries, wages and related accruals	432,767	510,844
Accrued expenses and other current liabilities	655,288	659,524
Total current liabilities	2,373,295	2,463,774
Long-term debt and finance lease obligations due after one year	5,452,193	4,291,301
Deferred credits and other liabilities	976,722	798,415
Total liabilities	8,802,210	7,553,490
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,117,582	2,107,646
Retained earnings	11,068,908	11,115,056
Accumulated other comprehensive loss, net of income taxes	(315,469)	(302,966)
Treasury stock	(2,720,668)	(2,713,931)
Total Nucor stockholders' equity	10,302,414	10,357,866
Noncontrolling interests	414,653	433,310
Total equity	10,717,067	10,791,176
Total liabilities and equity	$19,519,277	$18,344,666

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019
Operating activities:
Net earnings	$410,162	$1,236,657
Adjustments:
Depreciation	525,688	477,957
Amortization	62,877	64,655
Stock-based compensation	56,122	74,311
Deferred income taxes	140,606	76,737
Distributions from affiliates	3,021	27,405
Equity in losses (earnings) of unconsolidated affiliates	14,422	(2,459)
Losses on assets	299,450	-
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	37,547	197,783
Inventories	590,434	476,761
Accounts payable	15,366	(180,397)
Federal income taxes	18,848	(177,405)
Salaries, wages and related accruals	(69,235)	(157,317)
Other operating activities	100,283	5,526
Cash provided by operating activities	2,205,591	2,120,214
Investing activities:
Capital expenditures	(1,179,081)	(984,646)
Investment in and advances to affiliates	(16,542)	(27,613)
Divestiture of affiliates	-	67,591
Disposition of plant and equipment	19,492	32,922
Acquisitions (net of cash acquired)	(20,368)	(9,495)
Purchase of investments	(401,986)	(249,616)
Proceeds from the sale of investments	301,249	-
Other investing activities	(33,536)	2,176
Cash used in investing activities	(1,330,772)	(1,168,681)
Financing activities:
Net change in short-term debt	1,334	(10,145)
Proceeds from long-term debt, net of discount	1,237,635	-
Repayment of long-term debt	(97,150)	-
Bond issuance related costs	(6,250)	-
Issuance of common stock	-	5,892
Payment of tax withholdings on certain stock-based compensation	(17,691)	(15,723)
Distributions to noncontrolling interests	(106,193)	(71,241)
Cash dividends	(368,636)	(369,270)
Acquisition of treasury stock	(39,499)	(197,511)
Other financing activities	(6,983)	(6,538)
Cash provided by (used in) financing activities	596,567	(664,536)
Effect of exchange rate changes on cash	(7,790)	482
Increase in cash and cash equivalents	1,463,596	287,479
Cash and cash equivalents - beginning of year	1,534,605	1,398,886
Cash and cash equivalents and restricted cash and cash equivalents - end of nine months	$2,998,201	$1,686,365
Non-cash investing activity:
Change in accrued plant and equipment purchases	$-	$62,700

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

2. Inventories

Inventories consisted of approximately 40% raw materials and supplies and 60% finished and semi-finished products at October 3, 2020 (42% and 58%, respectively, at December 31, 2019). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $9.87 billion at October 3, 2020 ($9.42 billion at December 31, 2019).

Nucor performed an impairment assessment of its proved producing natural gas well assets in the fourth quarter of 2019. One of the main assumptions that most significantly affects the undiscounted cash flows determination used in the impairment assessment is management’s estimate of future pricing of natural gas and natural gas liquids. The pricing used in the impairment assessment was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by market analysts. Management also makes key estimates on the expected reserve levels and on the expected lease operating costs. The impairment assessment was performed on each of Nucor’s three groups (“fields”) of wells, with each field defined by common geographic location.

As a result of the impairment assessment, Nucor recorded a non-cash impairment charge of $35.0 million relating to one field of wells in the fourth quarter of 2019. The post-impairment carrying value of this field was $11.2 million at October 3, 2020 ($12.3 million at December 31, 2019). The remaining two fields were not impaired as a result of the assessment and had a combined carrying value of $62.4 million at October 3, 2020 ($66.6 million at December 31, 2019). Changes in the natural gas industry or a prolonged low-price environment beyond what had already been assumed in the assessments could cause management to revise the natural gas and natural gas liquids price assumptions, the estimated reserves or the estimated lease operating costs. Unfavorable revisions to these assumptions or estimates could possibly result in further impairment of some or all of the fields of proved well assets.

Nucor owns a 49% leasehold interest in unproved oil and natural gas properties covering approximately 54,000 acres in the South Piceance Basin located in Colorado. Nucor is subject to forfeiture of a portion of its leasehold interest in these properties if we do not drill new wells within various contractually specified time periods. A decision to not develop a portion of these properties within the specified time periods would likely result in a partial asset impairment in the future. The carrying value of the entire leasehold interest at October 3, 2020 was $165.0 million. Nucor has full discretion on its participation in all future drilling capital investments related to the leasehold interest.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the nine months ended October 3, 2020 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2019	$591,986	$879,500	$729,577	$2,201,063
Other	-	(821)	-	(821)
Translation	-	(4,454)	-	(4,454)
Balance at October 3, 2020	$591,986	$874,225	$729,577	$2,195,788

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2019 and concluded that as of such time there was no impairment of goodwill for any of its reporting units.

The assessment performed in 2019 used forward-looking projections and included expected improvements in the future cash flows of one of the Company’s reporting units, Rebar Fabrication. The fair value of this reporting unit exceeded its carrying value by approximately 56% in the most recent assessment. The reporting unit’s profitability in the first nine months of 2020 significantly increased from the first nine months of 2019. We expect the 2020 operating results of the Rebar Fabrication reporting unit will continue to improve compared to 2019. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $352.7 million as of October 3, 2020 ($356.6 million as of December 31, 2019). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $59.6 million as of October 3, 2020 ($67.2 million as of December 31, 2019). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

Due to lower than expected operating results and anticipated changes to the Grating reporting unit’s business strategy and structure, the Company determined a triggering event occurred in the third quarter of 2019 and performed an impairment assessment. The fair value of the Grating reporting unit exceeded its carrying value by approximately 17% in that assessment. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Grating reporting unit was $36.6 million as of October 3, 2020 ($36.8 million as of December 31, 2019).

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of October 3, 2020 and December 31, 2019 (in thousands):

	October 3, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,412,323	$821,029	$1,412,954	$767,532
Trademarks and trade names	162,062	98,110	162,183	92,258
Other	63,822	40,510	63,807	36,968
	$1,638,207	$959,649	$1,638,944	$896,758

Intangible asset amortization expense in the third quarter of 2020 and 2019 was $20.7 million and $22.0 million, respectively, and was $62.9 million and $64.7 million in the first nine months of 2020 and 2019, respectively. Annual amortization expense is estimated to be $83.5 million in 2020; $82.3 million in 2021; $80.7 million in 2022; $80.0 million in 2023; and $79.2 million in 2024.

5. Equity Investments

The carrying value of our equity investments in domestic and foreign companies was $521.2 million at October 3, 2020 ($793.2 million at December 31, 2019) and is recorded in other assets in the condensed consolidated balance sheets.

NuMit

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and

Mexico. Nucor accounts for its investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of NuMit. Nucor’s investment in NuMit was $322.5 million at October 3, 2020 ($319.8 million at December 31, 2019). Nucor received distributions of $2.0 million and $27.4 million from NuMit during the first nine months of 2020 and 2019, respectively.

Duferdofin Nucor

Nucor owns a 50% economic and voting interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounts for its investment (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of Duferdofin Nucor.

Nucor’s investment in Duferdofin Nucor was $0.1 million at October 3, 2020 ($263.0 million at December 31, 2019). Nucor’s 50% share of the total net assets of Duferdofin Nucor was $128.6 million at October 3, 2020, resulting in a negative basis difference of $128.5 million. This was due to the $261.6 million impairment charge taken against the Company’s investment in Duferdofin Nucor in the first nine months of 2020 as discussed below, offset by the step-up to fair value of certain assets and liabilities attributable to Duferdofin Nucor, as well as the identification of goodwill ($86.5 million at December 31, 2019) and finite-lived intangible assets. This basis difference prior to the impairment charge, excluding the portion attributable to goodwill, was being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate, through the first quarter of 2020. Beginning with the second quarter of 2020, the negative basis difference began amortizing based on the remaining estimated useful lives of the various underlying net assets, as appropriate. Amortization associated with the negative basis in the third quarter of 2020 was income of $1.9 million, compared to an expense of $2.2 million in the third quarter of 2019, associated with the fair value step-up. Net amortization was $1.6 million of income in the first nine months of 2020, and $6.7 million of expense in the first nine months 2019.

As of October 3, 2020, Nucor had outstanding notes receivable of €35.0 million ($41.0 million) from Duferdofin Nucor (€35.0 million, or $39.3 million, as of December 31, 2019). The notes receivable bear interest at a rate that resets annually on September 30 to the 12-month Euro Interbank Offered Rate plus 0.75% per year. The maturity date of the principal amounts is January 31, 2022. As of October 3, 2020 and December 31, 2019, the notes receivable were classified in other assets in the condensed consolidated balance sheets. These notes were fully reserved in connection with the $261.6 million impairment charge taken against the Company’s investment in Duferdofin Nucor in the first nine months of 2020.

Nucor has issued a guarantee for its ownership percentage (50%) of Duferdofin Nucor’s borrowings under Facility A of a Structured Trade Finance Facilities Agreement (“Facility A”). The fair value of the guarantee is immaterial. In April 2018, Duferdofin Nucor amended and extended Facility A to mature on April 16, 2021. The maximum amount Duferdofin Nucor could borrow under Facility A was €160.0 million ($187.5 million) at October 3, 2020. As of October 3, 2020, there was €132.0 million ($154.7 million) outstanding under that facility (€147.0 million, or $164.9 million, as of December 31, 2019). If Duferdofin Nucor fails to pay when due any amounts for which it is obligated under Facility A, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Any indebtedness of Duferdofin Nucor to Nucor is effectively subordinated to the indebtedness of Duferdofin Nucor under Facility A. Nucor has not recorded any liability associated with this guarantee.

On October 2, 2020, Nucor entered into an agreement (the “Duferdofin Agreement”) to transfer its 50% economic and voting interest in Duferdofin Nucor to the owner of the remaining 50% interest. The closing of the transaction is subject to Duferdofin Nucor renegotiating the borrowings currently under Facility A, Nucor’s relief under the guarantee and other customary closing conditions, including regulatory consents. The closing of the transaction is expected to occur during the fourth quarter of 2020.  Nucor is continuing to evaluate the impact of the transaction contemplated by the Duferdofin Agreement on the financial statements, which will include foreign currency losses currently included in accumulated other comprehensive loss as outlined in Footnote 14 and other impacts.

Nucor-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. After delays caused by the COVID-19 pandemic, Nucor JFE is expected to begin commissioning in November of this year. Nucor accounts for its investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of Nucor-JFE. Nucor’s investment in Nucor-JFE was $150.3 million at October 3, 2020 ($163.2 million at December 31, 2019).

On January 16, 2019, Nucor entered into an agreement to guarantee a percentage, equal to its ownership percentage (50%), of Nucor-JFE’s borrowings under the General Financing Agreement and Promissory Note (the “JFE Facility”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on April 30, 2021. The maximum amount Nucor-JFE could borrow under the JFE Facility was $65.0 million as of October 3, 2020. The JFE Facility is uncommitted. As of October 3, 2020, there was $45.0 million outstanding under the JFE Facility (none as of December 31, 2019). If Nucor-JFE fails to pay when due any amounts for which it is obligated under the JFE Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

Nucor-JFE has other credit facilities that Nucor has agreed to guarantee. The principal amount subject to guarantee by Nucor for these other credit facilities was $25.0 million as of October 3, 2020 ($25.0 million as of December 31, 2019). The fair value of the guarantees is immaterial. If Nucor-JFE fails to pay when due any amounts for which it is obligated under the other credit facilities, Nucor could be required to pay such amounts pursuant to and in accordance with the terms of its guarantees. Nucor has not recorded any liability associated with these guarantees.

All Equity Investments

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. Nucor determined that a triggering event occurred in the first quarter of 2020 with respect to its equity method investment in Duferdofin Nucor due to adverse developments in the joint venture’s commercial outlook, which were and continue to be exacerbated by the COVID-19 pandemic, all of which have negatively impacted the joint venture’s strategic direction. After completing its impairment assessment, Nucor determined that the carrying amount exceeded its estimated fair value and the impairment condition was considered to be other than temporary. Therefore, Nucor recorded a $250.0 million impairment charge in the first quarter of 2020, a $5.0 million impairment charge in the second quarter of 2020, and a $6.6 million impairment charge in the third quarter of 2020 against its investment in Duferdofin Nucor. Any additional capital contributions, if necessary, that Nucor makes to Duferdofin Nucor will likely be subject to impairment. Additionally, in the first quarter of 2020 the Company fully reserved its €35.0 million ($41.0 million) outstanding note receivable from Duferdofin Nucor due to an assessment of the likelihood of collection in light of these adverse developments and its effective subordination to Facility A. These charges are included in losses on assets in the condensed consolidated statements of earnings. The assumptions that most significantly affect the fair value determination include projected cash flows and the discount rate. The Company-specific inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available.

It is reasonably possible that material deviation of future performance from the estimates used in our most recent valuation could result in further impairment of our investment in Duferdofin Nucor and affect any potential liability associated with the Company’s guarantee of the indebtedness of Duferdofin Nucor as discussed above.

6. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $115.2 million at October 3, 2020 ($116.4 million at December 31, 2019). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $123.0 million at October 3, 2020 ($122.9 million at December 31, 2019). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the condensed consolidated balance sheets, were $121.8 million at October 3, 2020 ($106.2 million at December 31, 2019).

7. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of October 3, 2020 and December 31, 2019 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of October 3, 2020
Assets:
Cash equivalents	$2,539,777	$2,539,777	$-	$-
Short-term investments	412,401	412,401	-	-
Restricted cash and cash equivalents	131,623	131,623
Total assets	$3,083,801	$3,083,801	$-	$-
Liabilities:
Derivative contracts	$(6,577)	$-	$(6,577)	$-
As of December 31, 2019
Assets:
Cash equivalents	$1,229,000	$1,229,000	$-	$-
Short-term investments	300,040	300,040	-	-
Total assets	$1,529,040	$1,529,040	$-	$-
Liabilities:
Derivative contracts	$(19,599)	$-	$(19,599)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at October 3, 2020 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.28 billion at October 3, 2020 ($4.81 billion at December 31, 2019). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at October 3, 2020 and December 31, 2019, or similar debt with the same maturities, ratings and interest rates.

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed on a nonrecurring basis in periods subsequent to initial recognition. For Nucor, our equity investment in Duferdofin Nucor was measured at fair value as a result of the impairment charges recorded in the first nine months of 2020 (see Note 5).

8. Contingencies

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $16.6 million of accrued environmental costs at October 3, 2020 ($16.4 million at December 31, 2019), $6.3 million was classified in accrued expenses and other current liabilities ($4.1 million at December 31, 2019) and $10.3 million was classified in deferred credits and other liabilities ($12.3 million at December 31, 2019). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations, legal standards and enforcement priorities.

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

9. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved an amendment and restatement of the Omnibus Plan on May 14, 2020. The

Omnibus Plan permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19.0 million shares of the Company’s common stock. As of October 3, 2020, 7.8  million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of October 3, 2020, 1.0 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first nine months of 2020 is as follows (shares in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	3,892	$50.78
Granted	529	$42.46
Exercised	-	$-		$-
Canceled	(239)	$51.58
Outstanding at October 3, 2020	4,182	$49.68	6.0 years	$3,846
Stock options exercisable at October 3, 2020	3,435	$50.36	5.3 years	$2,189

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.3 million in the third quarter of both 2020 and 2019 and $2.4 million and $4.4 million in the first nine months of 2020 and 2019, respectively. As of October 3, 2020, unrecognized compensation expense related to stock options was $2.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity for the first nine months of 2020 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,776	$52.60
Granted	1,246	$42.46
Vested	(1,140)	$50.14
Canceled	(22)	$50.17
Unvested at October 3, 2020	1,860	$47.34

Compensation expense for RSUs was $11.1 million and $11.0 million in the third quarter of 2020 and 2019, respectively, and $47.9 million and $59.1 million in the first nine months of 2020 and 2019, respectively. As of October 3, 2020, unrecognized compensation expense related to unvested RSUs was $64.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first nine months of 2020 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	147	$60.81
Granted	348	$36.15
Vested	(359)	$40.98
Canceled	-	$-
Unvested at October 3, 2020	136	$49.98

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $3.3 million and $1.8 million in the third quarter of 2020 and 2019, respectively, and $5.8 million and $10.9 million in the first nine months of 2020 and 2019, respectively. As of October 3, 2020, unrecognized compensation expense related to unvested restricted stock awards was $1.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.

10. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $27.5 million and $40.0 million in the third quarter of 2020 and 2019, respectively, and $59.5 million and $163.7 million in the first nine months of 2020 and 2019, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

11. Interest Expense (Income):

The components of net interest expense for the third quarter and first nine months of 2020 and 2019 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	Oct. 3, 2020	Sept. 28, 2019
Interest expense	$42,281	$40,721	$128,726	$119,736
Interest income	(2,142)	(9,435)	(11,870)	(26,977)
Interest expense, net	$40,139	$31,286	$116,856	$92,759

12. Income Taxes

The effective tax rate for the third quarter of 2020 was 23.3% as compared to 22.8% for the third quarter of 2019.

Nucor has concluded U.S. federal income tax matters for years through 2016, other than 2015. The tax years 2015 and 2017 through 2019 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2013 through 2019 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions). From time to time in the ordinary course of business, Nucor is involved in tax disputes with federal, state and local taxing jurisdictions, which are, individually and in the aggregate, immaterial to Nucor.

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $575.2 million at October 3, 2020 ($431.0 million at December 31, 2019).

13. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) of which Nucor owns 51%, for the three months and nine months ended October 3, 2020 and September 28, 2019 (in thousands):

		Three Months (13 Weeks) Ended October 3, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 4, 2020	$10,623,485	380,154	$152,061	$2,106,907	$10,998,533	$(340,836)	78,259	$(2,721,845)	$10,194,820	$428,665
Net earnings	222,630	-	-	-	193,415	-	-	-	193,415	29,215
Other comprehensive income (loss)	25,367	-	-	-	-	25,367	-	-	25,367	-
Stock option expense	263	-	-	263	-	-	-	-	263	-
Issuance of stock under award plans, net of forfeitures	11,189	-	-	10,012	-	-	(34)	1,177	11,189	-
Amortization of unearned compensation	400	-	-	400	-	-	-	-	400	-
Cash dividends declared	(123,039)	-	-	-	(123,039)	-	-	-	(123,039)	-
Distributions to noncontrolling interests	(43,228)	-	-	-	-	-	-	-	-	(43,228)
Other	-	-	-	-	(1)	-	-	-	(1)	1
BALANCES, October 3, 2020	$10,717,067	380,154	$152,061	$2,117,582	$11,068,908	$(315,469)	78,225	$(2,720,668)	$10,302,414	$414,653

		Nine Months (39 Weeks) Ended October 3, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2019	$10,791,176	380,154	$152,061	$2,107,646	$11,115,056	$(302,966)	78,342	$(2,713,931)	$10,357,866	$433,310
Net earnings	410,162	-	-	-	322,627	-	-	-	322,627	87,535
Other comprehensive income (loss)	(12,503)	-	-	-	-	(12,503)	-	-	(12,503)	-
Stock option expense	2,402	-	-	2,402	-	-	-	-	2,402	-
Issuance of stock under award plans, net of forfeitures	38,996	-	-	6,234	-	-	(942)	32,762	38,996	-
Amortization of unearned compensation	1,300	-	-	1,300	-	-	-	-	1,300	-
Treasury stock acquired	(39,499)	-	-	-	-	-	825	(39,499)	(39,499)	-
Cash dividends declared	(368,774)	-	-	-	(368,774)	-	-	-	(368,774)	-
Distributions to noncontrolling interests	(106,193)	-	-	-	-	-	-	-	-	(106,193)
Other	-	-	-	-	(1)	-	-	-	(1)	1
BALANCES, October 3, 2020	$10,717,067	380,154	$152,061	$2,117,582	$11,068,908	$(315,469)	78,225	$(2,720,668)	$10,302,414	$414,653

		Three Months (13 Weeks) Ended September 28, 2019
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, June 29, 2019	$10,698,008	380,154	$152,061	$2,098,809	$10,977,950	$(297,760)	76,997	$(2,630,343)	$10,300,717	$397,291
Net earnings	293,587	-	-	-	275,031	-	-	-	275,031	18,556
Other comprehensive income (loss)	(16,006)	-	-	-	-	(16,006)	-	-	(16,006)	-
Stock option expense	275	-	-	275	-	-	-	-	275	-
Issuance of stock under award plans, net of forfeitures	11,339	-	-	9,365	-	-	(58)	1,974	11,339	-
Amortization of unearned compensation	500	-	-	500	-	-	-	-	500	-
Cash dividends declared	(122,809)	-	-	-	(122,809)	-	-	-	(122,809)	-
Distributions to noncontrolling interests	(3,861)	-	-	-	-	-	-	-	-	(3,861)
Other	-	-	-	(1)	-	-	-	1	-	-
BALANCES, September 28, 2019	$10,861,033	380,154	$152,061	$2,108,948	$11,130,172	$(313,766)	76,939	$(2,628,368)	$10,449,047	$411,986

		Nine Months (39 Weeks) Ended September 28, 2019
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2018	$10,201,968	380,154	$152,061	$2,073,715	$10,337,445	$(304,133)	74,562	$(2,467,010)	$9,792,078	$409,890
Net earnings	1,236,657	-	-	-	1,163,320	-	-	-	1,163,320	73,337
Other comprehensive income (loss)	(11,519)	-	-	-	-	(11,519)	-	-	(11,519)	-
Stock options exercised	5,892	-	-	808	-	-	(153)	5,084	5,892	-
Stock option expense	4,387	-	-	4,387	-	-	-	-	4,387	-
Issuance of stock under award plans, net of forfeitures	59,608	-	-	28,540	-	-	(920)	31,068	59,608	-
Amortization of unearned compensation	1,500	-	-	1,500	-	-	-	-	1,500	-
Treasury stock acquired	(197,511)	-	-	-	-	-	3,450	(197,511)	(197,511)	-
Cash dividends declared	(368,707)	-	-	-	(368,707)	-	-	-	(368,707)	-
Distributions to noncontrolling interests	(71,241)	-	-	-	-	-	-	-	-	(71,241)
Other	(1)	-	-	(2)	(1,886)	1,886	-	1	(1)	-
BALANCES, September 28, 2019	$10,861,033	380,154	$152,061	$2,108,948	$11,130,172	$(313,766)	76,939	$(2,628,368)	$10,449,047	$411,986

Dividends declared per share were $0.4025 per share in the third quarter of 2020 ($0.40 per share in the third quarter of 2019) and $1.2075 per share in the first nine months of 2020 ($1.20 per share in the first nine months of 2019).

On September 6, 2018, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $2.00 billion of the Company’s common stock and terminated any previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of October 3, 2020, the Company had approximately $1.16 billion remaining available for share repurchases under the program.

14. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and nine months ended October 3, 2020 and September 28, 2019 (in thousands):

	Three-Month (13-Week) Period Ended
	October 3, 2020
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 4, 2020	$(10,900)	$(337,743)	$7,807	$(340,836)
Other comprehensive income (loss) before reclassifications	6,387	16,867	-	23,254
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	2,113	-	-	2,113
Net current-period other comprehensive income (loss)	8,500	16,867	-	25,367
Accumulated other comprehensive income (loss) at October 3, 2020	$(2,400)	$(320,876)	$7,807	$(315,469)

	Nine-Month (39-Week) Period Ended
	October 3, 2020
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(14,000)	$(296,773)	$7,807	$(302,966)
Other comprehensive income (loss) before reclassifications	4,888	(24,103)	-	(19,215)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	6,712	-	-	6,712
Net current-period other comprehensive income (loss)	11,600	(24,103)	-	(12,503)
Accumulated other comprehensive income (loss) at October 3, 2020	$(2,400)	$(320,876)	$7,807	$(315,469)

(1)   Includes $2,113 and $6,712 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2020, respectively. The tax impacts of those reclassifications were $700 and $2,300 in the third quarter and first nine months of 2020, respectively.

Included in the $320.9 million foreign currency losses at October 3, 2020 are $191.5 million of losses related to our equity method investment in Duferdofin Nucor and $129.4 million of losses related primarily to our Canadian operations.

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

(1)   Includes $1,615 and $1,501 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2019, respectively. The tax impacts of those reclassifications were $500 in both the third quarter and first nine months of 2019.

15. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor, NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (collectively, “DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC, two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the third quarter and first nine months of 2020 and 2019 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	Oct. 3, 2020	Sept. 28, 2019
Net sales to external customers:
Steel mills	$2,842,625	$3,244,473	$8,875,856	$10,897,322
Steel products	1,738,004	1,820,359	4,988,026	5,225,064
Raw materials	347,331	399,670	1,015,721	1,334,726
	$4,927,960	$5,464,502	$14,879,603	$17,457,112
Intercompany sales:
Steel mills	$731,942	$825,237	$2,264,278	$2,542,008
Steel products	51,029	57,517	197,603	174,718
Raw materials	1,863,796	2,063,167	5,772,583	6,917,523
Corporate/eliminations	(2,646,767)	(2,945,921)	(8,234,464)	(9,634,249)
	$-	$-	$-	$-
Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$205,152	$309,939	$512,082	$1,578,257
Steel products	186,976	170,214	502,409	363,731
Raw materials	6,232	(10,599)	(3,068)	64,333
Corporate/eliminations	(107,942)	(89,215)	(393,651)	(401,744)
	$290,418	$380,339	$617,772	$1,604,577

	Oct. 3, 2020	Dec. 31, 2019
Segment assets:
Steel mills	$9,251,790	$9,283,216
Steel products	4,399,501	4,610,628
Raw materials	3,172,464	3,316,479
Corporate/eliminations	2,695,522	1,134,343
	$19,519,277	$18,344,666

16. Revenue

The following tables disaggregate our revenue by major source for the third quarter and first nine months of 2020 and 2019 (in thousands):

	Three Months (13 Weeks) Ended October 3, 2020				Nine Months (39 Weeks) Ended October 3, 2020
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,256,537	$-	$-	$1,256,537	$3,899,970	$-	$-	$3,899,970
Bar	957,216	-	-	957,216	2,830,936	-	-	2,830,936
Structural	362,192	-	-	362,192	1,159,949	-	-	1,159,949
Plate	266,680	-	-	266,680	985,001	-	-	985,001
Tubular Products	-	274,915	-	274,915	-	830,283	-	830,283
Rebar Fabrication	-	463,286	-	463,286	-	1,300,518	-	1,300,518
Other Steel Products	-	999,803	-	999,803	-	2,857,225	-	2,857,225
Raw Materials	-	-	347,331	347,331	-	-	1,015,721	1,015,721
	$2,842,625	$1,738,004	$347,331	$4,927,960	$8,875,856	$4,988,026	$1,015,721	$14,879,603

	Three Months (13 Weeks) Ended September 28, 2019				Nine Months (39 Weeks) Ended September 28, 2019
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,513,884	$-	$-	$1,513,884	$5,071,027	$-	$-	$5,071,027
Bar	979,082	-	-	979,082	3,173,289	-	-	3,173,289
Structural	378,670	-	-	378,670	1,214,355	-	-	1,214,355
Plate	372,837	-	-	372,837	1,438,651	-	-	1,438,651
Tubular Products	-	296,519	-	296,519	-	919,711	-	919,711
Rebar Fabrication	-	469,180	-	469,180	-	1,249,912	-	1,249,912
Other Steel Products	-	1,054,660	-	1,054,660	-	3,055,441	-	3,055,441
Raw Materials	-	-	399,670	399,670	-	-	1,334,726	1,334,726
	$3,244,473	$1,820,359	$399,670	$5,464,502	$10,897,322	$5,225,064	$1,334,726	$17,457,112

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $114.3 million as of October 3, 2020 ($108.6 million as of December 31, 2019), and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

17. Earnings Per Share

The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2020 and 2019 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	Oct. 3, 2020	Sept. 28, 2019
Basic net earnings per share:
Basic net earnings	$193,415	$275,031	$322,627	$1,163,320
Earnings allocated to participating securities	(1,201)	(1,655)	(2,182)	(6,295)
Net earnings available to common stockholders	$192,214	$273,376	$320,445	$1,157,025
Basic average shares outstanding	303,394	304,637	303,072	305,553
Basic net earnings per share	$0.63	$0.90	$1.06	$3.79
Diluted net earnings per share:
Diluted net earnings	$193,415	$275,031	$322,627	$1,163,320
Earnings allocated to participating securities	(1,202)	(1,656)	(2,182)	(6,295)
Net earnings available to common stockholders	$192,213	$273,375	$320,445	$1,157,025
Diluted average shares outstanding:
Basic average shares outstanding	303,394	304,637	303,072	305,553
Dilutive effect of stock options and other	47	343	27	476
	303,441	304,980	303,099	306,029
Diluted net earnings per share	$0.63	$0.90	$1.06	$3.78

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2020 and 2019 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	Oct. 3, 2020	Sept. 28, 2019
Anti-dilutive stock options:
Weighted-average shares	3,463	963	3,638	963
Weighted-average exercise price	$51.38	$60.92	$51.15	$60.92

18. Restricted Cash and Cash Equivalents

As of October 3, 2020, restricted cash and cash equivalents totaled $131.6 million, and primarily consisted of net proceeds from the issuance of $162.6 million in 40-year variable-rate Green Bonds in July 2020. The restricted cash and cash equivalents are held in a trust account and are to be used to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control including waste recycling, associated with the construction of Nucor’s plate mill located in Brandenburg, Kentucky. Funds are disbursed from the trust account as qualified expenditures for the construction of the Brandenburg facility are made ($31.0 million in the third quarter of 2020). Interest earned on funds held in the trust account is subject to the same usage requirements as the bond proceeds principle. Since the restricted cash and interest and dividends must be used for the construction of the Brandenburg facility and relate to a long-term liability, the entire balance has been classified as a non-current asset.

19. Debt

In May 2020, Nucor issued $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030. Net proceeds of the issuances were $989.4 million. Costs of $8.4 million associated with the issuances have been capitalized and will be amortized over the life of the notes.

In July 2020, Nucor became an obligor with respect to $162.6 million in 40-year variable-rate Green Bonds to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control including waste recycling, associated with the construction of Nucor’s plate mill located in Brandenburg, Kentucky. The net proceeds from the debt issuance are being held in a trust account pending disbursement for the construction of the facility.

20. Subsequent Event

Subsequent to the end of the third quarter of 2020, we received certification of state income tax credits that will result in an approximately $40 million net benefit to our provision for income taxes in the fourth quarter of 2020.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 80%, 71% and 65%, respectively, in the first nine months of 2020 compared with approximately 85%, 71% and 70%, respectively, in the first nine months of 2019.

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

Results of Operations

Nucor reported net earnings of $193.4 million, or $0.63 per diluted share, for the third quarter of 2020 and $322.6 million, or $1.06 per diluted share, for the first nine months of 2020. These are significant decreases when compared to the respective prior year periods in which we reported net earnings of $275.0 million, or $0.90 per diluted share, for the third quarter of 2019 and $1.16 billion, or $3.78 per diluted share, for the first nine months of 2019. The major factor driving the decreased 2020 performance has been the ongoing COVID-19 pandemic that began to impact the domestic economy and our business late in the first quarter of 2020.

Third quarter of 2020 net earnings of $193.4 million, or $0.63 per diluted share, is an increase compared to the second quarter of 2020 net earnings of $108.9 million, or $0.36 per diluted share. Utilization rates rebounded in the third quarter of 2020 as compared to the second quarter of 2020. The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 83%, 75% and 69%, respectively, in the third quarter of 2020 compared with approximately 68%, 66% and 51%, respectively, in the second quarter of 2020. Nonresidential construction markets have been resilient during the pandemic and remained strong in the third quarter of 2020. The strength of nonresidential construction markets in the third quarter of 2020 benefited our bar and structural mills in the steel mills segment and spurred our steel products segment to another strong quarter. Market conditions for our sheet and plate mills in the steel mills segment remained challenged in the third quarter of 2020, but we currently expect improved performance in the fourth quarter of 2020 due to positive pricing momentum in sheet and plate markets.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in the third quarter and first nine months of 2020 as compared to the respective prior year periods.

Net Sales

Net sales to external customers by segment for the third quarter and first nine months of 2020 and 2019 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	% Change	Oct. 3, 2020	Sept. 28, 2019	% Change
Steel mills	$2,842,625	$3,244,473	-12%	$8,875,856	$10,897,322	-19%
Steel products	1,738,004	1,820,359	-5%	4,988,026	5,225,064	-5%
Raw materials	347,331	399,670	-13%	1,015,721	1,334,726	-24%
Total net sales	$4,927,960	$5,464,502	-10%	$14,879,603	$17,457,112	-15%

Net sales for the third quarter of 2020 decreased 10% from the third quarter of 2019. Average sales price per ton decreased 7% from $834 in the third quarter of 2019 to $774 in the third quarter of 2020. Total tons shipped to outside customers in the third quarter of 2020 were 6,367,000 tons, a 3% decrease from the third quarter of 2019.

Net sales for the first nine months of 2020 decreased 15% from the first nine months of 2019. Average sales price per ton decreased 10% from $871 in the first nine months of 2019 to $782 in the first nine months of 2020. Total tons shipped to outside customers in the first nine months of 2020 were 19,033,000 tons, a 5% decrease from the first nine months of 2019.

In the steel mills segment, sales tons for the third quarter and first nine months of 2020 and 2019 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	% Change	Oct. 3, 2020	Sept. 28, 2019	% Change
Outside steel shipments	4,442	4,559	-3%	13,382	14,013	-5%
Inside steel shipments	1,184	1,229	-4%	3,511	3,564	-1%
Total steel shipments	5,626	5,788	-3%	16,893	17,577	-4%

Net sales for the steel mills segment decreased 12% in the third quarter of 2020 from the third quarter of 2019, due primarily to a 10% decrease in the average sales price per ton from $711 to $639 and a 3% decrease in tons sold to outside customers. Average selling prices decreased across all product groups within the steel mills segment in the third quarter of 2020 as compared to the third quarter of 2019.

Net sales for the steel mills segment decreased 19% in the first nine months of 2020 from the first nine months of 2019, due to a 14% decrease in the average sales price per ton and a 5% decrease in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the third quarter and first nine months of 2020 and 2019 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	% Change	Oct. 3, 2020	Sept. 28, 2019	% Change
Joist	153	133	15%	406	359	13%
Deck	129	132	-2%	365	354	3%
Cold finish	99	116	-15%	300	390	-23%
Rebar fabrication	328	342	-4%	948	929	2%
Piling products	186	160	16%	522	462	13%
Tubular products	280	272	3%	816	780	5%
Other steel products	92	107	-14%	278	303	-8%
Total steel products	1,267	1,262	-	3,635	3,577	2%

Net sales for the steel products segment decreased 5% in the third quarter of 2020 compared to the third quarter of 2019, due to a 5% decrease in the average sales price per ton from $1,442 to $1,371. Average selling prices decreased across all businesses within the steel products segment in the third quarter of 2020 as compared to the third quarter of 2019.

Net sales for the steel products segment decreased 5% in the first nine months of 2020 compared to the first nine months of 2019, due primarily to a 6% decrease in the average sales price per ton from $1,461 to $1,372 which was partially offset by a 2% increase in tons sold to outside customers. Average selling prices decreased across most businesses within the steel products segment in the first nine months of 2020 as compared to the first nine months of 2019, with the exception being our rebar fabrication business.

Net sales for the raw materials segment decreased 13% and 24% in the third quarter and first nine months of 2020, respectively, from the same prior year periods. The decreases were primarily due to decreased average selling prices at DJJ’s brokerage operations and decreased volumes at both DJJ’s scrap processing and brokerage operations. In the third quarter of 2020, approximately 89% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 9% of outside sales were from the scrap processing operations of DJJ (89% and 10%, respectively, in the third quarter of 2019). In the first nine months of 2020, approximately 89% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 9% of outside sales were from the scrap processing operations of DJJ (90% and 9%, respectively, in the first nine months of 2019).

Gross Margins

Nucor recorded gross margins of $502.2 million (10%) in the third quarter of 2020 and $572.5 million (10%) in the third quarter of 2019.

•

The primary driver for the decrease in gross margins in the third quarter of 2020 as compared to the third quarter of 2019 was decreased metal margin in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per gross ton used in the third quarter of 2020 was $277, a 7% decrease compared to $299 in the third quarter of 2019. Despite the decrease in average scrap and scrap substitute cost per gross ton used, metal margin in the steel mills segment decreased due to lower volumes and lower average selling prices.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. As we begin the fourth quarter of 2020, we currently expect a stable outlook for scrap prices.

•

Pre-operating and start-up costs of new facilities decreased to approximately $22 million in the third quarter of 2020 from approximately $28 million in the third quarter of 2019. Pre-operating and start-up costs in the third quarter of 2020 primarily related to the bar mill being built in Florida, the plate mill being built in Kentucky, the sheet mill expansion in Kentucky and the merchant bar quality mill expansion at our bar mill in Illinois. In the third quarter of 2019, pre-operating and start-up costs related primarily to the cold mill expansion at our sheet mill in Arkansas, the bar mill in Missouri, the sheet mill expansion in Kentucky, the upgrades at our Louisiana DRI facility and the bar mill being built in Florida. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment increased in the third quarter of 2020 as compared to the third quarter of 2019. The primary driver was the large increases in margins from our rebar fabrication and joist products businesses as demand in the nonresidential construction market remains resilient. These large increases were partially offset by decreased margins at our building systems business.

•

Gross margins in the raw materials segment increased in the third quarter of 2020 as compared to the third quarter of 2019, primarily due to improved performance at our DRI facilities that resulted in lower losses. The improved performance was partially offset by decreased margins at DJJ’s brokerage operations.

Nucor recorded gross margins of $1.51 billion (10%) in the first nine months of 2020, which was a decrease compared with $2.24 billion (13%) in the first nine months of 2019.

•

The primary driver for the decrease in gross margins in the first nine months of 2020 as compared to the first nine months of 2019 was decreased metal margin in the steel mills segment. The average scrap and scrap substitute cost per gross ton used in the first nine months of 2020 was $285, a 13% decrease compared to $328 in the first nine months of 2019. Despite the decrease in average scrap and scrap substitute cost per gross ton used, metal margin in the steel mills segment decreased due to lower average selling prices and lower volumes.

•	Pre-operating and start-up costs of new facilities increased to approximately $73 million in the first nine months of 2020 from approximately $68 million in the first nine months of 2019.
•

Gross margins in the steel products segment increased in the first nine months of 2020 as compared to the first nine months of 2019, primarily due to increased margins across most of our steel product businesses, most notably at our rebar fabrication and tubular products businesses, which were partially offset by decreased margins at our building systems and cold finish businesses.

•

Gross margins in the raw materials segment decreased in the first nine months of 2020 as compared to the first nine months of 2019, primarily due to decreased margins at DJJ’s brokerage and scrap processing operations, as well as margin contraction at our DRI facilities.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $9.8 million in the third quarter of 2020 as compared to the third quarter of 2019, and decreased by $121.0 million in the first nine months of 2020 as compared to the first nine months of 2019. These decreases were due to Nucor’s decreased profitability in the third quarter and first nine months of 2020 as compared to the respective prior year periods, which resulted in significantly decreased accruals related to profit sharing.

Included in marketing, administrative and other expenses in the first nine months of 2020 was $18.2 million of restructuring charges related to the realignment of Nucor’s metal buildings business in the steel products segment. Of that amount, $16.4 million was recorded in the third quarter of 2020. Included in marketing, administrative and other expenses in the first nine months of 2019 was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment.

Equity in Losses (Earnings) of Unconsolidated Affiliates

Equity in losses (earnings) of unconsolidated affiliates was $(0.5) million and $1.6 million in the third quarter of 2020 and 2019, respectively. The increase in equity method investment earnings was primarily due to the improved results of NuMit.

Equity in losses (earnings) of unconsolidated affiliates was $14.4 million and $(2.5) million in the first nine months of 2020 and 2019, respectively. The decrease in equity method investment earnings was primarily due to decreased results of NuMit and Nucor-JFE.

Losses on Assets

Included in the first nine months of 2020 earnings were losses on assets of $299.5 million related to our equity method investment in Duferdofin Nucor. Nucor determined that a triggering event occurred in the first quarter of 2020 due to adverse developments in the joint venture’s commercial outlook, which have been exacerbated by the COVID‐19 pandemic, which have negatively impacted the joint venture’s strategic direction.

As a part of the losses on assets, Nucor recorded a non‐cash impairment charge of $261.6 million on its equity method investment in Duferdofin Nucor that is included in the steel mills segment earnings. Additionally, the Company recorded a $37.9 million charge to fully reserve its outstanding note receivable from Duferdofin Nucor. This impact is recorded in the Corporate/eliminations line.

Interest Expense (Income)

Net interest expense for the third quarter and first nine months of 2020 and 2019 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	Oct. 3, 2020	Sept. 28, 2019
Interest expense	$42,281	$40,721	$128,726	$119,736
Interest income	(2,142)	(9,435)	(11,870)	(26,977)
Interest expense, net	$40,139	$31,286	$116,856	$92,759

Interest expense increased in the third quarter of 2020 compared to the third quarter of 2019 due to increased average debt outstanding. Interest expense increased in the first nine months of 2020 compared to the first nine months of 2019 due to decreased capitalized interest and increased average debt outstanding.

Interest income decreased in the third quarter and first nine months of 2020 as compared to the third quarter and first nine months of 2019 due to a decrease in average interest rates on investments.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests

The following table presents earnings (loss) before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2020 and 2019 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months		Nine Months
	(13 Weeks) Ended		(39 Weeks) Ended
	Oct. 3, 2020	Sept. 28, 2019	Oct. 3, 2020	Sept. 28, 2019
Steel mills	$205,152	$309,939	$512,082	$1,578,257
Steel products	186,976	170,214	502,409	363,731
Raw materials	6,232	(10,599)	(3,068)	64,333
Corporate/eliminations	(107,942)	(89,215)	(393,651)	(401,744)
	$290,418	$380,339	$617,772	$1,604,577

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the third quarter and first nine months of 2020 as compared to the third quarter and first nine months of 2019 was mainly the result of the higher earnings of NYS, which was due to increased sales volume in the first nine months of 2020 as compared to the first nine months of 2019. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2020, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes

The effective tax rate for the third quarter of 2020 was 23.3% as compared to 22.8% for the third quarter of 2019. The expected effective tax rate for the full year of 2020 is approximately 31.5% as compared to 23.1% for the full year of 2019. The increase in the expected effective tax rate for the full year of 2020 as compared to the rate for the full year of 2019 is primarily due to the $261.6 million financial statement impairment of our equity method investment in Duferdofin Nucor in the first nine months of 2020. The impairment has no corresponding impact to the provision for income taxes.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $51.1 million at October 3, 2020, exclusive of interest, could decrease by as much as $6.2 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for years through 2016, except for 2015. The tax years 2015 and 2017 through 2019 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2013 through 2019 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions). From time to time in the ordinary course of business, Nucor is involved in tax disputes with federal, state and local taxing jurisdictions, which are, individually and in the aggregate, immaterial to Nucor.

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported consolidated net earnings of $193.4 million, or $0.63 per diluted share, in the third quarter of 2020 as compared to consolidated net earnings of $275.0 million, or $0.90 per diluted share, in the third quarter of 2019. Net earnings attributable to Nucor stockholders as a percentage of net sales were 4% and 5% in the third quarter of 2020 and 2019, respectively.

Nucor reported consolidated net earnings of $322.6 million, or $1.06 per diluted share, in the first nine months of 2020 as compared to consolidated net earnings of $1.16 billion, or $3.78 per diluted share, in the first nine months of 2019. Net earnings attributable to Nucor stockholders as a percentage of net sales were 2% and 7% in the first nine months of 2020 and 2019, respectively. Annualized return on average stockholders’ equity was 4% and 15% in the first nine months of 2020 and 2019, respectively.

Outlook

The ongoing COVID-19 pandemic continues to cause uncertainty, making it difficult to accurately forecast future market conditions and demand trends. While many of the markets Nucor serves have typically experienced a seasonal slowdown in the fourth quarter, the Company expects higher earnings in the fourth quarter of 2020 as compared to the third quarter of 2020 due primarily to improved pricing at our sheet and plate mills. Nucor also expects the raw materials segment's earnings to increase in the fourth quarter of 2020 as compared to the third quarter of 2020 due to the improved margins at the Company's DRI facilities.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the third quarter of 2020 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic and the significant uncertainty it will continue to have on Nucor and our stakeholders, we have instituted enterprise-wide efforts to enhance our liquidity and support our teammates, which include, among other things:

•

Capital Expenditures – We began the year with a capital expenditures budget of $2.00 billion. We reviewed our capital expenditures budget and decided to delay certain capital projects that had not begun, briefly paused a few of our larger projects and continued with certain projects that were either close to completion or where work had been scheduled. As a result, our 2020 capital expenditures estimate is approximately $1.70 billion.

•

Working Capital – Our net working capital position has contracted to provide a source of incremental liquidity as business activity has slowed. In addition, we are maintaining reduced raw material inventory levels in line with our anticipated near-term production requirements, a change we believe is sustainable and we intend to maintain after the pandemic.

•

Pay & Benefits – We expect a significant decrease in compensation expense in 2020 as almost all of our remuneration plans are heavily weighted toward incentive compensation which rewards productivity and profitability. We implemented a temporary compensation floor for production and non-production hourly teammates and have committed to offering at least their normal benefits during the crisis. Nucor’s executive compensation program intentionally sets base salaries below the market median for similar size industrial and materials companies. With much lower profitability expected in 2020, we anticipate our executive leadership will incur a significant reduction in earned incentive compensation on an absolute dollar and percentage basis compared to compensation attributable to 2019 performance.

To further enhance our liquidity, Nucor took advantage of attractive market conditions during the second quarter of 2020 to issue low coupon debt in the form of long-term notes. In May, Nucor issued $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030. Additionally, in July, Nucor became an obligor with respect to $162.6 million in 40-year variable-rate Green Bonds to partially fund the capital costs associated with the construction of our plate mill located in Brandenburg, Kentucky. Our credit ratings of an A- long-term rating from Standard & Poor’s and a Baa1 long-term rating from Moody’s were unchanged by these debt issuances.

Nucor operates a capital-intensive business in highly cyclical markets. We therefore utilize conservative financial practices that maximize our financial strength during economic downturns like the one we are currently experiencing that was caused by the COVID-19 pandemic. Our liquidity position, consisting of cash and cash equivalents, short-term investments and restricted cash and cash equivalents, remained strong at $3.41 billion as of October 3, 2020. Additionally, Nucor has no significant debt maturities until September 2022.

Nucor’s strong liquidity position maximizes our flexibility for prudent deployment of our capital. We have three priorities to allocating our capital. Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to provide our stockholders with cash dividends that are consistent with our success in delivering long-term earnings growth. Our third priority is to supplement our base dividend with additional returns of capital to our stockholders when both our earnings and financial condition are strong. We still currently intend to return a minimum of 40% of our net earnings to our stockholders while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. We will use stock repurchases or supplemental dividends to reach this 40% return level when our base dividend is not sufficient to meet this goal. The primary factor we will use to decide between share repurchases and supplemental dividends will be our assessment of the intrinsic value of a Nucor share. In September 2018, Nucor’s Board of Directors approved a new share repurchase program which authorized the Company to repurchase up to $2.00 billion of its common stock. As of October 3, 2020, the Company had approximately $1.16 billion remaining available for share repurchases under the program.

Cash provided by operating activities was $2.21 billion in the first nine months of 2020 as compared to $2.12 billion in the first nine months of 2019. Net earnings declined by $826.5 million over the prior year period, which included a $299.5 million non-cash loss on assets related to our equity method investment in Duferdofin Nucor. The decrease in net earnings in the first nine months of 2020 as compared to the first nine months of 2019 was partially offset by a $528.3 million increase in cash provided by operating assets and operating liabilities in the same period. Changes in operating assets and liabilities (exclusive of acquisitions) provided cash of $693.2 million in the first nine months of 2020 as compared to $165.0 million in the prior year period. The funding of our working capital in the first nine months of 2020 decreased as compared to the first nine months of 2019 mainly due to decreases in inventory and other current assets, specifically the federal income tax receivable, and an increase in other non-current liabilities, but also due to more moderate fluctuations in accounts receivable and accounts payable from year-end 2019 to the end of the third quarter of 2020 as compared to the same prior year period. Inventory reduction, especially scrap, was a particular focus due to uncertainty from the COVID-19 pandemic beginning in the second quarter of 2020, and our investment in inventory at the end of the third quarter of 2020 continued to decline from prior quarter-end levels. As a result, inventories decreased by over 1.2 million tons, or 17%, in the third quarter of 2020 from the fourth quarter of 2019. The decrease in federal income tax receivable was mainly a function of the timing of federal tax payments. The increase in other non-current liabilities was mainly driven by an increase in deferred Social Security tax accruals permitted under the CARES Act. Also contributing to the increase in cash provided by operating assets and operating liabilities when comparing the first nine months of 2020 to the same prior year period was the more moderate cash outflow related to salaries, wages, and related accruals. The decrease in cash used to fund salaries, wages and related accruals in the first nine months of 2020 as compared to the first nine months of 2019 was due to the timing of incentive compensation payments and lower current year profit sharing accruals due to the decreased profitability of the Company. Cash provided by accounts receivable was more moderate in the first nine months of 2020 than in the first nine months of 2019. Accounts receivable decreased in the first nine months of 2019 from year-end 2018 due to an 11% decrease in composite sales price per ton, while composite sales price dropped only 2% from year-end 2019 to the end of the third quarter of 2020. Similarly, accounts payable provided cash of $15.4 million in the first nine months of 2020 as opposed to using cash of $180.4 million in the same prior year period. Accounts payable decreased from year-end 2018 to the end of the third quarter of 2019 due to an 18% decline in average scrap and scrap substitutes cost per gross ton in inventory and an 8% decline in total inventory tons on hand, whereas accounts payable was flat from year-end 2019 to the end of the third quarter of 2020.

The current ratio was 3.8 at the end of the third quarter of 2020 and 3.3 at year-end 2019. The current ratio was positively impacted by the 79% increase in cash and cash equivalents and short-term investments and the 15% decrease in salaries, wages and related accruals, partially offset by the 15% decrease in inventory previously discussed. The increase in cash and cash equivalents and short-term investments was a result of the debt issuance and robust cash provided by operations during the first nine months of 2020. The decrease in salaries, wages and related accruals was due to the reasons cited above. In the first nine months of 2020, accounts receivable turned approximately every 5.5 weeks and inventories turned approximately every 10 weeks, compared to approximately every 5.5 weeks and 11 weeks, respectively, in the first nine months of 2019.

Cash used in investing activities during the first nine months of 2020 was $1.33 billion as compared to $1.17 billion in the prior year period. Cash used for capital expenditures in the first nine months of 2020 increased by 20%, or $194.4 million, from the same period in 2019. The higher levels of capital expenditures were primarily related to the new micro mill greenfield expansion in Frostproof, Florida, the flex galvanizing line at Nucor Steel Arkansas, and the sheet mill expansion at Nucor Steel Gallatin. Also impacting cash used in investing activities in the first nine months of 2020 was the purchase of $402.0 million of investments, as opposed to $249.6 million in the prior year period, offset by proceeds from the sale of investments of $301.2 million. Additionally, the first nine months of 2019 benefited from cash provided by the divestiture of an affiliate of $67.6 million related to the sale of an equity method investment.

Cash provided by financing activities during the first nine months of 2020 was $596.6 million as compared to cash used in financing activities of $664.5 million in the prior year period. The majority of this change related to the issuance of $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030, as well as Nucor becoming an obligor with respect to $162.6 million in 40-year variable-rate Green Bonds as discussed previously. In addition, there were approximately $39.5 million of treasury stock repurchases in the first nine months of 2020 (none in the second or third quarter of 2020) as compared to $197.5 million in the first nine months of 2019. In the first quarter of 2020, one of the remarketing agents for Nucor’s industrial development revenue bonds (“IDRBs”) put a portion of two bonds to us, resulting in repayment of $32.0 million in long-term debt. We subsequently remarketed the bonds and received $32.0 million in proceeds. Nucor’s IDRBs are variable-rate, tax-exempt bonds which have interest rates that reset on a weekly basis through an ongoing remarketing process. We expect our bonds to be successfully placed with investors at the market driven rates in the future. However, there have been times in severe economic downturns, as was the case during the first quarter of 2020 as a result of the economic impacts of COVID-19, that a remarketing agent is unable to remarket Nucor’s bonds successfully and is unwilling to temporarily hold the bonds. In that situation, which has been rare in our experience, it is possible that the bonds could be put back to us in the future. In this instance during the first quarter of 2020, the IDRBs were remarketed successfully in a short period of time. However, in the event of a prolonged failed remarketing, we have, among other options, availability under our $1.50 billion revolver credit facility to repurchase the IDRBs until they are remarketed successfully. In general, Nucor has the ability and intent to refinance the IDRB debt on a long-term basis, therefore we classify the IDRBs as a long-term liability. The remaining $65.2 million of debt that was repaid during the first nine months of 2020 was related to a different tranche of Nucor’s IDRBs that was repurchased as part of our investment strategy and the payoff of a series of IDRBs that matured during the third quarter.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 3, 2020, our funded debt to total capital ratio was 34% and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of October 3, 2020.

Although our business is capital intensive, we maintain a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. We have taken advantage of this flexibility in the current environment. Nucor originally estimated its 2020 capital expenditures to be $2.00 billion, adjusted it to less than $1.50 billion at the end of the first quarter, and now estimates 2020 capital expenditures to be $1.70 billion. As previously mentioned, Nucor reviewed its capital spending budget and decided delay capital projects that had not begun, briefly pause a few of our larger projects and continue with certain projects that are either close to completion or where work had been scheduled. We have made the decision to reaccelerate our investment in the Brandenburg, Kentucky plate mill and the expansion and modernization of our Gallatin, Kentucky sheet mill. We are taking this step after a thorough review of these projects and their compelling projected economic returns as well as our strong cash flow performance in the first nine months of 2020. We expect these projects, as well as the flex galvanizing line at Nucor Steel Arkansas and the micro mill greenfield expansion in Frostproof, Florida, will have the largest capital expenditures in 2020.

In September 2020, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.4025 per share payable on November 10, 2020 to stockholders of record on September 30, 2020. This dividend is Nucor’s 190th consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments, restricted cash and cash equivalents and new borrowings under our existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2019. There were no interest rate swaps outstanding at October 3, 2020.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in earnings in the same period as the underlying physical transaction. At October 3, 2020, accumulated other comprehensive loss, net of income taxes included $2.4 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair value of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at October 3, 2020, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$7,010	$17,525
Aluminum	$5,803	$14,507
Copper	$2,016	$4,969

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at October 3, 2020 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 3, 2020, filed November 12, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 3, 2020, filed November 12, 2020, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive
Vice President

Dated: November 12, 2020