Form 10-K
period 2020-12-31
NUCOR CORP
filed 2021-02-26
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $12.43 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, July 4, 2020.

The number of shares of the registrant’s common stock outstanding as of February 19, 2021 was 298,045,858.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this report to the extent described herein.

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

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

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2020, we recycled approximately 17.8 million gross tons of scrap steel.

Segments, Principle Products Produced, and Markets and Marketing

Nucor reports its results in three segments: steel mills, steel products and raw materials. The steel mills segment is Nucor’s largest segment, representing 60% of the Company’s sales to external customers in the year ended December 31, 2020.

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

Steel mills segment

In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and engineered special bar quality (“SBQ”)). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces (“EAFs”), continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), as well as international trading and distribution companies that buy and sell steel manufactured by the Company and other steel producers.

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada and Mexico. The steel mills segment sold approximately 18,049,000 tons to outside customers in 2020.

The following chart shows our outside steel shipments by end market:

In 2020, 80% of the shipments made by our steel mills segment were to external customers. The remaining 20% of the steel mills segment’s shipments went to our tubular products, piling distributor, joist, deck, rebar fabrication, fastener, metal buildings and cold finish operations.

•

Bar mills - Nucor has 15 bar mills strategically located across the United States that manufacture a broad range of steel products, including concrete reinforcing bars, hot-rolled bars, rounds, light shapes, structural angles, channels, wire rod and highway products in carbon and alloy steels. Four of the bar mills have a significant focus on manufacturing SBQ and wire rod products.

Steel produced by our bar mills has a wide usage serving end markets, including the agricultural, automotive, construction, energy, furniture, machinery, metal building, railroad, recreational equipment, shipbuilding, heavy truck and trailer market segments. Considering Nucor’s production capabilities and the mix of bar products generally produced and marketed, the capacity of the bar mills is estimated at approximately 9,560,000 tons per year.

Reinforcing and merchant bar steel are sold in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders. Our SBQ products are hot-rolled to exacting specifications primarily servicing the automotive, energy, agricultural, heavy equipment and transportation sectors.

•

Sheet mills - Nucor operates five strategically located sheet mills that utilize thin slab casters to produce flat-rolled steel for automotive, appliance, construction, pipe and tube and many other industrial and consumer applications. Considering Nucor’s production capabilities and the mix of flat-rolled products generally produced and marketed, the capacity of the sheet mills is estimated at approximately 11,300,000 tons per year. All of our sheet mills are equipped with galvanizing lines and four of them are equipped with cold rolling mills for the further processing of hot-rolled sheet steel.

Nucor produces hot-rolled, cold-rolled and galvanized sheet steel to customers’ specifications. Contract sales within the steel mills segment are most notable in our sheet operations, as it is common for contract sales to account for the majority of sheet sales in a given year. We estimate that approximately 70% of our sheet steel sales in 2020 were to contract customers. The balance of our sheet steel sales were made in the spot market at prevailing prices at the time of sale. The amount of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions. These sheet sales contracts are noncancellable agreements that generally incorporate monthly or quarterly price adjustments reflecting changes in the current market-based indices and/or raw material cost, and typically have terms ranging from six to 12 months.

•

Structural mills - Nucor operates two structural mills that produce wide-flange steel beams, pilings and heavy structural steel products for fabricators, construction companies, manufacturers and steel service centers. Nucor owns a 51% interest in Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”) located in Blytheville, Arkansas. Nucor-Yamato is the only North American producer of high-strength, low-alloy beams. Common applications for the high-strength, low-alloy beams include gravity columns for high-rise buildings, long-span trusses for stadiums and convention centers, and for all projects where seismic design is a critical factor. Nucor also owns a steel beam mill in Berkeley County, South Carolina. Considering Nucor’s production capabilities and the mix of structural products generally produced and marketed, the capacity of the two structural mills is estimated at approximately 3,250,000 tons per year. Both mills use a special continuous casting method that produces a beam blank closer in shape to that of the finished beam than traditional methods.

Structural steel products come in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders.

•

Plate mills - Nucor operates three plate mills that produce plate for manufacturers of barges, bridges, heavy equipment, rail cars, refinery tanks, ships, wind towers and other items. Our products are further used in the pipe and tube, pressure vessel, transportation and construction industries. Considering Nucor’s production capabilities and the mix of plate products generally produced and marketed, the capacity of the plate mills is estimated at approximately 2,925,000 tons per year. Nucor is currently constructing a state-of-the-art plate mill in Brandenburg, Kentucky with an anticipated start-up date of late 2022.

Plate steel products come in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders.

•	Steel joint ventures - Nucor owns 50% interests in a North American sheet steel processing joint venture and a galvanized sheet steel plant in Mexico.

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

Nucor owns a 50% economic and voting interest in Nucor-JFE, a joint venture with JFE Steel Corporation of Japan that operates a galvanized sheet steel plant in central Mexico that is expected to supply the country’s automotive market with an annual capacity of approximately 400,000 tons.

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

utilities and airports) and various building projects, including hospitals, schools, stadiums, commercial office buildings and multi-tenant residential construction. We sell and install fabricated reinforcing products primarily on a construction contract bid basis.

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

Sales of steel joists, joist girders and steel decking are dependent on the nonresidential building construction market. The majority of steel joists, joist girders and steel decking are used extensively as part of the roof and floor structural support systems in warehouses, data centers, manufacturing buildings, retail stores, shopping centers, schools, hospitals, and, to a lesser extent, in multi-story buildings and apartments. We make these products to the customers’ specifications and do not sell these finished steel products out of inventory. The majority of these contracts are firm, fixed-price contracts that are, in most cases, competitively bid against other suppliers. Longer-term supply contracts may or may not permit us to adjust our prices to reflect changes in prevailing raw material costs.

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

•

Cold finish - Nucor Cold Finish (“NCF”) is the largest and most diversified producer of cold finished bar products for a wide range of industrial markets in North America, with assets in Canada, Mexico and throughout the United States. The total capacity of the Nucor cold finished bar and wire facilities exceeds approximately 1,069,000 tons per year.

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

Nucor owns a fully integrated precision castings company, Corporacion POK, S.A. de C.V. (“POK”), with a facility in Guadalajara, Mexico. POK produces complex castings and precision machined products used by the oil and gas, mining and sugar processing industries. POK produces a wide array of precision castings using steel, bronze, iron and specialty exotic alloys. POK complements NCF’s businesses and Nucor’s cold finish facility in Monterrey.

•

Buildings group – Nucor produces metal buildings and components throughout the United States under the following brands: Nucor Building Systems, American Buildings Company, Kirby Building Systems and CBC Steel Buildings. In total, the Nucor Buildings group currently has nine metal buildings plants with an annual capacity of approximately 360,000 tons, as well as an insulated metal panels company in Laurens, South Carolina whose products are utilized in metal buildings made by the Nucor Buildings group as well as other applications.

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

Nucor produces mesh at Nucor Steel Connecticut, Inc. and Nucor Wire Products Utah. Nucor also produces mesh in Canada at the Harris operations of Laurel Steel. The combined annual production capacity of the steel mesh facilities is approximately 128,000 tons.

Our grating business manufactures and fabricates steel and aluminum bar grating products at facilities located in North America and serves the new construction and maintenance-related markets. The annual production capacity for our grating business is approximately 80,000 tons.

Nucor Fastener’s bolt-making facility in Indiana produces carbon and alloy steel hex head cap screws, hex bolts, structural bolts, nuts and washers, finished hex nuts and custom-engineered fasteners. Nucor fasteners are used in a broad range of markets, including automotive, machine tool, farm implement, construction and military applications. The annual production capacity of this facility is approximately 75,000 tons.

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

Our primary external customers for ferrous scrap are EAF steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills, and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2020, approximately 9% of the ferrous and nonferrous metals and scrap substitute tons we brokered and processed were sold to external customers. We consumed the balance in our steel mills.

•

Direct reduced iron operations - DRI is a substitute material for high-quality grades of scrap and pig iron. Nucor operates two DRI plants with a combined annual capacity of approximately 4,500,000 metric tons of material with world-class metallization rates and carbon content. Nucor’s wholly owned subsidiary, Nu-Iron Unlimited, is in Trinidad and benefits from a low-cost supply of natural gas and favorable logistics for inbound iron ore and shipment of DRI to the United States. Nucor’s second DRI plant in Louisiana (“Nucor Steel Louisiana”) also benefits from favorable logistics and proximity to its steel mill customers.

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

Nucor’s access to a long-term, low-cost supply of natural gas is a component in the execution of Nucor’s raw material strategy. Natural gas produced by Nucor’s drilling operations is being sold to third parties to offset our exposure to changes in the price of natural gas consumed by our DRI plant in Louisiana and our steel mills in the United States.

Customers

A significant portion of our steel mills and steel products segments’ sales are into the commercial, industrial and municipal construction markets. We have a diverse customer base and are not dependent on any single customer. Our largest single customer in 2020 represented less than 5% of sales and consistently pays within terms. Our steel mills use a significant portion of the products of the raw materials segment.

General Development of Our Business in Recent Years

Nucor has invested significant capital in recent years to expand our product portfolio to include more value-added steel mill products and capabilities, improve our cost structure, enhance our operational flexibility and provide additional channels to market for our products. These investments totaled approximately $4.24 billion over the last three years, with approximately 95% going to capital expenditures and the remainder going to acquisitions. We believe that our focus on lowering costs and diversifying our operations will enable us to deliver profitable long-term growth. Further, we believe shifting our product mix to a greater proportion of value-added products and increasing end-use market diversity will make us less susceptible to being negatively impacted by imports.

Several new capital projects that support our expansion of value-added product offerings and cost-reduction strategies were completed in 2020. Nucor’s $245 million rebar micro mill near Kansas City in Sedalia, Missouri finished commissioning in the second quarter of 2020 and is capable of producing approximately 380,000 tons annually. We believe that positioning the micro mill near the Kansas City market will provide us with a freight cost advantage relative to more distant suppliers, and we will also benefit from the scrap supply in the immediate area provided by our existing DJJ operations. In December 2020, Nucor’s $249 million investment in a new rebar micro mill in Frostproof, Florida began production and commissioning. This mill is capable of producing approximately 350,000 tons annually. We believe this new micro mill will also benefit from the scrap supply in the immediate area provided by our existing DJJ operations as well as strong regional demand for its products. Also in December 2020, Nucor Steel Kankakee, Inc. finished commissioning its full-range merchant bar quality mill with approximately 500,000 tons of annual capacity at its existing mill in Bourbonnais, Illinois at a cost of $187 million. Like the new micro mills, we believe that the Kankakee mill will also benefit from logistical advantages serving its customers and low-cost scrap supply.

Nucor is constructing a new $325 million 3rd generation flexible galvanizing line with an annual capacity of approximately 500,000 tons at our Nucor Steel Arkansas facility. This project complements the new $245 million specialty cold mill at Nucor Steel Arkansas that completed its first full year of production in 2020. We believe these investments will accelerate our goal of increasing our automotive market share. The new galvanizing line is expected to be operational in the second half of 2021. In September 2018, Nucor announced an approximately $650 million investment to modernize and expand the production capability at its Gallatin flat-rolled sheet mill located in Ghent, Kentucky. This investment will increase the production capability from approximately 1,400,000 tons to approximately 3,000,000 tons annually and will increase the maximum coil width to approximately 73 inches. This expansion is expected to be completed in the second half of 2021 and complements the mill’s new $200 million hot band galvanizing and pickling line that completed its first full year of production in 2020. In January 2019, Nucor announced plans to build a state-of-the-art plate mill, which will be based in Brandenburg, Kentucky on the Ohio river. With an expected investment of $1.70 billion, we anticipate the mill will be completed in late 2022 and will be capable of producing approximately 1,200,000 tons per year of steel plate products.

In addition to growing through capital expansions at our existing operations and acquisitions, Nucor also uses joint ventures as a platform for growth. Nucor-JFE, our joint venture with JFE Steel Corporation of Japan, in which Nucor has 50% ownership, resumed production in late 2020 after lengthy government-mandated shutdowns related to the COVID-19 pandemic. Located in central Mexico, Nucor-JFE will supply galvanized sheet steel to the growing Mexican automotive market. The investment totaled $360 million, with Nucor's share of these amounts being 50%. Nucor’s sheet mills are expected to provide a significant portion of the hot-rolled steel substrate that will be consumed by Nucor-JFE.

Capital Allocation Strategy

The significant developments in Nucor’s business in recent years have been driven by our capital allocation strategy. Our highest capital allocation priority is to invest in our business for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, greenfield expansions and acquisitions.

Our second priority is to return capital to our stockholders through cash dividends and share repurchases. Nucor has paid $1.47 billion in dividends to its stockholders during the past three years. That dividend payout represents 19% of cash flows from operations during that three-year period. The Company repurchased $39.5 million of its common stock in 2020 ($298.5 million in 2019 and $854.0 million in 2018).

We intend to return at least 40% of our net income to stockholders over time via a combination of both cash dividends and share repurchases. Over the past three years, we have returned approximately 61% of our net income in this manner. At December 31, 2020, the Company had approximately $1.16 billion available for share repurchases under the current share repurchase program.

We intend to execute on this strategy while maintaining a strong balance sheet, with relatively low financial leverage, as measured in terms of net debt to total capital, as well as ample liquidity. At year-end 2020, our net debt to total capital was approximately 13% and we had cash and cash equivalents, short-term investments and restricted cash and cash equivalents on hand of $3.16 billion. At the end of 2020, Nucor had the strongest credit ratings in the North American steel sector (Baa1/A-) with stable outlooks at both Moody’s and Standard & Poor’s.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products and raw materials. These markets are highly competitive with many domestic and foreign firms participating, and, as a result of this highly competitive environment, we find that we primarily compete on price and service.

In our steel mills segment, our EAF steel mills face many different forms of competition, including domestic integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other domestic EAF steel mills, steel imports and alternative materials. Large domestic integrated steel producers have the ability to manufacture a variety of products but face significantly higher energy costs and are often burdened with higher capital and fixed operating costs. EAF-based steel producers, such as Nucor, are sensitive to increases in scrap prices but tend to have lower capital and fixed operating costs compared with large integrated steel producers. EAF-based steel producers also typically emit less carbon dioxide per ton of steel produced than integrated steel producers.

The COVID-19 pandemic has exacerbated the ongoing risks Nucor and the entire steel industry face from excess global steelmaking capacity, particularly in non-market economies. China set a record for steel production in 2020, despite the pandemic. Steel production in China rose from approximately 1.10 billion tons in 2019 to approximately 1.16 billion tons in 2020. As a result, China’s share of global crude steel production rose from 53.3% in 2019 to 56.6% in 2020. The Organisation for Economic Co-operation and Development (the “OECD”) estimates that excess global steel production capacity will be approximately 776 million tons in 2020, up from 624 million tons in 2019, which was itself up significantly from the prior year. China’s largest steel companies are state-owned and receive significant financial support from the Chinese government.

The Section 232 steel tariffs implemented in 2018 continue to be effective in preventing the dumping of steel products in the U.S. market. Successful industry trade cases over the past several years have had an impact on import levels as well. For the full year 2020, imports of finished steel were down approximately 23% from the previous year and accounted for approximately 18% of U.S. market share. In 2020, finished steel import market share was at its lowest level since 2003.

The new United States-Mexico-Canada (USMCA) trade agreement went into effect in July 2020. The agreement has several provisions that we believe will benefit the steel industry, including requiring that higher levels of a vehicle’s content, including steel, be produced in North America for a vehicle to qualify for zero tariffs, and that 70% of the steel used in vehicles be melted and poured in North America. There are also provisions addressing currency manipulation and state-owned enterprises.

We also experience competition from other materials. Depending on our customers’ end use of our products, there are often other materials, such as concrete, aluminum, plastics, composites and wood that compete with our steel products. When the price of steel relative to other raw materials rises, these alternatives can become more attractive to our customers.

Competition in our scrap and raw materials business is also vigorous. The scrap metals market consists of many firms and is highly fragmented. Firms typically compete on price and geographic proximity to the sources of scrap metal.

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $2.58 billion and $1.68 billion at December 31, 2020 and 2019, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from other Nucor businesses. Nucor’s backlog of orders in the steel products segment was approximately $2.66 billion and $2.24 billion at December 31, 2020 and 2019, respectively. The majority of these orders are expected to be filled within one year. Order backlog within our raw materials segment is not meaningful because the vast majority of the raw materials that segment produces are used internally.

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

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average cost of scrap and scrap substitutes used in our steel mills segment decreased 8% from $314 per gross ton used in 2019 to $290 per gross ton used in 2020. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce one ton of steel. Depending on the market conditions at the time, a raw material surcharge or variable steel pricing mechanism may be implemented to assist Nucor in maintaining operating margins and in meeting our customer commitments during periods of rapidly changing scrap and scrap substitute costs.

For the past decade, Nucor has focused on securing access to low-cost raw material inputs as they are the Company’s largest expense. We believe Nucor’s broad, balanced supply chain is an important strength which allows us to reduce the cost of our steelmaking operations, create a shorter supply chain and have greater optionality over our metallic inputs. Our investment in DRI production facilities and scrap yards, as well as our access to international raw materials markets, provides Nucor with significant flexibility in optimizing our raw material costs. Additionally, having a significant portion of our raw materials supply under our control minimizes risk associated with the global sourcing of raw materials, particularly since a good deal of scrap substitutes comes from regions of the world that have historically experienced greater political turmoil. We believe the continued successful implementation of our raw material strategy, including key investments in DRI production, as well as in the scrap brokerage and processing services performed by our team at DJJ, gives us greater control over our metallic inputs and thus helps us mitigate the risk of significant fluctuations in the availability and costs of critical inputs.

DJJ acquires ferrous scrap from numerous sources, including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. We purchase pig iron as needed from a variety of sources and operate DRI plants in Trinidad and Louisiana with respective annual production capacities of approximately 2,000,000 and 2,500,000 metric tons. The primary raw material for our DRI facilities is pelletized iron ore, which we purchase from various international suppliers. Another major source of raw materials used in the production of steel is pig iron. We received over 2.6 million gross tons of pig iron in 2020. As with scrap and iron ore, we source pig iron from a number of international suppliers.

The primary raw material for our steel products segment is steel produced by Nucor’s steel mills.

Energy Consumption and Costs

Most of our operations are energy intensive. As a result, we continuously strive to make our operations in all three of our business segments more energy efficient. In addition, we proactively engage with suppliers, regulators and other energy industry participants to ensure the continued availability of reliable, low cost sources of energy in various forms.

Our steel mills utilize EAFs for 100% of their steel production, with approximately 50% of their total energy consumed as electricity. The total energy consumed by Nucor also includes natural gas, oxygen, and carbon raw material inputs. For the scrap melting process, electricity is the primary energy source, with natural gas combustion serving as the fuel for reheat furnaces and other pre-heating operations. Our DRI facilities in Trinidad and Louisiana are also large consumers of natural gas.

The availability and prices of electricity and natural gas are influenced today by many factors, including changes in supply and demand, the regulatory environment and pipeline/transmission infrastructure.

We closely monitor developments in public policy relating to energy production and consumption. We work with policymakers to provide technical information that can inform policy making and avoid unintended adverse consequences of legislative and regulatory actions. We believe that a thoughtful approach to domestic energy policy can help ensure that steel and steel products manufactured in the United States remain competitive in an increasingly global marketplace.

Greenhouse gas (“GHG”) emissions by the energy sector have received an increasing amount of attention in recent years, as more people become concerned that these emissions are a significant contributor to climate change. This has led to increasing support for, and investment in, low or zero carbon energy generation technologies such as solar, wind and nuclear. As a result, the development of these technologies has accelerated, and in many cases they are now more cost competitive with traditional, fossil fuel-based power generation. We believe that this ongoing diversification of power generation technologies is fundamentally positive, but without careful planning and investment there is some risk to the reliability of the domestic power grid as this transition continues. In particular, legacy fossil fuel-based assets will remain essential for some time to come and the U.S. transmission grid is broadly in need of substantial upgrades to take full advantage of these newer, more intermittent power sources. We are also optimistic about the related demand for our products as transmission grid upgrades are executed and newer power generation assets are developed using steel.

In November of 2020, we executed a 15-year, 250-megawatt Virtual Power Purchase Agreement (“VPPA”) with a major North American renewable energy company. Under the VPPA, we have agreed to purchase for a fixed price a portion of the output of a solar array being developed in northwestern Texas. The VPPA will be settled financially on a monthly basis. We have undertaken this initiative to support the ongoing transition of the U.S. power grid to a greater reliance on renewable power. As part of this arrangement we will also receive Renewable Energy Credits (“RECs”) commensurate with the power we purchase. These RECs can be applied against a portion of our GHG emissions, enabling us to receive credit for reducing them. The pay fixed, received floating nature of this arrangement also offsets a portion of our exposure to higher prices for electricity over the life of the contract. We are evaluating and considering more transactions like this one.

We use a variety of strategies to manage our exposure to price risk of natural gas, including cash flow hedges, as well as our owned natural gas drilling operations. In addition to the currently producing wells in the Piceance Basin, Nucor owns leasehold interests in natural gas properties in the South Piceance Basin, in the Western Slope of Colorado. To support Nucor’s operating wells and potential future well developments on these properties, Nucor has entered into long-term agreements directly with third-party gathering and processing service providers. Natural gas produced by Nucor’s drilling operations is being sold to offset our exposure to changes in the price of natural gas consumed by our DRI plant in Louisiana, and by our steel mills in the United States. Nucor has full discretion on its participation in all future drilling capital investments.

Government and Environmental Regulations

Our business operations are subject to numerous federal, state and local laws and regulations, the most significant of which are intended to protect our teammates and the environment.  Due to the nature of the steel industry, we are subject to substantial regulations related to safety in the workplace.  In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal health and safety regulations, the most significant of which are enforced by the Occupational Safety and Health Administration (“OSHA”). Because safety and safety compliance is one of our primary values, its effect on our capital expenditures, earnings and competitive position is not estimable.

Nucor operates a robust and sustainable environmental program that incorporates the concept of each individual teammate, as well as management, being responsible for environmental performance. All of Nucor’s steelmaking operations are ISO 14001 certified. Achieving ISO 14001 certification requires Nucor’s steel mills to implement an environmental management system with measurable targets and objectives, such as reducing the use of oil and grease and minimizing electricity use.

The principal federal environmental laws that regulate our business include the Clean Air Act (the “CAA”) that regulates air emissions; the Clean Water Act (the “CWA”) that regulates water withdrawals and discharges; the Resource Conservation and Recovery Act (the “RCRA”) that addresses solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response,

Compensation and Liability Act (the “CERCLA”) that governs releases of hazardous substances, and remediation of contaminated sites. Our operations are also subject to state and local environmental laws and regulations.

As it relates to air emission rates, EAFs are the most efficient and cleanest steel making process commercially available today. In comparison to blast furnaces, emissions of sulfur oxides from EAFs are approximately 14% of the amount emitted from blast furnaces. EAFs emit less than 1% of the particulate emissions compared to blast furnace operations. Importantly, EAF emissions of greenhouse gases per ton of steel average less than half of the rates typically generated by blast furnaces. Operating EAFs instead of blast furnaces is a proven air quality improvement strategy.  In addition, each of our steel mills operate air pollution control devices (baghouses) to collect and capture particulate emissions (“EAF dust”) from the steel making process.  We strive to maintain compliance with all applicable CAA requirements.

The primary raw material of Nucor’s steelmaking operations is scrap metal. As mentioned previously, the process of recycling scrap metal generates particulate matter emissions that includes contaminants such as paint, zinc, chrome and other metals. Initially, the particulate matter captured and collected is classified as a listed hazardous waste under the RCRA. Because these contaminants contain valuable metals, the EAF dust is recycled to recover these metals. Nucor sends all but a small fraction of the EAF dust it collects to recycling facilities that recover the zinc, lead, chrome and other valuable metals from this dust. By recycling this material, Nucor believes it is not only acting in a sustainable, responsible manner but it is also substantially limiting its potential for future liability under both the CERCLA and the RCRA.

In addition to recycling EAF dust, Nucor mills beneficially reuse steel slag in road materials as a granular base, embankments, engineered fill, highway shoulders, and hot mix asphalt pavement. The physical, chemical, mechanical and thermal properties of steel slag provide a vital resource for construction companies and activities. We take considerable pride in our recycling efforts.

Notably in both 2019 and 2018, the U.S. Environmental Protection Agency (the “EPA”) identified Nucor as a Top 10 Parent Company in terms of pollution source reduction activities in its assessment publication, National Analysis of Toxics Release Inventory. To illustrate potential reduction strategies, the EPA used a Nucor facility as an example of pollution prevention. Nucor focuses on pollution prevention at all of our facilities.

Not only does the RCRA establish standards for the management of solid and hazardous wastes, the RCRA also addresses the environmental impact of contamination from waste disposal activities and from recycling and storage of most wastes. Periodically, past waste disposal activities that were legal when conducted but now may pose a contamination threat are discovered.  When the EPA determines these off-site properties are contaminated, Nucor quickly evaluates such claims and, if Nucor is determined to be responsible, we do our part to remediate our share of such issues. Nucor believes all identified liabilities under the RCRA are either currently being resolved or have been fully resolved.

Because Nucor has historically implemented environmental practices that have resulted in the responsible disposal of waste materials, Nucor is also not presently considered a major contributor to any major cleanups under the CERCLA for which Nucor has been named a potentially responsible party. Nucor regularly evaluates these types of potential liabilities and, if appropriate, maintains reserves sufficient to remediate the identified liabilities. Under the RCRA, private citizens may also bring an action against the operator of a regulated facility for potential damages and payment of cleanup costs. Nucor believes that its system of internal evaluation and due diligence has sufficiently identified these types of potential liabilities so that compliance with these regulations will not have a material adverse effect on our results of operations, cash flows or financial condition beyond that already reflected in the reserves established for them.

To protect water resources, the CWA regulates water discharges and withdrawals. When applicable, Nucor maintains discharge and water withdrawal permits at its facilities under the national pollutant discharge elimination system program of the CWA and conducts its operations in compliance with those permits. Nucor also maintains permits from local governments if the facility discharges into publicly owned treatment works.

Capital expenditures at our facilities that are associated with environmental regulation compliance for 2021 and 2022 are estimated to be less than $100 million per year.

Human Capital Resources

Culture, Organization and Compensation

We consider our teammates the most important part of Nucor and believe that our culture – and the encouragement that we provide to our teammates to “grow the core; expand beyond; and live our culture” – provides us with a competitive advantage. Our culture’s key principles are: Safety First, Trust, Open Communications, Teamwork, Community Stewardship and Results.

Nucor has a simple, streamlined organizational structure that allows our teammates to make quick decisions and innovate. Our organization is also highly decentralized, with most day-to-day operating decisions made by our division general managers and their teams. With more than 26,000 teammates, only 150 work in our principal executive offices in Charlotte, North Carolina. By empowering our teammates, our goal is to foster an entrepreneurial mindset, along with a strong sense of personal responsibility and a culture of accountability. This empowerment is reinforced by our compensation policies, so as to drive results and contribute to our success.

Teammate input is essential for us to maintain our culture of empowering teammates to make operational decisions. Aside from our practice of everyday open communication, we periodically ask our teammates to formally provide feedback. Beginning in 1986, we have asked our teammates to complete a comprehensive survey in order to gather feedback on a range of topics, including matters relating to the effectiveness of our culture. We view the survey as an important tool we use to continually improve our company and ensure our teammates remain engaged and satisfied. This survey is conducted every three years, the last of which was conducted in 2019. In the most recent survey, 90% of the responses were favorable in the category of “Satisfaction & Commitment.” The overall percentage of negative responses in the most recent survey has dropped by 25 percentage points since the survey began in 1986. Teammates of certain previously acquired businesses – most notably DJJ and Harris, which together accounted for approximately 27% of our workforce as of December 31, 2020 – complete comparable surveys that have also shown an improving trend over time.

Safety

One of Nucor’s core values is our teammates’ well-being and safety, and it is our goal to become the safest steel company in the world. Our foremost responsibility is to work safely, which requires our teammates to identify unsafe conditions and activities and mitigate these hazards. We will continue working to eliminate exposures that can lead to injury and encourage our teammates to share their ideas for safety improvement. Two key metrics Nucor uses to measure safety are: the Injury/Illness Rate and Days Away, Restricted and Transfer (“DART”) Case Rate.

Nucor calculates the annual Injury/Illness Rate by dividing the number of work-related injuries and illnesses by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year.  In 2020, we achieved an annual Injury/Illness Rate of 1.10.

Nucor uses the DART Case Rate to assess and manage the risk of serious injury in the workplace.  Nucor calculates the annual DART Case Rate by dividing the number of cases resulting in days away from work, restricted work activity and/or job transfers by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of

100 full-time employees working 40 hours per week, 50 weeks per year.  In 2020, we achieved an annual DART Case Rate of 0.59.

Beginning in 1998, Nucor has used the President’s Safety Award to recognize divisions that achieve strong records of safety performance based on objective metrics. Since 2004, the President’s Safety Award has gone to divisions and mills where the Injury/Illness Rate and DART Case Rate are less than one-third the national average for comparable facilities.  In 2020, 40 of Nucor’s mills and divisions achieved the President’s Safety Award.  Nucor also has 25 OSHA Voluntary Protection Program Sites, OSHA’s highest level of recognition.

Our Teammates

Nucor had approximately 26,400 teammates as of December 31, 2020.  The vast majority of our teammates are located in the United States, with only a small number of teammates located outside of North America. Our operations are highly automated, allowing us to take advantage of lower employment costs while still providing our teammates with compensation that we believe is highly competitive as compared to comparable businesses in our industry. At Nucor, we believe in “Pay-for-Performance.”  Nucor teammates typically earn a significant part of their compensation based on their productivity. Production teammates work under group incentives that provide increased earnings for increased production. This additional incentive compensation is paid weekly in most cases. Nucor has also historically contributed 10% of earnings before federal taxes to a profit sharing plan for the majority of teammates below the officer level. We believe such compensation practices incentivize our workforce and reinforce our culture.

While Nucor seeks to hire qualified and talented individuals as teammates, we also believe in developing the skills of our workforce by providing educational and on-the-job training, in addition to safety training. Further, Nucor believes it is important for senior management to also be familiar with, and have had direct experience running, Nucor’s mills and other operational divisions. The vast majority of our teammates are not represented by labor unions and we believe our teammate turnover is low.

At Nucor, we believe that a diversity of perspectives and background helps to facilitate the “Nucor Way” as we work to “grow the core; expand beyond; and live our culture.” We also believe that recruiting and hiring the best talent available will continue to provide us with a more diverse and capable workforce.    In addition, Nucor has a long history of conducting our businesses in a manner consistent with high standards of social responsibility.  We have adopted a comprehensive Human Rights Policy, which operates in conjunction with many other Nucor policies related to ethical conduct and human rights, including our Standards of Business Conduct and Ethics, Code of Ethics for Senior Financial Professionals, Supplier Code of Conduct and Policy on Eliminating Forced Labor from our Supply Chain.  We will continue to evaluate our approach and look for opportunities to improve, so that Nucor and its stockholders benefit to the greatest extent possible from our teammates.

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

We use the investor relations portion of our website, www.nucor.com/investors, to distribute information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding the Company on our website. Accordingly, investors should monitor the investor relations portion of our website, in addition to our press releases, SEC filings and other public communications.  Except as otherwise expressly stated in these documents, the information contained on our website or available by hyperlink from our website is not a part of this report and is not incorporated into this report or any other documents we file with, or furnish to, the SEC.

Item 1A.	Risk Factors

Many of the factors that affect our business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially negatively affect our business, financial condition, results of operations and cash flows.

Industry Specific Risk Factors

Overcapacity in the global steel industry could increase the level of steel imports, which may negatively affect our business, results of operations, financial condition and cash flows.

Recent additions of new steelmaking capacity and the decrease in steel production due to the economic impact of the COVID-19 pandemic has caused excess steelmaking capacity to grow during the last two years after several years of decline. According to the OECD, global steel production overcapacity is projected to be approximately 776 million tons in 2020. China continues to be a significant contributor to excess steelmaking capacity.

During periods of global economic weakness, this overcapacity is amplified because of weaker global demand for steel and steel products. This excess capacity often results in manufacturers in certain countries exporting significant amounts of steel and steel products at prices that are at or below their costs of production. In some countries the steel industry is subsidized or owned in whole or in part by the government, giving imported steel from those countries certain cost advantages. These imports, which are also affected by demand in the domestic market, international currency conversion rates, and domestic and international government actions, can result in downward pressure on steel prices, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Section 232 steel tariffs are currently keeping some dumped steel products out of the U.S. market. The U.S. government has also been negotiating new trade agreements with many countries, including China, which may provide another opportunity to address excess steelmaking capacity. Should these efforts be abandoned or fail to reduce the impact of global excess capacity and the Section 232 tariffs be lifted, U.S. steelmakers would be at greater risk of having to compete against steel products dumped in the U.S. market.

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations are capital intensive. For the three-year period ended December 31, 2020, our total capital expenditures were approximately $4.04 billion. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds, short-term commercial paper issuance, offerings of our debt and equity securities or from borrowings under our $1.50 billion unsecured revolving credit facility, we cannot guarantee that this will be the case. Additional acquisitions or unforeseen events could require financing from additional sources.

Changes in the availability and cost of electricity and natural gas are subject to volatile market conditions that could adversely affect our business.

Our steel mills are large consumers of electricity and natural gas. In addition, our DRI facilities are also large consumers of natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity and natural gas are subject to volatile market conditions. These market conditions often are affected by weather, political, regulatory and economic factors beyond our control, and we may be unable to raise the price of our products to cover increased energy costs. Disruptions, including physical or information systems related issues, that impact the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs resulting from regulations that are not equally applicable across the entire global steel market could materially adversely affect our business, results of operations, financial condition and cash flows.

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

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, metals service centers, appliance and automotive industries. As a result, downturns in the U.S. economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. The U.S. economy is recovering from its lows during the second quarter of 2020, but the pace of the recovery in 2021 will likely depend on how quickly the U.S. population is vaccinated and normal activities can resume as well as government stimulus programs or infrastructure spending. Even with this economic recovery, challenges from global production overcapacity in the steel industry and ongoing uncertainties, both in the United States and in other regions of the world, remain.

We are unable to predict the duration of current economic conditions. Future economic downturns, prolonged slow growth or stagnation in the economy, or a sector-specific slowdown in one of our key end-use markets, such as nonresidential construction, could materially adversely affect our business, results of operations, financial condition and cash flows, especially in light of the capital-intensive nature of our business.

The results of our operations are sensitive to volatility in steel prices and the cost of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with key consumables such as graphite electrodes and raw materials, including both scrap and scrap substitutes that are critical to the manufacture of our steel products. The raw material required to produce DRI is pelletized iron ore. Although we have vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also by acquiring DJJ in 2008, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States and internationally.

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

If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to our customers and accepted customer orders for our products prior to purchasing necessary raw materials, we may be unable to raise the price of our products to cover all or part of the increased cost of the raw materials. Also, if we are unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture sufficient quantities of our products. This could cause us to lose sales, incur additional costs, experience margin compressions or suffer harm to our reputation.

Our steelmaking processes, our DRI processes, and the manufacturing processes of many of our suppliers, customers and competitors are energy intensive and generate carbon dioxide and other GHGs. The regulation of these GHGs could have a material adverse impact on our results of operations, financial condition and cash flows.

Our operations are subject to numerous federal, state and local laws and regulations relating to protection of the environment, and, accordingly, we make provision in our financial statements for the estimated costs of compliance. There are inherent uncertainties in these estimates.  Most notably, the uncertainty of policies, enforcement priorities, legislation and regulations related to climate change mitigation strategies pose the greatest risk.

As a carbon steel producer, Nucor could be increasingly affected both directly and indirectly if carbon policy decisions and mandates are not properly implemented. Carbon is an essential raw material in Nucor’s steel production processes. Furthermore, Nucor steel mills utilize EAFs for 100% of their steel melting operations and the costs associated with the decarbonization of electricity generation is a significant concern.  Significant new rulemaking or legislation could have a material adverse impact on our results of operations, financial condition and cash flows.

Environmental regulation compliance and remediation could result in substantially increased costs and materially adversely impact our competitive position.

We incur significant costs in meeting our environmental regulation compliance and remediation obligations. The principal federal environmental laws include the CAA, that regulates air emissions; the CWA that regulates water withdrawals and discharges; RCRA, that addresses solid and hazardous waste treatment, storage and disposal; and CERCLA, that governs releases of hazardous substances, and remediation of contaminated sites. Our operations are also subject to state and local environmental laws and regulations. Capital expenditures at our facilities that are associated with environmental regulation compliance for 2021 and 2022 are estimated to be less than $100 million per year.

In addition to the above mentioned statutes, certain revisions to National Air Ambient Quality Standards could make it significantly more difficult for us to obtain construction permits and permits to expand existing operations.  Resulting cancellations, delays or unanticipated costs to these projects could negatively impact our ability to generate expected returns on our investments. These regulations can also increase our cost of energy, primarily electricity, which we use extensively in the steelmaking process.  We may in the future incur substantially increased costs complying with such regulations, particularly if federal regulatory agencies were to change their enforcement posture with respect to such regulations.

Emerging customer preferences for greater product transparency and less GHG intensive materials may put us at a competitive disadvantage or reduce demand for our products.

Numerous states, including Washington, Oregon and New York, are considering establishing requirements for Environmental Product Declarations (“EPDs”) to evaluate environmental impacts of products. California has enacted the “Buy Clean California Act” and California has established Global Warming Potential (GWP) benchmarks through EPDs for certain materials, including certain steel products.  Currently, the federal government is considering similar legislation.  EPD legislation has the potential to put domestic steel manufacturers at a disadvantage to foreign competitors unless standardized mechanisms are used to fully evaluate products produced by foreign steel producers.

General Risk Factors

The COVID-19 pandemic, as well as similar epidemics and public health emergencies in the future, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operations expose us to risks associated with pandemics, epidemics and other public health emergencies, such as the ongoing COVID-19 pandemic which spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a pandemic, and the United States declared the COVID-19 pandemic a national emergency.

We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. As such, Nucor was deemed an essential or life‐sustaining operation and, accordingly, is currently able to maintain operations sufficient to meet our customers’ ongoing needs. In spite of our continued operations, the COVID-19 pandemic has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 pandemic is a widespread public health crisis that is adversely affecting the economies of many countries and caused periodic disruption to financial markets. Any resulting economic downturn could adversely affect demand for our products and contribute to volatile supply and demand conditions affecting prices and volumes in the markets for our products and raw materials. The progression of the COVID-19 pandemic could also negatively impact our business or results of operations through the temporary closure of our operating facilities or those of our customers or suppliers.

In addition, the ability of our teammates and our suppliers’ and customers’ teammates to work may be significantly impacted by individuals contracting or being exposed to COVID-19. Our customers may be directly impacted by business interruptions or weak market conditions and may not be willing or able to fulfill their contractual obligations. Furthermore, the progression of and global response to the COVID-19 pandemic has begun to cause and increases the risk of further delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they could impact or delay the timing of anticipated benefits on capital projects.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the pandemic, the availability of a vaccine, evolving strains of the virus, and the effectiveness of actions globally to contain or mitigate the effects of the pandemic. The current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

We are subject to information technology and cyber security threats which could have an adverse effect on our business and results of operations.

We utilize various information technology systems to efficiently address business functions ranging from the operation of our production equipment to administrative computation to the storage of data such as intellectual property and proprietary business information. Despite efforts to assure secure and uninterrupted operations, threats from increasingly sophisticated cyber-attacks or system failures could result in materially adverse operational disruptions or security breaches of our systems or those of our third-party service providers. These risks could result in disclosure or destruction of key proprietary information or personal data or reputational damage or could adversely affect our ability to physically produce steel, resulting in lost revenues, as well as delays in reporting our financial results. We also could be required to spend significant financial and other resources to remedy the damage caused by a security breach, including to repair or replace networks and information technology systems. We may also contend with potential liability for stolen information, increased cybersecurity protection costs, litigation expense and increased insurance premiums.

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

Certain of our businesses and investments are located outside of the United States, in Canada, Mexico and in emerging markets. There are a number of risks inherent in doing business in such markets. These risks include, but are not limited to: unfavorable political or economic factors; local labor and social issues; changes in regulatory requirements; fluctuations in foreign currency exchange rates; and complex foreign laws, treaties including tax laws, and the Foreign Corrupt Practices Act of 1977 (FCPA). These risks could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our financial position and results of operations. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

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

Tax increases and changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.

The steel industry and our business are sensitive to changes in taxes. As a company based in the United States, Nucor is more exposed to the effects of changes in U.S. tax laws than some of our major competitors. Our provision for income taxes and cash tax liability in the future could be adversely affected by changes in U.S. tax laws.

Nucor recognizes the effect of income tax positions only if those positions are believed to be more likely than not of being sustained. We cannot predict whether taxing authorities will conduct an audit challenging any of our tax positions and there can be no assurance as to the outcome of any challenges. If we are unsuccessful in any of these matters, we may be required to pay taxes for prior periods, interest, fines or penalties.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own all of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	2,980,000	Structural steel, sheet steel
Berkeley County, South Carolina	2,360,000	Flat-rolled steel, structural steel
Hickman, Arkansas	2,350,000	Flat-rolled steel
Decatur, Alabama	2,000,000	Flat-rolled steel
Crawfordsville, Indiana	1,880,000	Flat-rolled steel
Norfolk, Nebraska	1,530,000	Steel shapes
Hertford County, North Carolina	1,350,000	Steel plate
Plymouth, Utah	1,220,000	Steel shapes
Jewett, Texas	1,080,000	Steel shapes
Ghent, Kentucky	1,000,000	Flat-rolled steel
Darlington, South Carolina	980,000	Steel shapes
Kankakee, Illinois	730,000	Steel shapes
Memphis, Tennessee	700,000	Steel shapes
Seattle, Washington	660,000	Steel shapes
Tuscaloosa, Alabama	590,000	Steel plate
Auburn, New York	530,000	Steel shapes
Longview, Texas	430,000	Steel plate
Marion, Ohio	430,000	Steel shapes
Jackson, Mississippi	420,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Sedalia, Missouri	350,000	Steel shapes
Frostproof, Florida	310,000	Steel shapes
Birmingham, Alabama	310,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,150,000	Joists, deck, cold finished bar
St. Joe, Indiana	1,010,000	Joists, deck, fastener
Brigham City, Utah	970,000	Joists, cold finished bar, building systems
Grapeland, Texas	810,000	Joists, deck
Chemung, New York	550,000	Joists, deck
Marseilles, Illinois	550,000	Steel tube
Florence, South Carolina	540,000	Joists, deck
Birmingham, Alabama	480,000	Steel tube
Fort Payne, Alabama	470,000	Joists, deck
Decatur, Alabama	470,000	Steel tube
Louisville, Kentucky	440,000	Steel tube
Trinity, Alabama	380,000	Steel tube
Eufaula, Alabama	360,000	Building systems
Chicago, Illinois	350,000	Steel tube
Waterloo, Indiana	330,000	Building systems

In the steel products segment, we have 81 operating facilities, excluding the locations listed above, in 38 states with 30 operating facilities in Canada and two in Mexico. Our subsidiary, Harris Steel Inc., also operates multiple sales offices in Canada and certain other foreign locations. The steel products segment also includes Skyline Steel, LLC, our steel foundation distributor.

In the raw materials segment, we have 88 operating facilities in 22 states with one operating facility in Point Lisas, Trinidad. For our DRI facilities in Trinidad and Louisiana, a significant portion of the production process occurs outdoors. The Trinidad site, including leased land, is approximately 1.9 million square feet. The Louisiana site has approximately 174.2 million square feet of owned land with buildings that total approximately 72,500 square feet. DJJ has 82 operating facilities in 21 states along with multiple brokerage offices in the United States and certain other foreign locations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments in 2020 were approximately 82%, 71% and 67% of production capacity, respectively.

We also own our principal executive offices in Charlotte, North Carolina.

Item 3.	Legal Proceedings

Nucor Steel Louisiana, our DRI facility located in St. James Parish, Louisiana, has received a Consolidated Compliance Order and Notice of Potential Penalty from the Office of Environmental Enforcement of the Louisiana Department of Environmental Quality (“LDEQ”) related to emissions issues that the facility voluntarily reported to LDEQ. Nucor Steel Louisiana and LDEQ are in discussions regarding a Consolidated Settlement Agreement with LDEQ, but no penalty has been finalized. We believe the aggregate civil penalty for these compliance issues will not be material to Nucor.

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

Allen C. Behr (47), Executive Vice President of Plate and Structural Products, was named EVP in May 2020. Mr. Behr began his career with Nucor in 1996 as Design Engineer at Nucor Building Systems-Indiana and joined the start-up team at Nucor Building Systems-Texas in 1999. In 2001, he became the Engineering Manager at Nucor Building Systems-South Carolina and was promoted to General Manager in 2008. Mr. Behr became the General Manager of Vulcraft-South Carolina in 2011 and was promoted to Vice President in 2012. He was promoted to President of the Vulcraft/Verco group in 2014 and he served as the General Manager of Nucor Steel-Texas from 2017 to 2019.

Craig A. Feldman (56), Executive Vice President of Raw Materials, was named EVP in 2018. Mr. Feldman began his career as a Brokerage Representative for The David J. Joseph Company (“DJJ”) in 1986, subsequently serving as District Manager of DJJ’s Salt Lake City brokerage office, Commercial Vice President at DJJ’s subsidiary, Western Metals Recycling LLC (“WMR”), and President of WMR. Mr. Feldman served on the operational staff of DJJ’s then-owner in the Netherlands from 2005 until his appointment in 2007 as DJJ’s Executive Vice President, Recycling Operations. Mr. Feldman became a Vice President and General Manager of Nucor when DJJ was acquired by Nucor in 2008. He served as President of DJJ from 2013 to December 2020.  Mr. Feldman has announced that he will retire in June 2021.

James D. Frias (64), has been Chief Financial Officer, Treasurer and Executive Vice President since 2010. Prior to that, Mr. Frias was Vice President of Finance from 2006 to 2009. Mr. Frias joined Nucor in 1991 as Controller of Nucor Building Systems-Indiana. He also served as Controller of Nucor Steel-Indiana and as Corporate Controller. Mr. Frias joined the board of directors of Carlisle Companies Incorporated in 2015.

Douglas J. Jellison (62), was named Executive Vice President responsible for The David J. Joseph Company and Logistics, effective January 2021. Mr. Jellison began his Nucor career in 1990 as Materials Manager at Nucor Bearing Products and has worked in various positions and businesses in his 30 years with Nucor, including several controller and business development roles. Mr. Jellison was promoted to Vice President in 2004 and served as General Manager of Nucor Bearing Products, Nucor Steel Seattle, Inc. and Nucor-Yamato. He then served as President of Nucor Tubular Products and most recently as President of Nucor’s steel piling subsidiary, Skyline Steel LLC.

Gregory J. Murphy (56), was named Executive Vice President of Business Services and General Counsel, effective January 2021. Mr. Murphy began his Nucor career in 2015 as Vice President and General Counsel.  In 2020, he assumed additional responsibilities and was named General Counsel and Vice President of Legal, Environmental and Public Affairs. Prior to joining Nucor, Mr. Murphy was a Partner with the law firm of Moore & Van Allen PLLC, where he was the team leader of the Litigation Practice Group and served for a decade on the firm’s Executive Committee.

Raymond S. Napolitan, Jr. (63), Executive Vice President of Engineered Bar Products and Digital, was named EVP in 2013, having previously served as President of Nucor’s Vulcraft/Verco group from 2010 to 2013 and President of American Buildings Company from 2007 to 2010. He was elected Vice President of Nucor in 2007. Mr. Napolitan began his Nucor career in 1996 as Engineering Manager of Nucor Building Systems-Indiana, and later served as General Manager of Nucor Building Systems-Texas.

Daniel R. Needham (55), was named Executive Vice President of Bar and Rebar Fabrication Products, effective February 2021. Mr. Needham began his career with Nucor in 2000 as Controller at Nucor Steel Hertford County. He subsequently served as Controller of Nucor Steel Decatur, LLC and Nucor Steel Utah. In 2011, Mr. Needham became General Manager of Nucor Steel Connecticut, Inc. He later served as General Manager of Nucor Steel Utah and was elected Vice President in 2016. In 2019, Mr. Needham was promoted to Vice President and General Manager of Nucor Steel Indiana.

K. Rex Query (55), was named Executive Vice President of Sheet and Tubular Products, effective January 2021. Mr. Query joined Nucor in 1990 as a financial analyst in the Corporate Office and subsequently served as Controller at Vulcraft South Carolina, Nucor Steel Berkeley and Nucor Steel Hertford. After serving as General Manager and Corporate Controller, Mr. Query was elected to Vice President in 2002 and served as General Manager at Nucor Steel Auburn, Inc., Nucor Steel Decatur, LLC, Nucor Steel South Carolina and NCF as well as President of Nucor Europe. Most recently, Mr. Query served as President of Nucor’s Vulcraft/Verco group. Mr. Query is married to the sister of Mr. Topalian’s wife.

MaryEmily Slate (56), was named Executive Vice President of Commercial, effective January 2021. Ms. Slate was promoted to EVP in May 2019, most recently serving as EVP of Plate, Structural and Tubular Products. Ms. Slate began her career with Nucor in 2000 as a District Sales Manager at Nucor Steel Arkansas. She later served as Sales Manager at Nucor Steel Decatur, LLC and then as Cold Mill Manager. In 2010, Ms. Slate was promoted to General Manager of Nucor Steel Auburn, Inc. and was elected Vice President in 2012. She served as Vice President of Nucor Steel Arkansas from 2015 to 2019.

David A. Sumoski (54), was named Chief Operating Officer, effective January 2021. He previously served as Executive Vice President from 2014 to 2020, most recently as EVP of Merchant and Rebar Products. He also served as General Manager of Nucor Steel Memphis, Inc. from 2012 to 2014 and as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012. Mr. Sumoski was named Vice President in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

Leon J. Topalian (52), has served as President and Chief Executive Officer since January 2020. He previously served as President and Chief Operating Officer from September 2019 to December 2019, Executive Vice President of Beam and Plate Products from 2017 to 2019 and as Vice President of Nucor from 2013 to 2017. He began his Nucor career at Nucor Steel-Berkeley in 1996, serving as a project engineer and then as cold mill production supervisor. Mr. Topalian was promoted to Operations Manager for Nucor’s former joint venture in Australia and later served as Melting and Casting Manager at Nucor Steel-South Carolina. He then served as General Manager of Nucor Steel Kankakee, Inc. from 2011 to 2014 and as General Manager of Nucor-Yamato from 2014 to 2017. Mr. Topalian is married to the sister of Mr. Query’s wife.

D. Chad Utermark (52), Executive Vice President of Fabricated Construction Products, was named EVP in 2014. He previously served as General Manager of Nucor-Yamato from 2011 to 2014 and as General Manager of Nucor Steel-Texas from 2008 to 2011. He was named Vice President of Nucor in 2009. Mr. Utermark began his Nucor career as a utility operator at Nucor Steel-Arkansas in 1992, subsequently serving as shift supervisor and Hot Mill Manager at that division as well as Roll Mill Manager at Nucor Steel-Texas.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “NUE.” As of January 31, 2021, there were approximately 14,000 stockholders of record of our common stock.

We did not repurchase any shares under our share repurchase program during the fourth quarter of 2020.

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.61 per share in 2020 compared with $1.60 per share in 2019. In December 2020, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.405 per share from $0.4025 per share. In February 2021, the Board of Directors declared Nucor’s 192nd consecutive quarterly cash dividend of $0.405 per share payable on May 11, 2021 to stockholders of record on March 31, 2021.

See Note 16 to the Company’s consolidated financial statements for a discussion regarding securities authorized for issuance under the Company’s stock-based compensation plans.

Stock Performance

This graphic comparison assumes the investment of $100 in each of Nucor common stock, the S&P 500 Index and the S&P 1500 Steel Group Index, all at year-end 2015. The resulting cumulative total return assumes that cash dividends were reinvested. Nucor common stock comprised 32% of the S&P 1500 Steel Group Index at year-end 2020 (43% at year-end 2015).

200
150
100
50
dollars
2015
2016
2017
2018
2019
2020
STOCK PERFORMANCE
Nucor Corporation
S&P 500 Index
S&P 1500 Steel Group Index

Item 6.	Selected Financial Data

Not applicable as Nucor has early adopted the amendments to Item 301 of Regulation S-K outlined in the Final Rule adopted by the SEC on November 19, 2020.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Nucor Corporation should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses our financial condition and results of operations as of and for the years ended December 31, 2020 and 2019. Information concerning the year ended December 31, 2019 and a comparison of the years ended December 31, 2019 and December 31, 2018 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Overview

The COVID-19 pandemic began to impact Nucor’s operations in the final weeks of the first quarter of 2020. It would rapidly become the most significant event of 2020, impacting almost all aspects of our business through the remainder of the year and into the present. Our most important value is the health and safety of our teammates, their families and the communities where we operate. We formed several internal task forces to closely monitor developments related to the pandemic. Our facilities around the country have taken steps to respond to COVID-19 based on the nature of their operations and the actions being taken by their state and local governments. We have restricted travel, upgraded the cleaning practices at our facilities and offices, implemented remote work for teammates wherever possible, and instituted social distancing measures throughout the Company. In addition to these measures, which are still in effect to varying degrees, we also took significant action to further strengthen our liquidity resources and financial position. These financial measures are further explained in the “Liquidity and Capital Resources” section of this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Across Nucor, we remain committed to protecting our teammates while minimizing disruptions to our customers and supply chain.

Due to the impact of the pandemic, the U.S. economy shrank by 3.5% in 2020, compared to a growth rate of 2.2% in 2019. Despite this, demand in several key end-use markets was surprisingly resilient in 2020, most notably in nonresidential construction and automotive, which together account for nearly two-thirds of steel consumption. Operating rates at our steel mills for the full year 2020 decreased to 82% as compared to 84% for the full year 2019. Industry-wide, the U.S. capacity utilization rate was 68% for 2020, down from 80% in 2019.

Economic conditions improved in the second half of 2020 and we are optimistic about market conditions heading into 2021. We expect the nonresidential construction and automotive markets to remain strong. We hope to see improvement in markets like heavy duty trucks, heavy equipment and agriculture that were down in 2020. We anticipate the recovery in oil and gas markets to be slow, but Nucor has seen increased sales into the renewable energy market.

The Section 232 steel tariffs continued to be effective in keeping unfairly traded imports out of the U.S. market. For the full year 2020, finished steel imports were down approximately 23% from the previous year and accounted for approximately 18% of U.S. market share.

Our Challenges and Risks

Sales of many of our products are largely dependent upon capital spending in the nonresidential construction markets in the United States, including in the industrial and commercial sectors, as well as capital spending on infrastructure that is publicly funded, such as bridges, schools, prisons and hospitals. While there has been no federal infrastructure bill in recent years, many states have passed bills funding infrastructure improvements.

While the Section 232 tariffs are having their intended impact by keeping unfairly traded imports out of the U.S. market, global steel production overcapacity continues to be a long-term challenge. Steel production in China rose in 2020, going from approximately 1.10 billion tons in 2019 to approximately 1.16 billion tons in 2020 – an increase of 5.5%. As a result, China’s share of global crude steel production rose from 53.3% in 2019 to 56.6% in 2020. The OECD projects that global excess steel production capacity was approximately 776 million tons in 2020, up from 624 million tons at the end of 2019, which was itself up significantly from the prior year.

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

Although the majority of our steel sales are to spot market customers in North America who place their orders each month based on their business needs and our pricing competitiveness compared to both domestic and global producers and trading companies, we also sell contract tons, most notably in our sheet operations. Approximately 70% of our sheet sales were to contract customers in 2020 (75% in 2019), with the balance being sold in the spot market at the prevailing prices at the time of sale. Steel contract sales outside of our sheet operations are not significant. The amount of tons sold to contract customers at any given time depends on the overall market conditions at the time, how the end-use customers see the market moving forward and the strategy that Nucor management believes is appropriate to the upcoming period.

Nucor management considerations include maintaining an appropriate balance of spot and contract tons based on market projections and appropriately supporting our diversified customer base. The percentage of tons that is placed under contract also depends on the overall market dynamics and customer negotiations. In years of strengthening demand, we typically see an increase in the percentage of sheet sales sold under contract as our customers have an expectation that transaction prices will rapidly rise, and available capacity will quickly be sold out. To mitigate this risk, customers prefer to enter into contracts in order to obtain committed volumes of supply from the mills. The vast majority of our contracts include a method of adjusting prices on a periodic basis to reflect changes in the market pricing for steel and/or scrap. Market indices for steel generally trend with scrap pricing changes, but, during periods of steel market weakness, the more intensified competitive steel market environment can cause the sales price indices to decrease resulting in reduced gross margins and profitability. Furthermore, since the selling price adjustments are not immediate, there will always be a timing difference between changes in the prices we pay for raw materials and the adjustments we make to our contract selling prices. Generally, in periods of increasing scrap prices, we experience a short-term margin contraction on contract tons. Conversely, in periods of decreasing scrap prices, we typically experience a short-term margin expansion. Contract sales typically have terms ranging from six to 12 months.

Our Strengths and Opportunities

We are North America’s most diversified steel producer. As a result, our short-term performance is not tied to any one market. We have numerous, large, strategic capital projects at various stages of progress that we believe will help us further diversify our product offerings and expand the markets that we serve. We expect these investments to grow our long-term earnings power by increasing our channels to market, expanding our product portfolio into higher value-added offerings that are less vulnerable to imports, improving our cost structure and further building upon our market leadership positions.

We believe that Nucor’s raw material supply chain is another important strength. Our investment in DRI production facilities and scrap brokerage and processing businesses provides Nucor with significant flexibility in optimizing our raw materials costs. Additionally, having a significant portion of our raw materials supply under our control reduces risk associated with the global sourcing of raw materials, particularly since a considerable portion of scrap substitutes comes from regions of the world that historically have experienced greater political turmoil.

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

Evaluating Our Operating Performance

We report our results of operations in three segments: steel mills, steel products and raw materials. Most of the steel we produce in our mills is sold to outside customers (80% in both 2020 and 2019), but a significant percentage is used internally by many of the facilities in our steel products segment (20% in both 2020 and 2019).

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

Evaluating Our Financial Condition

We evaluate our financial condition each reporting period by focusing primarily on the amounts of and reasons for changes in cash provided by operating activities, our current ratio, the turnover rate of our accounts receivable and inventories, the amounts of and reasons for changes in cash used in or provided by investing activities (including projected capital expenditures) and financing activities and our cash and cash equivalents and short-term investments position at period end. We believe that our conservative financial practices have served us well in the past and are serving us well today. As a result, our financial position remains strong.

Comparison of 2020 to 2019

Results of Operations

Nucor reported consolidated net earnings of $2.36 per diluted share in 2020 and $4.14 per diluted share in 2019. The COVID-19 pandemic and the impacts it had on the domestic economy were the primary factor driving the decrease in earnings in 2020 as compared to 2019.

In 2019, the steel mills segment’s profitability peaked in the first quarter and experienced a downward trend for the remainder of the year primarily due to inventory destocking. The first quarter of 2020 was off to a promising start for the steel mills segment, building off of the momentum of price increases announced in the fourth quarter of 2019 and a strong quarterly utilization rate of 89%. The first quarter of 2020 ended with the rapidly intensifying impact of the COVID-19 pandemic beginning to impact our business late in the quarter. We also determined a triggering event occurred related to our equity method investment located in Italy, Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), that would result in us reserving a note receivable and a significant impairment charge in the first quarter of 2020. We ultimately exited our investment in Duferdofin Nucor prior to the end of the year. Total losses and impairments of assets related to Duferdofin Nucor that were included in the steel mills segment earnings were approximately $483.5 million in 2020. We also recorded additional impairment charges in the fourth quarter of 2020 related to certain inventory and long-lived assets of $103.2 million that were primarily related to our Castrip sheet operations.

The steel mills segment performance bottomed in the second quarter of 2020 but had an upward trajectory for the remainder of the year. Our steel mills segment is expected to have a very strong first quarter of 2021 due to increases in steel selling prices and strengthening market conditions at the end of 2020.

Nonresidential construction market conditions were strong in 2019 and 2020.The resiliency of nonresidential construction markets during the COVID-19 pandemic paved the way for our steel products segment to have record profitability in 2020, surpassing the previous record set in 2019. Many of our business units in this segment performed at record or near-record levels, with our rebar fabrication and tubular products businesses driving the year-over-year increase for the segment. In addition to the strength of nonresidential construction markets over the last two years, the steel products segment continues to benefit from the lasting effects of changes in business strategy and efficiency initiatives that have significantly improved the performance of our rebar fabrication operations and metal buildings business.

The raw materials segment’s profitability in 2020 increased from 2019 primarily due to the improved performance of our DRI facilities. Our DRI facility in Louisiana experienced a planned 70-day outage in 2019 to enhance operational reliability, and the facility set new records for production, shipping and operating hours in 2020. Low average selling prices and higher iron ore costs have caused the DRI facilities to have combined operating losses in 2020 and 2019. However, selling prices for raw materials increased dramatically in the fourth quarter of 2020 and we expect strong performance for the raw materials segment in the first quarter of 2021.

The raw materials segment incurred non-cash impairment charges of $27.0 million and $35.0 million in 2020 and 2019, respectively. The 2020 charges related to our leasehold interest in unproved oil and gas properties and the 2019 charges related to our proved oil and gas properties. Refer to “Critical Accounting Policies and Estimates” for further discussion of these charges.

Nucor’s income tax provision in 2020 benefited from several notable items that are not included in segment reporting. Of note, the 2020 tax provision benefited from $201.9 million related to certain tax deductions claimed related to our now exited investment in Duferdofin Nucor, $39.7 million related to certain state tax credits and $48.2 million related to the anticipated carryback of a 2020 tax net operating loss under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in 2020 as compared to 2019.

Net Sales

Net sales to external customers by segment for 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019	% Change
Steel mills	$12,109,307	$13,933,950	-13%
Steel products	6,623,068	6,990,064	-5%
Raw materials	1,407,283	1,664,844	-15%
Total net sales to external customers	$20,139,658	$22,588,858	-11%

Net sales for 2020 decreased 11% from the prior year. Average sales price per ton decreased 7% from $851 in 2019 to $789 in 2020. Total tons shipped to outside customers decreased 4% from 26,532,000 tons in 2019 to 25,519,000 in 2020.

In the steel mills segment, sales tons were as follows (in thousands):

	Year Ended December 31,
	2020	2019	% Change
Outside steel shipments	18,049	18,585	-3%
Inside steel shipments	4,637	4,771	-3%
Total steel shipments	22,686	23,356	-3%

Net sales for the steel mills segment decreased 13% in 2020 from the prior year due to a 10% decrease in the average sales price per ton, from $748 in 2019 to $671 in 2020, as well as a 3% decrease in total tons shipped to outside customers.

Outside sales tonnage for the steel products segment was as follows (in thousands):

	Year Ended December 31,
	2020	2019	% Change
Joist sales	557	499	12%
Deck sales	496	495	—
Cold finished sales	406	498	-18%
Rebar fabrication sales	1,232	1,223	1%
Piling products sales	649	638	2%
Tubular products sales	1,080	1,053	3%
Other steel products sales	374	408	-8%
Total steel products sales	4,794	4,814	—

Net sales for the steel products segment decreased 5% in 2020 from the prior year due to a 5% decrease in average sales price per ton.

Net sales for the raw materials segment decreased 15% in 2020 from the prior year primarily due to decreased average selling prices at DJJ’s brokerage operations and decreased volumes at DJJ’s scrap processing operations and brokerage operations. In 2020, approximately 88% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 9% of outside sales were from the scrap processing operations of DJJ (90% and 9%, respectively, in 2019).

Gross Margins

In 2020, Nucor recorded gross margins of $2.23 billion (11%) which was a decrease from $2.68 billion (12%) in 2019:

•

The primary driver for the decrease in gross margin in 2020 as compared to 2019 was decreased metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per gross ton used decreased 8% from $314 in 2019 to $290 in 2019. Despite the decrease in average scrap and scrap substitute cost per gross ton used, metal margin in the steel mills segment decreased due to lower average selling prices across all steel mill businesses.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices decreased during most of 2020 but began to rapidly increase late in the year. As we enter 2021, we see downward pressure on scrap prices in the near term that we believe is likely to stabilize and follow a more typical seasonal pattern during the remainder of the year.

•

Pre-operating and start-up costs of new facilities decreased to approximately $101 million in 2020 as compared to approximately $103 million in 2019. Pre-operating and start-up costs in 2020 primarily related to the bar mills being built in Missouri and Florida, the plate mill being built in Kentucky, the sheet mill expansion in Kentucky and the merchant bar quality mill expansion at our bar mill in Illinois. In 2019, pre-operating and start-up costs primarily related to the bar mills being built in Missouri and Florida, the expansion at our sheet mill in Kentucky and the upgrades at our Louisiana DRI facility. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment for 2020 increased as compared to 2019 primarily due to the increased profitability of our rebar fabrication and tubular products businesses which were partially offset by the decreased profitability of our building systems and cold finish operations.

•	Gross margins in the raw materials segment for 2020 increased as compared to 2019 primarily due to the improved performance of our DRI facilities that resulted in lower losses.

Gross margins related to DJJ’s brokerage operations decreased in 2020 as compared to 2019 due to margin compression and decreased volumes. Gross margins for DJJ’s scrap processing operations slightly increased in 2020.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased from 2019 to 2020 due to our decreased profitability in 2020. In 2020, profit sharing costs consisted of $86.6 million of contributions, including the Company’s matching contribution, made to the Company’s Profit Sharing and Retirement Savings Plan for qualified employees ($181.4 million in 2019). Other employee bonus costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including achieving record earnings, and comparisons of Nucor’s financial performance to peers in the steel industry and other companies. Stock-based compensation included in marketing, administrative and other expenses decreased by 21% to $29.2 million in 2020 compared with $36.9 million in 2019 and includes costs associated with vesting of stock awards granted in prior years.

Included in marketing, administrative and other expenses in 2020 was $18.2 million of restructuring charges related to the realignment of Nucor’s metal buildings business in the steel products segment.

Included in marketing, administrative and other expenses in 2019 was a benefit of $33.7 million related to the gain on the sale of an equity method investment in the raw materials segment.

Equity in Losses (Earnings) of Unconsolidated Affiliates

Equity method investment losses and (earnings) were $10.5 million in 2020 and $(3.3) million in 2019. The decrease in equity method investment earnings from 2019 to 2020 was primarily due to the decreased results of Nucor-JFE and NuMit.

Losses and Impairments of Assets

During the fourth quarter of 2019, Nucor performed an impairment analysis of its three fields of proved producing natural gas well assets and determined that the carrying amount of one of the fields of wells exceeded its fair value and the impairment condition was considered to be other than temporary. This field of wells was not impaired as a result of the analysis performed in 2018. Nucor recorded a $35.0 million non-cash impairment charge against this field of wells, driven primarily by estimated lease operating costs that were higher than the estimates used in the 2018 analysis. These charges were included in the raw materials segment. See Note 7 to the Company’s consolidated financial statements for additional information.

Nucor recorded additional impairment charges in 2019 of $20.0 million related to certain property, plant and equipment in the steel mills segment, and $11.9 million related to the write-down of certain intangible assets in the steel products segment.

In 2020, Nucor recorded losses on assets of $483.5 million related to our equity method investment in Duferdofin Nucor. Nucor also recorded impairment charges in 2020 of $103.2 million related to certain inventory and long-lived assets in the steel mills segment, and $27.0 million related to the write-down of our unproved natural gas well assets included in the raw materials segment.

Interest Expense (Income)

Net interest expense is detailed below (in thousands):

	Year Ended December 31,
	2020	2019
Interest expense	$166,613	$157,358
Interest income	(13,415)	(35,933)
Interest expense, net	$153,198	$121,425

Interest expense increased in 2020 compared to 2019 due to a higher average outstanding debt balance. Interest income decreased in 2020 compared to 2019 due to significantly lower average interest rates on investments.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests

The following table presents earnings (loss) before income taxes and noncontrolling interests by segment for the years ended December 31, 2020 and 2019 (in thousands). The change between periods were driven by the quantitative and qualitative factors previously discussed.

	Year Ended December 31,
	2020	2019
Steel mills	$720,151	$1,790,694
Steel products	690,547	511,145
Raw materials	23,621	(28,244)
Corporate/eliminations	(598,781)	(490,788)
Earnings before income taxes and noncontrolling interests	$835,538	$1,782,807

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor–Yamato, of which Nucor owns 51%. The 15% increase in earnings attributable to noncontrolling interests in 2020 as compared to 2019 was primarily due to the increased earnings of Nucor–Yamato. Under the Nucor–Yamato limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In 2020, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes

The Company’s effective tax rate in 2020 was -0.06% compared with 23.1% in 2019. The decrease in the effective tax rate was primarily due to a net tax benefit of $201.9 million (-24.16%) for a tax loss on our investment in Duferdofin Nucor, a net tax benefit of $45.2 million (-5.41%) for state tax credits, and a federal tax benefit of $48.2 million (-5.77%) for the carryback of a federal tax net operating loss (an “NOL”) under the CARES Act. These benefits were all recognized in 2020 and were somewhat offset by the rate impact (11.2%) of financial statement impairments of $445.6 million which did not affect the provision for income taxes. The CARES Act allows for an NOL generated in 2020 to be carried back to taxable years where the federal income tax rate was 35%. The difference in the tax rate in 2020 and tax years before the enactment of the Tax Cuts and Jobs Act of 2017 is the main driver of the federal tax NOL benefit in 2020, but this is somewhat offset by the partial loss of the domestic manufacturing deduction in the carryback year.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2019 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2014 through 2019 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings and Return on Equity

Nucor reported net earnings of $721.5 million, or $2.36 per diluted share, in 2020, compared to net earnings of $1.27 billion, or $4.14 per diluted share, in 2019. Net earnings attributable to Nucor stockholders as a percentage of net sales were 3.6% and 5.6% in 2020 and 2019, respectively. Return on average stockholders’ equity was 6.8% and 12.6% in 2020 and 2019, respectively.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic and the significant uncertainty it had on Nucor and our stakeholders, we instituted enterprise-wide efforts to enhance our liquidity and support our teammates, which include, among other things:

•

Capital Expenditures – We began the year with a capital expenditures budget of $2.00 billion. We reviewed our capital expenditures budget and decided to delay certain capital projects that had not begun, briefly paused a few of our larger projects and continued with certain projects that were either close to completion or where work had been scheduled. As a result, our total capital expenditures in 2020 was $1.54 billion. Our 2021 capital expenditures estimate is approximately $2.00 billion.

•

Working Capital – Our net working capital position has contracted to provide a source of incremental liquidity while business activity has slowed. In addition, we are maintaining reduced raw material inventory levels in line with our anticipated near-term production requirements, a change we believe is sustainable and intend to maintain throughout 2021.

•

Pay & Benefits – Almost all of our compensation plans are heavily weighted toward incentive compensation which rewards productivity and profitability. We implemented a temporary compensation floor for production and non-production hourly teammates and committed to offering at least their normal benefits during the crisis. Nucor’s executive compensation program intentionally sets base salaries below the market median for similar size industrial and materials companies. With lower profitability in 2020 as compared to the prior year, our executive leadership incurred a reduction in earned incentive compensation on an absolute dollar and percentage basis compared to compensation attributable to 2019 performance.

Nucor’s cash and cash equivalents, short-term investments and restricted cash and cash equivalents position remained strong at $3.16 billion at December 31, 2020, compared with $1.83 billion as of December 31, 2019. Approximately $316.0 million and $354.4 million of the cash and cash equivalents position at December 31, 2020 and 2019, respectively, was held by our majority-owned joint ventures. Cash flows provided by operating activities provide us with a significant source of liquidity. When needed, we have external short-term financing sources available, including the issuance of commercial paper and borrowings under our bank credit facilities.

We also issue long-term debt securities from time to time. To further enhance our liquidity, Nucor took advantage of attractive market conditions during the second quarter of 2020 to issue low coupon debt in the form of long-term notes. In May, Nucor issued $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030. Additionally, in July, Nucor became an obligor with respect to $162.6 million in 40-year variable-rate Green Bonds to partially fund the capital costs associated with the construction of our plate mill located in Brandenburg, Kentucky. Proceeds of the Green Bonds are held on Nucor’s balance sheet as restricted cash and cash equivalents until they are utilized in connection with the construction of the plate mill in Brandenburg, Kentucky.

In December 2020, Nucor exchanged $106.7 million of its 6.400% Notes due 2037, $161.9 million of its 5.200% Notes due 2043 and $170.8 million of its 4.400% Notes due 2048 with holders of the existing notes for $439.3 million of its 2.979% Notes due 2055 and a cash component of $180.3 million. This exchange transaction has been accounted for as a modification and, as such, the cash component of $180.3 million has been capitalized as a reduction of long-term debt and is being amortized into interest expense over the life of the new notes.

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

Selected Measures of Liquidity and Capital Resources

	(Dollars in thousands)
	December 31,
	2020	2019
Cash and cash equivalents	$2,639,671	$1,534,605
Short-term investments	408,004	300,040
Restriced cash and cash equivalents	115,258	—
Working capital	6,860,802	5,762,596
Current ratio	3.6	3.3

The current ratio, which is calculated by dividing current assets by current liabilities, was 3.6 at year-end 2020 compared with 3.3 at year-end 2019. The current ratio was positively impacted by the 66% increase in cash and cash equivalents and short-term investments. The increase in cash and cash equivalents and short-term investments was a result of the issuance of $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030 and robust cash provided by operations during 2020.

In 2020, total accounts receivable turned approximately every six weeks and inventories turned approximately every 11 weeks. These ratios compare with accounts receivable turnover of approximately every five weeks and inventory turnover of approximately every 11 weeks in 2019.

Funds provided by operations, cash and cash equivalents, short-term investments, restricted cash and cash equivalents and new borrowings under existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. Additionally, Nucor has no significant debt maturities until September 2022.

Off-Balance Sheet Arrangements

We have a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities that we believe could have a material impact on our financial condition or liquidity.

Capital Allocation Strategy

We believe that our conservative financial practices have served us well in the past and are serving us well today. Nucor’s financial strength allows for a consistent, balanced approach to capital allocation throughout the business cycle. Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to return capital to our stockholders through cash dividends and share repurchases. We intend to return a minimum of 40% of our net earnings to our stockholders, while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. The Company repurchased $39.5 million of shares of its common stock in 2020 ($298.5 million in 2019 and $854.0 million in 2018).

Operating Activities

Cash provided by operating activities was $2.70 billion in 2020 as compared to $2.81 billion in 2019. Net earnings declined by $534.9 million over the prior year, which included $613.6 million of non-cash losses and impairments of assets related to our equity method investment in Duferdofin Nucor, impairment of certain inventory and long-lived assets in the steel mills segment and a write-down of our unproved natural gas well assets in the raw materials segment ($66.9 million of non-cash losses and impairments of assets in 2019). Additionally, the decrease in cash provided by operating activities was driven by the $209.3 million reduction of cash provided by operating assets and operating liabilities. Changes in operating assets and operating liabilities (exclusive of acquisitions and dispositions) provided cash of $204.0 million in 2020 as compared to $413.3 million in 2019. The funding of working capital increased in 2020 over the prior year mainly due to increases in accounts receivable and a more moderate decrease in inventory from year-end 2019 to the end of 2020 as compared to the same prior year period, offset by an increase in accounts payable and a more moderate cash outflow related to salaries, wages and related accruals. Accounts receivable at the end of 2020 increased from prior year-end due to a 2.5% increase in composite sales price. From year-end 2019 to year-end 2020, inventories decreased by $273.0 million due to a 13% decrease in inventory tons, as compared to inventories decreasing by $711.4 million due to a 22% decline in average scrap and scrap substitutes cost per ton in inventory and a 9% decline in total inventory tons on hand in the prior year period. Inventory tons reduction, especially scrap, was a particular focus due to uncertainty from the COVID-19 pandemic beginning in the second quarter of 2020, and our investment in inventory at the end of 2020 continued to decline from prior quarter-end levels. Accounts payable increased due to the increase in average scrap and scrap substitute cost per ton mentioned previously. Finally, the decrease in cash used to fund salaries, wages and related accruals in 2020 as compared to 2019 was due to the timing of incentive compensation payments and lower current year profit sharing accruals due to the decreased profitability of the Company. The 2019 payments were based on Nucor’s financial performance in 2018, which was a record earnings year.

Investing Activities

Our business is capital intensive; therefore, cash used in investing activities primarily represents capital expenditures for new facilities, the expansion and upgrading of existing facilities and the acquisition of other companies. Cash used in investing activities in 2020 was $1.76 billion as compared to $1.79 billion in 2019. Cash used for capital expenditures was relatively flat from the prior year, $1.54 billion in 2020 as opposed to $1.48 billion in 2019. The primary drivers of capital expenditures were related to the sheet mill expansion at Nucor Steel Gallatin, the flex galvanizing line at Nucor Steel Arkansas, the new micro mill greenfield expansion in Frostproof, Florida, and the new plate mill in Brandenburg, Kentucky. Also impacting cash used in investing activities in 2020 was the purchase of $488.5 million of investments, as opposed to $367.7 million in the prior year. These purchases were partially offset by proceeds from the sale of investments of $392.2 million in 2020 and $67.7 million in 2019. Additionally, 2019 benefited from cash provided by the divestiture of an affiliate of $67.6 million related to the sale of an equity method investment.

Financing Activities

Cash provided by financing activities during 2020 was $285.9 million as compared to cash used in financing activities of $880.4 million in 2019. The majority of this change related to the debt issuance discussed previously, as well as Nucor becoming an obligor with respect to $162.6 million in 40-year variable rate Green Bonds to partially fund the capital costs associated with the construction of our plate mill located in Brandenburg, Kentucky. There were also approximately $39.5 million of stock repurchases in 2020, all in the first quarter, as compared to $298.5 million in 2019. In addition, in the fourth quarter of 2020, $180.4 million of cash was used for payment of premiums on the debt exchange where Nucor issued $439.2 million of its new 2.979% Notes due 2055 in exchange for certain of its existing notes. Finally, in the first quarter of 2020, one of the remarketing agents for Nucor’s industrial development revenue bonds (“IDRBs”) put a portion of two bonds to us, resulting in repayment of $32.0 million in long-term debt. We subsequently remarketed the bonds and received $32.0 million in proceeds. Nucor’s IDRBs are variable-rate, tax-exempt bonds which have interest rates that reset on a weekly basis through an ongoing remarketing process. We expect our bonds to be successfully placed with investors at the market driven rates in the future. However, there have been times in severe economic downturns, as was the case during the first quarter of 2020 as a result of the economic impacts of COVID-19, that a remarketing agent is unable to remarket Nucor’s bonds successfully and is unwilling to temporarily hold the bonds. In that situation, which has been rare in our experience, it is possible that the bonds could be put back to us in the future. In this instance during the first quarter of 2020, the IDRBs were remarketed successfully in a short period of time. However, in the event of a prolonged failed remarketing, we have, among other options, availability under our $1.50 billion revolving credit facility to repurchase the IDRBs until they are remarketed successfully. In general, Nucor has the ability and intent to refinance the IDRB debt on a long-term basis, therefore we classify the IDRBs as a long-term liability. The remaining $65.2 million of debt that was repaid during 2020 was related to a different tranche of Nucor’s IDRBs that was repurchased as part of our investment strategy and the payoff of a series of IDRBs that matured during the third quarter.

Our undrawn revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the undrawn revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. Our funded debt to total capital ratio was 32% at the end of 2020 and 29% at the end of 2019, and we were in compliance with all other covenants under our undrawn revolving credit facility at the end of 2020.

Market Risk

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our utilization rates for the steel mills and steel products facilities for the fourth quarter of 2020 were 87% and 71%, respectively. A significant portion of our steel mills and steel products segments’ sales are into the commercial, industrial and municipal construction markets. Our largest single customer in 2020 represented less than 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment.

Nucor’s tax-exempt IDRBs have variable interest rates that are adjusted weekly. These IDRBs represented 22% of Nucor’s long-term debt outstanding at December 31, 2020. The remaining 78% of Nucor’s long-term debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. From time to time, Nucor makes use of interest rate swaps to manage interest rate risk. As of December 31, 2020, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

The Company is exposed to foreign currency risk primarily through its operations in Canada and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations.

Dividends

Nucor has increased its base cash dividend every year since it began paying dividends in 1973. Nucor paid dividends of $1.61 per share in 2020, compared with $1.60 per share in 2019. In December 2019, the Board of Directors increased the regular quarterly cash dividend on Nucor’s common stock to $0.405 per share. Over the past 10 years, Nucor has returned approximately $6.00 billion in capital to its stockholders in the form of base dividends and share repurchases. In February 2021, the Board of Directors declared Nucor’s 192nd consecutive quarterly cash dividend of $0.405 per share payable on May 11, 2021 to stockholders of record on March 31, 2021.

Contractual Obligations and Other Commercial Commitments

The following table sets forth our contractual obligations and other commercial commitments as of December 31, 2020 for the periods presented (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	2026 and thereafter
Long-term debt	$5,403,240	$—	$1,101,000	$500,000	$3,802,240
Estimated interest on long-term debt (1)	2,288,503	169,935	299,534	244,559	1,574,475
Finance leases	162,006	20,676	38,274	24,525	78,531
Operating leases	117,221	23,134	36,361	23,545	34,181
Raw material purchase commitments (2)	2,997,021	1,248,172	1,017,162	312,453	419,234
Utility purchase commitments (2)	803,562	274,186	206,959	120,594	201,823
Other unconditional purchase obligations (3)	1,058,932	1,041,822	9,463	3,159	4,488
Other long-term obligations (4)	488,618	322,553	34,052	2,283	129,730
Total contractual obligations	$13,319,103	$3,100,478	$2,742,805	$1,231,118	$6,244,702

(1)	Interest is estimated using applicable rates at December 31, 2020 for Nucor’s outstanding fixed-rate and variable-rate debt.
(2)

Nucor enters into contracts for the purchase of scrap and scrap substitutes, iron ore, electricity, natural gas, and other raw materials and related services. These contracts include multi-year commitments and minimum annual purchase requirements and are valued at prices in effect on December 31, 2020, or according to the contract language. These contracts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such commitments will adversely affect our liquidity position.
(3)	Purchase obligations include commitments for capital expenditures on operating machinery and equipment.
(4)	Other long-term obligations include amounts associated with Nucor’s early-retiree medical benefits, management compensation and guarantees.

Note: In addition to the amounts shown in the table above, $48.0 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $12.0 million at December 31, 2020.

Outlook

In 2021, we will continue to take advantage of our position of strength to grow Nucor’s long-term earnings power and stockholder value by continuing to successfully focus on profitable growth strategies. We have invested significant capital over a broad range of strategic acquisitions and investments that we believe will further enhance our ability to: grow Nucor’s long-term earnings power by increasing our channels to market; expand our product portfolios into higher value-added offerings that are less vulnerable to imports; improve our highly variable low-cost structure; build upon our market leadership positions; and achieve commercial excellence. We are utilizing Nucor’s financial strength to execute on investment opportunities to further grow our long-term earnings capacity.

We expect Nucor’s earnings in the first quarter of 2021 to increase significantly as compared to the fourth quarter of 2020. We expect a very significant increase in earnings in the steel mills segment in the first quarter of 2021 as compared to the fourth quarter of 2020 (excluding the fourth quarter of 2020 impairment charges), due to price increases that were announced in the fourth quarter of 2020 and expected higher volumes. We expect the profitability of the steel products segment in the first quarter of 2021 to be similar to the fourth quarter of 2020. We expect the performance of the raw materials segment to significantly increase in the first quarter of 2021 as compared to the fourth quarter of 2020, due to an improvement in pricing for raw materials and the absence of the impairment charge related to our unproved natural gas assets taken in 2020.

As we begin 2021, we see key economic indicators rebounding and stable or improving market conditions in 23 of the 24 steel intensive end-use markets that we monitor. We believe that full year domestic steel demand will experience modest growth in 2021 as compared to 2020. Backlog volumes in both the steel mills and steel products segments were significantly higher at the end of 2020 compared to the end of 2019.

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

We are committed to executing on the opportunities we see ahead to reward Nucor stockholders with very attractive long-term returns on their valuable capital invested in our company. Our industry-leading financial strength allows us to support investments in our facilities that we believe will enable us to generate increased profitability. In 2021, as we have in our past, we will allocate capital to investments that we believe will build our long-term earnings power. Capital expenditures are currently projected to be approximately $2.00 billion in 2021 and we will be very focused on ensuring that these investments generate appropriate returns.

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

Certain long-lived asset groupings were tested for impairment during the fourth quarter of 2020. Undiscounted cash flows for each asset grouping were estimated using management’s long-range estimates of market conditions associated with each asset grouping over the estimated useful life of the principal asset within the group. Our undiscounted cash flow analysis indicated that, other than the groupings discussed below, the tested long-lived asset groupings were recoverable as of December 31, 2020; however, if our projected cash flows are not realized, either because of an extended recessionary period or other unforeseen events, impairment charges may be required in future periods. A 13% decrease in the projected cash flows of each of our asset groupings would not result in an impairment.

Steel Mills Segment Asset Impairments

In 2019, Nucor recorded a non-cash impairment charge of $20.0 million related to certain property, plant and equipment at our plate mill in Texas. This charge is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2019.

In 2020, Nucor recorded non-cash impairment charges totaling $103.2 million related to certain inventory and long-lived assets, which primarily related to our Castrip sheet mill operations. Due to the advancements in the capabilities at our new cold mill and galvanizing line we have under construction at Nucor Steel Arkansas, we believe the value of the technology and process has diminished for Nucor. As such, the existing Castrip assets are not expected to be materially utilized going forward. These charges are included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

Raw Materials Segment Asset Impairments

In the third quarter of 2018, due to the deteriorating natural gas pricing environment at our sales point in the Piceance Basin, Nucor determined a triggering event had occurred and performed an impairment analysis that resulted in $110.0 million of non-cash impairment charges relating to two of its three groups (“fields”) of wells. In the fourth quarter of 2019, due to the deteriorating natural gas pricing environment at our sales point in the Piceance Basin as well as the decreased performance of the natural gas well assets, Nucor determined a triggering event had occurred and performed an impairment analysis on all three fields of wells. As a result of the fourth quarter of 2019 analysis, a $35.0 million non-cash impairment charge was recorded on the field of wells that was not previously impaired in the third quarter of 2018. An increase in the estimated lease operating cost projections was the primary factor in causing this field of wells to be impaired. The non-cash impairment charges are included in losses and impairments of assets in the consolidated statements of earnings for the years ended December 31, 2019 and 2018.

One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future pricing of natural gas and natural gas liquids. The pricing used in the impairment assessments was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by market analysts. Management also makes key estimates on the expected reserve levels and on the expected lease operating costs. The impairment assessments were performed on each of Nucor’s three fields of wells, with each field defined by common geographic location. The combined carrying value of the three fields of wells was $71.7 million at December 31, 2020 ($78.9 million at December 31, 2019).

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

In 2020, regulatory authorities in Colorado adopted new rules that became effective January 2021. One of these rules increases drilling setback distances. In the fourth quarter of 2020, Nucor determined a triggering event had occurred, as we do not expect to be able to access the full extent of the resources in the ground, and performed an impairment analysis. As a result, Nucor recorded a $27.0 million non-cash impairment charge related to the write-down of our leasehold interest in unproved oil and gas properties. This charge is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

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

When appropriate, Nucor performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For certain reporting units, it is necessary to perform a quantitative analysis. In these instances, a discounted cash flow model is used to determine the current estimated fair value of these reporting units. Significant assumptions used to determine the fair value of each reporting unit as part of our annual testing (and any required interim testing) include: (i) expected cash flow for the five-year period following the testing date (including market share, sales volumes and prices, raw materials and other costs to produce and estimated capital needs); (ii) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; (iii) a discount rate based on management’s best estimate of the after-tax weighted-average cost of capital; and (iv) a probability-weighted scenario approach by which varying cash flows are assigned to certain scenarios based on the likelihood of occurrence. Management considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated. Those estimates and judgments may or may not ultimately prove appropriate.

Our fourth quarter 2020 annual goodwill impairment analysis did not result in an impairment charge. Management does not believe that future impairment of these reporting units is probable. However, the performance of certain businesses that comprise our reporting units requires continued improvement. An increase of approximately 50 basis points in the discount rate, a critical assumption in which a minor change can have a significant impact on the estimated fair value, would not result in an impairment charge. See Note 8 to the Company’s consolidated financial statements for further discussion of the results of the Company’s 2020 annual goodwill impairment analysis.

Nucor will continue to monitor operating results within all reporting units throughout 2021 in an effort to determine if events and circumstances warrant further interim impairment testing. Otherwise, all reporting units will again be subject to the required annual qualitative and/or quantitative impairment test during our fourth quarter of 2021. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill.

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

Nucor determined that a triggering event occurred in the first quarter of 2020 with respect to its equity method investment in Duferdofin Nucor due to adverse developments in the joint venture’s commercial outlook, which were exacerbated by the COVID-19 pandemic, all of which negatively impacted the joint venture’s strategic direction. After completing its impairment assessment, Nucor determined that the carrying amount exceeded its estimated fair value and the impairment condition was considered to be other than temporary. Therefore, Nucor recorded a $250.0 million impairment charge in the first quarter of 2020.  The assumptions that most significantly affected the fair value determination included projected cash flows and the discount rate. The Company-specific inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available.

Throughout 2020, additional capital contributions were made by the Company to Duferdofin Nucor that were immediately impaired. These additional capital contributions resulted in $5.0 million, $6.6 million and $25.4 million impairment charges against our investment in Duferdofin Nucor in the second, third and fourth quarters of 2020, respectively. Also, in the fourth quarter of 2020, Nucor reclassified into earnings, $158.6 million of cumulative foreign currency translation losses on our investment in Duferdofin Nucor.  In 2020, total impairment charges, including the aforementioned note receivable, related to our investment in Duferdofin Nucor were approximately $483.5 million. These non-cash impairment charges are included in the steel mills segment and in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

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

Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of GHG emissions that could increase our energy costs and our capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) the impact of the COVID-19 pandemic; and (15) the risks discussed in Part I, “Item 1A. Risk Factors” of this report.

Caution should be taken not to place undue reliance on the forward-looking statements included in this report. We assume no obligation to update any forward-looking statements except as may be required by law. In evaluating forward-looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in our reports and other filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2020, approximately 22% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly. The remaining 78% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2020, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At December 31, 2020, accumulated other comprehensive loss, net of income taxes included $4.7 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at December 31, 2020, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$5,854	$14,635
Aluminum	5,413	13,542
Copper	3,487	8,719

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes, or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2020 and 2019 were insignificant.

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

Management assessed the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on its assessment, management concluded that Nucor’s internal control over financial reporting was effective as of December 31, 2020. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2020 as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Nucor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nucor Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Analysis - Rebar Fabrication Reporting Unit

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.2 billion as of December 31, 2020, and total goodwill associated with the Rebar Fabrication reporting unit was $364.3 million. Goodwill is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. Management completed its 2020 goodwill impairment analysis as of the first day of the fourth quarter of 2020.  The evaluation of impairment involves comparing the current estimated fair value of each reporting unit to the recorded value, including goodwill.  For certain reporting units, it is necessary to perform a quantitative analysis. In these instances, a discounted cash flow model is used to determine the current estimated fair value of these reporting units. As disclosed by management, significant assumptions used to determine the fair value of each reporting unit as part of management’s annual testing, and any required interim testing include (i) expected cash flow for the five-year period following the testing date (including market share, sales volumes and prices, raw material costs and other costs to produce and estimated capital needs); (ii) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; (iii) a discount rate based on management’s best estimate of the after-tax weighted-average cost of capital; and (iv) a probability-weighted scenario approach by which varying cash flows are assigned to certain scenarios based on the likelihood of occurrence.

The principal considerations for our determination that performing procedures relating to the goodwill impairment analysis for the Rebar Fabrication reporting unit is a critical audit matter are the significant judgment by management when determining the fair value of the reporting unit, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales prices, raw material costs, the terminal year growth rate and the discount rate assumption.

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

testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management related to the sales prices, raw material costs, terminal year growth rate and discount rate. Evaluating management’s assumptions related to sales prices, raw material costs and the terminal year growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.  Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 26, 2021

We have served as the Company’s auditor since 1989.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents (Note 14)	$2,639,671	$1,534,605
Short-term investments (Notes 3 and 14)	408,004	300,040
Accounts receivable, net (Note 4)	2,298,850	2,160,102
Inventories, net (Note 5)	3,569,089	3,842,095
Other current assets (Note 19)	573,048	389,528
Total current assets	9,488,662	8,226,370
Property, plant and equipment, net (Notes 6 and 7)	6,899,110	6,178,555
Restricted cash and cash equivalents (Notes 14 and 24)	115,258	—
Goodwill (Note 8)	2,229,672	2,201,063
Other intangible assets, net (Note 8)	668,021	742,186
Other assets (Notes 6 and 9)	724,671	996,492
Total assets	$20,125,394	$18,344,666
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Notes 11 and 14)	$57,906	$62,444
Current portion of long-term debt and finance lease obligations (Notes 6, 11 and 14)	10,885	29,264
Accounts payable (Note 10)	1,432,159	1,201,698
Salaries, wages and related accruals (Note 17)	462,727	510,844
Accrued expenses and other current liabilities (Notes 6, 10, 13, 15, 16 and 23)	664,183	659,524
Total current liabilities	2,627,860	2,463,774
Long-term debt and finance lease obligations due after one year (Notes 6, 11 and 14)	5,271,789	4,291,301
Deferred credits and other liabilities (Notes 6, 13, 15, 17 and 19)	993,884	798,415
Total liabilities	8,893,533	7,553,490
Commitments and contingencies (Notes 13, 15 and 16)
Equity
Nucor stockholders’ equity (Notes 12, 16 and 20):
Common stock (800,000 shares authorized; 380,154 and 380,154 shares issued, respectively)	152,061	152,061
Additional paid-in capital	2,121,288	2,107,646
Retained earnings	11,343,852	11,115,056
Accumulated other comprehensive loss, net of income taxes (Notes 13 and 20)	(118,861)	(302,966)
Treasury stock (77,909 and 78,342 shares, respectively)	(2,709,675)	(2,713,931)
Total Nucor stockholders’ equity	10,788,665	10,357,866
Noncontrolling interests	443,196	433,310
Total equity	11,231,861	10,791,176
Total liabilities and equity	$20,125,394	$18,344,666

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales (Notes 23 and 25)	$20,139,658	$22,588,858	$25,067,279
Costs, expenses and other:
Cost of products sold (Notes 6, 13 and 20)	17,911,708	19,909,773	20,771,871
Marketing, administrative and other expenses (Note 6)	615,041	711,248	860,722
Equity in losses (earnings) of unconsolidated subsidiaries	10,533	(3,311)	(40,240)
Losses and impairments of assets (Notes 7, 8, 9, 14, 19, 20 and 25)	613,640	66,916	110,000
Interest expense, net (Notes 6, 18 and 19)	153,198	121,425	135,535
	19,304,120	20,806,051	21,837,888
Earnings before income taxes and noncontrolling interests	835,538	1,782,807	3,229,391
Provision for income taxes (Notes 19 and 25)	(490)	411,897	748,307
Net earnings	836,028	1,370,910	2,481,084
Earnings attributable to noncontrolling interests	114,558	99,767	120,317
Net earnings attributable to Nucor stockholders	$721,470	$1,271,143	$2,360,767
Net earnings per share (Note 21):
Basic	$2.37	$4.14	$7.44
Diluted	$2.36	$4.14	$7.42

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net earnings	$836,028	$1,370,910	$2,481,084
Other comprehensive income (loss):
Net unrealized (loss) income on hedging derivatives, net of income taxes of $400, ($3,100) and ($300) for 2020, 2019 and 2018, respectively	2,084	(9,833)	(3,568)
Reclassification adjustment for (gain) loss on settlement of hedging derivatives included in net earnings, net of income taxes of $2,500, $700 and $0 for 2020, 2019 and 2018, respectively	7,216	2,333	(132)
Foreign currency translation (loss) gain, net of income taxes of $0 for 2020, 2019 and 2018	17,306	7,873	(47,133)
Adjustment to early retiree medical plan, net of income taxes of ($339), ($485) and $514 for 2020, 2019 and 2018, respectively	(1,213)	(1,148)	1,731
Reclassification adjustment for (gain) loss on early retiree medical plan included in net earnings, net of income taxes of $17, $49 and ($108) for 2020, 2019 and 2018, respectively	72	57	(350)
Liquidation of equity method investment in foreign joint venture, net of income taxes of $0 in 2020	158,640	—	—
	184,105	(718)	(49,452)
Comprehensive income	1,020,133	1,370,192	2,431,632
Comprehensive income attributable to noncontrolling interests	(114,558)	(99,767)	(120,317)
Comprehensive income attributable to Nucor stockholders	$905,575	$1,270,425	$2,311,315

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

		Nucor Stockholders
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interests
BALANCES, December 31, 2017	$9,084,788	379,900	$151,960	$2,021,339	$8,463,709	$(254,681)	61,931	$(1,643,291)	$8,739,036	$345,752
Net earnings in 2018	2,481,084	—	—	—	2,360,767	—	—	—	2,360,767	120,317
Other comprehensive income (loss)	(49,452)	—	—	—	—	(49,452)	—	—	(49,452)	—
Stock options exercised	24,102	210	84	14,675	—	—	(333)	9,343	24,102	—
Stock option expense	4,563	—	—	4,563	—	—	—	—	4,563	—
Issuance of stock under award plans, net of forfeitures	52,313	44	17	31,361	—	—	(762)	20,935	52,313	—
Amortization of unearned compensation	1,777	—	—	1,777	—	—	—	—	1,777	—
Treasury stock acquired	(853,997)	—	—	—	—	—	13,726	(853,997)	(853,997)	—
Cash dividends declared ($1.5400 per share)	(487,031)	—	—	—	(487,031)	—	—	—	(487,031)	—
Distributions to noncontrolling interests	(56,179)	—	—	—	—	—	—	—	—	(56,179)
BALANCES, December 31, 2018	$10,201,968	380,154	$152,061	$2,073,715	$10,337,445	$(304,133)	74,562	$(2,467,010)	$9,792,078	$409,890
Net earnings in 2019	1,370,910	—	—	—	1,271,143	—	—	—	1,271,143	99,767
Other comprehensive income (loss)	(718)	—	—	—	—	(718)	—	—	(718)	—
Stock options exercised	16,146	—	—	1,624	—	—	(425)	14,522	16,146	—
Stock option expense	4,662	—	—	4,662	—	—	—	—	4,662	—
Issuance of stock under award plans, net of forfeitures	62,735	—	—	25,637	—	—	(1,095)	37,098	62,735	—
Amortization of unearned compensation	2,008	—	—	2,008	—	—	—	—	2,008	—
Treasury stock acquired	(298,541)	—	—	—	—	—	5,300	(298,541)	(298,541)	—
Cash dividends declared ($1.6025 per share)	(491,647)	—	—	—	(491,647)	—	—	—	(491,647)	—
Distributions to noncontrolling interests	(76,347)	—	—	—	—	—	—	—	—	(76,347)
Other	—	—	—	—	(1,885)	1,885	—	—	—	—
BALANCES, December 31, 2019	$10,791,176	380,154	$152,061	$2,107,646	$11,115,056	$(302,966)	78,342	$(2,713,931)	$10,357,866	$433,310
Net earnings in 2020	836,028	—	—	—	721,470	—	—	—	721,470	114,558
Other comprehensive income (loss)	184,105	—	—	—	—	184,105	—	—	184,105	—
Stock options exercised	11,846	—	—	2,590	—	—	(266)	9,256	11,846	—
Stock option expense	2,736	—	—	2,736	—	—	—	—	2,736	—
Issuance of stock under award plans, net of forfeitures	51,898	—	—	17,399	—	—	(992)	34,499	51,898	—
Amortization of unearned compensation	1,753	—	—	1,753	—	—	—	—	1,753	—
Treasury stock acquired	(39,499)	—	—	—	—	—	825	(39,499)	(39,499)	—
Cash dividends declared ($1.6125 per share)	(492,674)	—	—	—	(492,674)	—	—	—	(492,674)	—
Distributions to noncontrolling interests	(115,508)	—	—	—	—	—	—	—	—	(115,508)
Other	—	—	—	(10,836)	—	—	—	—	(10,836)	10,836
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net earnings	$836,028	$1,370,910	$2,481,084
Adjustments:
Depreciation	702,110	648,911	630,879
Amortization	83,356	85,742	88,758
Stock-based compensation	73,853	90,359	73,422
Deferred income taxes	162,836	99,157	3,017
Distributions from affiliates	10,521	37,459	30,196
Equity in losses (earnings) of unconsolidated affiliates	10,533	(3,311)	(40,240)
Losses and impairments of assets	613,640	66,916	110,000
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(129,290)	361,340	(485,433)
Inventories	284,081	712,645	(1,092,101)
Accounts payable	250,561	(253,457)	235,572
Federal income taxes	(197,275)	(180,325)	163,743
Salaries, wages and related accruals	(41,169)	(186,755)	204,796
Other operating activities	37,092	(40,178)	(9,741)
Cash provided by operating activities	2,696,877	2,809,413	2,393,952
Investing activities:
Capital expenditures	(1,543,219)	(1,477,293)	(982,531)
Investment in and advances to affiliates	(44,427)	(45,834)	(121,412)
Divestiture of affiliates	—	67,591	—
Disposition of plant and equipment	40,933	41,618	31,589
Acquisitions (net of cash acquired)	(88,071)	(83,106)	(33,063)
Purchases of investments	(488,517)	(367,741)	—
Proceeds from the sale of investments	392,178	67,701	50,000
Other investing activities	(33,171)	2,873	25,348
Cash used in investing activities	(1,764,294)	(1,794,191)	(1,030,069)
Financing activities:
Net change in short-term debt	(4,538)	4,574	5,037
Proceeds from long-term debt, net of discount	1,237,635	—	995,710
Repayment of long-term debt	(97,150)	—	(500,000)
Premium on debt exchange	(180,383)	—	—
Bond issuance related costs	(6,250)	—	(7,625)
Issuance of common stock	11,846	16,145	24,101
Payment of tax withholdings on certain stock-based compensation	(19,102)	(25,047)	(22,123)
Distributions to noncontrolling interests	(115,508)	(76,347)	(56,179)
Cash dividends	(491,655)	(492,062)	(485,376)
Acquisition of treasury stock	(39,499)	(298,541)	(853,997)
Other financing activities	(9,542)	(9,132)	(7,725)
Cash provided by (used in) financing activities	285,854	(880,410)	(908,177)
Effect of exchange rate changes on cash	1,887	907	(5,924)
Increase in cash and cash equivalents and restricted cash and cash equivalents	1,220,324	135,719	449,782
Cash and cash equivalents - beginning of year	1,534,605	1,398,886	949,104
Cash and cash equivalents and restricted cash and cash equivalents - end of year	$2,754,929	$1,534,605	$1,398,886
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(16,103)	$34,777	$14,725

See notes to consolidated financial statements.

NUCOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost, except for property, plant and equipment acquired through acquisitions which is recorded at acquisition date fair value. With the exception of our natural gas wells, depreciation primarily is provided on a straight-line basis over the estimated useful lives of the assets. Depletion of all capitalized costs associated with our natural gas producing properties is expensed on a unit-of-production basis by individual field as the gas from the proved developed reserves is produced. The costs of acquiring unproved natural gas leasehold acreage are capitalized. When proved reserves are found on unproved properties, the associated leasehold cost is transferred to proved properties. Unproved leases are reviewed periodically for any impairment triggering event, and a valuation allowance is provided for any estimated decline in value. The costs of planned major maintenance activities are capitalized as part of other current assets and amortized over the period until the next scheduled major maintenance activity. All other repairs and maintenance activities are expensed when incurred.

Goodwill and Other Intangibles

Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of each reporting unit, which is a level below the reportable segment, to the recorded value, including goodwill. When appropriate, Nucor performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For certain reporting units, it is necessary to perform a quantitative analysis. In these instances, a discounted cash flow model is used to determine the current estimated fair value of these reporting units. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, which could include market growth and market share, sales volumes and prices, raw materials and other costs to produce, discount rate and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods.

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

Equity Method Investments

Investments in joint ventures in which Nucor shares control over the financial and operating decisions but in which Nucor is not the primary beneficiary are accounted for under the equity method. Each of the Company’s equity method investments is subject to a review for impairment if, and when, circumstances indicate that a decline in fair value below its carrying amount may have occurred. Examples of such circumstances include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee; missed financial projections; a significant adverse change in the regulatory, tax, economic or technological environment of the investee; a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; and recurring negative cash flows from operations. When management considers the decline to be other than temporary, the Company would write down the related investment to its estimated fair market value.

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

Nucor recognizes all derivative financial instruments in the consolidated balance sheets at fair value. Amounts included in accumulated other comprehensive income (loss) related to cash flow hedges are reclassified into earnings when the underlying transaction is recognized in net earnings. Changes in fair value hedges are reported in earnings along with changes in the fair value of the hedged items. When cash flow and fair value hedges affect net earnings, they are included in the same financial statement line as the underlying transaction (cost of products sold or interest expense). If these instruments do not meet hedge accounting criteria, the change in fair value (or a portion thereof) is recognized immediately in earnings in the same financial statement line as the underlying transaction.

Revenue Recognition

Nucor recognizes revenue when obligations under the terms of contracts with our customers are satisfied; generally, this occurs upon shipment or when control is transferred. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. In addition, revenue is deferred when cash payments are received or due in advance of performance. See Note 23 for further information.

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

3. Short-term Investments

Nucor held $408.0 million of short-term investments as of December 31, 2020 ($300.0 million as of December 31, 2019). The investments held as of December 31, 2020 and December 31, 2019 consisted mainly of several certificates of deposit (“CD’s”), commercial paper and corporate bonds, which were classified as available-for-sale. Interest income on the CD’s and corporate bonds was recorded as earned.

No realized or unrealized gains or losses were incurred in 2020, 2019 or 2018.

4. Accounts Receivable

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of the allowance for doubtful accounts of $51.3 million at December 31, 2020 ($59.9 million at December 31, 2019 and $62.1 million at December 31, 2018).

5. Inventories

Inventories consisted of approximately 42% raw materials and supplies and 58% finished and semi-finished products at December 31, 2020 and 2019. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

6. Leases

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

Supplemental statement of earnings information related to our leases is as follows (in thousands):

		Year Ended December 31,
	Statement of Earnings Classification	2020	2019
Operating lease cost	Cost of products sold	$20,959	$21,275
Operating lease cost	Marketing, administrative and other expenses	3,060	2,196
Total operating lease cost		$24,019	$23,471
Finance lease cost:
Amortization of leased assets	Cost of products sold	$9,735	$9,810
Interest on lease liabilities	Interest expense, net	10,551	11,335
Total finance lease cost		$20,286	$21,145
Total lease cost		$44,305	$44,616

Supplemental cash flow information related to our leases is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$23,836	$23,155
Operating cash flows from finance leases	$10,551	$11,335
Financing cash flows from finance leases	$9,541	$9,134
Non-cash investing and financing activities:
Additions to right-of-use assets obtained from
Operating lease liabilities	$21,539	$11,941
Finance lease liabilities	$14,373	$11,406

Supplemental balance sheet information related to our leases is as follows (in thousands):

		December 31,
	Balance Sheet Classification	2020	2019
Assets:
Operating lease	Other assets	$93,888	$91,123
Finance lease	Property, plant and equipment, net	76,231	72,364
Total leased		$170,119	$163,487
Liabilities:
Current operating	Accrued expenses and other current liabilities	$19,986	$17,647
Current finance	Current portion of long-term debt and finance lease obligations	10,885	9,264
Non-current operating	Deferred credits and other liabilities	75,736	74,877
Non-current finance	Long-term debt and finance lease obligations due after one year	79,453	75,960
Total leased		$186,060	$177,748

Weighted-average remaining lease term and discount rate for our leases are as follows:

December 31, 2020
Weighted-average remaining lease term - operating leases	8.6 Years
Weighted-average remaining lease term - finance leases	10.9 Years
Weighted-average discount rate - operating leases	3.5%
Weighted-average discount rate - finance leases	26.0%

The reason for the substantial weighted-average discount rate – finance leases, of 26.0%, is due to Nucor’s past accounting for the respective finance leases under the former accounting guidance for capital leases. Pursuant to the former lease accounting guidance, the recognition of a capital lease asset and associated capital lease liability could not exceed the fair market value of the leased asset at the lease commencement. Accordingly, the incremental borrowing rate was adjusted upward so that the present value of the minimum lease payments would equal the fair value of the asset.

Maturities of lease liabilities by year for our leases were as follows as of December 31, 2020 (in thousands):

	Operating Leases	Finance Leases
Maturities of lease liabilities, year ending December 31,
2021	$22,731	$20,476
2022	19,536	19,918
2023	16,019	17,957
2024	13,244	13,040
2025	9,495	11,086
Thereafter	33,039	74,362
Total lease payments	$114,064	$156,839
Less imputed interest	(18,342)	(66,501)
Present value of lease liabilities	$95,722	$90,338

7. Property, Plant and Equipment

	(in thousands)
December 31,	2020	2019
Land and improvements, net	$744,305	$719,736
Buildings and improvements	1,505,913	1,413,690
Machinery and equipment	12,204,738	11,630,179
Proved oil and gas properties	558,231	558,123
Leasehold interest in unproved oil and gas properties	138,000	165,000
Construction in process and equipment deposits	1,603,416	1,108,054
	16,754,603	15,594,782
Less accumulated depreciation	(9,855,493)	(9,416,227)
	$6,899,110	$6,178,555

The estimated useful lives primarily range from five to 25 years for land improvements, four to 40 years for buildings and improvements and two to 15 years for machinery and equipment. The useful life for proved oil and gas properties is based on the unit-of-production method and varies by well.

Steel Mills Segment Asset Impairments

In 2019, Nucor recorded a non-cash impairment charge of $20.0 million related to certain property, plant and equipment at our plate mill in Texas. This charge is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2019.

In 2020, Nucor recorded non-cash impairment charges totaling $103.2 million related to certain inventory and long-lived assets, which primarily related to our Castrip sheet mill operations. Due to the advancements in the capabilities at our new cold mill and galvanizing line we have under construction at Nucor Steel Arkansas, we believe the value of the technology and process has diminished for Nucor. As such, the existing Castrip assets are not expected to be materially utilized going forward. These charges are included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

Raw Materials Segment Asset Impairments

In the third quarter of 2018, due to the deteriorating natural gas pricing environment at our sales point in the Piceance Basin, Nucor determined a triggering event had occurred and performed an impairment analysis that resulted in $110.0 million of non-cash impairment charges relating to two of its three groups (“fields”) of wells. In the fourth quarter of 2019, due to the deteriorating natural gas pricing environment at our sales point in the Piceance Basin as well as the decreased performance of the natural gas well assets, Nucor determined a triggering event had occurred and performed an impairment analysis on all three fields of wells. As a result of the fourth quarter of 2019 analysis, a $35.0 million non-cash impairment charge was recorded on the field of wells that was not previously impaired in the third quarter of 2018. An increase in the estimated lease operating cost projections was the primary factor in causing this field of wells to be impaired. The non-cash impairment charges are included in losses and impairments of assets in the consolidated statements of earnings for the years ended December 31, 2019 and 2018.

One of the main assumptions that most significantly affects the undiscounted cash flows determination is management’s estimate of future pricing of natural gas and natural gas liquids. The pricing used in the impairment assessments was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by market analysts. Management also makes key estimates on the expected reserve levels and on the expected lease operating costs. The impairment assessments were performed on each of Nucor’s three fields of wells, with each field defined by common geographic location. The combined carrying value of the three fields of wells was $71.7 million at December 31, 2020 ($78.9 million at December 31, 2019).

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

In 2020, regulatory authorities in Colorado adopted new rules that became effective January 2021. One of these rules increases drilling setback distances. In the fourth quarter of 2020, Nucor determined a triggering event had occurred, as we do not expect to be able to access the full extent of the resources in the ground, and performed an impairment analysis. As a result, Nucor recorded a $27.0 million non-cash impairment charge related to the write-down of our leasehold interest in unproved oil and gas properties. This charge is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

8. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the years ended December 31, 2020 and 2019 by segment is as follows:

	(in thousands)
	Steel	Steel	Raw
	Mills	Products	Materials	Total
Balance, December 31, 2018	$591,986	$862,773	$729,577	$2,184,336
Acquisitions	—	12,623	—	12,623
Translation	—	4,104	—	4,104
Balance, December 31, 2019	591,986	879,500	729,577	2,201,063
Acquisitions	20,484	(821)	—	19,663
Translation	—	8,946	—	8,946
Balance, December 31, 2020	$612,470	$887,625	$729,577	$2,229,672

The majority of goodwill is not tax deductible.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following:

	(in thousands)
	December 31, 2020		December 31, 2019
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$1,421,962	$838,443	$1,412,954	$767,532
Trademarks and trade names	162,365	100,000	162,183	92,258
Other	63,822	41,685	63,807	36,968
	$1,648,149	$980,128	$1,638,944	$896,758

Intangible asset amortization expense was $83.4 million in 2020 ($85.7 million in 2019 and $88.8 million in 2018). Annual amortization expense is estimated to be $82.7 million in 2021, $81.1 million in 2022, $80.4 million in 2023, $79.6 million in 2024 and $78.6 million in 2025.

The Company completed its annual goodwill impairment testing as of the first day of the fourth quarter of each of 2020, 2019 and 2018 and concluded that as of each such date there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2020 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections and included continued positive future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 99% in the most recent assessment. The reporting unit’s profitability in 2020 significantly increased from 2019, and we currently expect the reporting unit to be profitable in 2021. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit as of December 31, 2020 was $364.3 million. An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit as of December 31, 2020 was $58.8 million.

The Company has continued to monitor one of its reporting units, Grating, for potential triggering events since the impairment assessment performed in the third quarter of 2019. No triggering events occurred, so the Company completed its annual goodwill impairment testing as of the first day of the fourth quarter of 2020. The fair value of the Grating reporting unit exceeded its carrying value by approximately 88% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. As of December 31, 2020, total goodwill associated with the Grating reporting unit was $37.0 million.

There are no significant historical accumulated impairment charges, by segment or in the aggregate, related to goodwill.

9. Equity Investments

The carrying value of our equity investments in domestic and foreign companies was $520.0 million at December 31, 2020 ($793.2 million at December 31, 2019), and is recorded in other assets in the consolidated balance sheets.

NuMit

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 26 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for its investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of NuMit. Nucor’s investment in NuMit was $323.6 million at December 31, 2020 ($319.8 million at December 31, 2019). Nucor received distributions of $9.5 million, $36.5 million and $29.2 million from NuMit during 2020, 2019 and 2018, respectively.

Duferdofin Nucor

Nucor previously owned a 50% interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounted for its investment (on a one-month lag basis) under the equity method, as control and risk of loss were shared equally between the members of Duferdofin Nucor. In December 2020, Nucor closed on an agreement (the “Duferdofin Agreement”) to transfer its 50% interest in Duferdofin Nucor to the owner of the remaining 50% interest, making Nucor’s investment in Duferdofin Nucor $0 at December 31, 2020 ($263.0 million at December 31, 2019).

In conjunction with the consummation of the Duferdofin Agreement, Nucor forgave the previously fully reserved, outstanding note receivable of €35.0 million ($37.8 million) from Duferdofin Nucor (€35.0 million, or $39.3 million, as of December 31, 2019), and Nucor was released from the guarantee it previously provided with respect to Duferdofin Nucor’s borrowings under Facility A of the Structured Trade Finance Facilities Agreement. The fair value of the guarantee was immaterial, and Nucor did not have a liability recorded associated with this guarantee.

Nucor-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation of Japan, to build and operate a galvanized sheet steel plant in central Mexico. After delays caused by the COVID-19 pandemic, Nucor- JFE resumed hot commissioning in early December 2020. Nucor accounts for its investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of Nucor-JFE. Nucor’s investment in Nucor-JFE was $147.1 million at December 31, 2020 ($163.2 million at December 31, 2019).

On January 16, 2019, Nucor entered into an agreement to guarantee a percentage, equal to its ownership percentage (50%), of Nucor-JFE’s borrowings under the General Financing Agreement and Promissory Note (the “JFE Facility”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on April 30, 2021. The maximum amount Nucor-JFE could borrow under the JFE Facility was amended on December 15, 2020 to $90.0 million. The JFE Facility is uncommitted. As of December 31, 2020, there was $50.0 million outstanding under the JFE Facility (none as of December 31, 2019). If Nucor-JFE fails to pay when due any amounts for which it is obligated under the JFE Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

Nucor-JFE has other credit facilities that Nucor has agreed to guarantee. The principal amount subject to guarantee by Nucor for these other credit facilities was $25.0 million as of December 31, 2020 ($25.0 million as of December 31, 2019). The fair value of the guarantees is immaterial. If Nucor-JFE fails to pay when due any amounts for which it is obligated under the other credit facilities, Nucor could be required to pay such amounts pursuant to and in accordance with the terms of its guarantees. Nucor has not recorded any liability associated with these guarantees.

All Equity Investments

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. Nucor determined that a triggering event occurred in the first quarter of 2020 with respect to its equity method investment in Duferdofin Nucor due to adverse developments in the joint venture’s commercial outlook, which were exacerbated by the COVID-19 pandemic, all of which negatively impacted the joint venture’s strategic direction. After completing its impairment assessment, Nucor determined that the carrying amount exceeded its estimated fair value and the impairment condition was considered to be other than temporary. Therefore, Nucor recorded a $250.0 million impairment charge in the first quarter of 2020.  The assumptions that most significantly affected the fair value determination included projected cash flows and the discount rate. The Company-specific inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available.

Throughout 2020, additional capital contributions were made by the Company to Duferdofin Nucor that were immediately impaired. These additional capital contributions resulted in $5.0 million, $6.6 million and $25.4 million impairment charges against our investment in Duferdofin Nucor in the second, third and fourth quarters of 2020, respectively.  Also, in the fourth quarter of 2020, Nucor reclassified into earnings, $158.6 million of cumulative foreign currency translation losses on our investment in Duferdofin Nucor.  In 2020, total impairment charges, including the aforementioned note receivable, related to our investment in Duferdofin Nucor were approximately $483.5 million. These non-cash impairment charges are included in the steel mills segment and in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

10. Current Liabilities

Book overdrafts, included in accounts payable in the consolidated balance sheets, were $210.5 million at December 31, 2020 ($116.4 million at December 31, 2019). Dividends payable, included in accrued expenses and other current liabilities in the consolidated balance sheets, were $123.9 million at December 31, 2020 ($122.9 million at December 31, 2019).

11. Debt and Other Financing Arrangements

	(in thousands)
December 31,	2020	2019
Industrial revenue bonds due from 2022 to 2040*	$1,153,240	$1,010,600
Notes, 4.125%, due 2022	600,000	600,000
Notes, 4.000%, due 2023	500,000	500,000
Notes, 2.000%, due 2025	500,000	—
Notes, 3.950%, due 2028	500,000	500,000
Notes, 2.700%, due 2030	500,000	—
Notes, 6.400%, due 2037	543,331	650,000
Notes, 5.200%, due 2043	338,133	500,000
Notes, 4.400%, due 2048	329,219	500,000
Notes, 2.979%, due 2055	439,317	—
Finance lease obligations	90,338	85,224
Total long-term debt and finance lease obligations	5,493,578	4,345,824
Less premium on debt exchange	180,045	—
Less debt issuance costs	30,859	25,259
Total amounts outstanding	5,282,674	4,320,565
Less current maturities of long-term debt	—	20,000
Less current portion of finance lease obligations	10,885	9,264
Total long-term debt and finance lease obligations due after one year	$5,271,789	$4,291,301

*	The industrial revenue bonds had variable rates ranging from 0.16% to 0.19% at December 31, 2020 and 1.61% to 1.82% at December 31, 2019.

Annual aggregate long-term debt maturities are: none in 2021, $601.0 million in 2022, $500.0 million in 2023, none in 2024, $500.0 million in 2025 and $3.80 billion thereafter.

In April 2018, Nucor issued $500.0 million of 3.950% Notes due 2028 and $500.0 million of 4.400% Notes due 2048. Net proceeds of the issuances were $986.1 million, of which $500.0 million was used to repay the $500.0 million of 5.85% notes that matured June 1, 2018. Costs of $11.9 million associated with the issuances have been capitalized and will be amortized over the lives of the notes.

During the second quarter of 2018, Nucor amended its $1.50 billion unsecured revolving credit facility to extend the maturity date from April 2021 to April 2023. Costs associated with the amendment were immaterial. The unsecured revolving credit facility provides up to $1.50 billion in revolving loans and allows up to $500.0 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. Up to the equivalent of $850.0 million of the credit facility is available for foreign currency loans, up to $100.0 million is available for the issuance of letters of credit and up to $500.0 million is available for the issuance of revolving loans for Nucor subsidiaries in accordance with the terms set forth in the credit agreement. The credit facility provides for a pricing grid based upon the credit rating of Nucor’s senior unsecured long-term debt and, alternatively, interest rates quoted by lenders in connection with competitive bidding. The credit facility includes customary financial and other covenants, including a limit on the ratio of funded debt to total capital of 60%, a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2020, Nucor’s funded debt to total capital ratio was 32%, and Nucor was in compliance with all covenants under the credit facility. No borrowings were outstanding under the credit facility as of December 31, 2020 and 2019.

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

In December 2020, Nucor exchanged $106.7 million of its 6.400% Notes due 2037, $161.9 million of its 5.200% Notes due 2043 and $170.8 million of its 4.400% Notes due 2048 with holders of the existing notes for $439.3 million of its 2.979% Notes due 2055 and a cash component of $180.3 million. This exchange transaction has been accounted for as a modification and, as such, the cash component of $180.3 million has been capitalized as a reduction of long-term debt and is being amortized into interest expense over the life of the new notes.

Harris Steel has credit facilities totaling approximately $19.6 million, with no outstanding borrowings at December 31, 2020 and 2019. In addition, the business of Nucor Trading S.A. is financed by uncommitted trade credit arrangements with a number of European banking institutions. As of December 31, 2020, Nucor Trading S.A. had outstanding borrowings of $57.9 million, which are presented in short-term debt in the consolidated balance sheet ($62.4 million as of December 31, 2019).

Letters of credit totaling $63.3 million were outstanding as of December 31, 2020 ($28.0 million as of December 31, 2019), related to certain obligations, including workers’ compensation, utilities deposits and credit arrangements by Nucor Trading S.A. for commitments to purchase inventories.

12. Capital Stock

The par value of Nucor’s common stock is $0.40 per share and there are 800 million shares authorized. In addition, 250,000 shares of preferred stock, par value $4.00 per share, are authorized, with preferences, rights and restrictions as may be fixed by the Board of Directors. There are no shares of preferred stock issued or outstanding.

Dividends declared per share were $1.6125 in 2020 ($1.6025 per share in 2019 and $1.5400 per share in 2018).

The Company repurchased $39.5 million of its common stock in 2020 ($298.5 million in 2019 and $854.0 million in 2018).

On September 6, 2018, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $2.00 billion of the Company’s common stock and terminated any previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. At December 31, 2020, the Company had approximately $1.16 billion available for share repurchases under the program.

13. Derivative Financial Instruments

The following tables summarize information regarding Nucor’s derivative financial instruments (in thousands):

		Fair Value at
		December 31,
Fair Value of Derivative Financial Instruments	Consolidated Balance Sheet Location	2020	2019
Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(2,400)	$(7,200)
Commodity contracts	Deferred credits and other liabilities	(3,800)	(11,200)
Total liability derivatives designated as hedging instruments		(6,200)	(18,400)
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(5,685)	(1,118)
Foreign exchange contracts	Accrued expenses and other current liabilities	(2,476)	(81)
Total liability derivatives not designated as hedging instruments		(8,161)	(1,199)
Total liability derivatives		$(14,361)	$(19,599)

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments for the Year Ended December 31, (in thousands)

					Amount of Gain or
					(Loss), Net of Tax,
		Amount of Gain or (Loss),			Reclassified from			Amount of Gain or (Loss),
	Statement of	Net of Tax, Recognized			Accumulated OCI into			Net of Tax, Recognized
Derivatives in Cash Flow	Earnings	in OCI on Derivatives			Earnings on Derivatives			in Earnings on Derivatives
Hedging Relationships	Location	(Effective Portion)			(Effective Portion)			(Ineffective Portion)
		2020	2019	2018	2020	2019	2018	2020	2019	2018
Commodity contracts	Cost of products sold	$2,084	$(9,833)	$(3,568)	$(7,216)	$(2,333)	$132	$—	$—	$—

Derivatives Not Designated as Hedging Instruments for the Year Ended December 31, (in thousands)

		Amount of Gain or (Loss)
Derivatives Not Designated	Statement of Earnings	Recognized in Earnings on
as Hedging Instruments	Location	Derivatives
		2020	2019	2018
Commodity contracts	Cost of products sold	$(8,829)	$2,269	$14,572
Foreign exchange contracts	Cost of products sold	(3,035)	(59)	3,609
Total		$(11,864)	$2,210	$18,181

At December 31, 2020, natural gas swaps covering approximately 22.4 million MMBTUs (extending through December 2022) were outstanding.

14. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and liabilities that are measured at fair value. Nucor does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		(in thousands)
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Amount in	Identical	Observable	Unobservable
	Consolidated	Assets	Inputs	Inputs
Description	Balance Sheets	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2020
Assets:
Cash equivalents	$2,186,820	$2,186,820	$—	$—
Short-term investments	408,004	408,004	—	—
Restricted cash and cash equivalents	115,258	115,258	—	—
Total assets	$2,710,082	$2,710,082	$—	$—
Liabilities:
Derivative contracts	$(14,361)	$—	$(14,361)	$—
As of December 31, 2019
Assets:
Cash equivalents	$1,229,000	$1,229,000	$—	$—
Short-term investments	300,040	300,040	—	—
Total assets	$1,529,040	$1,529,040	$—	$—
Liabilities:
Derivative contracts	$(19,599)	$—	$(19,599)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $6.05 billion at December 31, 2020 (approximately $4.81 billion at December 31, 2019). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at December 31, 2020 and 2019, or similar debt with the same maturities, ratings and interest rates.

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed on a nonrecurring basis in periods subsequent to initial recognition. For Nucor, our equity investment in Duferdofin Nucor was measured at fair value as a result of the impairment charges recorded in 2020 (see Note 9).

15. Contingencies

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $16.0 million of accrued environmental costs at December 31, 2020 ($16.4 million at December 31, 2019), $5.6 million was classified in accrued expenses and other current liabilities ($4.1 million at December 31, 2019) and $10.4 million was classified in deferred credits and other liabilities ($12.3 million at December 31, 2019). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations, legal standards and enforcement priorities.

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

16. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved an amendment and restatement of the Omnibus Plan on May 14, 2020. The Omnibus Plan, as amended and restated, permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19.0 million shares of the Company’s common stock. As of December 31, 2020, 7.8 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of December 31, 2020, 0.7 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans is as follows (shares in thousands):

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Year Ended December 31,	Shares	Price	Shares	Price	Shares	Price
Number of shares under stock options:
Outstanding at beginning of year	3,892	$50.78	3,828	$49.71	4,106	$47.96
Granted	529	$42.46	489	$48.00	265	$65.80
Exercised	(266)	$44.51	(425)	$37.97	(543)	$44.33
Canceled	(239)	$51.58	—	$—	—	$—
Outstanding at end of year	3,916	$50.03	3,892	$50.78	3,828	$49.71
Stock options exercisable at end of year	3,168	$50.85	3,276	$49.79	2,112	$45.41

The total intrinsic value of stock options (the amount by which the stock price exceeded the exercise price of the stock option on the date of exercise) that were exercised during 2020 was $3.3 million ($7.7 million in 2019 and $12.6 million in 2018).

The following table summarizes information about stock options outstanding at December 31, 2020 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining Contractual	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$35.00 - $45.00	839	6.5 years	$41.94	376	$41.30
$45.01 - $55.00	2,178	5.4 years	$48.65	1,976	$48.71
$55.01 - $65.00	650	6.4 years	$59.07	650	$59.07
$65.01 - $75.00	249	7.4 years	$65.80	166	$65.80
$35.00 - $75.00	3,916	5.9 years	$50.03	3,168	$50.85

As of December 31, 2020, the total aggregate intrinsic value of stock options outstanding and stock options exercisable was $19.3 million and $13.3 million, respectively.

The grant date fair value of stock options granted was $7.56 per share in 2020 ($8.69 per share in 2019 and $15.07 per share in 2018). The fair value was estimated using the Black-Scholes options pricing model with the following assumptions:

	2020	2019	2018
Exercise price	$42.46	$48.00	$65.80
Expected dividend yield	3.79%	3.33%	2.31%
Expected stock price volatility	30.12%	25.57%	25.28%
Risk-free interest rate	0.50%	2.03%	2.85%
Expected life (in years)	6.5	6.5	6.5

Stock options granted to employees who are eligible for retirement on the date of grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $2.7 million in 2020 ($4.7 million in 2019 and $4.6 million in 2018). As of December 31, 2020, unrecognized compensation expense related to stock options was $2.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity is as follows (shares in thousands):

	2020		2019		2018
		Grant Date		Grant Date		Grant Date
Year Ended December 31,	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units:
Unvested at beginning of year	1,776	$52.60	1,246	$59.09	1,071	$52.62
Granted	1,246	$42.46	1,770	$48.00	1,013	$65.80
Vested	(1,166)	$50.10	(1,207)	$52.43	(827)	$58.98
Canceled	(26)	$49.75	(33)	$57.09	(11)	$55.02
Unvested at end of year	1,830	$47.33	1,776	$52.60	1,246	$59.09

Compensation expense for RSUs was $58.6 million in 2020 ($69.1 million in 2019 and $54.3 million in 2018). The total fair value of shares vested during 2020 was $49.8 million ($58.8 million in 2019 and $54.4 million in 2018). As of December 31, 2020, unrecognized compensation expense related to unvested RSUs was $53.7 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP is as follows (shares in thousands):

	2020		2019		2018
		Grant Date		Grant Date		Grant Date
Year Ended December 31,	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	147	$60.81	130	$62.97	91	$54.50
Granted	348	$36.15	316	$58.04	256	$67.68
Vested	(368)	$41.22	(299)	$58.82	(217)	$64.95
Canceled	—	$—	—	$—	—	$—
Unvested at end of year	127	$49.94	147	$60.81	130	$62.97

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $12.5 million in 2020 ($16.6 million in 2019 and $14.6 million in 2018). The total fair value of shares vested during 2020 was $13.5 million ($17.3 million in 2019 and $14.7 million in 2018). As of December 31, 2020, unrecognized compensation expense related to unvested restricted stock awards was $1.2 million, which is expected to be recognized over a weighted-average period of 1.5 years.

17. Employee Benefit Plans

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $86.6 million in 2020 ($181.4 million in 2019 and $307.9 million in 2018). The related liability for these benefits is included in salaries, wages and related accruals in the consolidated balance sheets.

Nucor also has a medical plan covering certain eligible early retirees. The unfunded obligation, included in deferred credits and other liabilities in the consolidated balance sheets, totaled $28.2 million at December 31, 2020 ($27.0 million at December 31, 2019). The expense associated with this early retiree medical plan totaled $2.5 million in 2020 ($2.0 million in 2019 and $2.1 million in 2018). The discount rate used by Nucor in determining its benefit obligation was 2.40% in 2020 (3.23% in 2019 and 4.24% in 2018). The health care cost increase trend rate used was 5.7% in 2020 (6.0% in 2019 and 6.3% in 2018). The health care cost increase trend rate is projected to decline gradually to 4.5% by 2037.

18. Interest Expense (Income)

The components of net interest expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense	$166,613	$157,358	$161,256
Interest income	(13,415)	(35,933)	(25,721)
Interest expense, net	$153,198	$121,425	$135,535

Interest paid was $181.2 million in 2020 ($172.6 million in 2019 and $165.7 million in 2018).

19. Income Taxes

Components of earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$1,215,909	$1,806,704	$3,160,111
Foreign	(380,371)	(23,897)	69,280
	$835,538	$1,782,807	$3,229,391

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(177,159)	$241,074	$633,868
State	(4,298)	62,685	96,622
Foreign	18,131	8,981	14,800
Total current	(163,326)	312,740	745,290
Deferred:
Federal	177,035	101,946	4,953
State	(25,500)	8,013	6,847
Foreign	11,301	(10,802)	(8,783)
Total deferred	162,836	99,157	3,017
Total provision for income taxes	$(490)	$411,897	$748,307

A reconciliation of the federal statutory tax rate (21%) to the total provision is as follows:

	Year Ended December 31,
	2020	2019	2018
Taxes computed at statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	-3.36%	3.16%	2.52%
Federal research credit	-0.79%	-0.34%	-0.14%
Equity in losses of foreign joint venture	0.64%	0.19%	0.08%
Impairment on investment in foreign joint venture	11.20%	—	—
Tax loss on investment in foreign joint venture	-22.73%	—	—
Foreign rate differential	1.15%	—	-0.07%
Noncontrolling interests	-2.88%	-1.18%	-0.78%
Tax Reform Act	—	—	0.18%
CARES Act NOL carryback	-5.77%	—	—
Other, net	1.49%	0.27%	0.38%
Provision for income taxes	-0.06%	23.10%	23.17%

For the year ended December 31, 2020, the effective tax rate on continuing operations decreased 23.16% versus the prior year to -0.06%.  The decrease in the effective tax rate was primarily due to a net tax benefit of $201.9 million (-24.16%) for a tax loss on our investment in Duferdofin Nucor, a net tax benefit of $45.2 million (-5.41%, included in the State income taxes, net of federal income tax benefit line) for state tax credits, and a federal tax benefit of $48.2 million (-5.77%, included in the CARES Act NOL carryback line) for the carryback of a federal tax net operating loss (an “NOL”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). These benefits were all recognized in 2020 and were somewhat offset by the rate impact (11.2%) of financial statement impairments of $445.6 million which did not affect the provision for income taxes. The total benefit for the tax loss on our investment in Duferdofin Nucor is reflected on the Tax loss on investment in foreign joint venture line (-22.73%) and the State income taxes, net of federal income tax benefit line (-1.43%).  The CARES Act allows for an NOL generated in 2020 to be carried back to taxable years where the federal income tax rate was 35%. The difference in the tax rate in 2020 and tax years before the enactment of the Tax Cuts and Jobs Act of 2017 is the main driver of the federal tax NOL benefit in 2020, but this is somewhat offset by the partial loss of the domestic manufacturing deduction in the carryback year.

The 2018 effective tax rate included the write-off of $21.3 million (0.66%, included in the Other, net line for 2018) of deferred tax assets due to the change in the tax status of a subsidiary in 2018.

Deferred tax assets and liabilities resulted from the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities and reserves	$171,998	$146,658
Allowance for doubtful accounts	16,434	18,479
Inventory	62,755	79,363
Post-retirement benefits	12,714	10,288
Commodity hedges	4,033	5,164
Net operating loss carryforward	63,952	59,083
Tax credit carryforwards	187,267	164,132
Other deferred tax assets	10,674	8,508
Valuation allowance	(207,653)	(192,295)
Total deferred tax assets	322,174	299,380
Deferred tax liabilities:
Holdbacks and amounts not due under contracts	(14,051)	(12,930)
Intangibles	(177,061)	(171,531)
Property, plant and equipment	(680,688)	(545,890)
Book/Tax differences on debt modifications	(46,813)	-
Total deferred tax liabilities	(918,613)	(730,351)
Total net deferred tax liabilities	$(596,439)	$(430,971)

Non-current deferred tax liabilities included in deferred credits and other liabilities in the consolidated balance sheets were $596.4 million at December 31, 2020 ($431.0 million at December 31, 2019). Current federal and state income taxes receivable included in other current assets in the consolidated balance sheets were $456.1 million at December 31, 2020 ($240.8 million at December 31, 2019). Nucor paid $50.3 million in net federal, state and foreign income taxes in 2020 ($525.2 million and $561.1 million in 2019 and 2018, respectively).

Nucor has not recognized deferred tax liabilities on its investment in foreign subsidiaries with undistributed earnings that satisfy the permanent reinvestment requirements (the deferred tax liabilities on the investments not permanently reinvested are immaterial). While Nucor considers future earnings to be permanently reinvested, it is expected that potential future distributions will likely be of a nontaxable manner. If this assertion of permanent reinvestment were to change, there may be deferred tax liabilities related to the withholding tax impacts on the actual distribution of certain cumulative undistributed foreign earnings, but the Company believes this amount to be immaterial.

State NOL carryforwards were $1.41 billion at December 31, 2020 ($681.8 million at December 31, 2019). If unused, they will expire between 2021 and 2040. Foreign NOL carryforwards were $142.3 million at December 31, 2020 ($149.8 million at December 31, 2019). If unused, the foreign NOL carryforwards will expire between 2021 and 2040.

At December 31, 2020, Nucor had approximately $48.0 million of unrecognized tax benefits, of which $47.3 million would affect Nucor's effective tax rate, if recognized. At December 31, 2019, Nucor had approximately $50.9 million of unrecognized tax benefits, of which $50.2 million would affect Nucor's effective tax rate, if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits recorded in deferred credits and other liabilities in the consolidated balance sheets is as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$50,920	$48,605	$48,845
Additions based on tax positions related to current year	4,138	9,272	16,424
Reductions based on tax positions related to current year	—	—	—
Additions based on tax positions related to prior years	223	2,106	199
Reductions based on tax positions related to prior years	—	(2,863)	(8,198)
Reductions due to settlements with taxing authorities	—	(1,514)	(2,160)
Reductions due to statute of limitations lapse	(7,316)	(4,686)	(6,505)
Balance at end of year	$47,965	$50,920	$48,605

We estimate that in the next 12 months, our gross uncertain tax positions, exclusive of interest, could decrease by as much as $7.3 million, as a result of the expiration of the applicable statute of limitations.

During 2020, Nucor recognized $0.1 million of expense in interest and penalties ($0.7 million of expense in 2019 and $4.0 million of benefit in 2018). The interest and penalties are included in interest expense, net and marketing, administrative and other expenses, respectively, in the consolidated statements of earnings. As of December 31, 2020, Nucor had approximately $12.0 million of accrued interest and penalties related to uncertain tax positions (approximately $11.9 million at December 31, 2019).  The accrued interest and penalties are included in accrued expenses and other current liabilities and deferred credits and other liabilities, respectively, in the consolidated balance sheets.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2019 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2014 through 2019 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

20. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2019	$(14,000)	$(296,773)	$7,807	$(302,966)
Other comprehensive income (loss) before reclassifications	2,084	17,306	(1,213)	18,177
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	7,216	158,640	72	165,928
Net current-period other comprehensive income (loss)	9,300	175,946	(1,141)	184,105
December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)

(1)

Includes $7,216 and $72 net-of-tax impact of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $2,500 and $17, respectively. Also includes a $158.6 million reclassification of cumulative foreign currency translation losses into losses and impairments of assets, of which there was no tax impact.

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2018	$(6,500)	$(304,646)	$7,013	$(304,133)
Other comprehensive income (loss) before reclassifications	(9,833)	7,873	(1,148)	(3,108)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	2,333	—	57	2,390
Net current-period other comprehensive income (loss)	(7,500)	7,873	(1,091)	(718)
Other	—	—	1,885	1,885
December 31, 2019	$(14,000)	$(296,773)	$7,807	$(302,966)

(2)

Includes $2,333 and $57 net-of-tax impact of accumulated other comprehensive income reclassifications into cost of products sold for net losses on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $700 and $49, respectively.

In December 2020, Nucor closed on an agreement to transfer its 50% interest in Duferdofin Nucor to the owner of the remaining 50% interest. As a result, $158.6 million of cumulative foreign currency translation losses related to our investment was reclassified into earnings in the fourth quarter. The non-cash charge is included in the steel mills segment and in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

21. Earnings Per Share

The computations of basic and diluted net earnings per share are as follows (in thousands, except per share data):

Year Ended December 31,	2020	2019	2018
Basic net earnings per share:
Basic net earnings	$721,470	$1,271,143	$2,360,767
Earnings allocated to participating securities	(4,356)	(7,035)	(9,344)
Net earnings available to common stockholders	$717,114	$1,264,108	$2,351,423
Basic average shares outstanding	303,168	305,040	315,858
Basic net earnings per share	$2.37	$4.14	$7.44
Diluted net earnings per share:
Diluted net earnings	$721,470	$1,271,143	$2,360,767
Earnings allocated to participating securities	(4,359)	(7,034)	(9,317)
Net earnings available to common stockholders	$717,111	$1,264,109	$2,351,450
Diluted average shares outstanding:
Basic average shares outstanding	303,168	305,040	315,858
Dilutive effect of stock options and other	103	463	875
	303,271	305,503	316,733
Diluted net earnings per share	$2.36	$4.14	$7.42

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (shares in thousands):

Year Ended December 31,	2020	2019	2018
Anti-dilutive stock options:
Weighted-average shares	2,972	963	156
Weighted-average exercise price	$51.87	$60.92	$65.80

22. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in Duferdofin Nucor (which was exited in the fourth quarter of 2020), NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC, two facilities that produce direct reduced iron used by the steel mills; and our natural gas production operations.

Net interest expense on long-term debt, charges and credits associated with changes in allowances to eliminate intercompany profit in inventory, profit sharing expense and stock-based compensation are shown under Corporate/eliminations. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash and cash equivalents, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates.

Nucor’s results by segment are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net sales to external customers:
Steel mills	$12,109,307	$13,933,950	$16,245,218
Steel products	6,623,068	6,990,064	6,796,501
Raw materials	1,407,283	1,664,844	2,025,560
	$20,139,658	$22,588,858	$25,067,279
Intercompany sales:
Steel mills	$3,036,790	$3,304,437	$3,924,160
Steel products	248,477	233,728	207,003
Raw materials	8,153,841	8,784,397	11,460,645
Corporate/eliminations	(11,439,108)	(12,322,562)	(15,591,808)
	$—	$—	$—
Depreciation expense:
Steel mills	$449,290	$401,609	$378,146
Steel products	93,184	85,276	80,681
Raw materials	150,474	151,124	161,666
Corporate	9,163	10,902	10,386
	$702,110	$648,911	$630,879
Amortization expense:
Steel mills	$7,334	$8,624	$9,400
Steel products	47,773	49,914	51,997
Raw materials	28,249	27,204	27,361
	$83,356	$85,742	$88,758
Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$720,151	$1,790,694	$3,500,085
Steel products	690,547	511,145	467,105
Raw materials	23,621	(28,244)	236,241
Corporate/eliminations	(598,781)	(490,788)	(974,040)
	$835,538	$1,782,807	$3,229,391
Segment assets:
Steel mills	$9,708,260	$9,283,216	$9,244,086
Steel products	4,461,042	4,610,628	4,734,636
Raw materials	3,324,489	3,316,479	3,492,126
Corporate/eliminations	2,631,603	1,134,343	449,740
	$20,125,394	$18,344,666	$17,920,588
Capital expenditures:
Steel mills	$1,238,132	$1,133,089	$720,310
Steel products	135,511	93,848	88,585
Raw materials	125,213	244,818	169,926
Corporate	28,259	40,315	18,435
	$1,527,116	$1,512,070	$997,256

Net sales by product were as follows (in thousands). Further product group breakdown is impracticable.

	Year Ended December 31,
	2020	2019	2018
Net sales to external customers:
Sheet	$5,450,507	$6,450,506	$7,571,765
Bar	3,821,158	4,106,640	4,709,292
Structural	1,526,283	1,573,248	1,830,476
Plate	1,311,360	1,803,556	2,133,685
Tubular Products	1,113,582	1,207,398	1,347,577
Rebar Fabrication	1,708,442	1,666,445	1,496,194
Other Steel Products	3,801,045	4,116,221	3,952,730
Raw Materials	1,407,283	1,664,844	2,025,560
	$20,139,658	$22,588,858	$25,067,279

23. Revenue

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

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $120.2 million as of December 31, 2020 ($108.6 million as of December 31, 2019), and are included in accrued expenses and other current liabilities in the consolidated balance sheets. The amount of revenue reclassified from the December 31, 2019 contract liabilities balance during 2020 was approximately $80.5 million.

Nucor disaggregates its revenues by major source in the same manner as presented in the net sales by product table in the segment footnote (see Note 22).

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

Rebar Fabrication – The majority of revenue relates to revenue from contracts with customers for the supply of fabricated rebar. As the majority of contracts with customers are fixed price contracts to complete a job, control transfers over time and revenue is recognized (if collection is reasonably assured) over time using an input method, based on the amount of rebar shipped from the Company’s operating locations relative to the total expected amount of rebar required to complete the job.

For contracts to supply fabricated rebar and install it at the customer’s job site, there are two performance obligations: (1) the supply of the fabricated rebar and (2) the installation of the supplied rebar at the customer’s job site. For the supply of fabricated rebar performance obligation, the transaction price allocated to this performance obligation is determined at the start of the contract, based on the awarded contract price for the supplied fabricated rebar and revenue is recognized over time based on the amount of rebar shipped from the Company’s operating locations relative to the total expected amount of rebar required to complete the job. For the installation of supplied rebar performance obligation, the transaction price allocated to this performance obligation is determined at the start of the contract, based on the awarded contract price for the installation of fabricated rebar and revenue is recognized over time based on the amount of rebar installed relative to the total expected amount of rebar required to be installed to complete the job.

While a majority of the contracts with customers are fixed price contracts to complete a job, variable consideration can occur from contract modifications relating to change orders and price escalations caused by changes in underlying material costs. In these situations, the additional variable consideration is recognized cumulatively in the period in which the contract modification is approved, and collection is reasonably assured unless the change order relates to additional distinct goods or services at standalone selling prices in which case they are accounted for prospectively. Management reviews these situations on a case-by-case basis and considers a variety of factors, including relevant experience with similar types of performance obligations, the Company’s experience with the customer and collectability considerations.

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

24. Restricted Cash and Cash Equivalents

As of December 31, 2020, restricted cash and cash equivalents totaled $115.3 million, and primarily consisted of net proceeds from the issuance of $162.6 million in 40-year variable-rate Green Bonds in July 2020. The restricted cash and cash equivalents related to the debt issuance are held in a trust account and are to be used to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control including waste recycling, associated with the construction of Nucor’s new plate mill located in Brandenburg, Kentucky. Funds are disbursed from the trust account as qualified expenditures for the construction of the Brandenburg facility are made ($47.3 million during 2020). Interest earned on funds held in the trust account is subject to the same usage requirements as the bond proceeds principle. Since the restricted cash and interest and dividends must be used for the construction of the Brandenburg facility and relate to a long-term liability, the entire balance has been classified as a non-current asset.

25. Quarterly Information (Unaudited)

	(in thousands, except per share data)
	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$5,624,337	$4,327,306	$4,927,960	$5,260,055
Gross margin	629,268	377,959	502,195	718,528
Net earnings (1)	54,379	133,153	222,630	425,866
Net earnings attributable to Nucor stockholders (1)	20,331	108,881	193,415	398,843
Net earnings per share:
Basic	$0.07	$0.36	$0.63	$1.31
Diluted	$0.07	$0.36	$0.63	$1.30

	(in thousands, except per share data)
	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$6,096,624	$5,895,986	$5,464,502	$5,131,746
Gross margin (2)	895,892	775,494	572,511	435,188
Net earnings (2)	530,793	412,277	293,587	134,253
Net earnings attributable to Nucor stockholders (2)	501,806	386,483	275,031	107,823
Net earnings per share:
Basic	$1.63	$1.26	$0.90	$0.35
Diluted	$1.63	$1.26	$0.90	$0.35

(1)

First quarter results include losses on assets of $287.8 million related to our investment in Duferdofin Nucor. Third quarter results include a restructuring charge of $16.4 million related to the realignment of Nucor’s metal buildings business. Fourth quarter results include non-cash impairment charges totaling $130.2 million related to impairments of certain inventory and long-lived assets in the steel mills segment ($103.2 million) and the write-down of our unproved natural gas well assets in the raw materials segment ($27.0 million). Also included in fourth quarter results were losses on assets of $184.0 million related to the Duferdofin Agreement, a $201.9 million tax benefit related to our investment in Duferdofin Nucor, a $39.7 million net benefit related to state tax credits and a net benefit of $48.2 million for the CARES Act carryback provision.

(2)

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2020 are included in “Item 8. Financial Statements and Supplementary Data,” and incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Nucor’s executive officers appears in Part I of this report under the heading “Information About Our Executive Officers” and is incorporated herein by reference. The other information required by this item is incorporated herein by reference from Nucor’s definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; and Corporate Governance and Board of Directors.

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

Financial Statements:

The following consolidated financial statements and notes thereto, management’s report on internal control over financial reporting and the report of independent registered public accounting firm are included in “Item 8. Financial Statements and Supplementary Data”:

•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—December 31, 2020 and 2019
•	Consolidated Statements of Earnings—Years Ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Cash Flows—Years Ended December 31, 2020, 2019 and 2018
•	Notes to Consolidated Financial Statements

Schedule II is not presented as all applicable information is presented in the consolidated financial statements and notes thereto.

Exhibits:

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3(i)	Bylaws of Nucor Corporation as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))

4*	Description of Securities of Nucor Corporation

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

Second Supplemental Indenture, dated as of May 22, 2020, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(ix)

Third Supplemental Indenture, dated as of December 7, 2020, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 7, 2020 (File No. 001-04119))

4(x)	Form of 6.400% Notes due 2037 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(xi)	Form of 4.125% Notes due 2022 (included in Exhibit 4(iv) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(xii)	Form of 4.000% Notes due 2023 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xiii)	Form of 5.200% Notes due 2043 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xiv)	Form of 3.950% Notes due 2028 (included in Exhibit 4(vii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xv)	Form of 4.400% Notes due 2048 (included in Exhibit 4(vii) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xvi)	Form of 2.000% Notes due 2025 (included in Exhibit 4(viii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(xvii)	Form of 2.700% Notes due 2030 (included in Exhibit 4(viii) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(xviii)	Form of 2.979% Notes due 2055 (included in Exhibit 4(ix) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed December 7, 2020 (File No. 001-04119))

4(xix)

Registration Rights Agreement, dated as of December 7, 2020, among Nucor Corporation, BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as lead dealer managers, and Deutsche Bank Securities Inc., RBC Capital Markets, LLC, U.S. Bancorp Investments, Inc., Siebert Williams Shank & Co., LLC, Fifth Third Securities, Inc., PNC Capital Markets LLC and MUFG Securities Americas Inc., as co-dealer managers (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed December 7, 2020 (File No. 001-04119))

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

Amendment No. 1 to Senior Officers Annual Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-04119)) (#)

10(vi)

Senior Officers Long-Term Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) for awards granted after December 31, 2017 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-04119)) (#)

10(vii)

Amendment No. 1 to Senior Officers Long-Term Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-04119)) (#)

10(viii)

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

10(xvii)

Retirement, Separation, Waiver and Release Agreement, dated as of December 31, 2019, by and between Nucor Corporation and John J. Ferriola (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed January 3, 2020 (File No. 001-04119)) (#)

10(xviii)	Employment Agreement of R. Joseph Stratman (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(xix)	Retirement, Separation, Waiver and Release Agreement of R. Joseph Stratman (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 5, 2019 (File No. 001-04119)) (#)

10(xx)	Executive Employment Agreement of Craig A. Feldman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxi)	Executive Employment Agreement of James D. Frias (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxii)	Executive Employment Agreement of Ladd R. Hall (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxiii)

Retirement, Separation, Waiver and Release Agreement, dated as of June 17, 2020, by and between Nucor Corporation and Ladd R. Hall (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 17, 2020 (File No. 001-04119)) (#)

10(xxiv)	Executive Employment Agreement of Raymond S. Napolitan, Jr. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxv)	Executive Employment Agreement of MaryEmily Slate (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxvi)	Executive Employment Agreement of Leon J. Topalian (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxvii)	Executive Employment Agreement of D. Chad Utermark (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxviii)	Executive Employment Agreement of Allen C. Behr (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2020 (File No. 001-04119)) (#)

10(xxix)	Executive Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed January 5, 2021 (File No. 001-04119)) (#)

10(xxx)*	Executive Employment Agreement of Douglas J. Jellison (#)

10(xxxi)*	Executive Employment Agreement of Gregory J. Murphy (#)

10(xxxii)*	Executive Employment Agreement of Daniel R. Needham (#)

10(xxxiii)*	Executive Employment Agreement of K. Rex Query (#)

10(xxxiv)	Nucor Corporation Supplemental Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2020, filed February 26, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2020, filed February 26, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Leon J. Topalian
Leon J. Topalian
President and Chief Executive Officer

Dated: February 26, 2021

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

/s/ Leon J. Topalian	/s/ Patrick J. Dempsey
Leon J. Topalian President, Chief Executive Officer and Director (Principal Executive Officer)	Patrick J. Dempsey Director

/s/ James D. Frias	/s/ Christopher J. Kearney
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	Christopher J. Kearney Director

/s/ Michael D. Keller	/s/ Laurette T. Koellner
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Laurette T. Koellner Director

/s/ Joseph D. Rupp
Joseph D. Rupp Director

/s/ John H. Walker
John H. Walker Non-Executive Chairman

/s/ Nadja Y. West
Nadja Y. West Director

Dated: February 26, 2021