Form 10-Q
period 2021-04-03
NUCOR CORP
filed 2021-05-12
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

299,241,954 shares of the registrant’s common stock were outstanding at April 3, 2021.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended April 3, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020
Net sales	$7,017,140	$5,624,337
Costs, expenses and other:
Cost of products sold	5,394,703	4,995,069
Marketing, administrative and other expenses	291,124	153,392
Equity in (earnings) losses of unconsolidated affiliates	(13,239)	823
Losses on assets	6,662	287,846
Interest expense, net	39,644	40,910
	5,718,894	5,478,040
Earnings before income taxes and noncontrolling interests	1,298,246	146,297
Provision for income taxes	310,732	91,918
Net earnings	987,514	54,379
Earnings attributable to noncontrolling interests	45,082	34,048
Net earnings attributable to Nucor stockholders	$942,432	$20,331
Net earnings per share:
Basic	$3.10	$0.07
Diluted	$3.10	$0.07
Average shares outstanding:
Basic	301,846	302,909
Diluted	302,518	302,932

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020
Net earnings	$987,514	$54,379
Other comprehensive income (loss):
Net unrealized income (loss) on hedging derivatives, net of income taxes of $400 and $(800) for the first quarter of 2021 and 2020, respectively	999	(2,256)
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of $100 and $700 for the first quarter of 2021 and 2020, respectively	501	2,056
Foreign currency translation gain (loss), net of income taxes of $0 for the first quarter of 2021 and 2020	13,801	(64,461)
	15,301	(64,661)
Comprehensive income (loss)	1,002,815	(10,282)
Comprehensive income attributable to noncontrolling interests	45,082	34,048
Comprehensive income (loss) attributable to Nucor stockholders	$957,733	$(44,330)

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,460,723	$2,639,671
Short-term investments	402,595	408,004
Accounts receivable, net	2,828,964	2,298,850
Inventories, net	4,360,122	3,569,089
Other current assets	356,727	573,048
Total current assets	10,409,131	9,488,662
Property, plant and equipment, net	7,031,688	6,899,110
Restricted cash and cash equivalents	115,266	115,258
Goodwill	2,235,183	2,229,672
Other intangible assets, net	647,479	668,021
Other assets	733,661	724,671
Total assets	$21,172,408	$20,125,394
LIABILITIES
Current liabilities:
Short-term debt	$56,299	$57,906
Current portion of long-term debt and finance lease obligations	10,644	10,885
Accounts payable	1,662,832	1,432,159
Salaries, wages and related accruals	527,412	462,727
Accrued expenses and other current liabilities	713,259	664,183
Total current liabilities	2,970,446	2,627,860
Long-term debt and finance lease obligations due after one year	5,273,036	5,271,789
Deferred credits and other liabilities	1,067,203	993,884
Total liabilities	9,310,685	8,893,533
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,160,909	2,121,288
Retained earnings	12,163,626	11,343,852
Accumulated other comprehensive loss, net of income taxes	(103,560)	(118,861)
Treasury stock	(2,925,796)	(2,709,675)
Total Nucor stockholders' equity	11,447,240	10,788,665
Noncontrolling interests	414,483	443,196
Total equity	11,861,723	11,231,861
Total liabilities and equity	$21,172,408	$20,125,394

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020
Operating activities:
Net earnings	$987,514	$54,379
Adjustments:
Depreciation	179,820	175,767
Amortization	21,130	21,508
Stock-based compensation	19,859	10,017
Deferred income taxes	62,705	15,557
Distributions from affiliates	180	2,000
Equity in (earnings) losses of unconsolidated affiliates	(13,239)	823
Losses on assets	6,662	287,846
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(524,570)	(124,036)
Inventories	(795,940)	(41,993)
Accounts payable	225,333	(28,033)
Federal income taxes	200,888	55,987
Salaries, wages and related accruals	69,780	(216,736)
Other operating activities	90,289	(11,880)
Cash provided by operating activities	530,411	201,206
Investing activities:
Capital expenditures	(313,510)	(416,557)
Investment in and advances to affiliates	(118)	(3,152)
Disposition of plant and equipment	5,735	10,256
Acquisitions (net of cash acquired)	300	-
Purchase of investments	(214,427)	(24,746)
Proceeds from the sale of investments	219,777	178,787
Other investing activities	249	535
Cash used in investing activities	(301,994)	(254,877)
Financing activities:
Net change in short-term debt	(1,607)	(9,183)
Proceeds from long-term debt, net of discount	-	32,000
Proceeds from exercise of stock options	107,524	-
Repayment of long-term debt	-	(47,000)
Payment of tax withholdings on certain stock-based compensation	(14,521)	(209)
Distributions to noncontrolling interests	(73,795)	(39,493)
Cash dividends	(123,901)	(122,940)
Acquisition of treasury stock	(301,859)	(39,499)
Other financing activities	(2,505)	(2,290)
Cash used in financing activities	(410,664)	(228,614)
Effect of exchange rate changes on cash	3,307	(7,163)
Decrease in cash and cash equivalents and restricted cash and cash equivalents	(178,940)	(289,448)
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	2,754,929	1,534,605
Cash and cash equivalents and restricted cash and cash equivalents - end of three months	$2,575,989	$1,245,157
Non-cash investing activity:
Change in accrued plant and equipment purchases	$4,461	$17,756

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Interim Presentation

The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2020.

2. Inventories

Inventories consisted of approximately 43% raw materials and supplies and 57% finished and semi-finished products at April 3, 2021 (42% and 58%, respectively, at December 31, 2020). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $10.03 billion at April 3, 2021 ($9.86 billion at December 31, 2020).

Nucor reviews its natural gas well assets for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. Nucor last assessed its proved producing natural gas well assets in the fourth quarter of 2020 due to the continued low-price natural gas pricing environment. After completing its assessment, Nucor determined that as of such time there were no impairments of any of its three groups of proved well assets. Changes in the natural gas industry or a prolonged low-price environment beyond what has already been assumed in the assessments could cause management to revise the natural gas and natural gas liquids price assumptions, the estimated reserves or the estimated lease operating costs. Therefore, it is reasonably possible that unfavorable revisions to these assumptions or estimates could result in further impairment of some or all of the groups of proved well assets. The combined carrying value of the three groups of wells was $69.9 million at April 3, 2021 ($71.7 million at December 31, 2020).

Nucor owns a 49% leasehold interest in unproved oil and natural gas properties covering approximately 54,000 acres in the South Piceance Basin located in Colorado. Nucor is subject to forfeiture of a portion of its leasehold interest in these properties if we do not drill new wells within various contractually specified time periods. A decision to not develop a portion of these properties within the specified time periods would likely result in a partial asset impairment in the future. The carrying value of the entire leasehold interest at April 3, 2021 was $138.0 million. Nucor has full discretion on its participation in all future drilling capital investments related to the leasehold interest.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the three months ended April 3, 2021 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2020	$612,470	$887,625	$729,577	$2,229,672
Acquisitions	1,030	-	-	1,030
Translation	-	4,481	-	4,481
Balance at April 3, 2021	$613,500	$892,106	$729,577	$2,235,183

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2020 and concluded that as of such time there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2020 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections in future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 99% in the most recent assessment. The reporting unit was profitable in 2020 and we expect it to be profitable in 2021. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $368.2 million as of April 3, 2021 ($364.3 million as of December 31, 2020). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $56.8 million as of April 3, 2021 ($58.8 million as of December 31, 2020). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

The annual assessment performed in 2020 for one of the Company’s reporting units, Grating, used forward-looking projections and included continued positive future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 88% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Grating reporting unit was $37.2 million as of April 3, 2021 ($37.0 million as of December 31, 2020).

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of April 3, 2021 and December 31, 2020 (in thousands):

	April 3, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,422,453	$856,406	$1,421,962	$838,443
Trademarks and trade names	162,462	101,991	162,365	100,000
Other	63,822	42,861	63,822	41,685
	$1,648,737	$1,001,258	$1,648,149	$980,128

Intangible asset amortization expense in the first quarter of 2021 and 2020 was $21.1 million and $21.5 million, respectively. Annual amortization expense is estimated to be $82.7 million in 2021; $81.1 million in 2022; $80.4 million in 2023; $79.6 million in 2024; and $78.6 million in 2025.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $72.9 million at April 3, 2021 ($210.5 million at December 31, 2020). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $122.7 million at April 3, 2021 ($123.9 million at December 31, 2020).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of April 3, 2021 and December 31, 2020 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 3, 2021
Assets:
Cash equivalents	$1,933,390	$1,933,390	$-	$-
Short-term investments	402,595	402,595	-	-
Restricted cash and cash equivalents	115,266	115,266	-	-
Total assets	$2,451,251	$2,451,251	$-	$-
Liabilities:
Derivative contracts	$(9,408)	$-	$(9,408)	$-
As of December 31, 2020
Assets:
Cash equivalents	$2,186,820	$2,186,820	$-	$-
Short-term investments	408,004	408,004	-	-
Restricted cash and cash equivalents	115,258	115,258	-	-
Total assets	$2,710,082	$2,710,082	$-	$-
Liabilities:
Derivative contracts	$(14,361)	$-	$(14,361)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at April 3, 2021 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. There were no transfers between the levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $5.76 billion at April 3, 2021 ($6.05 billion at December 31, 2020). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 3, 2021 and December 31, 2020, or similar debt with the same maturities, ratings and interest rates.

7. Contingencies

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $14.4 million of accrued environmental costs at April 3, 2021 ($16.0 million at December 31, 2020), $3.0 million was classified in accrued expenses and other current liabilities ($5.6 million at December 31, 2020) and $11.4 million was classified in deferred credits and other liabilities ($10.4 million at December 31, 2020). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations, legal standards and enforcement priorities.

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

8. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved an amendment and restatement of the Omnibus Plan on May 14, 2020. The Omnibus Plan, as amended and restated, permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19.0 million shares of the Company’s common stock. As of April 3, 2021, 7.6 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of April 3, 2021, 0.6 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first quarter of 2021 is as follows (shares in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	3,916	$50.03
Granted	-	$-
Exercised	(2,135)	$50.37		$32,387
Canceled	-	$-
Outstanding at April 3, 2021	1,781	$49.62	6.3 years	$53,902
Stock options exercisable at April 3, 2021	1,034	$51.84	4.6 years	$28,990

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.3 million in the first quarter of both 2021 and 2020. As of April 3, 2021, unrecognized compensation expense related to stock options was $2.2 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity for the first quarter of 2021 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,830	$47.33
Granted	-	$-
Vested	(9)	$48.52
Canceled	(48)	$46.89
Unvested at April 3, 2021	1,773	$47.34

Compensation expense for RSUs was $9.3 million in the first quarter of 2021 ($10.0 million in the first quarter of 2020). As of April 3, 2021, unrecognized compensation expense related to unvested RSUs was $42.7 million, which is expected to be recognized over a weighted-average period of 1.0 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first quarter of 2021 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	127	$49.94
Granted	262	$65.61
Vested	(235)	$63.28
Canceled	(9)	$48.75
Unvested at April 3, 2021	145	$56.70

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $10.2 million in the first quarter of 2021 ($0.3 million of benefit in the first quarter of 2020). As of April 3, 2021, unrecognized compensation expense related to unvested restricted stock awards was $1.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $129.0 million and $11.6 million in the first quarter of 2021 and 2020, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the first quarter of 2021 and 2020 are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020
Interest expense	$40,970	$47,596
Interest income	(1,326)	(6,686)
Interest expense, net	$39,644	$40,910

11. Income Taxes

The effective tax rate for the first quarter of 2021 was 23.9% as compared to 62.8% for the first quarter of 2020. The effective tax rate for the first quarter of 2020 was elevated, relative to the first quarter of 2021, primarily due to a $250.0 million non-cash impairment charge to an equity method investment which had no corresponding impact to the provision for income taxes.

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

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $659.8 million at April 3, 2021 ($596.4 million at December 31, 2020).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) of which Nucor owns 51%, for the three months ended April 3, 2021 and April 4, 2020 (in thousands):

		Three Months (13 Weeks) Ended April 3, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
Net earnings	987,514	-	-	-	942,432	-	-	-	942,432	45,082
Other comprehensive income (loss)	15,301	-	-	-	-	15,301	-	-	15,301	-
Stock options exercised	107,524	-	-	30,488	-	-	(2,135)	77,036	107,524	-
Stock option expense	333	-	-	333	-	-	-	-	333	-
Issuance of stock under award plans, net of forfeitures	15,602	-	-	6,900	-	-	(242)	8,702	15,602	-
Amortization of unearned compensation	1,900	-	-	1,900	-	-	-	-	1,900	-
Treasury stock acquired	(301,859)	-	-	-	-	-	5,380	(301,859)	(301,859)	-
Cash dividends declared	(122,658)	-	-	-	(122,658)	-	-	-	(122,658)	-
Distributions to noncontrolling interests	(73,795)	-	-	-	-	-	-	-	-	(73,795)
BALANCES, April 3, 2021	$11,861,723	380,154	$152,061	$2,160,909	$12,163,626	$(103,560)	80,912	$(2,925,796)	$11,447,240	$414,483

		Three Months (13 Weeks) Ended April 4, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2019	$10,791,176	380,154	$152,061	$2,107,646	$11,115,056	$(302,966)	78,342	$(2,713,931)	$10,357,866	$433,310
Net earnings	54,379	-	-	-	20,331	-	-	-	20,331	34,048
Other comprehensive income (loss)	(64,661)	-	-	-	-	(64,661)	-	-	(64,661)	-
Stock options exercised	-	-	-	-	-	-	-	-	-	-
Stock option expense	275	-	-	275	-	-	-	-	275	-
Issuance of stock under award plans, net of forfeitures	16,189	-	-	11,049	-	-	(148)	5,140	16,189	-
Amortization of unearned compensation	400	-	-	400	-	-	-	-	400	-
Treasury stock acquired	(39,499)	-	-	-	-	-	825	(39,499)	(39,499)	-
Cash dividends declared	(122,697)	-	-	-	(122,697)	-	-	-	(122,697)	-
Distributions to noncontrolling interests	(39,493)	-	-	-	-	-	-	-	-	(39,493)
BALANCES, April 4, 2020	$10,596,069	380,154	$152,061	$2,119,370	$11,012,690	$(367,627)	79,019	$(2,748,290)	$10,168,204	$427,865

Dividends declared per share were $0.405 per share in the first quarter of 2021 ($0.4025 per share in the first quarter of 2020).

On September 6, 2018, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $2.00 billion of the Company’s common stock and terminated any previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of April 3, 2021, the Company had approximately $857.5 million remaining available for share repurchases under the program.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months ended April 3, 2021 and April 4, 2020 (in thousands):

	Three-Month (13-Week) Period Ended
	April 3, 2021
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)
Other comprehensive income (loss) before reclassifications	999	13,801	-	14,800
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	501	-	-	501
Net current-period other comprehensive income (loss)	1,500	13,801	-	15,301
Accumulated other comprehensive income (loss) at April 3, 2021	$(3,200)	$(107,026)	$6,666	$(103,560)

	Three-Month (13-Week) Period Ended
	April 4, 2020
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(14,000)	$(296,773)	$7,807	$(302,966)
Other comprehensive income (loss) before reclassifications	(2,256)	(64,461)	-	(66,717)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	2,056	-	-	2,056
Net current-period other comprehensive income (loss)	(200)	(64,461)	-	(64,661)
Accumulated other comprehensive income (loss) at April 4, 2020	$(14,200)	$(361,234)	$7,807	$(367,627)

(1)   Includes $501 and $2,056 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2021 and 2020, respectively. The tax impact of those reclassifications was $100 and $700 in the first quarter of 2021 and 2020, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC, two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the first quarter of 2021 and 2020 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020
Net sales to external customers:
Steel mills	$4,608,777	$3,519,270
Steel products	1,810,055	1,726,854
Raw materials	598,308	378,213
	$7,017,140	$5,624,337
Intercompany sales:
Steel mills	$1,225,113	$869,092
Steel products	71,219	83,369
Raw materials	3,646,195	2,423,805
Corporate/eliminations	(4,942,527)	(3,376,266)
	$-	$-
Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$1,314,974	$156,506
Steel products	211,812	162,559
Raw materials	223,235	(7,911)
Corporate/eliminations	(451,775)	(164,857)
	$1,298,246	$146,297

	April 3, 2021	Dec. 31, 2020
Segment assets:
Steel mills	$10,785,872	$9,708,260
Steel products	4,838,456	4,461,042
Raw materials	3,605,884	3,324,489
Corporate/eliminations	1,942,196	2,631,603
	$21,172,408	$20,125,394

15. Revenue

The following tables disaggregate our revenue by major source for the first quarter of 2021 and 2020 (in thousands):

	Three Months (13 Weeks) Ended April 3, 2021
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,351,455	$-	$-	$2,351,455
Bar	1,261,042	-	-	1,261,042
Structural	477,195	-	-	477,195
Plate	519,085	-	-	519,085
Tubular Products	-	374,653	-	374,653
Rebar Fabrication	-	386,557	-	386,557
Other Steel Products	-	1,048,845	-	1,048,845
Raw Materials	-	-	598,308	598,308
	$4,608,777	$1,810,055	$598,308	$7,017,140

	Three Months (13 Weeks) Ended April 4, 2020
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,578,429	$-	$-	$1,578,429
Bar	1,062,666	-	-	1,062,666
Structural	450,499	-	-	450,499
Plate	427,676	-	-	427,676
Tubular Products	-	305,057	-	305,057
Rebar Fabrication	-	423,316	-	423,316
Other Steel Products	-	998,481	-	998,481
Raw Materials	-	-	378,213	378,213
	$3,519,270	$1,726,854	$378,213	$5,624,337

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $173.1 million as of April 3, 2021 ($120.2 million as of December 31, 2020), and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the first quarter of 2021 and 2020 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020
Basic net earnings per share:
Basic net earnings	$942,432	$20,331
Earnings allocated to participating securities	(5,376)	(630)
Net earnings available to common stockholders	$937,056	$19,701
Basic average shares outstanding	301,846	302,909
Basic net earnings per share	$3.10	$0.07
Diluted net earnings per share:
Diluted net earnings	$942,432	$20,331
Earnings allocated to participating securities	(5,363)	(630)
Net earnings available to common stockholders	$937,069	$19,701
Diluted average shares outstanding:
Basic average shares outstanding	301,846	302,909
Dilutive effect of stock options and other	672	23
	302,518	302,932
Diluted net earnings per share	$3.10	$0.07

The following stock options were excluded from the computation of diluted net earnings per share for the first quarter of 2021 and 2020 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020
Anti-dilutive stock options:
Weighted-average shares	249	3,701
Weighted-average exercise price	$65.80	$51.38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) the impact of the COVID-19 pandemic; and (15) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas related assets.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 95%, 74% and 79%, respectively, in the first quarter of 2021 compared with approximately 89%, 73% and 73%, respectively, in the first quarter of 2020.

Results of Operations

The first quarter of 2021 was the most profitable quarter in Nucor’s history. The Company reported record consolidated net earnings of $942.4 million, or $3.10 per diluted share, in the first quarter of 2021. By comparison, the Company reported consolidated net earnings of $20.3 million, or $0.07 per diluted share, in the first quarter of 2020.

In addition to being the most profitable quarter for Nucor as a whole, the first quarter of 2021 was the most profitable quarter for each segment. The steel mills segment benefited from strong demand and increased average selling prices. Our sheet, bar, plate and structural mills had increased profitability in the first quarter of 2021 as compared to the first quarter of 2020, with the largest increase by our sheet mills. The steel products segment continued its strong performance due to the continued strength in nonresidential construction markets. The raw materials segment’s record-setting quarterly profitability was driven by the strong performance of our scrap brokerage and processing operations and our DRI facilities.

The impact of the COVID-19 pandemic on our business and results of operations continued to subside in the first quarter of 2021. Most of the end use markets we serve remain strong and inventories remain lean across supply chains. Nonresidential construction markets were resilient during the depths of the economic turmoil in 2020 caused by the COVID-19 pandemic and have remained strong in 2021. The automotive market is continuing its recovery from pandemic-induced lows and the industry has been challenged thus far in 2021 due to a shortage of semiconductors and severe weather. However, light vehicle demand is very strong and inventories are low. We continue to see strong demand in the renewable energy market, and agricultural and heavy equipment are also showing strength.

Market conditions in the first quarter of 2020 were building off pricing momentum that began in late 2019. However, the onset of the COVID-19 pandemic late in the first quarter of 2020 had a negative impact on the markets we serve and the global economy at large. In addition, Nucor recorded $287.8 million of losses on assets related to our equity method investment in the Duferdofin Nucor S.r.l (“Duferdofin Nucor”) joint venture in the first quarter of 2020, which we would ultimately exit in the fourth quarter of 2020.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in the first quarter of 2021 as compared to the first quarter of 2020.

Net Sales

Net sales to external customers by segment for the first quarter of 2021 and 2020 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020	% Change
Steel mills	$4,608,777	$3,519,270	31%
Steel products	1,810,055	1,726,854	5%
Raw materials	598,308	378,213	58%
Total net sales	$7,017,140	$5,624,337	25%

Net sales for the first quarter of 2021 increased 25% from the first quarter of 2020. Average sales price per ton increased 25% from $783 in the first quarter of 2020 to $978 in the first quarter of 2021. Total tons shipped to outside customers in the first quarter of 2021 were 7,176,000 tons, a slight decrease from the first quarter of 2020.

In the steel mills segment, sales tons for the first quarter of 2021 and 2020 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020	% Change
Outside steel shipments	5,190	5,182	-
Inside steel shipments	1,354	1,316	3%
Total steel shipments	6,544	6,498	1%

Net sales for the steel mills segment increased 31% in the first quarter of 2021 from the first quarter of 2020, due primarily to a 31% increase in the average sales price per ton from $680 to $891 as well as a slight increase in tons sold to outside customers. Average selling prices increased across all product groups within the steel mills segment in the first quarter of 2021 as compared to the first quarter of 2020.

Outside sales tonnage for the steel products segment for the first quarter of 2021 and 2020 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020	% Change
Joist sales	172	131	31%
Deck sales	135	125	8%
Cold finished sales	132	126	5%
Rebar fabrication sales	282	311	-9%
Piling products sales	136	180	-24%
Tubular products sales	250	287	-13%
Other steel products sales	100	99	1%
Total steel products sales	1,207	1,259	-4%

Net sales for the steel products segment increased 5% in the first quarter of 2021 compared to the first quarter of 2020, due primarily to a 9% increase in the average sales price per ton from $1,372 to $1,499 which was partially offset by a 4% decrease in tons sold to outside customers. Average selling price per ton increased across most businesses within the steel products segment in the first quarter of 2021 as compared to the first quarter of 2020, most notably at our tubular products businesses.

Net sales for the raw materials segment increased 58% in the first quarter of 2021 compared to the first quarter of 2020, due primarily to increased average selling prices and volumes at DJJ’s brokerage and scrap processing operations. In the first quarter of both 2021 and 2020, approximately 88% of outside sales for the raw materials segment were from the brokerage operations of DJJ and approximately 9% of outside sales were from the scrap processing operations of DJJ.

Gross Margins

Nucor recorded gross margins of $1.62 billion (23%) in the first quarter of 2021, which was a significant increase compared with $629.3 million (11%) in the first quarter of 2020.

•

The primary driver for the increase in gross margins in the first quarter of 2021 as compared to the first quarter of 2020 was increased metal margin in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. Backlogs for the steel mills segment were strong at the end of the first quarter of 2021.

Partially offsetting the previously mentioned increase in the average selling price of steel in the first quarter of 2021 as compared to the first quarter of 2020 was increased scrap and scrap substitute costs. The average scrap and scrap substitute cost per gross ton used in the first quarter of 2021 was $405, a 38% increase compared to $293 in the first quarter of 2020.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices have increased dramatically since the beginning of 2021 and we expect continued volatility in scrap prices as we begin the second quarter.

•

Pre-operating and start-up costs of new facilities decreased to approximately $19 million in the first quarter of 2021 from approximately $29 million in the first quarter of 2020. The decrease in pre-operating and start-up costs was primarily due to the completion of the bar mills in Missouri and Florida. Pre-operating and start-up costs in the first quarter of 2021 included costs related to the plate mill being built in Kentucky, the sheet mill expansion in Kentucky, the merchant bar quality mill expansion at our bar mill in Illinois and the sheet mill expansion in Arkansas. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment increased in the first quarter of 2021 as compared to the first quarter of 2020. The primary driver was the increased margins at our tubular products, rebar and cold finish businesses that were partially offset by decreased margins at our deck, building systems and piling businesses. The largest increase in gross margin was at our tubular products business. Led by large commercial, warehouse and data center projects, demand in nonresidential construction markets continues to be healthy. As we enter the second quarter of 2021, backlogs for the steel products segment are strong.

•

Gross margins in the raw materials segment significantly increased in the first quarter of 2021 as compared to the first quarter of 2020, primarily due to rising raw materials selling prices and margin expansion. The largest improvement in gross margins in the first quarter of 2021 as compared to the first quarter of 2020 was at our

DRI facilities. The profitability of DJJ’s brokerage and scrap processing operations also significantly increased in the first quarter of 2021 as compared to the first quarter of 2020.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $136.1 million in the first quarter of 2021 as compared to the first quarter of 2020. This increase was due to Nucor’s increased profitability in the first quarter of 2021 as compared to the prior year period, which resulted in significantly increased accruals related to profit sharing.

Equity in (Earnings) Losses of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $13.2 million in the first quarter of 2021, which compared to equity in losses of unconsolidated affiliates of $0.8 million in the first quarter of 2020. The increase in equity method investment earnings from the first quarter of 2020 to the first quarter of 2021 was primarily due to increased earnings at NuMit.

Losses on Assets

Included in the first quarter of 2021 earnings were losses on assets of $6.7 million in the steel products segment.

Included in the first quarter of 2020 earnings were losses on assets of $287.8 million related to our equity method investment in Duferdofin Nucor that we have since exited. Nucor determined that a triggering event occurred in the first quarter of 2020 due to adverse developments in the joint venture’s commercial outlook, which were exacerbated by the COVID‐19 pandemic, all of which negatively impacted the joint venture’s strategic direction.

Interest Expense (Income)

Net interest expense for the first quarter of 2021 and 2020 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 3, 2021	April 4, 2020
Interest expense	$40,970	$47,596
Interest income	(1,326)	(6,686)
Interest expense, net	$39,644	$40,910

Interest expense decreased in the first quarter of 2021 compared to the first quarter of 2020 due primarily to an increase in capitalized interest. Interest income decreased in the first quarter of 2021 compared to the first quarter of 2020 due to a decrease in average interest rates on investments.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests

Earnings (loss) before income taxes and noncontrolling interests by segment for the first quarter of 2021 and 2020 were as follows (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months
	(13 Weeks) Ended
	April 3, 2021	April 4, 2020
Steel mills	$1,314,974	$156,506
Steel products	211,812	162,559
Raw materials	223,235	(7,911)
Corporate/eliminations	(451,775)	(164,857)
	$1,298,246	$146,297

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the first quarter of 2021 as compared to the first quarter of 2020 was primarily due to the increased earnings of NYS, which was a result of the increased metal margin per ton in the first quarter of 2021 as compared to the first quarter of 2020. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of both 2021 and 2020, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners.

Provision for Income Taxes

The effective tax rate for the first quarter of 2021 was 23.9% as compared to 62.8% for the first quarter of 2020. The effective tax rate for the first quarter of 2020 was elevated, relative to the first quarter of 2021, primarily due to a $250.0 million non-cash impairment charge to an equity method investment which had no corresponding impact to the provision for income taxes. The expected effective tax rate for the full year of 2021 is approximately 23.6%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $53.0 million at April 3, 2021, exclusive of interest, could decrease by as much as $5.0 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

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

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported consolidated net earnings of $942.4 million, or $3.10 per diluted share, in the first quarter of 2021 as compared to consolidated net earnings of $20.3 million, or $0.07 per diluted share, in the first quarter of 2020. Net earnings attributable to Nucor stockholders as a percentage of net sales were 13.4% and 0.4% in the first quarter of 2021 and 2020, respectively. Annualized return on average stockholders’ equity was 33.9% and 0.8% in the first quarter of 2021 and 2020, respectively.

Outlook

We expect earnings in the second quarter of 2021 to be the highest quarterly earnings in Nucor history, surpassing the record set in the first quarter of 2021. The primary drivers for the expected increase in earnings in the second quarter of 2021 as compared to the first quarter of 2021 are improved pricing and margins in the steel mills segment. The segment’s largest increases in performance are expected at our sheet and plate mills. The steel products segment is expected to have another strong quarter in the second quarter of 2021 that will be comparable to the first quarter of 2021. The profitability of the raw materials segment is expected to decrease in the second quarter of 2021 as compared to the first quarter of 2021 due to rising raw materials input costs.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the first quarter of 2021 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

Liquidity and Capital Resources

Nucor operates a capital-intensive business in highly cyclical markets. We therefore utilize conservative financial practices that maximize our financial strength during economic downturns like the one we experienced as a result of the COVID-19 pandemic. Our liquidity position, consisting of cash and cash equivalents, short-term investments and restricted cash and cash equivalents, remained strong at $2.98 billion as of April 3, 2021. Additionally, Nucor has no significant debt maturities until September 2022.

We believe that our conservative financial practices have served us well in the past and are serving us well today. Nucor’s financial strength allows for a consistent, balanced approach to capital allocation throughout the business cycle.

Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to return capital to our stockholders through cash dividends and share repurchases. We intend to return a minimum of 40% of our net earnings to our stockholders, while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. In September 2018, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $2.00 billion of its common stock. As of April 3, 2021, the Company had approximately $857.5 million remaining for share repurchases under the program.

Cash provided by operating activities was $530.4 million in the first quarter of 2021 as compared to $201.2 million in the first quarter of 2020. Net earnings improved by $933.1 million over the prior year period. Included in the first quarter of 2020 was a non-cash loss on assets of $287.8 million related to our previously held equity method investment in Duferdofin Nucor. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $734.2 million in the first quarter of 2021 compared with $366.7 million in the first quarter of 2020. The funding of our working capital in the first quarter of 2021 increased over the first quarter of 2020 mainly due to larger increases in inventories and accounts receivable from year-end 2020 than the increase from year-end 2019 to the end of the first quarter of 2020. Inventories increased due to a 27% increase in the cost of scrap and scrap substitutes in inventory on hand from year-end 2020 to the end of the first quarter of 2021, as compared to a 4% increase in the cost of scrap and scrap substitutes during the same prior year period. Accounts receivable increased in the first quarter of 2021 from the fourth quarter of 2020 due to a 21% increase in composite sales price for the quarter and an 11% increase in tons shipped to outside customers, whereas the first quarter of 2020 saw a similar increase in tons shipped to outside customers from year-end 2019, but composite sales price was flat quarter-over-quarter.

The current ratio was 3.5 at the end of the first quarter of 2021 and 3.6 at year-end 2020. The current ratio decreased slightly due to the following: a 38% decrease in other current assets, most notably the federal income tax receivable; a 16% increase in accounts payable driven by the previously discussed increased inventory costs; and a 14% increase in salaries, wages and related accruals due to increased profit sharing accruals resulting from the increased earnings of the Company. Partially offsetting these items were a 23% and 22% increase in accounts receivable and inventories, respectively, due to the previously discussed increases in inventory costs and selling prices. In the first three months of both 2021 and 2020, accounts receivable turned approximately every five weeks and inventories turned approximately every 10 weeks.

Cash used in investing activities during the first three months of 2021 was $302.0 million as compared to $254.9 million in the prior year period. Nucor purchased $214.4 million of investments in the first three months of 2021, as opposed to $24.7 million in the first three months of 2020. Offsetting the increase in cash used for purchasing investments was a 25%, or $103.0 million, decrease in capital expenditures during the first quarter of 2021 as compared to the first quarter of 2020. The decrease in capital expenditures was primarily related to completion of three significant strategic growth projects in 2020: the micro mill in Sedalia, Missouri; the rolling mill upgrade in Kankakee, Illinois; and the micro mill in Frostproof, Florida. The first quarter of 2021 also benefitted from an additional $41.0 million of cash provided by the sale of investments when compared to the prior year period.

Cash used in financing activities during the first three months of 2021 was $410.7 million as compared to $228.6 million in the prior year period. Stock repurchases were $301.9 million in the first three months of 2021 as compared to $39.5 million in the first three months of 2020. Offsetting the increase in cash used for acquisition of stock was $107.5 million of proceeds from the exercise of stock options.

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

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 3, 2021, our funded debt to total capital ratio was 31% and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of April 3, 2021.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Capital expenditures for 2021 are estimated to be around $2.00 billion as compared to $1.53 billion in 2020. The projects that we anticipate will have the largest capital expenditures in 2021 are the hot band galvanizing line at Nucor Steel Arkansas, the sheet mill expansion at Nucor Steel Gallatin, and the plate mill under construction in Brandenburg, Kentucky.

In February 2021, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.405 per share payable on May 11, 2021 to stockholders of record on March 31, 2021. This dividend is Nucor’s 192nd consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2020. There were no interest rate swaps outstanding at April 3, 2021.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At April 3, 2021, accumulated other comprehensive loss, net of income taxes included $3.2 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at April 3, 2021, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$5,228	$13,069
Aluminum	$5,772	$14,431
Copper	$4,390	$10,995

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at April 3, 2021 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no proceedings that were pending or contemplated under federal, state or local environmental laws that the Company reasonably believes may result in monetary sanctions of at least $1.0 million (the threshold chosen by Nucor as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, and which Nucor believes is reasonably designed to result in disclosure of any such proceeding that is material to its business or financial condition).

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended April 3, 2021 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2021 - January 30, 2021	-	-	-	$1,159,357
January 31, 2021 - February 27, 2021	5,380	$56.11	5,380	857,485
February 28, 2021 - April 3, 2021	-	-	-	857,485
For the Quarter Ended April 3, 2021	5,380		5,380

(1)	Includes commissions of $0.02 per share.
(2)

On September 6, 2018, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $2.00 billion of the Company’s common stock and terminated any previously authorized share repurchase program. The share repurchase authorization is discretionary and has no expiration date.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws of Nucor Corporation, as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))

10	Executive Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed January 5, 2021 (File No. 001-04119)) (#)

10.1	Executive Employment Agreement of Douglas J. Jellison (incorporated by reference to Exhibit 10(xxx) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10.2	Executive Employment Agreement of Gregory J. Murphy (incorporated by reference to Exhibit 10(xxxi) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10.3	Executive Employment Agreement of Daniel R. Needham (incorporated by reference to Exhibit 10(xxxii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10.4	Executive Employment Agreement of K. Rex Query (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 3, 2021, filed May 12, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 3, 2021, filed on May 12, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive
Vice President

Dated: May 12, 2021