Form 10-Q
period 2021-07-03
NUCOR CORP
filed 2021-08-11
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

293,694,534 shares of the registrant’s common stock were outstanding at July 3, 2021.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended July 3, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales	$8,789,164	$4,327,306	$15,806,304	$9,951,643
Costs, expenses and other:
Cost of products sold	6,315,661	3,949,347	11,710,364	8,944,416
Marketing, administrative and other expenses	387,070	142,017	678,194	295,409
Equity in (earnings) losses of unconsolidated affiliates	(19,403)	14,078	(32,642)	14,901
Losses on assets	44,308	5,000	50,970	292,846
Interest expense, net	35,780	35,807	75,424	76,717
	6,763,416	4,146,249	12,482,310	9,624,289
Earnings before income taxes and noncontrolling interests	2,025,748	181,057	3,323,994	327,354
Provision for income taxes	454,289	47,904	765,021	139,822
Net earnings	1,571,459	133,153	2,558,973	187,532
Earnings attributable to noncontrolling interests	64,591	24,272	109,673	58,320
Net earnings attributable to Nucor stockholders	$1,506,868	$108,881	$2,449,300	$129,212
Net earnings per share:
Basic	$5.05	$0.36	$8.14	$0.42
Diluted	$5.04	$0.36	$8.13	$0.42
Average shares outstanding:
Basic	296,817	302,921	299,359	302,915
Diluted	297,529	302,933	299,738	302,932

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net earnings	$1,571,459	$133,153	$2,558,973	$187,532
Other comprehensive income:
Net unrealized income (loss) on hedging derivatives, net of income taxes of $2,600 and $200 for the second quarter of 2021 and 2020, respectively, and $3,000 and $(600) for the first six months of 2021 and 2020, respectively	8,204	757	9,203	(1,499)
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of $0 and $900 for the second quarter of 2021 and 2020, respectively, and $100 and $1,600 for the first six months of 2021 and 2020, respectively	196	2,543	697	4,599
Foreign currency translation gain (loss), net of income taxes of $0 for the second quarter and first six months of 2021 and 2020	21,431	23,491	35,232	(40,970)
	29,831	26,791	45,132	(37,870)
Comprehensive income	1,601,290	159,944	2,604,105	149,662
Comprehensive income attributable to noncontrolling interests	64,591	24,272	109,673	58,320
Comprehensive income attributable to Nucor stockholders	$1,536,699	$135,672	$2,494,432	$91,342

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,722,656	$2,639,671
Short-term investments	398,409	408,004
Accounts receivable, net	3,399,076	2,298,850
Inventories, net	5,240,750	3,569,089
Other current assets	295,048	573,048
Total current assets	12,055,939	9,488,662
Property, plant and equipment, net	7,235,536	6,899,110
Restricted cash and cash equivalents	84,350	115,258
Goodwill	2,241,558	2,229,672
Other intangible assets, net	627,201	668,021
Other assets	750,998	724,671
Total assets	$22,995,582	$20,125,394
LIABILITIES
Current liabilities:
Short-term debt	$100,686	$57,906
Current portion of long-term debt and finance lease obligations	12,027	10,885
Accounts payable	2,204,137	1,432,159
Salaries, wages and related accruals	850,396	462,727
Accrued expenses and other current liabilities	712,704	664,183
Total current liabilities	3,879,950	2,627,860
Long-term debt and finance lease obligations due after one year	5,275,496	5,271,789
Deferred credits and other liabilities	1,130,485	993,884
Total liabilities	10,285,931	8,893,533
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,117,155	2,121,288
Retained earnings	13,550,406	11,343,852
Accumulated other comprehensive loss, net of income taxes	(73,729)	(118,861)
Treasury stock	(3,491,915)	(2,709,675)
Total Nucor stockholders' equity	12,253,978	10,788,665
Noncontrolling interests	455,673	443,196
Total equity	12,709,651	11,231,861
Total liabilities and equity	$22,995,582	$20,125,394

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020
Operating activities:
Net earnings	$2,558,973	$187,532
Adjustments:
Depreciation	362,492	349,691
Amortization	41,858	42,165
Stock-based compensation	66,729	39,101
Deferred income taxes	102,367	90,515
Distributions from affiliates	180	2,000
Equity in (earnings) losses of unconsolidated affiliates	(32,642)	14,901
Losses on assets	50,970	292,846
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(1,093,021)	264,424
Inventories	(1,673,962)	464,004
Accounts payable	726,649	(272,910)
Federal income taxes	290,287	26,145
Salaries, wages and related accruals	385,265	(142,388)
Other operating activities	97,041	(8,058)
Cash provided by operating activities	1,883,186	1,349,968
Investing activities:
Capital expenditures	(702,378)	(777,317)
Investment in and advances to affiliates	(169)	(9,756)
Disposition of plant and equipment	10,665	17,652
Acquisitions (net of cash acquired)	300	794
Purchase of investments	(357,917)	(222,500)
Proceeds from the sale of investments	367,512	275,067
Other investing activities	587	1,132
Cash used in investing activities	(681,400)	(714,928)
Financing activities:
Net change in short-term debt	42,780	2,208
Proceeds from long-term debt, net of discount	-	1,074,995
Repayment of long-term debt	-	(77,150)
Bond issuance related costs	-	(6,250)
Proceeds from exercise of stock options	128,800	-
Payment of tax withholdings on certain stock-based compensation	(64,416)	(17,263)
Distributions to noncontrolling interests	(97,196)	(62,965)
Cash dividends	(246,539)	(245,619)
Acquisition of treasury stock	(916,145)	(39,499)
Other financing activities	(5,072)	(4,645)
Cash (used in) provided by financing activities	(1,157,788)	623,812
Effect of exchange rate changes on cash	8,079	(4,268)
Increase in cash and cash equivalents and restricted cash and cash equivalents	52,077	1,254,584
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	2,754,929	1,534,605
Cash and cash equivalents and restricted cash and cash equivalents - end of six months	$2,807,006	$2,789,189
Non-cash investing activity:
Change in accrued plant and equipment purchases	$44,754	$(25,897)

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

2. Inventories

Inventories consisted of approximately 48% raw materials and supplies and 52% finished and semi-finished products at July 3, 2021 (42% and 58%, respectively, at December 31, 2020). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $10.20 billion at July 3, 2021 ($9.86 billion at December 31, 2020).

Nucor reviews its natural gas well assets for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. Nucor last assessed its proved producing natural gas well assets in the fourth quarter of 2020 due to the continued low-price natural gas pricing environment. After completing its assessment, Nucor determined that as of such time there were no impairments of any of its three groups of proved well assets. Changes in the natural gas industry or a prolonged low-price environment beyond what has already been assumed in the assessments could cause management to revise the natural gas and natural gas liquids price assumptions, the estimated reserves or the estimated lease operating costs. Therefore, it is reasonably possible that unfavorable revisions to these assumptions or estimates could result in further impairment of some or all of the groups of proved well assets. The combined carrying value of the three groups of wells was $68.4 million at July 3, 2021 ($71.7 million at December 31, 2020).

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

In the second quarter of 2021, Nucor made the decision that it would not develop a portion of its unproved oil and natural gas properties (“Portion A”) within the contractually specified time period related to Portion A. As a result of this decision, the Company will forfeit its leasehold rights for Portion A. The Company recorded a charge of $42.0 million to write off the value of Portion A that is included in losses on assets on the condensed consolidated statements of earnings for the three months and six months ended July 3, 2021. The decision not to develop Portion A was heavily influenced by the approaching deadline to commence development combined with Portion A’s expected near-term profitability not achieving management’s desired returns relative to the cost of development. A significant portion of the Company’s remaining leasehold interest in unproved oil and natural gas properties are already supported by active drilling on the properties or have various contractually specified time periods to drill new wells that expire later than the time period for Portion A. Accordingly, management does not believe the value assigned to those portions needs to be evaluated at this time. The carrying value of the remaining portions of unproved oil and natural gas properties was $96.0 million at July 3, 2021.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the six months ended July 3, 2021 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2020	$612,470	$887,625	$729,577	$2,229,672
Acquisitions	705	-	-	705
Other	-	(129)	-	(129)
Translation	-	11,310	-	11,310
Balance at July 3, 2021	$613,175	$898,806	$729,577	$2,241,558

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2020 and concluded that as of such time there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2020 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections in future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 99% in the most recent assessment. The reporting unit was profitable in 2020 and we expect it to be profitable in 2021. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $374.1 million as of July 3, 2021 ($364.3 million as of December 31, 2020). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $55.2 million as of July 3, 2021 ($58.8 million as of December 31, 2020). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

The annual assessment performed in 2020 for one of the Company’s reporting units, Grating, used forward-looking projections and included continued positive future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 88% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Grating reporting unit was $37.4 million as of July 3, 2021 ($37.0 million as of December 31, 2020).

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of July 3, 2021 and December 31, 2020 (in thousands):

	July 3, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,422,758	$874,016	$1,421,962	$838,443
Trademarks and trade names	162,608	103,933	162,365	100,000
Other	63,821	44,037	63,822	41,685
	$1,649,187	$1,021,986	$1,648,149	$980,128

Intangible asset amortization expense in the second quarter of 2021 and 2020 was $20.8 million and $20.7 million, respectively, and $41.9 million and $42.2 million in the first six months of 2021 and 2020, respectively. Annual amortization expense is estimated to be $82.7 million in 2021; $81.1 million in 2022; $80.4 million in 2023; $79.6 million in 2024; and $78.6 million in 2025.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $181.1 million at July 3, 2021 ($210.5 million at December 31, 2020). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $120.1 million at July 3, 2021 ($123.9 million at December 31, 2020).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of July 3, 2021 and December 31, 2020 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 3, 2021
Assets:
Cash equivalents	$2,204,795	$2,204,795	$-	$-
Short-term investments	398,409	398,409	-	-
Restricted cash and cash equivalents	84,350	84,350	-	-
Derivative contracts	6,800	-	6,800	-
Total assets	$2,694,354	$2,687,554	$6,800	$-
Liabilities:
Derivative contracts	$(4,730)	$-	$(4,730)	$-
As of December 31, 2020
Assets:
Cash equivalents	$2,186,820	$2,186,820	$-	$-
Short-term investments	408,004	408,004	-	-
Restricted cash and cash equivalents	115,258	115,258	-	-
Total assets	$2,710,082	$2,710,082	$-	$-
Liabilities:
Derivative contracts	$(14,361)	$-	$(14,361)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at July 3, 2021 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. There were no transfers between the levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $5.90 billion at July 3, 2021 ($6.05 billion at December 31, 2020). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 3, 2021 and December 31, 2020, or similar debt with the same maturities, ratings and interest rates.

7. Contingencies

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $14.2 million of accrued environmental costs at July 3, 2021 ($16.0 million at December 31, 2020), $2.9 million was classified in accrued expenses and other current liabilities ($5.6 million at December 31, 2020) and $11.3 million was classified in deferred credits and other liabilities ($10.4 million at December 31, 2020). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations, legal standards and enforcement priorities.

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

8. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved an amendment and restatement of the Omnibus Plan on May 14, 2020. The Omnibus Plan, as amended and restated, permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19.0 million shares of the Company’s common stock. As of July 3, 2021, 7.0 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of July 3, 2021, 0.5 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first six months of 2021 is as follows (shares in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	3,916	$50.03
Granted	138	$110.74
Exercised	(2,554)	$50.43		$49,707
Canceled	-	$-
Outstanding at July 3, 2021	1,500	$54.92	6.6 years	$64,347
Stock options exercisable at July 3, 2021	837	$53.86	4.8 years	$35,916

For the 2021 stock option grant, the grant date fair value of $32.30 per share was calculated using the Black-Scholes options pricing model with the following assumptions:

Exercise price	$110.74
Expected dividend yield	1.46%
Expected stock price volatility	32.86%
Risk-free interest rate	1.28%
Expected life (years)	6.5

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $2.6 million and $1.8 million in the second quarter of 2021 and 2020, respectively, and $2.9 million and $2.1 million in the first six months of 2021 and 2020, respectively. As of July 3, 2021, unrecognized compensation expense related to stock options was $4.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity for the first six months of 2021 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,830	$47.33
Granted	397	$110.74
Vested	(902)	$57.40
Canceled	(52)	$47.62
Unvested at July 3, 2021	1,273	$59.97

Compensation expense for RSUs was $22.7 million and $26.8 million in the second quarter of 2021 and 2020, respectively, and $32.0 million and $36.8 million in the first six months of 2021 and 2020, respectively. As of July 3, 2021, unrecognized compensation expense related to unvested RSUs was $63.6 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first six months of 2021 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	127	$49.94
Granted	262	$65.61
Vested	(240)	$63.10
Canceled	(9)	$48.75
Unvested at July 3, 2021	140	$56.77

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $21.6 million and $2.8 million in the second quarter of 2021 and 2020, respectively, and $31.8 million and $2.5 million in the first six months of 2021 and 2020, respectively. As of July 3, 2021, unrecognized compensation expense related to unvested restricted stock awards was $2.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $192.4 million and $20.4 million in the second quarter of 2021 and 2020, respectively, and $321.3 million and $32.0 million in the first six months of 2021 and 2020, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the second quarter and first six months of 2021 and 2020 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Interest expense	$37,661	$38,849	$78,631	$86,445
Interest income	(1,881)	(3,042)	(3,207)	(9,728)
Interest expense, net	$35,780	$35,807	$75,424	$76,717

11. Income Taxes

The effective tax rate for the second quarter of 2021 was 22.4% compared to 26.5% for the second quarter of 2020. The effective tax rate for the second quarter of 2020 was elevated, relative to the second quarter of 2021, primarily due to a $5.3 million unfavorable non-cash, out-of-period adjustment to deferred tax balances. The out-of-period adjustment was not material to any previously reported period.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2019 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2014 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $701.9 million at July 3, 2021 ($596.4 million at December 31, 2020).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%, for the three months and six months ended July 3, 2021 and July 4, 2020 (in thousands):

		Three Months (13 Weeks) Ended July 3, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 3, 2021	$11,861,723	380,154	$152,061	$2,160,909	$12,163,626	$(103,560)	80,912	$(2,925,796)	$11,447,240	$414,483
Net earnings	1,571,459	-	-	-	1,506,868	-	-	-	1,506,868	64,591
Other comprehensive income (loss)	29,831	-	-	-	-	29,831	-	-	29,831	-
Stock options exercised	21,276	-	-	5,337	-	-	(419)	15,939	21,276	-
Stock option expense	2,575	-	-	2,575	-	-	-	-	2,575	-
Issuance of stock under award plans, net of forfeitures	(18,338)	-	-	(50,566)	-	-	(799)	32,228	(18,338)	-
Amortization of unearned compensation	(1,100)	-	-	(1,100)	-	-	-	-	(1,100)	-
Treasury stock acquired	(614,286)	-	-	-	-	-	6,765	(614,286)	(614,286)	-
Cash dividends declared	(120,088)	-	-	-	(120,088)	-	-	-	(120,088)	-
Distributions to noncontrolling interests	(23,401)	-	-	-	-	-	-	-	-	(23,401)
BALANCES, July 3, 2021	$12,709,651	380,154	$152,061	$2,117,155	$13,550,406	$(73,729)	86,459	$(3,491,915)	$12,253,978	$455,673

		Six Months (26 Weeks) Ended July 3, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
Net earnings	2,558,973	-	-	-	2,449,300	-	-	-	2,449,300	109,673
Other comprehensive income (loss)	45,132	-	-	-	-	45,132	-	-	45,132	-
Stock options exercised	128,800	-	-	35,825	-	-	(2,554)	92,975	128,800	-
Stock option expense	2,908	-	-	2,908	-	-	-	-	2,908	-
Issuance of stock under award plans, net of forfeitures	(2,736)	-	-	(43,666)	-	-	(1,041)	40,930	(2,736)	-
Amortization of unearned compensation	800	-	-	800	-	-	-	-	800	-
Treasury stock acquired	(916,145)	-	-	-	-	-	12,145	(916,145)	(916,145)	-
Cash dividends declared	(242,746)	-	-	-	(242,746)	-	-	-	(242,746)	-
Distributions to noncontrolling interests	(97,196)	-	-	-	-	-	-	-	-	(97,196)
BALANCES, July 3, 2021	$12,709,651	380,154	$152,061	$2,117,155	$13,550,406	$(73,729)	86,459	$(3,491,915)	$12,253,978	$455,673

		Three Months (13 Weeks) Ended July 4, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 4, 2020	$10,596,069	380,154	$152,061	$2,119,370	$11,012,690	$(367,627)	79,019	$(2,748,290)	$10,168,204	$427,865
Net earnings	133,153	-	-	-	108,881	-	-	-	108,881	24,272
Other comprehensive income (loss)	26,791	-	-	-	-	26,791	-	-	26,791	-
Stock option expense	1,864	-	-	1,864	-	-	-	-	1,864	-
Issuance of stock under award plans, net of forfeitures	11,618	-	-	(14,827)	-	-	(760)	26,445	11,618	-
Amortization of unearned compensation	500	-	-	500	-	-	-	-	500	-
Cash dividends declared	(123,038)	-	-	-	(123,038)	-	-	-	(123,038)	-
Distributions to noncontrolling interests	(23,472)	-	-	-	-	-	-	-	-	(23,472)
BALANCES, July 4, 2020	$10,623,485	380,154	$152,061	$2,106,907	$10,998,533	$(340,836)	78,259	$(2,721,845)	$10,194,820	$428,665

		Six Months (26 Weeks) Ended July 4, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2019	$10,791,176	380,154	$152,061	$2,107,646	$11,115,056	$(302,966)	78,342	$(2,713,931)	$10,357,866	$433,310
Net earnings	187,532	-	-	-	129,212	-	-	-	129,212	58,320
Other comprehensive income (loss)	(37,870)	-	-	-	-	(37,870)	-	-	(37,870)	-
Stock option expense	2,139	-	-	2,139	-	-	-	-	2,139	-
Issuance of stock under award plans, net of forfeitures	27,807	-	-	(3,778)	-	-	(908)	31,585	27,807	-
Amortization of unearned compensation	900	-	-	900	-	-	-	-	900	-
Treasury stock acquired	(39,499)	-	-	-	-	-	825	(39,499)	(39,499)	-
Cash dividends declared	(245,735)	-	-	-	(245,735)	-	-	-	(245,735)	-
Distributions to noncontrolling interests	(62,965)	-	-	-	-	-	-	-	-	(62,965)
BALANCES, July 4, 2020	$10,623,485	380,154	$152,061	$2,106,907	$10,998,533	$(340,836)	78,259	$(2,721,845)	$10,194,820	$428,665

Dividends declared per share were $0.405 per share in the second quarter of 2021 ($0.4025 per share in the second quarter of 2020) and $0.81 per share in the first six months of 2021 ($0.805 per share in the first six months of 2020).

On May 13, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $3.00 billion of the Company’s common stock and terminated any previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of July 3, 2021, the Company had approximately $2.80 billion remaining available for share repurchases under its newly authorized program.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and six months ended July 3, 2021 and July 4, 2020 (in thousands):

	Three-Month (13-Week) Period Ended
	July 3, 2021
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 3, 2021	$(3,200)	$(107,026)	$6,666	$(103,560)
Other comprehensive income (loss) before reclassifications	8,204	21,431	-	29,635
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	196	-	-	196
Net current-period other comprehensive income (loss)	8,400	21,431	-	29,831
Accumulated other comprehensive income (loss) at July 3, 2021	$5,200	$(85,595)	$6,666	$(73,729)

	Six-Month (26-Week) Period Ended
	July 3, 2021

	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)
Other comprehensive income (loss) before reclassifications	9,203	35,232	-	44,435
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	697	-	-	697
Net current-period other comprehensive income (loss)	9,900	35,232	-	45,132
Accumulated other comprehensive income (loss) at July 3, 2021	$5,200	$(85,595)	$6,666	$(73,729)

(1)   Includes $196 and $697 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2021, respectively. The tax impact of those reclassifications was $0 and $100 in the second quarter and first six months of 2021, respectively.

	Three-Month (13-Week) Period Ended
	July 4, 2020
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 4, 2020	$(14,200)	$(361,234)	$7,807	$(367,627)
Other comprehensive income (loss) before reclassifications	757	23,491	-	24,248
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	2,543	-	-	2,543
Net current-period other comprehensive income (loss)	3,300	23,491	-	26,791
Accumulated other comprehensive income (loss) at July 4, 2020	$(10,900)	$(337,743)	$7,807	$(340,836)

	Six-Month (26-Week) Period Ended
	July 4, 2020

	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(14,000)	$(296,773)	$7,807	$(302,966)
Other comprehensive income (loss) before reclassifications	(1,499)	(40,970)	-	(42,469)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	4,599	-	-	4,599
Net current-period other comprehensive income (loss)	3,100	(40,970)	-	(37,870)
Accumulated other comprehensive income (loss) at July 4, 2020	$(10,900)	$(337,743)	$7,807	$(340,836)

(2)   Includes $2,543 and $4,599 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2020, respectively. The tax impact of those reclassifications was $900 and $1,600 in the second quarter and first six months of 2020, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, steel grating, tubular products businesses, piling products business, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“Nucor Steel Louisiana”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the second quarter and first six months of 2021 and 2020 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Net sales to external customers:
Steel mills	$5,909,909	$2,513,961	$10,518,686	$6,033,231
Steel products	2,241,107	1,523,168	4,051,162	3,250,022
Raw materials	638,148	290,177	1,236,456	668,390
	$8,789,164	$4,327,306	$15,806,304	$9,951,643
Intercompany sales:
Steel mills	$1,496,298	$663,244	$2,721,411	$1,532,336
Steel products	80,394	63,205	151,613	146,574
Raw materials	4,009,808	1,484,982	7,656,003	3,908,787
Corporate/eliminations	(5,586,500)	(2,211,431)	(10,529,027)	(5,587,697)
	$-	$-	$-	$-
Earnings (loss) before income taxes and noncontrolling interests:
Steel mills	$2,174,807	$150,424	$3,489,781	$306,930
Steel products	259,330	152,874	471,142	315,433
Raw materials	120,143	(1,389)	343,378	(9,300)
Corporate/eliminations	(528,532)	(120,852)	(980,307)	(285,709)
	$2,025,748	$181,057	$3,323,994	$327,354

	July 3, 2021	Dec. 31, 2020
Segment assets:
Steel mills	$11,734,231	$9,708,260
Steel products	5,342,505	4,461,042
Raw materials	3,876,540	3,324,489
Corporate/eliminations	2,042,306	2,631,603
	$22,995,582	$20,125,394

15. Revenue

The following tables disaggregate our revenue by major source for the second quarter and first six months of 2021 and 2020 (in thousands):

	Three Months (13 Weeks) Ended July 3, 2021				Six Months (26 Weeks) Ended July 3, 2021
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$3,104,304	$-	$-	$3,104,304	$5,455,759	$-	$-	$5,455,759
Bar	1,515,115	-	-	1,515,115	2,776,157	-	-	2,776,157
Structural	619,541	-	-	619,541	1,096,736	-	-	1,096,736
Plate	670,949	-	-	670,949	1,190,034	-	-	1,190,034
Tubular Products	-	512,503	-	512,503	-	887,156	-	887,156
Rebar Fabrication	-	480,727	-	480,727	-	867,284	-	867,284
Other Steel Products	-	1,247,877	-	1,247,877	-	2,296,722	-	2,296,722
Raw Materials	-	-	638,148	638,148	-	-	1,236,456	1,236,456
	$5,909,909	$2,241,107	$638,148	$8,789,164	$10,518,686	$4,051,162	$1,236,456	$15,806,304

	Three Months (13 Weeks) Ended July 4, 2020				Six Months (26 Weeks) Ended July 4, 2020
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,065,004	$-	$-	$1,065,004	$2,643,433	$-	$-	$2,643,433
Bar	811,054	-	-	811,054	1,873,720	-	-	1,873,720
Structural	347,258	-	-	347,258	797,757	-	-	797,757
Plate	290,645	-	-	290,645	718,321	-	-	718,321
Tubular Products	-	250,311	-	250,311	-	555,368	-	555,368
Rebar Fabrication	-	413,916	-	413,916	-	837,232	-	837,232
Other Steel Products	-	858,941	-	858,941	-	1,857,422	-	1,857,422
Raw Materials	-	-	290,177	290,177	-	-	668,390	668,390
	$2,513,961	$1,523,168	$290,177	$4,327,306	$6,033,231	$3,250,022	$668,390	$9,951,643

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $159.2 million as of July 3, 2021 ($120.2 million as of December 31, 2020), and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the second quarter and first six months of 2021 and 2020 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Basic net earnings per share:
Basic net earnings	$1,506,868	$108,881	$2,449,300	$129,212
Earnings allocated to participating securities	(6,676)	(792)	(12,426)	(1,423)
Net earnings available to common stockholders	$1,500,192	$108,089	$2,436,874	$127,789
Basic average shares outstanding	296,817	302,921	299,359	302,915
Basic net earnings per share	$5.05	$0.36	$8.14	$0.42
Diluted net earnings per share:
Diluted net earnings	$1,506,868	$108,881	$2,449,300	$129,212
Earnings allocated to participating securities	(6,649)	(792)	(12,385)	(1,423)
Net earnings available to common stockholders	$1,500,219	$108,089	$2,436,915	$127,789
Diluted average shares outstanding:
Basic average shares outstanding	296,817	302,921	299,359	302,915
Dilutive effect of stock options and other	712	12	379	17
	297,529	302,933	299,738	302,932
Diluted net earnings per share	$5.04	$0.36	$8.13	$0.42

The following stock options were excluded from the computation of diluted net earnings per share for the second quarter and first six months of 2021 and 2020 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Anti-dilutive stock options:
Weighted-average shares	52	3,749	152	3,724
Weighted-average exercise price	$110.74	$50.69	$73.47	$51.04

17. Subsequent Events

On August 9, 2021, Nucor acquired Cornerstone Building Brands, Inc.’s insulated metal panels (“IMP”) business for a cash purchase price of approximately $1 billion, subject to customary adjustments. The Company believes this acquisition is strategically important and will broaden value-added solutions Nucor is able to provide to targeted end markets as the use of IMP products reduce energy usage and overall operations-related greenhouse gas emissions. The IMP business Nucor is acquiring has seven manufacturing facilities located throughout North America. These locations will complement the footprint of Nucor Buildings as well as the Company’s existing IMP business, Truecore.

On July 20, 2021, Nucor announced it had entered into an agreement to purchase Hannibal Industries, Inc. for a cash purchase price of approximately $370 million. Hannibal Industries is a leading national provider of steel racking solutions to warehouses and serves the e-commerce, industrial, food storage and retail segments. Hannibal Industries has manufacturing facilities in Los Angeles and Houston, as well as three distribution centers. The Company believes this acquisition is strategically important as it further deepens our ability to serve warehouse and distribution customers. We expect this transaction to close in August of 2021.

On August 4, 2021, Nucor became an obligor with respect to $197.0 million in 40-year variable-rate Green Bonds to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control (including waste recycling and waste reduction), of the construction of Nucor’s plate mill located in Brandenburg, Kentucky. The net proceeds from the debt issuance are being held in a trust account pending disbursement for the construction of the facility and will be accounted for as restricted cash. Funds will be disbursed from the trust account as qualified expenditures for the construction of the Brandenburg facility are made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this Quarterly Report on Form 10-Q, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including excess world capacity for steel production; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) the impact of the COVID-19 pandemic and any variants of the virus; and (15) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this report.

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

On August 9, 2021, Nucor acquired Cornerstone Building Brands, Inc.’s IMP business for a cash purchase price of approximately $1 billion, subject to customary adjustments. The Company believes this acquisition is strategically compelling and will broaden the value-added solutions that Nucor Buildings Group provides to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years and that the use of IMP products within them will also increase. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations-related greenhouse gas emissions for owners and lessees. The IMP business Nucor is acquiring is comprised of two industry leading brands, CENTRIA and Metl-Span, and has seven manufacturing facilities located throughout North America, complementing the Company’s existing IMP business, Truecore.

In addition, Nucor announced during July 2021 that it had entered into an agreement to purchase Hannibal Industries, Inc. for a cash purchase price of approximately $370 million. Hannibal Industries is a leading national provider of steel racking solutions to warehouses. We expect that Hannibal Industries’ business, serving customers in the e-commerce, industrial, food storage and retail segments, will also continue to grow in the coming years. Hannibal Industries has manufacturing facilities in Los Angeles and Houston, as well as three distribution centers. We expect this transaction to close in August of 2021.

Together, the Cornerstone Building Brands and Hannibal Industries acquisitions reflect Nucor’s strategy to target the fastest growing segments of steel intensive construction markets.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 96%, 76% and 77%, respectively, in the first six months of 2021 compared with approximately 79%, 69% and 62%, respectively, in the first six months of 2020.

Results of Operations

For the second quarter in a row, Nucor reported the most profitable quarter in the Company’s history. The Company reported record consolidated net earnings of $1.51 billion, or $5.04 per diluted share, in the second quarter of 2021. This surpassed the previous quarterly record for consolidated net earnings of $942.4 million, or $3.10 per diluted share, that was set in the first quarter of 2021.

All three operating segments continued to generate robust profitability in the second quarter of 2021. The steel mills segment and the steel products segment set new records for profitability in the second quarter of 2021, surpassing the previous record that was set in the first quarter of 2021. Overall strong demand across most of the end markets we serve is supporting higher average selling prices. In the steel mills segment, the greatest improvement in profitability in the second quarter of 2021 as compared to the first quarter of 2021 came from our sheet and plate mills. Our steel products segment continues to benefit from strong demand in nonresidential construction markets. Backlogs for our steel mills and steel products segments remain strong, which we believe indicates that these strong market conditions will continue into the third quarter of 2021. We expect the Company to set a new record for quarterly earnings in the third quarter of 2021.

Nucor reported consolidated net earnings of $108.9 million, or $0.36 per diluted share, in the second quarter of 2020, which were the lowest quarterly earnings that the Company reported in 2020. The onset of the COVID-19 pandemic late in the first quarter of 2020 had a major negative impact on the markets that we serve in the second quarter of 2020, causing customer production disruptions and generally lower shipment activity. However, nonresidential construction markets remained resilient, and conditions in the other markets we serve recovered over the remainder of 2020. The strong demand generated by the recovery combined with lean inventory levels across supply chains contributed to the dramatic increase in average selling prices in the second quarter of 2021 as compared to the second quarter of 2020.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in the second quarter and first six months of 2021 as compared to the second quarter and first six months of 2020.

Net Sales

Net sales to external customers by segment for the second quarter and first six months of 2021 and 2020 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	% Change	July 3, 2021	July 4, 2020	% Change
Steel mills	$5,909,909	$2,513,961	135%	$10,518,686	$6,033,231	74%
Steel products	2,241,107	1,523,168	47%	4,051,162	3,250,022	25%
Raw materials	638,148	290,177	120%	1,236,456	668,390	85%
Total net sales	$8,789,164	$4,327,306	103%	$15,806,304	$9,951,643	59%

Net sales for the second quarter of 2021 increased 103% from the second quarter of 2020. Average sales price per ton increased 49% from $790 in the second quarter of 2020 to $1,175 in the second quarter of 2021. Total tons shipped to outside customers in the second quarter of 2021 were 7,482,000 tons, a 37% increase from the second quarter of 2020.

Net sales for the first six months of 2021 increased 59% from the first six months of 2020. Average sales price per ton increased 37% from $786 in the first six months of 2020 to $1,078 in the first six months of 2021. Total tons shipped to outside customers in the first six months of 2021 were 14,658,000, a 16% increase from the first six months of 2020.

In the steel mills segment, sales tons for the second quarter and first six months of 2021 and 2020 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	% Change	July 3, 2021	July 4, 2020	% Change
Outside steel shipments	5,356	3,758	43%	10,546	8,940	18%
Inside steel shipments	1,378	1,011	36%	2,732	2,327	17%
Total steel shipments	6,734	4,769	41%	13,278	11,267	18%

Net sales for the steel mills segment increased 135% in the second quarter of 2021 from the second quarter of 2020, due primarily to a 65% increase in the average sales price per ton from $672 to $1,107 as well as a 43% increase in tons sold to outside customers. Average selling prices increased across all product groups within the steel mills segment in the second quarter of 2021 as compared to the second quarter of 2020.

Net sales for the steel mills segment increased 74% in the first six months of 2021 from the first six months of 2020, due to a 48% increase in the average sales price per ton from $677 to $1,001 and an 18% increase in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the second quarter and first six months of 2021 and 2020 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	% Change	July 3, 2021	July 4, 2020	% Change
Joist sales	167	122	37%	339	253	34%
Deck sales	130	111	17%	265	236	12%
Cold finished sales	128	75	71%	260	201	29%
Rebar fabrication sales	338	309	9%	620	620	-
Piling products sales	171	156	10%	307	336	-9%
Tubular products sales	269	249	8%	519	536	-3%
Other steel products sales	109	87	25%	209	186	12%
Total steel products sales	1,312	1,109	18%	2,519	2,368	6%

Net sales for the steel products segment increased 47% in the second quarter of 2021 compared to the second quarter of 2020, due to a 24% increase in the average sales price per ton from $1,372 to $1,708 and an 18% increase in tons sold to outside customers. Average selling prices increased across all businesses within the steel products segment in the second quarter of 2021 as compared to the second quarter of 2020, most notably at our tubular products businesses.

Net sales for the steel products segment increased 25% in the first six months of 2021 compared to the first six months of 2020, due to a 17% increase in the average sales price per ton from $1,372 to $1,608 and a 6% increase in tons sold to outside customers. Average selling prices increased across all businesses within the steel products segment in the first six months of 2021 as compared to the first six months of 2020, most notably at our tubular products businesses.

Net sales for the raw materials segment increased 120% and 85% in the second quarter and first six months of 2021, respectively, from the same prior year periods. The increases were due to increased average selling prices and volumes at DJJ’s brokerage and scrap processing operations. In the second quarter of 2021, approximately 90% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 9% of outside sales were from the scrap processing operations of DJJ (89% and 8%, respectively, in the second quarter of 2020). In the first six months of 2021, approximately 89% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 9% of outside sales were from the scrap processing operations of DJJ (88% and 8%, respectively, in the first six months of 2020).

Gross Margins

Nucor recorded gross margins of $2.47 billion (28%) in the second quarter of 2021, which was a significant increase compared with $378.0 million (9%) in the second quarter of 2020.

•

The primary driver for the increase in gross margins in the second quarter of 2021 as compared to the second quarter of 2020 was increased metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the second quarter of 2021 was $457, a 61% increase compared to $284 in the second quarter of 2020. The increase in the average scrap and scrap substitute cost per gross ton used was more than offset by the previously mentioned increases in average selling prices and volumes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices have increased dramatically since the beginning of 2021 and we expect continued strong demand for scrap and volatility in scrap prices as we begin the third quarter.

•

Pre-operating and start-up costs of new facilities were approximately $22 million in the second quarter of both 2021 and 2020. Pre-operating and start-up costs in the second quarter of 2021 included costs related to the plate mill being built in Kentucky, the sheet mill expansion in Kentucky, the merchant bar quality mill expansion at our bar mill in Illinois and the sheet mill expansion in Arkansas. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment increased in the second quarter of 2021 as compared to the second quarter of 2020. The primary driver was the increased margins at our tubular products, joist and cold finish businesses that were partially offset by the decreased margins at our deck, building systems and piling businesses. The largest increase in gross margins was at our tubular products businesses. Led by large commercial, warehouse and data center projects, demand in nonresidential construction markets continues to be healthy. As we enter the third quarter of 2021, backlogs for the steel products segment are strong.

•

Gross margins in the raw materials segment significantly increased in the second quarter of 2021 as compared to the second quarter of 2020, primarily due to rising raw materials selling prices and margin expansion. The largest improvement in gross margins in the second quarter of 2021 as compared to the second quarter of 2020 was at our DRI facilities. The profitability of DJJ’s brokerage and scrap processing operations also significantly increased in the second quarter of 2021 as compared to the second quarter of 2020.

Nucor recorded gross margins of $4.10 billion (26%) in the first six months of 2021, which was a significant increase compared with $1.01 billion (10%) in the first six months of 2020.

•

The primary driver for the increase in gross margins in the first six months of 2021 as compared to the first six months of 2020 was increased metal margins in the steel mills segment. The average scrap and scrap substitute cost per gross ton used in the first six months of 2021 was $431, a 49% increase compared to $289 in the first six months of 2020. The increase in the average scrap and scrap substitute cost per gross ton used was more than offset by the previously mentioned increases in average selling prices and volumes.

•

Pre-operating and start-up costs of new facilities decreased to approximately $41 million in the first six months of 2021 from approximately $51 million in the first six months of 2020. The decrease in pre-operating and start-up costs was primarily due to the completion of the bar mills in Missouri and Florida. Pre-operating and start-up costs in the first six months of 2021 included costs related to the plate mill being built in Kentucky, the sheet mill expansion in Kentucky, the merchant bar quality mill expansion at our bar mill in Illinois and the sheet mill expansion in Arkansas.

•

Gross margins in the steel products segment increased in the first six months of 2021 as compared to the first six months of 2020. The primary driver was the increased margins at our tubular products, rebar, joist and cold finish businesses.

•

Gross margins in the raw materials segment significantly increased in the first six months of 2021 as compared to the first six months of 2020, primarily due to rising raw materials selling prices and margin expansion. The largest improvement in gross margins in the first six months of 2021 as compared to the first six months of 2020 was at our DRI facilities. The profitability of DJJ’s brokerage and scrap processing operations also significantly increased in the first six months of 2021 as compared to the first six months of 2020.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $215.5 million in the second quarter of 2021 as compared to the second quarter of 2020, and increased by $351.5 million in the first six months of 2021 as compared to the first six months of 2020. These increases were due to Nucor’s increased profitability in the second quarter and first six months of 2021 as compared to the respective prior year periods, which resulted in significantly increased accruals related to profit sharing.

Equity in (Earnings) Losses of Unconsolidated Affiliates

Equity in (earnings) losses of unconsolidated affiliates was $(19.4) million and $14.1 million in the second quarter of 2021 and 2020, respectively, and $(32.6) million and $14.9 million in the first six months of 2021 and 2020, respectively. The increase in equity method investment earnings were primarily due to increased earnings at NuMit and decreased losses at Nucor-JFE.

Losses on Assets

Included in the first six months of 2021 earnings was a non-cash loss on assets of $42.0 million related to our leasehold interest in unproved oil and natural gas properties in the raw materials segment. Also included in the first six months of 2021 earnings were losses on assets of $9.0 million in the steel products segment.

Included in the first six months of 2020 earnings were losses on assets of $292.8 million related to our equity method investment in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”) that we have since exited. Nucor determined that a triggering event occurred in the first quarter of 2020 due to adverse developments in the joint venture’s commercial outlook, which were exacerbated by the COVID‐19 pandemic, all of which negatively impacted the joint venture’s strategic direction.

Interest Expense (Income)

Net interest expense for the second quarter and first six months of 2021 and 2020 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Interest expense	$37,661	$38,849	$78,631	$86,445
Interest income	(1,881)	(3,042)	(3,207)	(9,728)
Interest expense, net	$35,780	$35,807	$75,424	$76,717

Interest expense decreased in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 due primarily to the lower average interest rates on debt and an increase in capitalized interest in the first six months of 2021.

Interest income decreased in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 due to a decrease in average interest rates on investments.

Earnings (Loss) Before Income Taxes and Noncontrolling Interests

Earnings (loss) before income taxes and noncontrolling interests by segment for the second quarter and first six months of 2021 and 2020 were as follows (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months		Six Months
	(13 Weeks) Ended		(26 Weeks) Ended
	July 3, 2021	July 4, 2020	July 3, 2021	July 4, 2020
Steel mills	$2,174,807	$150,424	$3,489,781	$306,930
Steel products	259,330	152,874	471,142	315,433
Raw materials	120,143	(1,389)	343,378	(9,300)
Corporate/eliminations	(528,532)	(120,852)	(980,307)	(285,709)
	$2,025,748	$181,057	$3,323,994	$327,354

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily NYS of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the second quarter and first six months of 2021 as compared to the second quarter and first six months of 2020 was primarily due to the increased earnings of NYS, which was a result of the increased metal margins. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first six months of 2020, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners.

Provision for Income Taxes

The effective tax rate for the second quarter of 2021 was 22.4% compared to 26.5% for the second quarter of 2020. The effective tax rate for the second quarter of 2020 was elevated, relative to the second quarter of 2021, primarily due to a $5.3 million unfavorable non-cash, out-of-period adjustment to deferred tax balances. The out-of-period adjustment was not material to any previously reported period. The expected effective tax rate for the full year of 2021 is approximately 23.1%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $59.5 million at July 3, 2021, exclusive of interest, could decrease by as much as $5.4 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2019 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2014 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported consolidated net earnings of $1.51 billion, or $5.04 per diluted share, in the second quarter of 2021 as compared to consolidated net earnings of $108.9 million, or $0.36 per diluted share, in the second quarter of 2020. Net earnings attributable to Nucor stockholders as a percentage of net sales were 17.1% and 2.5% in the second quarter of 2021 and 2020, respectively.

Nucor reported consolidated net earnings of $2.45 billion, or $8.13 per diluted share, in the first six months of 2021 as compared to consolidated net earnings of $129.2 million, or $0.42 per diluted share, in the first six months of 2020. Net earnings attributable to Nucor stockholders as a percentage of net sales were 15.5% and 1.3% in the first six months of 2021 and 2020, respectively. Annualized return on average stockholders’ equity was 42.5% and 2.5% in the first six months of 2021 and 2020, respectively.

Outlook

We expect earnings in the third quarter of 2021 to be the highest quarterly earnings in Nucor history, surpassing the record set in the second quarter of 2021. The primary drivers for the expected increase in earnings in the third quarter of 2021 are improved pricing and margins in the steel mills segment. We expect increased profitability across the steel mills segment, with the largest increase at our sheet mills. The steel products segment and the raw materials segment are also expected to have increased earnings in the third quarter of 2021 compared to the second quarter of 2021.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the second quarter of 2021 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

Liquidity and Capital Resources

Nucor operates a capital-intensive business in highly cyclical markets. We therefore attempt to utilize conservative financial practices that maximize our financial strength during economic downturns like the one we experienced as a result of the COVID-19 pandemic. Our liquidity position, consisting of cash and cash equivalents, short-term investments and restricted cash and cash equivalents, remained strong at $3.21 billion as of July 3, 2021. Additionally, Nucor has no significant debt maturities until September 2022.

We believe that our conservative financial practices have served us well in the past and are serving us well today. Nucor’s financial strength allows for a consistent, balanced approach to capital allocation throughout the business cycle. Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to return capital to our stockholders through cash dividends and share repurchases. We intend to return a minimum of 40% of our net earnings to our stockholders, while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. In May 2021, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $3.00 billion of its common stock and contemporaneously terminated any previously authorized share repurchase programs. As of July 3, 2021, the Company had approximately $2.80 billion remaining for share repurchases under the new program.

Cash provided by operating activities was $1.88 billion in the first six months of 2021 as compared to $1.35 billion in the prior year period. Net earnings in the first six months of 2021 improved by $2.37 billion over the prior year period. Included in the first six months of 2021 earnings was a non-cash loss on assets of $42.0 million related to our leasehold interest in unproved oil and natural gas properties in the raw materials segment. Included in the first six months of 2020 was a non-cash loss on assets of $292.8 million related to our previously held equity method investment in Duferdofin Nucor. Changes in operating assets and operating liabilities (exclusive of acquisitions) resulted in a cash reduction of $1.27 billion in the first six months of 2021 compared with a cash increase of $331.2 million in the first six months of 2020. The funding of our working capital in the first six months of 2021 increased as compared to the first six months of 2020 mainly due to larger increases in inventories and accounts receivable, partially offset by changes in accounts payables and accruals. Inventories increased almost one million tons, or 15%, at the end of the second quarter of 2021 compared to year-end 2020, and the cost of scrap and scrap substitutes in our inventory increased 48% from year-end 2020. Inventories at the end of the second quarter of 2020 decreased by over one million tons, or 15%, compared to year-end 2019 due to working capital reduction initiatives focused on maintaining inventory levels at our anticipated near-term production requirements in response to the COVID-19 pandemic. Accounts receivable increased in the first six months of 2021 from year-end 2020 due to a 14% increase in tons shipped to outside customers and a 45% increase in composite sales price in the second quarter of 2021 compared to the fourth quarter of 2020. Accounts receivable at the end of the second quarter of 2020 decreased from year-end 2019 due to a 16% decrease in tons shipped to outside customers.

The current ratio was 3.1 at the end of the second quarter of 2021 and 3.6 at year-end 2020. The current ratio decreased due to the following: a 49% decrease in other current assets, most notably, the federal income tax receivable; a 54% increase in accounts payable driven by the previously discussed increased inventory costs; and an 84% increase in salaries, wages and related accruals due to increased profit sharing accruals resulting from the increased earnings of the Company. Partially offsetting these items were a 48% and 47% increase in accounts receivable and inventories, respectively, due to the previously discussed increases in inventory costs and selling prices. In the first six months of both 2021 and 2020, accounts receivable turned approximately every five weeks and inventories turned approximately every 10 weeks.

Cash used in investing activities during the first six months of 2021 of $681.4 million decreased compared to the prior year period of $714.9 million. Cash used for capital expenditures in the first six months of 2021 decreased by 10%, or $74.9 million, from the same period in 2020. The projects that had the largest capital expenditures through the first six months of 2021 were associated with the plate mill under construction in Brandenburg, Kentucky, the sheet mill expansion at Nucor Steel Gallatin, and the hot band galvanizing line at Nucor Steel Arkansas. The reduction in capital spending was partially offset by the net increase in purchases of investments (purchases less sales of investments) in the first six months of 2021 of $43.0 million, as compared to the prior year period.

Cash used in financing activities for the first six months of 2021 was $1.16 billion as compared to cash provided by financing activities of $623.8 million in the prior year period. A significant component of this change was the issuance of $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030 in the first six months of 2020. In addition, there were approximately $916.1 million of stock repurchases in the first six months of 2021 as compared to $39.5 million in the prior year period. Offsetting the increase in cash used for acquisition of stock in the first six months of 2021 was $128.8 million of proceeds from the exercise of stock options.

Nucor’s $1.50 billion revolving credit facility is undrawn and was amended and restated in April 2018 to extend the maturity date to April 2023. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. Nucor continues to have the strongest credit rating in the North American steel sector (Baa1/A-) with stable outlooks at both Moody's and Standard & Poor's. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 3, 2021, our funded debt to total capital ratio was 29.8% and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of July 3, 2021.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Nucor currently estimates its 2021 capital expenditures to be $1.80 billion. The projects that we anticipate will have the largest capital expenditures in 2021 are the plate mill under construction in Brandenburg, Kentucky, the sheet mill expansion at Nucor Steel Gallatin, and the hot band galvanizing line at Nucor Steel Arkansas.

In June 2021, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.405 per share payable on August 11, 2021, to stockholders of record on June 30, 2021. This dividend is Nucor’s 193rd consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments, restricted cash and cash equivalents and new borrowings under our existing credit facilities are expected to be adequate to meet future capital expenditures, acquisitions and working capital requirements for existing operations for at least the next 24 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2020. There were no interest rate swaps outstanding at July 3, 2021.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At July 3, 2021, accumulated other comprehensive loss, net of income taxes included $5.2 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at July 3, 2021, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$5,474	$13,686
Aluminum	$6,654	$16,634
Copper	$4,000	$9,998

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at July 3, 2021 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended July 3, 2021 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 4, 2021 - May 1, 2021	2,500	$81.27	2,500	$654,332
May 2, 2021 - May 29, 2021	4,265	$96.39	4,265	$2,797,768
May 30, 2021 - July 3, 2021	-	$-	-	$2,797,768
For the Quarter Ended July 3, 2021	6,765		6,765

(1)	Includes commissions of $0.02 per share.
(2)

On September 6, 2018, the Company announced that the Board of Directors had approved a share repurchase program under which the Company was authorized to repurchase up to $2.00 billion of the Company’s common stock. This $2.00 billion share repurchase program had no stated expiration and replaced any previously authorized repurchase programs. On May 13, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $3.00 billion of the Company’s common stock and terminated any previously authorized share repurchase programs, including the previously mentioned program. The share repurchase authorization is discretionary and has no expiration date.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2*	Securities Purchase Agreement, dated as of June 5, 2021, by and among Nucor Insulated Panel Group Inc., Vulcraft Canada Inc. and Cornerstone Building Brands, Inc.

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws of Nucor Corporation, as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))

10*	Retirement, Separation, Waiver and Release Agreement, dated as of June 8, 2021, by and between Nucor Corporation and Craig Feldman (#)

10.1

Retirement, Separation, Waiver and Release Agreement, dated as of June 3, 2021, by and between Nucor Corporation and Raymond S. Napolitan, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 3, 2021 (File No. 001-04119)) (#)

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 3, 2021, filed August 11, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 3, 2021, filed August 11, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive
Vice President

Dated: August 11, 2021