Form 10-Q
period 2021-10-02
NUCOR CORP
filed 2021-11-10
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

285,798,874 shares of the registrant’s common stock were outstanding at October 2, 2021.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended October 2, 2021

			Page
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 2, 2021 and October 3, 2020	1

		Condensed Consolidated Statements of Comprehensive Income – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 2, 2021 and October 3, 2020	2

		Condensed Consolidated Balance Sheets – October 2, 2021 and December 31, 2020	3

		Condensed Consolidated Statements of Cash Flows – Nine Months (39 Weeks) Ended October 2, 2021 and October 3, 2020	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4	Controls and Procedures	27

Part II	Other Information

	Item 1	Legal Proceedings	28

	Item 1A	Risk Factors	28

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 5	Other Information	28

	Item 6	Exhibits	29

Signatures			30

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	Oct. 2, 2021	Oct. 3, 2020
Net sales	$10,313,223	$4,927,960	$26,119,527	$14,879,603
Costs, expenses and other:
Cost of products sold	6,906,950	4,425,765	18,617,314	13,370,181
Marketing, administrative and other expenses	526,345	165,513	1,204,539	460,922
Equity in (earnings) losses of unconsolidated affiliates	(32,464)	(479)	(65,106)	14,422
Losses on assets	-	6,604	50,970	299,450
Interest expense, net	43,285	40,139	118,709	116,856
	7,444,116	4,637,542	19,926,426	14,261,831
Earnings before income taxes and noncontrolling interests	2,869,107	290,418	6,193,101	617,772
Provision for income taxes	645,842	67,788	1,410,863	207,610
Net earnings	2,223,265	222,630	4,782,238	410,162
Earnings attributable to noncontrolling interests	95,522	29,215	205,195	87,535
Net earnings attributable to Nucor stockholders	$2,127,743	$193,415	$4,577,043	$322,627
Net earnings per share:
Basic	$7.29	$0.63	$15.37	$1.06
Diluted	$7.28	$0.63	$15.34	$1.06
Average shares outstanding:
Basic	290,510	303,394	296,431	303,072
Diluted	291,152	303,441	296,928	303,099

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	Oct. 2, 2021	Oct. 3, 2020
Net earnings	$2,223,265	$222,630	$4,782,238	$410,162
Other comprehensive income:
Net unrealized income on hedging derivatives, net of income taxes of $6,100 and $2,000 for the third quarter of 2021 and 2020, respectively, and $9,100 and $1,400 for the first nine months of 2021 and 2020, respectively	19,057	6,387	28,260	4,888
Reclassification adjustment for settlement of hedging derivatives included in net income, net of income taxes of $(800) and $700 for the third quarter of 2021 and 2020, respectively, and $(700) and $2,300 for the first nine months of 2021 and 2020, respectively	(2,457)	2,113	(1,760)	6,712
Foreign currency translation gain (loss), net of income taxes of $0 for the third quarter and first nine months of 2021 and 2020	(28,772)	16,867	6,460	(24,103)
	(12,172)	25,367	32,960	(12,503)
Comprehensive income	2,211,093	247,997	4,815,198	397,659
Comprehensive income attributable to noncontrolling interests	95,522	29,215	205,195	87,535
Comprehensive income attributable to Nucor stockholders	$2,115,571	$218,782	$4,610,003	$310,124

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 2, 2021	Dec 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,764,293	$2,639,671
Short-term investments	247,247	408,004
Accounts receivable, net	4,087,293	2,298,850
Inventories, net	5,678,715	3,569,089
Other current assets	346,277	573,048
Total current assets	12,123,825	9,488,662
Property, plant and equipment, net	7,777,277	6,899,110
Restricted cash and cash equivalents	281,345	115,258
Goodwill	2,787,992	2,229,672
Other intangible assets, net	1,171,292	668,021
Other assets	807,748	724,671
Total assets	$24,949,479	$20,125,394
LIABILITIES
Current liabilities:
Short-term debt	$102,737	$57,906
Current portion of long-term debt and finance lease obligations	615,130	10,885
Accounts payable	1,870,035	1,432,159
Salaries, wages and related accruals	1,323,365	462,727
Accrued expenses and other current liabilities	886,332	664,183
Total current liabilities	4,797,599	2,627,860
Long-term debt and finance lease obligations due after one year	4,949,945	5,271,789
Deferred credits and other liabilities	1,251,643	993,884
Total liabilities	10,999,187	8,893,533
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,131,514	2,121,288
Retained earnings	15,561,261	11,343,852
Accumulated other comprehensive loss, net of income taxes	(85,901)	(118,861)
Treasury stock	(4,336,415)	(2,709,675)
Total Nucor stockholders' equity	13,422,520	10,788,665
Noncontrolling interests	527,772	443,196
Total equity	13,950,292	11,231,861
Total liabilities and equity	$24,949,479	$20,125,394

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020
Operating activities:
Net earnings	$4,782,238	$410,162
Adjustments:
Depreciation	546,619	525,688
Amortization	76,656	62,877
Stock-based compensation	97,652	56,122
Deferred income taxes	166,748	140,606
Distributions from affiliates	200	3,021
Equity in (earnings) losses of unconsolidated affiliates	(65,106)	14,422
Losses on assets	50,970	299,450
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(1,622,668)	37,547
Inventories	(1,976,738)	590,434
Accounts payable	343,014	15,366
Federal income taxes	262,195	18,848
Salaries, wages and related accruals	835,381	(69,235)
Other operating activities	123,202	100,283
Cash provided by operating activities	3,620,363	2,205,591
Investing activities:
Capital expenditures	(1,207,088)	(1,179,081)
Investment in and advances to affiliates	(193)	(16,542)
Disposition of plant and equipment	15,581	19,492
Acquisitions (net of cash acquired)	(1,346,608)	(20,368)
Purchase of investments	(394,141)	(401,986)
Proceeds from the sale of investments	554,898	301,249
Other investing activities	1,042	(33,536)
Cash used in investing activities	(2,376,509)	(1,330,772)
Financing activities:
Net change in short-term debt	44,831	1,334
Proceeds from long-term debt, net of discount	196,990	1,237,635
Repayment of long-term debt	-	(97,150)
Bond issuance related costs	-	(6,250)
Proceeds from exercise of stock options	143,874	-
Payment of tax withholdings on certain stock-based compensation	(71,494)	(17,691)
Distributions to noncontrolling interests	(120,619)	(106,193)
Cash dividends	(366,606)	(368,636)
Acquisition of treasury stock	(1,773,848)	(39,499)
Other financing activities	(7,993)	(6,983)
Cash (used in) provided by financing activities	(1,954,865)	596,567
Effect of exchange rate changes on cash	1,720	(7,790)
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(709,291)	1,463,596
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	2,754,929	1,534,605
Cash and cash equivalents and restricted cash and cash equivalents - end of nine months	$2,045,638	$2,998,201
Non-cash investing activity:
Change in accrued plant and equipment purchases	$14,997	$-

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

2. Inventories

Inventories consisted of approximately 44% raw materials and supplies and 56% finished and semi-finished products at October 2, 2021 (42% and 58%, respectively, at December 31, 2020). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $10.33 billion at October 2, 2021 ($9.86 billion at December 31, 2020).

Nucor reviews its natural gas well assets for impairment if and when circumstances indicate that a decline in value below their carrying amounts may have occurred. Nucor last assessed its proved producing natural gas well assets in the fourth quarter of 2020 due to the continued low-price natural gas pricing environment. After completing its assessment, Nucor determined that as of such time there were no impairments of any of its three groups of proved well assets. Changes in the natural gas industry or a prolonged low-price environment beyond what has already been assumed in the assessments could cause management to revise the natural gas and natural gas liquids price assumptions, the estimated reserves or the estimated lease operating costs. Therefore, it is reasonably possible that unfavorable revisions to these assumptions or estimates could result in further impairment of some or all of the groups of proved well assets. The combined carrying value of the three groups of wells was $66.7 million at October 2, 2021 ($71.7 million at December 31, 2020).

Nucor owns a 49% leasehold interest in unproved oil and natural gas properties in the South Piceance Basin located in Colorado. Nucor has full discretion on its participation in all future drilling capital investments related to the leasehold interest. Nucor is continually evaluating the market environment for natural gas and has the ability to increase output in a rising or higher natural gas price environment.

In the second quarter of 2021, Nucor made the decision that it would not develop a portion of its unproved oil and natural gas properties (“Portion A”) within the contractually specified time period related to Portion A. As a result of this decision, the Company will forfeit its leasehold rights for Portion A. The Company recorded a charge of $42.0 million to write off the value of Portion A that is included in losses on assets on the condensed consolidated statements of earnings for the nine months ended October 2, 2021. The decision not to develop Portion A was heavily influenced by the approaching deadline to commence development combined with Portion A’s expected near-term profitability not achieving management’s desired returns relative to the cost of development. A significant portion of the Company’s remaining leasehold interest in unproved oil and natural gas properties are held by production. Accordingly, management does not believe the value assigned to those portions needs to be evaluated at this time. The carrying value of the remaining portions of unproved oil and natural gas properties was $96.0 million at October 2, 2021.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the nine months ended October 2, 2021 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2020	$612,470	$887,625	$729,577	$2,229,672
Acquisitions	705	535,099	20,464	556,268
Other	-	(129)	-	(129)
Translation	-	2,181	-	2,181
Balance at October 2, 2021	$613,175	$1,424,776	$750,041	$2,787,992

Nucor completed its most recent annual goodwill impairment testing during the fourth quarter of 2020 and concluded that as of such time there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2020 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections in future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 99% in the most recent assessment. The reporting unit was profitable in 2020 and we expect it to be profitable in 2021. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $366.2 million as of October 2, 2021 ($364.3 million as of December 31, 2020). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $52.2 million as of October 2, 2021 ($58.8 million as of December 31, 2020). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

The annual assessment performed in 2020 for one of the Company’s reporting units, Grating, used forward-looking projections and included continued positive future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 88% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Grating reporting unit was $37.1 million as of October 2, 2021 ($37.0 million as of December 31, 2020).

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of October 2, 2021 and December 31, 2020 (in thousands):

	October 2, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,874,831	$897,952	$1,421,962	$838,443
Trademarks and trade names	233,423	106,928	162,365	100,000
Other	119,822	51,904	63,822	41,685
	$2,228,076	$1,056,784	$1,648,149	$980,128

Intangible asset amortization expense in the third quarter of 2021 and 2020 was $34.8 million and $20.7 million, respectively, and $76.7 million and $62.9 million in the first nine months of 2021 and 2020, respectively. Annual amortization expense is estimated to be $124.1 million in 2021; $169.9 million in 2022; $133.9 million in 2023; $133.1 million in 2024; and $132.2 million in 2025.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $147.8 million at October 2, 2021 ($210.5 million at December 31, 2020). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $116.9 million at October 2, 2021 ($123.9 million at December 31, 2020).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of October 2, 2021 and December 31, 2020 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of October 2, 2021
Assets:
Cash equivalents	$1,111,994	$1,111,994	$-	$-
Short-term investments	247,247	247,247	-	-
Restricted cash and cash equivalents	281,345	281,345	-	-
Derivative contracts	31,257	-	31,257	-
Total assets	$1,671,843	$1,640,586	$31,257	$-
Liabilities:
Derivative contracts	$(4,133)	$-	$(4,133)	$-
As of December 31, 2020
Assets:
Cash equivalents	$2,186,820	$2,186,820	$-	$-
Short-term investments	408,004	408,004	-	-
Restricted cash and cash equivalents	115,258	115,258	-	-
Total assets	$2,710,082	$2,710,082	$-	$-
Liabilities:
Derivative contracts	$(14,361)	$-	$(14,361)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at October 2, 2021 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. There were no transfers between the levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.09 billion at October 2, 2021 ($6.05 billion at December 31, 2020). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at October 2, 2021 and December 31, 2020, or similar debt with the same maturities, ratings and interest rates.

7. Contingencies

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $14.2 million of accrued environmental costs at October 2, 2021 ($16.0 million at December 31, 2020), $2.9 million was classified in accrued expenses and other current liabilities ($5.6 million at December 31, 2020) and $11.3 million was classified in deferred credits and other liabilities ($10.4 million at December 31, 2020). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations, legal standards and enforcement priorities.

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

8. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved an amendment and restatement of the Omnibus Plan on May 14, 2020. The Omnibus Plan, as amended and restated, permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19.0 million shares of the Company’s common stock. As of October 2, 2021, 7.0 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of October 2, 2021, 0.5 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans for the first nine months of 2021 is as follows (shares in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	3,916	$50.03
Granted	138	$110.74
Exercised	(2,839)	$50.68		$65,859
Canceled	-	$-
Outstanding at October 2, 2021	1,215	$55.40	6.8 years	$53,125
Stock options exercisable at October 2, 2021	552	$54.36	4.7 years	$24,083

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $0.5 million and $0.3 million in the third quarter of 2021 and 2020, respectively, and $3.4 million and $2.4 million in the first nine months of 2021 and 2020, respectively. As of October 2, 2021, unrecognized compensation expense related to stock options was $3.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity for the first nine months of 2021 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,830	$47.33
Granted	397	$110.74
Vested	(918)	$57.41
Canceled	(58)	$48.67
Unvested at October 2, 2021	1,251	$60.00

Compensation expense for RSUs was $10.4 million and $11.1 million in the third quarter of 2021 and 2020, respectively, and $42.4 million and $47.9 million in the first nine months of 2021 and 2020, respectively. As of October 2, 2021, unrecognized compensation expense related to unvested RSUs was $53.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP for the first nine months of 2021 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	127	$49.94
Granted	262	$65.61
Vested	(243)	$62.92
Canceled	(9)	$48.75
Unvested at October 2, 2021	137	$56.93

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $20.1 million and $3.3 million in the third quarter of 2021 and 2020, respectively, and $51.9 million and $5.8 million in the first nine months of 2021 and 2020, respectively. As of October 2, 2021, unrecognized compensation expense related to unvested restricted stock awards was $1.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $274.9 million and $27.5 million in the third quarter of 2021 and 2020, respectively, and $596.2 million and $59.5 million in the first nine months of 2021 and 2020, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the third quarter and first nine months of 2021 and 2020 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	Oct. 2, 2021	Oct. 3, 2020
Interest expense	$43,908	$42,281	$122,539	$128,726
Interest income	(623)	(2,142)	(3,830)	(11,870)
Interest expense, net	$43,285	$40,139	$118,709	$116,856

11. Income Taxes

The effective tax rate for the third quarter of 2021 was 22.5% compared to 23.3% for the third quarter of 2020.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2020 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2014 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $771.4 million at October 2, 2021 ($596.4 million at December 31, 2020).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to both Nucor and the noncontrolling interests of Nucor’s joint ventures, primarily Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) of which Nucor owns 51%, for the three months and nine months ended October 2, 2021 and October 3, 2020 (in thousands):

		Three Months (13 Weeks) Ended October 2, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 3, 2021	$12,709,651	380,154	$152,061	$2,117,155	$13,550,406	$(73,729)	86,459	$(3,491,915)	$12,253,978	$455,673
Net earnings	2,223,265	-	-	-	2,127,743	-	-	-	2,127,743	95,522
Other comprehensive income (loss)	(12,172)	-	-	-	-	(12,172)	-	-	(12,172)	-
Stock options exercised	15,075	-	-	2,699	-	-	(285)	12,376	15,075	-
Stock option expense	458	-	-	458	-	-	-	-	458	-
Issuance of stock under award plans, net of forfeitures	11,629	-	-	10,802	-	-	(19)	827	11,629	-
Amortization of unearned compensation	400	-	-	400	-	-	-	-	400	-
Treasury stock acquired	(857,703)	-	-	-	-	-	8,200	(857,703)	(857,703)	-
Cash dividends declared	(116,888)	-	-	-	(116,888)	-	-	-	(116,888)	-
Distributions to noncontrolling interests	(23,423)	-	-	-	-	-	-	-	-	(23,423)
BALANCES, October 2, 2021	$13,950,292	380,154	$152,061	$2,131,514	$15,561,261	$(85,901)	94,355	$(4,336,415)	$13,422,520	$527,772

		Nine Months (39 Weeks) Ended October 2, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
Net earnings	4,782,238	-	-	-	4,577,043	-	-	-	4,577,043	205,195
Other comprehensive income (loss)	32,960	-	-	-	-	32,960	-	-	32,960	-
Stock options exercised	143,874	-	-	38,523	-	-	(2,839)	105,351	143,874	-
Stock option expense	3,367	-	-	3,367	-	-	-	-	3,367	-
Issuance of stock under award plans, net of forfeitures	8,893	-	-	(32,864)	-	-	(1,060)	41,757	8,893	-
Amortization of unearned compensation	1,200	-	-	1,200	-	-	-	-	1,200	-
Treasury stock acquired	(1,773,848)	-	-	-	-	-	20,345	(1,773,848)	(1,773,848)	-
Cash dividends declared	(359,634)	-	-	-	(359,634)	-	-	-	(359,634)	-
Distributions to noncontrolling interests	(120,619)	-	-	-	-	-	-	-	-	(120,619)
BALANCES, October 2, 2021	$13,950,292	380,154	$152,061	$2,131,514	$15,561,261	$(85,901)	94,355	$(4,336,415)	$13,422,520	$527,772

		Three Months (13 Weeks) Ended October 3, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 4, 2020	$10,623,485	380,154	$152,061	$2,106,907	$10,998,533	$(340,836)	78,259	$(2,721,845)	$10,194,820	$428,665
Net earnings	222,630	-	-	-	193,415	-	-	-	193,415	29,215
Other comprehensive income (loss)	25,367	-	-	-	-	25,367	-	-	25,367	-
Stock option expense	263	-	-	263	-	-	-	-	263	-
Issuance of stock under award plans, net of forfeitures	11,189	-	-	10,012	-	-	(34)	1,177	11,189	-
Amortization of unearned compensation	400	-	-	400	-	-	-	-	400	-
Cash dividends declared	(123,039)	-	-	-	(123,039)	-	-	-	(123,039)	-
Distributions to noncontrolling interests	(43,228)	-	-	-	-	-	-	-	-	(43,228)
Other	-	-	-	-	(1)	-	-	-	(1)	1
BALANCES, October 3, 2020	$10,717,067	380,154	$152,061	$2,117,582	$11,068,908	$(315,469)	78,225	$(2,720,668)	$10,302,414	$414,653

		Nine Months (39 Weeks) Ended October 3, 2020
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2019	$10,791,176	380,154	$152,061	$2,107,646	$11,115,056	$(302,966)	78,342	$(2,713,931)	$10,357,866	$433,310
Net earnings	410,162	-	-	-	322,627	-	-	-	322,627	87,535
Other comprehensive income (loss)	(12,503)	-	-	-	-	(12,503)	-	-	(12,503)	-
Stock option expense	2,402	-	-	2,402	-	-	-	-	2,402	-
Issuance of stock under award plans, net of forfeitures	38,996	-	-	6,234	-	-	(942)	32,762	38,996	-
Amortization of unearned compensation	1,300	-	-	1,300	-	-	-	-	1,300	-
Treasury stock acquired	(39,499)	-	-	-	-	-	825	(39,499)	(39,499)	-
Cash dividends declared	(368,774)	-	-	-	(368,774)	-	-	-	(368,774)	-
Distributions to noncontrolling interests	(106,193)	-	-	-	-	-	-	-	-	(106,193)
Other	-	-	-	-	(1)	-	-	-	(1)	1
BALANCES, October 3, 2020	$10,717,067	380,154	$152,061	$2,117,582	$11,068,908	$(315,469)	78,225	$(2,720,668)	$10,302,414	$414,653

Dividends declared per share were $0.405 per share in the third quarter of 2021 ($0.4025 per share in the third quarter of 2020) and $1.215 per share in the first nine months of 2021 ($1.2075 per share in the first nine months of 2020).

On May 13, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $3.00 billion of the Company’s common stock and terminated any previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of October 2, 2021, the Company had approximately $1.94 billion remaining available for share repurchases under the program.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and nine months ended October 2, 2021 and October 3, 2020 (in thousands):

	Three-Month (13-Week) Period Ended
	October 2, 2021
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 3, 2021	$5,200	$(85,595)	$6,666	$(73,729)
Other comprehensive income (loss) before reclassifications	19,057	(28,772)	-	(9,715)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(2,457)	-	-	(2,457)
Net current-period other comprehensive income (loss)	16,600	(28,772)	-	(12,172)
Accumulated other comprehensive income (loss) at October 2, 2021	$21,800	$(114,367)	$6,666	$(85,901)

	Nine-Month (39-Week) Period Ended
	October 2, 2021

	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)
Other comprehensive income (loss) before reclassifications	28,260	6,460	-	34,720
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(1,760)	-	-	(1,760)
Net current-period other comprehensive income (loss)	26,500	6,460	-	32,960
Accumulated other comprehensive income (loss) at October 2, 2021	$21,800	$(114,367)	$6,666	$(85,901)

(1)   Includes $(2,457) and $(1,760) of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2021, respectively. The tax impact of those reclassifications was $(800) and $(700) in the third quarter and first nine months of 2021, respectively.

	Three-Month (13-Week) Period Ended
	October 3, 2020
	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 4, 2020	$(10,900)	$(337,743)	$7,807	$(340,836)
Other comprehensive income (loss) before reclassifications	6,387	16,867	-	23,254
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	2,113	-	-	2,113
Net current-period other comprehensive income (loss)	8,500	16,867	-	25,367
Accumulated other comprehensive income (loss) at October 3, 2020	$(2,400)	$(320,876)	$7,807	$(315,469)

	Nine-Month (39-Week) Period Ended
	October 3, 2020

	Gains and Losses on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gain (Loss)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2019	$(14,000)	$(296,773)	$7,807	$(302,966)
Other comprehensive income (loss) before reclassifications	4,888	(24,103)	-	(19,215)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	6,712	-	-	6,712
Net current-period other comprehensive income (loss)	11,600	(24,103)	-	(12,503)
Accumulated other comprehensive income (loss) at October 3, 2020	$(2,400)	$(320,876)	$7,807	$(315,469)

(2)   Includes $2,113 and $6,712 of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2020, respectively. The tax impact of those reclassifications was $700 and $2,300 in the third quarter and first nine months of 2020, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products businesses, steel racking, piling products business and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“Nucor Steel Louisiana”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the third quarter and first nine months of 2021 and 2020 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	Oct. 2, 2021	Oct. 3, 2020
Net sales to external customers:
Steel mills	$6,862,133	$2,842,625	$17,380,819	$8,875,856
Steel products	2,744,279	1,738,004	6,795,441	4,988,026
Raw materials	706,811	347,331	1,943,267	1,015,721
	$10,313,223	$4,927,960	$26,119,527	$14,879,603
Intercompany sales:
Steel mills	$1,840,007	$731,942	$4,561,418	$2,264,278
Steel products	93,910	51,029	245,523	197,603
Raw materials	4,355,702	1,863,796	12,011,705	5,772,583
Corporate/eliminations	(6,289,619)	(2,646,767)	(16,818,646)	(8,234,464)
	$-	$-	$-	$-
Earnings (losses) before income taxes and noncontrolling interests:
Steel mills	$3,116,539	$205,152	$6,606,320	$512,082
Steel products	368,595	186,976	839,737	502,409
Raw materials	161,870	6,232	505,248	(3,068)
Corporate/eliminations	(777,897)	(107,942)	(1,758,204)	(393,651)
	$2,869,107	$290,418	$6,193,101	$617,772

	Oct. 2, 2021	Dec. 31, 2020
Segment assets:
Steel mills	$12,800,019	$9,708,260
Steel products	7,667,192	4,461,042
Raw materials	3,788,291	3,324,489
Corporate/eliminations	693,977	2,631,603
	$24,949,479	$20,125,394

15. Revenue

The following tables disaggregate our revenue by major source for the third quarter and first nine months of 2021 and 2020 (in thousands):

	Three Months (13 Weeks) Ended October 2, 2021				Nine Months (39 Weeks) Ended October 2, 2021
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$3,643,599	$-	$-	$3,643,599	$9,099,358	$-	$-	$9,099,358
Bar	1,633,641	-	-	1,633,641	4,409,798	-	-	4,409,798
Structural	765,440	-	-	765,440	1,862,176	-	-	1,862,176
Plate	819,453	-	-	819,453	2,009,487	-	-	2,009,487
Tubular Products	-	678,178	-	678,178	-	1,565,334	-	1,565,334
Rebar Fabrication	-	475,861	-	475,861	-	1,343,145	-	1,343,145
Other Steel Products	-	1,590,240	-	1,590,240	-	3,886,962	-	3,886,962
Raw Materials	-	-	706,811	706,811	-	-	1,943,267	1,943,267
	$6,862,133	$2,744,279	$706,811	$10,313,223	$17,380,819	$6,795,441	$1,943,267	$26,119,527

	Three Months (13 Weeks) Ended October 3, 2020				Nine Months (39 Weeks) Ended October 3, 2020
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$1,256,537	$-	$-	$1,256,537	$3,899,970	$-	$-	$3,899,970
Bar	957,216	-	-	957,216	2,830,936	-	-	2,830,936
Structural	362,192	-	-	362,192	1,159,949	-	-	1,159,949
Plate	266,680	-	-	266,680	985,001	-	-	985,001
Tubular Products	-	274,915	-	274,915	-	830,283	-	830,283
Rebar Fabrication	-	463,286	-	463,286	-	1,300,518	-	1,300,518
Other Steel Products	-	999,803	-	999,803	-	2,857,225	-	2,857,225
Raw Materials	-	-	347,331	347,331	-	-	1,015,721	1,015,721
	$2,842,625	$1,738,004	$347,331	$4,927,960	$8,875,856	$4,988,026	$1,015,721	$14,879,603

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $232.3 million as of October 2, 2021 ($120.2 million as of December 31, 2020), and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2021 and 2020 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	Oct. 2, 2021	Oct. 3, 2020
Basic net earnings per share:
Basic net earnings	$2,127,743	$193,415	$4,577,043	$322,627
Earnings allocated to participating securities	(9,442)	(1,201)	(22,272)	(2,182)
Net earnings available to common stockholders	$2,118,301	$192,214	$4,554,771	$320,445
Basic average shares outstanding	290,510	303,394	296,431	303,072
Basic net earnings per share	$7.29	$0.63	$15.37	$1.06
Diluted net earnings per share:
Diluted net earnings	$2,127,743	$193,415	$4,577,043	$322,627
Earnings allocated to participating securities	(9,401)	(1,202)	(22,194)	(2,182)
Net earnings available to common stockholders	$2,118,342	$192,213	$4,554,849	$320,445
Diluted average shares outstanding:
Basic average shares outstanding	290,510	303,394	296,431	303,072
Dilutive effect of stock options and other	642	47	497	27
	291,152	303,441	296,928	303,099
Diluted net earnings per share	$7.28	$0.63	$15.34	$1.06

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2021 and 2020 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	Oct. 2, 2021	Oct. 3, 2020
Anti-dilutive stock options:
Weighted-average shares	52	3,463	119	3,638
Weighted-average exercise price	$110.74	$51.38	$78.91	$51.15

17. Acquisitions

On August 9, 2021, Nucor used cash on hand to acquire the assets of the insulated metal panels (“IMP”) business of Cornerstone Building Brands, Inc. for a purchase price of $1.00 billion. The Company believes this acquisition is strategically compelling and will broaden the value-added solutions that Nucor Buildings Group provides to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years and that the use of IMP products within them will also increase. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations-related greenhouse gas emissions for owners and lessees. The IMP business Nucor acquired is comprised of two industry leading brands, CENTRIA and Metl-Span, and has seven manufacturing facilities located throughout North America, complementing the Company’s existing IMP business, Truecore. The IMP business financial results are included as part of the steel products segment (see Note 14).

We have allocated the purchase price for the IMP business to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of the IMP business as of the date of acquisition (in thousands):

Cash	$—
Accounts receivable	49,869
Inventory	73,000
Other current assets	4,478
Property, plant and equipment	102,966
Goodwill	454,549
Other intangible assets	378,300
Other assets	13,515
Total assets acquired	1,076,677
Current liabilities	45,320
Other liabilities	12,855
Total liabilities assumed	58,175
Net assets acquired	$1,018,502

The following table summarizes the purchase price allocation to the identifiable intangible assets of the IMP business as of the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$309,000	10 years
Trademarks and trade names	45,000	10 years
Backlog	24,300	1 year
	$378,300

The goodwill of $454.5 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment (see Note 4). The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $454.5 million, all of which is deductible for tax purposes.

On August 20, 2021, Nucor used cash on hand to acquire Hannibal Industries, Inc. (“Hannibal”) for a purchase price of $370.0 million. Nucor purchased 100% of Hannibal's outstanding shares from its Employee Stock Ownership Plan. Hannibal is a leading national provider of steel racking solutions to warehouses. We expect that Hannibal’s business, serving customers in the e-commerce, industrial, food storage and retail segments, will also continue to grow in the coming years. Hannibal has manufacturing facilities in Los Angeles and Houston, as well as three distribution centers.

Together, the acquisitions of the IMP business and Hannibal reflect the Company’s strategy to target the fastest growing segments of steel intensive construction markets. Hannibal’s financial results are included as part of the steel products segment (see Note 14).

We have allocated the purchase price for Hannibal to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Hannibal as of the date of acquisition (in thousands):

Cash	$125,628
Accounts receivable	115,728
Inventory	65,005
Other current assets	1,050
Property, plant and equipment	116,955
Goodwill	80,550
Other intangible assets	201,700
Other assets	8,776
Total assets acquired	715,392
Current liabilities	231,356
Finance lease obligations	80,124
Other liabilities	10,655
Total liabilities assumed	322,135
Net assets acquired	$393,257

The following table summarizes the purchase price allocation to the identifiable intangible assets of Hannibal as of the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$144,000	10 years
Trademarks and trade names	26,000	7 years
Backlog	31,700	1 year
	$201,700

The goodwill of $80.6 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment (see Note 4). The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $80.6 million, all of which is deductible for tax purposes.

The results of operations for the IMP business and Hannibal upon the effective date of the transactions have been included in the accompanying financial statements.  Pro-forma results of operations of the Company would not be materially different as a result of the acquisitions of the IMP business and Hannibal and, therefore, this information is not presented.

18. Subsequent Events

On November 5, 2021, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.50 billion to $1.75 billion and to extend its maturity date to November 5, 2026. This facility remains undrawn.

On November 5, 2021, Nucor completed an offer to exchange its existing 2.979% Notes due 2055 (the “2055 Notes”) that have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) for a like principal amount of notes having terms substantially identical as the 2055 Notes and that are registered under the Securities Act.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products businesses, steel racking, piling products business and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

On August 9, 2021, Nucor acquired the assets of the IMP business of Cornerstone Building Brands, Inc. for a cash purchase price of approximately $1 billion. The Company believes this acquisition is strategically compelling and will broaden the value-added solutions that Nucor Buildings Group provides to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years and that the use of

IMP products within them will also increase. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations-related greenhouse gas emissions for owners and lessees. The IMP business Nucor acquired is comprised of two industry leading brands, CENTRIA and Metl-Span, and has seven manufacturing facilities located throughout North America, complementing the Company’s existing IMP business, Truecore.

On August 20, 2021, Nucor acquired Hannibal for a cash purchase price of approximately $370 million. Hannibal is a leading national provider of steel racking solutions to warehouses. We expect that Hannibal’s business, serving customers in the e-commerce, industrial, food storage and retail segments, will also continue to grow in the coming years. Hannibal has manufacturing facilities in Los Angeles and Houston, as well as three distribution centers.

Together, the acquisitions of the IMP business and Hannibal reflect Nucor’s strategy to target the fastest growing segments of steel intensive construction markets.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 96%, 77% and 75%, respectively, in the first nine months of 2021 compared with approximately 80%, 71% and 65%, respectively, in the first nine months of 2020.

Results of Operations

For the third quarter in a row, Nucor reported the most profitable quarter in the Company’s history. The Company reported record consolidated net earnings of $2.13 billion, or $7.28 per diluted share, in the third quarter of 2021. This surpassed the previous quarterly record for consolidated net earnings of $1.51 billion, or $5.04 per diluted share, that was set in the second quarter of 2021.

Demand for steel and steel products has been very strong throughout the first nine months of 2021. The average selling prices realized by our steel mills and steel products segments in the third quarter of 2021 were the highest they have been all year, leading both segments to report record quarterly profitability in the third quarter of 2021. Demand remains robust across most end-use markets that we serve, and backlogs in our steel mills and steel products segments remain elevated compared to historical levels.

The profitability of the raw materials segment improved in the third quarter of 2021 compared to the second quarter of 2021. However, the difference was mainly due to the $42.0 million impairment charge related to our leasehold interest in unproved oil and natural gas properties recorded in the second quarter of 2021.

Nucor reported consolidated net earnings of $193.4 million, or $0.63 per diluted share, in the third quarter of 2020. The onset of the COVID-19 pandemic late in the first quarter of 2020 has had a major negative impact on the markets that we serve. The worst of these negative impacts were felt in the second quarter of 2020, but nonresidential construction markets continued to be resilient and other end markets would begin to recover in the third quarter of 2020. The acceleration of the recovery over the remainder of 2020 and into 2021, combined with lean inventory levels across the supply chains, contributed to the dramatic increase in average selling prices in the third quarter of 2021 as compared to the third quarter of 2020.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in the third quarter and first nine months of 2021 as compared to the third quarter and first nine months of 2020.

Net Sales

Net sales to external customers by segment for the third quarter and first nine months of 2021 and 2020 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	% Change	Oct. 2, 2021	Oct. 3, 2020	% Change
Steel mills	$6,862,133	$2,842,625	141%	$17,380,819	$8,875,856	96%
Steel products	2,744,279	1,738,004	58%	6,795,441	4,988,026	36%
Raw materials	706,811	347,331	103%	1,943,267	1,015,721	91%
Total net sales	$10,313,223	$4,927,960	109%	$26,119,527	$14,879,603	76%

Net sales for the third quarter of 2021 increased 109% from the third quarter of 2020. Average sales price per ton increased 86% from $774 in the third quarter of 2020 to $1,438 in the third quarter of 2021. Total tons shipped to outside customers in the third quarter of 2021 were 7,172,000 tons, a 13% increase from the third quarter of 2020.

Net sales for the first nine months of 2021 increased 76% from the first nine months of 2020. Average sales price per ton increased 53% from $782 in the first nine months of 2020 to $1,196 in the first nine months of 2021. Total tons shipped to outside customers in the first nine months of 2021 were 21,830,000, a 15% increase from the first nine months of 2020.

In the steel mills segment, sales tons for the third quarter and first nine months of 2021 and 2020 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	% Change	Oct. 2, 2021	Oct. 3, 2020	% Change
Outside steel shipments	5,144	4,442	16%	15,690	13,382	17%
Inside steel shipments	1,399	1,184	18%	4,131	3,511	18%
Total steel shipments	6,543	5,626	16%	19,821	16,893	17%

Net sales for the steel mills segment increased 141% in the third quarter of 2021 from the third quarter of 2020, due primarily to a 110% increase in the average sales price per ton from $639 to $1,339 as well as a 16% increase in tons sold to outside customers. Average selling prices increased across all product groups within the steel mills segment in the third quarter of 2021 as compared to the third quarter of 2020.

Net sales for the steel mills segment increased 96% in the first nine months of 2021 from the first nine months of 2020, due to a 67% increase in the average sales price per ton from $664 to $1,112 and a 17% increase in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the third quarter and first nine months of 2021 and 2020 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	% Change	Oct. 2, 2021	Oct. 3, 2020	% Change
Joist sales	190	153	24%	529	406	30%
Deck sales	139	129	8%	404	365	11%
Cold finished sales	123	99	24%	383	300	28%
Rebar fabrication sales	323	328	-2%	943	948	-1%
Piling products sales	144	186	-23%	451	522	-14%
Tubular products sales	272	280	-3%	791	816	-3%
Other steel products sales	116	92	26%	325	278	17%
Total steel products sales	1,307	1,267	3%	3,826	3,635	5%

Net sales for the steel products segment increased 58% in the third quarter of 2021 compared to the third quarter of 2020, due to a 53% increase in the average sales price per ton from $1,371 to $2,101 and a 3% increase in tons sold to outside customers. Average selling prices increased across all businesses within the steel products segment in the third quarter of 2021 as compared to the third quarter of 2020, most notably at our tubular products businesses.

Net sales for the steel products segment increased 36% in the first nine months of 2021 compared to the first nine months of 2020, due to a 29% increase in the average sales price per ton from $1,372 to $1,776 and a 5% increase in tons sold to outside customers. Average selling prices increased across all businesses within the steel products segment in the first nine months of 2021 as compared to the first nine months of 2020, most notably at our tubular products businesses.

Net sales for the raw materials segment increased 103% and 91% in the third quarter and first nine months of 2021, respectively, from the respective prior year periods. The increases were due to increased average selling prices and volumes at DJJ’s brokerage and scrap processing operations. In the third quarter of 2021, approximately 91% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 7% of outside sales were from the scrap processing operations of DJJ (89% and 9%, respectively, in the third quarter of 2020). In the first nine months of 2021, approximately 90% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 8% of outside sales were from the scrap processing operations of DJJ (89% and 9%, respectively, in the first nine months of 2020).

Gross Margins

Nucor recorded gross margins of $3.41 billion (33%) in the third quarter of 2021, which was a significant increase compared with $502.2 million (10%) in the third quarter of 2020.

•

The primary driver for the increase in gross margins in the third quarter of 2021 as compared to the third quarter of 2020 was increased metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the third quarter of 2021 was $511, an 84% increase compared to $277 in the third quarter of 2020. The increase in the average scrap and scrap substitute cost per gross ton used was more than offset by the previously mentioned increases in average selling prices and volumes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices have increased dramatically since the beginning of 2021 and we expect continued strong demand for scrap and some volatility in scrap prices as we begin the fourth quarter.

•

Pre-operating and start-up costs of new facilities were approximately $36 million in the third quarter of 2021 and $22 million in the third quarter 2020. Pre-operating and start-up costs in the third quarter of 2021 included costs related to the plate mill being built in Kentucky, the sheet mill expansion in Kentucky, the merchant bar quality mill expansion at our bar mill in Illinois and the sheet mill expansion in Arkansas. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment increased in the third quarter of 2021 as compared to the third quarter of 2020. The largest increase in gross margins was at our tubular products businesses. Led by large commercial, warehouse and data center projects, demand in nonresidential construction markets continues to be strong. As we enter the fourth quarter of 2021, backlogs for the steel products segment are strong.

•

Gross margins in the raw materials segment significantly increased in the third quarter of 2021 as compared to the third quarter of 2020, primarily due to rising raw materials selling prices and margin expansion. The largest improvement in gross margins in the third quarter of 2021 as compared to the third quarter of 2020 was at our DRI facilities. The profitability of DJJ’s brokerage and scrap processing operations also significantly increased in the third quarter of 2021 as compared to the third quarter of 2020.

Nucor recorded gross margins of $7.50 billion (29%) in the first nine months of 2021, which was a significant increase compared with $1.51 billion (10%) in the first nine months of 2020.

•

The primary driver for the increase in gross margins in the first nine months of 2021 as compared to the first nine months of 2020 was increased metal margins in the steel mills segment. The average scrap and scrap substitute cost per gross ton used in the first nine months of 2021 was $457, a 60% increase compared to $285 in the first nine months of 2020. The increase in the average scrap and scrap substitute cost per gross ton used was more than offset by the previously mentioned increases in average selling prices and volumes.

•

Pre-operating and start-up costs of new facilities increased to approximately $76 million in the first nine months of 2021 from approximately $73 million in the first nine months of 2020. Pre-operating and start-up costs in the first nine months of 2021 included costs related to the plate mill being built in Kentucky, the sheet mill expansion in Kentucky, the merchant bar quality mill expansion at our bar mill in Illinois and the sheet mill expansion in Arkansas.

•

Gross margins in the steel products segment increased in the first nine months of 2021 as compared to the first nine months of 2020. The primary driver was the increased margins at our tubular products, joist and cold finish businesses.

•

Gross margins in the raw materials segment significantly increased in the first nine months of 2021 as compared to the first nine months of 2020, primarily due to rising raw materials selling prices and margin expansion. The largest improvement in gross margins in the first nine months of 2021 as compared to the first nine months of 2020 was at our DRI facilities. The profitability of DJJ’s brokerage and scrap processing operations also significantly increased in the first nine months of 2021 as compared to the first nine months of 2020.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $341.1 million in the third quarter of 2021 as compared to the third quarter of 2020, and increased by $692.6 million in the first nine months of 2021 as compared to the first nine months of 2020. These increases were due to Nucor’s increased profitability in the third quarter and first nine months of 2021 as compared to the respective prior year periods, which resulted in significantly increased accruals related to profit sharing.

Included in marketing, administrative and other expenses in the first nine months of 2020 was $18.2 million of restructuring charges related to the realignment of Nucor’s metal buildings business in the steel products segment. Of that amount, $16.4 million was recorded in the third quarter of 2020.

Equity in (Earnings) Losses of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $32.5 million and $0.5 million in the third quarter of 2021 and 2020, respectively, and $65.1 million and losses of $14.4 million in the first nine months of 2021 and 2020, respectively. The increases in equity method investment earnings were primarily due to increased earnings at NuMit and Nucor-JFE.

Losses on Assets

Included in the first nine months of 2021 earnings was a non-cash loss on assets of $42.0 million related to our leasehold interest in unproved oil and natural gas properties in the raw materials segment. Also included in the first nine months of 2021 earnings were losses on assets of $9.0 million in the steel products segment.

Included in the first nine months of 2020 earnings were losses on assets of $299.5 million related to our equity method investment in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”) that we have since exited. Nucor determined that a triggering event occurred in the first quarter of 2020 due to adverse developments in the joint venture’s commercial outlook, which were exacerbated by the COVID‐19 pandemic, all of which negatively impacted the joint venture’s strategic direction.

Interest Expense (Income)

Net interest expense for the third quarter and first nine months of 2021 and 2020 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	Oct. 2, 2021	Oct. 3, 2020
Interest expense	$43,908	$42,281	$122,539	$128,726
Interest income	(623)	(2,142)	(3,830)	(11,870)
Interest expense, net	$43,285	$40,139	$118,709	$116,856

Interest expense increased in the third quarter of 2021 compared to the third quarter of 2020 due to a decrease in capitalized interest in the third quarter of 2021. Interest expense decreased in the first nine months of 2021 compared to the first nine months of 2020 due primarily to the lower average interest rates on debt and an increase in capitalized interest in the first nine months of 2021.

Interest income decreased in the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020 due to a decrease in average interest rates on investments.

Earnings (Losses) Before Income Taxes and Noncontrolling Interests

Earnings (losses) before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2021 and 2020 were as follows (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months		Nine Months
	(13 Weeks) Ended		(39 Weeks) Ended
	Oct. 2, 2021	Oct. 3, 2020	Oct. 2, 2021	Oct. 3, 2020
Steel mills	$3,116,539	$205,152	$6,606,320	$512,082
Steel products	368,595	186,976	839,737	502,409
Raw materials	161,870	6,232	505,248	(3,068)
Corporate/eliminations	(777,897)	(107,942)	(1,758,204)	(393,651)
	$2,869,107	$290,418	$6,193,101	$617,772

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily NYS of which Nucor owns 51%. The increase in earnings attributable to noncontrolling interests in the third quarter and first nine months of 2021 as compared to the third quarter and first nine months of 2020 was primarily due to the increased earnings of NYS, which was a result of the increased metal margins. Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first nine months of 2020, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners.

Provision for Income Taxes

The effective tax rate for the third quarter of 2021 was 22.5% compared to 23.3% for the third quarter of 2020. The expected effective rate for the full year of 2021 is approximately 22.9%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $67.1 million at October 2, 2021, exclusive of interest, could decrease by as much as $5.7 million as a result of the expiration of the statute of limitations and closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2020 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2014 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported consolidated net earnings of $2.13 billion, or $7.28 per diluted share, in the third quarter of 2021 as compared to consolidated net earnings of $193.4 million, or $0.63 per diluted share, in the third quarter of 2020. Net earnings attributable to Nucor stockholders as a percentage of net sales were 21% and 4% in the third quarter of 2021 and 2020, respectively.

Nucor reported consolidated net earnings of $4.58 billion, or $15.34 per diluted share, in the first nine months of 2021 as compared to consolidated net earnings of $322.6 million, or $1.06 per diluted share, in the first nine months of 2020. Net earnings attributable to Nucor stockholders as a percentage of net sales were 18% and 2% in the first nine months of 2021 and 2020, respectively. Annualized return on average stockholders’ equity was 50% and 4% in the first nine months of 2021 and 2020, respectively.

Outlook

We expect continued strong results for the fourth quarter of 2021, potentially exceeding the net earnings record set in the third quarter of 2021. Demand remains robust across most end-use markets, a trend we expect will continue well into 2022. Backlogs in our steel mills and steel products segments remain elevated compared to historical levels.

We expect the profitability of the steel mills segment to improve in the fourth quarter of 2021 as compared to the third quarter of 2021, driven by additional earnings growth at our sheet and plate mills. We expect the profitability of the steel products segment to increase in the fourth quarter of 2021 compared to the third quarter of 2021. The raw materials segment's earnings in the fourth quarter of 2021 are expected to decrease compared to the third quarter of 2021 due primarily to margin compression at our DRI facilities.

Nucor’s largest exposure to market risk is via our steel mills and steel products segments. Our largest single customer in the third quarter of 2021 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

Liquidity and Capital Resources

Nucor operates a capital-intensive business in highly cyclical markets. We therefore attempt to utilize conservative financial practices that maximize our financial strength during economic downturns like the one we experienced as a result of the COVID-19 pandemic. Our liquidity position, consisting of cash and cash equivalents, short-term investments and restricted cash and cash equivalents, remained strong at $2.29 billion as of October 2, 2021. Additionally, Nucor has no significant debt maturities until September 2022.

We believe that our conservative financial practices have served us well in the past and are serving us well today. Nucor’s financial strength allows for a consistent, balanced approach to capital allocation throughout the business cycle. Nucor’s highest capital allocation priority is to reinvest in our business to ensure our continued profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to return capital to our stockholders through cash dividends and share repurchases. We intend to return a minimum of 40% of our net earnings to our stockholders, while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. In May 2021, Nucor’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $3.00 billion of its common stock and contemporaneously terminated any previously authorized share repurchase programs. As of October 2, 2021, the Company had approximately $1.94 billion remaining for share repurchases under the program.

Cash provided by operating activities was $3.62 billion in the first nine months of 2021 as compared to $2.21 billion in the prior year period. Net earnings in the first nine months of 2021 improved by $4.37 billion over the prior year period. Included in the first nine months of 2021 earnings was a non-cash loss on assets of $42.0 million related to our leasehold interest in unproved oil and natural gas properties in the raw materials segment. Included in the first nine months of 2020 earnings was a non-cash loss on assets of $299.5 million related to our previously held equity method investment in Duferdofin Nucor. Changes in operating assets and operating liabilities (exclusive of acquisitions) resulted in a cash reduction of $2.04 billion in the first nine months of 2021 compared with a cash increase of $693.2 million in the first nine months of 2020. The funding of our working capital in the first nine months of 2021 increased as compared to the first nine months of 2020 mainly due to increases in inventories and accounts receivable, partially offset by changes in salaries, wages, and other accruals. Inventory tons increased by 14% at the end of the third quarter of 2021 compared to year-end 2020, and the cost of scrap and scrap substitutes in our inventory increased 57% from year-end 2020. Inventories at the end of the third quarter of 2020 decreased by over one million tons, or 17%, compared to year-end 2019 due to working capital reduction initiatives focused on maintaining inventory levels at our anticipated near-term production requirements in response to the COVID-19 pandemic. Accounts receivable increased in the first nine months of 2021 from year-end 2020 due to a 78% increase in composite sales price in the third quarter of 2021 compared to the fourth quarter of 2020, whereas the prior year period saw relatively little change in composite sales price. The increase in salaries, wages and other accruals on the balance sheet in the first nine months of 2021 provided cash of $835.4 million versus using cash of $69.2 million in the prior year period mainly due to increased profit-sharing and other incentive compensation accruals from the significantly higher earnings of the Company.

The current ratio was 2.5 at the end of the third quarter of 2021 and 3.6 at year-end 2020. The current ratio decreased due to the following: a 186% increase in salaries, wages, and related accruals due to the previously discussed incentive compensation; reclassification of $600.0 million in bonds due September 2022 from long-term to short-term debt; and a 31% increase in accounts payable driven by the previously discussed increased inventory costs. Partially offsetting these items were a 78% and 59% increase in accounts receivable and inventories, respectively, due to the previously discussed increases in inventory costs and selling prices. In the first nine months of 2021, accounts receivable turned approximately every five weeks and inventories turned approximately every 10 weeks, compared to six and 10 weeks, respectively, in the first nine months of 2020.

Cash used in investing activities during the first nine months of 2021 was $2.38 billion as compared to $1.33 billion in the prior year period. The increase in cash used in investing activities was primarily due to a $1.33 billion increase in cash used to fund acquisitions, mainly the purchases of the IMP business and Hannibal in August 2021.

Cash used in financing activities for the first nine months of 2021 was $1.95 billion as compared to cash provided by financing activities of $596.6 million in the prior year period. The largest driver of this change was the $1.77 billion of stock repurchases in the first nine months of 2021 as compared to $39.5 million in the prior year period. Another significant component of this change was the issuance of $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030 in the first nine months of 2020. Offsetting the increase in cash used for acquisition of stock in the first nine months of 2021 was $143.9 million of proceeds from the exercise of stock options.

Nucor’s revolving credit facility is undrawn and was amended and restated on November 5, 2021 to extend the maturity date to November 5, 2026 and to increase its borrowing capacity from $1.50 billion to $1.75 billion. We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. Nucor continues to have the strongest credit rating in the North American steel sector (Baa1/A-) with stable outlooks at both Moody's and Standard & Poor's. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capitalization. In addition, the credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 2, 2021, our funded debt to total capital ratio was 28.9% and we were in compliance with all non-financial covenants under our credit facility. No borrowings were outstanding under the credit facility as of October 2, 2021.

Our financial strength allows a number of capital preservation options. Nucor’s robust capital investment and maintenance practices give us the flexibility to reduce spending by prioritizing our capital projects, potentially rescheduling certain projects and selectively allocating capital to investments with the greatest impact on our long-term earnings power. Nucor currently estimates its 2021 capital expenditures to be $1.70 billion. The projects that we anticipate will have the largest capital expenditures in 2021 are the plate mill under construction in Brandenburg, Kentucky, the sheet mill expansion at Nucor Steel Gallatin, and the hot band galvanizing line at Nucor Steel Arkansas.

In September 2021, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.405 per share payable on November 10, 2021, to stockholders of record on September 30, 2021. This dividend is Nucor’s 194th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2020. There were no interest rate swaps outstanding at October 2, 2021.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At October 2, 2021, accumulated other comprehensive loss, net of income taxes included $21.8 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of derivative instruments outstanding at October 2, 2021, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$14,085	$35,212
Aluminum	$7,724	$19,310
Copper	$3,765	$9,394

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at October 2, 2021 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended October 2, 2021 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 4, 2021 - July 31, 2021	2,500	$99.96	2,500	$2,547,877
August 1, 2021 - August 28, 2021	4,200	$108.93	4,200	$2,090,350
August 29, 2021 - October 2, 2021	1,500	$100.19	1,500	$1,940,065
For the Quarter Ended October 2, 2021	8,200		8,200

(1)	Includes commissions of $0.02 per share.
(2)

On May 13, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $3.00 billion of the Company’s common stock and terminated any previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Item 5. Other Information

On November 5, 2021, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.50 billion to $1.75 billion and to extend its maturity date to November 5, 2026. The amended and restated revolving credit facility was entered into by and among Nucor Corporation and certain subsidiaries of Nucor Corporation as borrowers, Bank of America, N.A. as administrative agent, and other financial institutions from time to time party thereto as lenders. The lenders on the revolving credit facility are full service financial institutions engaged in various activities, which may include securities trading, commercial and investment banking, financial advisory, investment management, investment research, principal investment, hedging, financing and brokerage activities. Certain of the lenders and their respective affiliates have engaged in, and may in the future engage in, commercial and investment banking and other commercial dealings in the ordinary course of business with Nucor or its affiliates. They have received, or may in the future receive, customary fees and commissions or other payments for these transactions. Further, U.S. Bank National Association, one of the lenders, is the trustee for certain series of Nucor’s notes. For an understanding of the terms and provisions of the revolving credit facility, reference should be made to the copy of that agreement attached as Exhibit 10 to this Form 10-Q and incorporated by reference herein.

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

10*

Fourth Amended and Restated Multi-Year Revolving Credit Agreement, dated as of November 5, 2021, by and among Nucor Corporation and certain subsidiaries of Nucor Corporation, as borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto.

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 2, 2021, filed November 10, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 2, 2021, filed November 10, 2021, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ James D. Frias
James D. Frias
Chief Financial Officer, Treasurer and Executive
Vice President

Dated: November 10, 2021