Form 10-K
period 2021-12-31
NUCOR CORP
filed 2022-02-28
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $28.21 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, July 3, 2021.

The number of shares of the registrant’s common stock outstanding as of February 18, 2022 was 269,124,863.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this report to the extent described herein.

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2021, we recycled approximately 20.4 million gross tons of scrap steel.

Segments, Principal Products Produced, and Markets and Marketing

Nucor reports its results in three segments: steel mills, steel products and raw materials. The steel mills segment is Nucor’s largest segment, representing 66% of the Company’s sales to external customers in the year ended December 31, 2021.

We market products from the steel mills and steel products segments mainly through in-house sales forces. We also utilize our internal distribution and trading companies to market our products abroad. The markets for these products are largely tied to capital and durable goods spending and are affected by changes in general economic conditions.

We are a leading domestic provider for most of the products we supply, and, in many cases (e.g., structural steel, merchant bar steel, steel joist and deck, pre-engineered metal buildings, steel piling, cold finish bar steel, steel electrical conduit pipe and insulated metal panels), we are the leading supplier.

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

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada and Mexico. The steel mills segment sold approximately 20,296,000 tons to outside customers in 2021.

The following chart shows our outside steel shipments by end market:

In 2021, 79% of the shipments made by our steel mills segment were to external customers. The remaining 21% of the steel mills segment’s shipments went to our steel products segment.

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

In December 2021, Nucor announced that it expects to build a rebar micro mill at a to-be-determined location in the South Atlantic region.

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

Nucor produces hot-rolled, cold-rolled and galvanized sheet steel to customers’ specifications. Contract sales within the steel mills segment are most notable in our sheet operations, as it is common for contract sales to account for the majority of sheet sales in a given year. We estimate that greater than 80% of our sheet steel sales in 2021 were to contract customers. The balance of our sheet steel sales were made in the spot market at prevailing prices at the time of sale. The amount of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions. These sheet sales contracts are noncancellable agreements that generally incorporate monthly or quarterly price adjustments reflecting changes in the current market-based indices and/or raw material cost, and typically have terms ranging from six to 12 months.

In January 2022, Nucor announced that it expects to build a new, state-of-the-art sheet mill in West Virginia. In February 2022, Nucor completed its acquisition of a majority ownership position in California Steel Industries, Inc. (“CSI”), a flat-rolled steel converter, based in Fontana, California, expanding the reach of Nucor’s sheet mill group to the west coast of the United States.

•

Structural mills - Nucor operates two structural mills that produce wide-flange steel beams, pilings and heavy structural steel products for fabricators, construction companies, manufacturers and steel service centers. Nucor owns a 51% interest in Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”) located in Blytheville, Arkansas. Nucor-Yamato is the only North American producer of high-strength, low-alloy beams. Common applications for the high-strength, low-alloy beams include gravity columns for high-rise buildings, long-span trusses for stadiums and convention centers, and for all projects where seismic design is a critical factor. The benefits of high strength, low alloy beams are increasingly recognized by Nucor’s customers in the construction sector.  These include savings in terms of construction time, weight, space, and overall environmental impact.  Nucor sells its high-strength, low alloy beams under the trade name AEOSTM.

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

Nucor owns a 50% economic and voting interest in NuMit, a company that owns 100% of the equity interest in Steel Technologies LLC (“Steel Technologies”), an operator of 30 strategically located sheet processing facilities in the United States, Canada and Mexico. Steel Technologies transforms flat-rolled steel into products that meet the exact specifications for customers in a wide range of industries, including the automotive, agricultural and consumer goods markets.

Nucor owns a 50% economic and voting interest in Nucor-JFE, a joint venture with JFE Steel Corporation (“JFE”) of Japan that operates a galvanized sheet steel plant in central Mexico that is expected to supply the country’s automotive market with an annual capacity of approximately 400,000 tons.

Steel products segment

In the steel products segment, Nucor produces hollow structural section (“HSS”) steel tubing, electrical conduit, steel racking, steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, insulated metal panels, steel grating and expanded metal, and wire and wire mesh. The steel products segment also includes our piling distributor. These products are sold primarily for use in nonresidential construction applications.

•

Tubular Products – The Nucor Tubular Products (“NTP”) group has eight tubular facilities that are strategically located in close proximity to Nucor’s sheet mills as they are a consumer of hot-rolled coil. The NTP group produces HSS steel tubing, mechanical steel tubing, galvanized solar torque tube, piling, sprinkler pipe, heat-treated tubing and electrical conduit. HSS steel tubing, mechanical steel tubing and sprinkler pipe are used in structural and mechanical applications, including nonresidential construction, infrastructure, agricultural, automotive and construction equipment end-use markets. Heat-treated tubing and electrical conduit are primarily used to protect and route electrical wiring in various nonresidential structures such as hospitals, schools, office buildings, hotels, stadiums and shopping malls. Solar torque tube is an essential component for ground-mount solar systems.

In August 2021, Nucor acquired Hannibal Industries, Inc. (Hannibal), a leading national provider of steel racking solutions. Total annual NTP capacity is approximately 1,500,000 tons. In March 2021, Nucor announced that it expects to build a new tube mill on the site of its Kentucky sheet mill.

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

Reinforcing products are essential to concrete construction. They supply tensile strength, as well as additional compressive strength, and protect the concrete from cracking. In many markets, Harris sells reinforcing products on an installed basis (i.e., Harris fabricates the reinforcing products for a specific application and performs the installation). Harris operates nearly 70 fabrication facilities across the United States and Canada, with each facility serving a local market. Total annual rebar fabrication capacity is approximately 1,686,000 tons.

•

Vulcraft/Verco – The Vulcraft/Verco group is the nation’s largest producer and leading innovator of open-web steel joists, joist girders and steel decking, which are used primarily for nonresidential building construction. Steel joists and joist girders are produced and marketed throughout the United States by seven domestic Vulcraft facilities. The Vulcraft/Verco group’s steel decking is produced and marketed throughout the United States by nine domestic plants. Six of these plants are adjacent to Vulcraft joist facilities. The Vulcraft/Verco group also has two plants in Canada, one in Eastern Canada and one in Western Canada, that produce both joist and deck. The annual joist production capacity is approximately 745,000 tons and the annual deck production capacity is approximately 560,000 tons.

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

•

Buildings group – Nucor produces metal buildings and components throughout the United States under the following brands: Nucor Building Systems, American Buildings Company, Kirby Building Systems and CBC Steel Buildings. In total, the Nucor Buildings group currently has an annual capacity of approximately 360,000 tons.

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

•

Insulated Metal Panels – In August 2021, Nucor purchased the assets of the insulated metal panels business (“IMP”) of Cornerstone Building Brands, Inc. (“Cornerstone”), which is comprised of two industry leading brands, CENTRIA and Metl-Span. This acquisition, combined with Nucor’s existing IMP business, TrueCore, LLC (“TrueCore”), form the Nucor Insulated Panel Group. The Nucor Insulated Panel group has nine manufacturing locations and has an annual capacity of approximately 92,000 tons.

•	Steel mesh, grating and fasteners – Nucor manufactures wire products, grating and industrial fasteners.

Nucor produces mesh at Nucor Steel Connecticut, Inc. and Nucor Wire Products Utah. Nucor also produces mesh in Canada at the Harris operations of Laurel Steel. The combined annual production capacity of the steel mesh facilities is approximately 128,000 tons.

Our grating business manufactures and fabricates steel and aluminum bar grating products at facilities located in North America and serves the new construction and maintenance-related markets. The annual production capacity for our grating business is approximately 46,500 tons.

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

•

Scrap recycling and brokerage operations - DJJ operates six regional scrap recycling companies across the United States that together have shredders capable of processing approximately 5,478,000 tons of ferrous scrap annually. DJJ’s scrap recycling operations use industry-leading expertise and technology to maximize metal recovery and minimize waste. DJJ also operates 12 self-serve used auto parts stores called U Pull-&-Pay that complement its recycling operations.

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

Our primary external customers for ferrous scrap are EAF steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills, and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2021, approximately 9% of the ferrous and nonferrous metals and scrap substitute tons we brokered and processed were sold to external customers. We consumed the balance in our steel mills.

•

Direct reduced iron operations - DRI is a substitute material for high-quality grades of scrap and pig iron. Nucor operates two DRI plants with a combined annual capacity of approximately 4,500,000 metric tons of material with world-class metallization rates and carbon content. Nucor’s wholly owned subsidiary, Nu-Iron Unlimited, is in Trinidad and benefits from a low-cost supply of natural gas and favorable logistics for inbound iron ore and shipment of DRI to the United States. Nucor’s second DRI plant in Louisiana also benefits from favorable logistics and proximity to its steel mill customers.

Nucor’s DRI production and brokering capabilities provide our steel mills flexibility to quickly adjust their metallic input mix to changing market conditions, enabling them to maintain cost competitiveness in the often-volatile ferrous scrap market. With the potential for high-quality scrap to become scarcer, coupled with the risk of third-party supplier disruptions, Nucor’s DRI facilities provide a greater degree of certainty over metallics supply to its steel mills.

•	Natural gas drilling programs - Nucor owns leasehold interests in natural gas properties in the Piceance Basin in the Western Slope of Colorado.

Nucor’s access to a long-term, low-cost supply of natural gas is a component in the execution of Nucor’s raw material strategy. Natural gas produced by Nucor’s drilling operations is being sold to third parties to partially offset our exposure to changes in the price of natural gas consumed by our DRI plant in Louisiana and our steel mills in the United States.

•

Universal Industrial Gases (UIG) – Nucor acquired UIG in 2019 so that we would have the capability to build and operate our own air separation units (“ASU”) to serve our steel mills, providing us with an alternative to long term service contracts with outside providers. Where economies of scale and regional market conditions warrant, we can also sell excess output from these plants on a merchant basis. We have one ASU in operation at our plate mill in Hertford County, North Carolina and three additional stand-alone facilities that are currently operating. Three more facilities are currently under construction at Nucor facilities.

Customers and Markets

We have a diverse customer base and are not dependent on any single customer. Our largest single customer in 2021 represented approximately 5% of sales and consistently pays within terms. Our steel mills use a significant portion of the products of the raw materials segment.

We believe that nonresidential construction is the largest end-use market that we serve. Products from our steel mills and steel products segment are used in a variety of nonresidential construction applications (e.g., commercial, industrial, infrastructure).

In recent years we have come to see our EAF-based steelmaking method, with its lower greenhouse gas (“GHG”) intensity when compared with blast furnace technology, as a competitive advantage for reasons beyond its flexible, highly variable cost base. Many of our customers are expressing greater concern for the GHG emissions in their supply chains and are prioritizing sourcing their steel requirements from EAF-based steelmakers for incorporation into their projects and products.

We have developed branded product lines to leverage this, and other advantages conferred by our specialized capabilities.

•

Our AEOSTM line of high strength, low alloy steel beams is one such example. AEOSTM’s benefits are increasingly recognized by Nucor’s customers in the construction sector.  These include savings in terms of construction time, weight, space and overall environmental impact.

•

Our ECONIQTM line of net zero carbon steel is another example. We launched ECONIQTM during 2021 and have found strong interest from customers in both the automotive and construction end-use markets. These are the two largest end-use markets for steel in the United States.

We have also invested in people and processes to organize more of our commercial activities around large customers and end-use markets (e.g., automotive, construction, wind energy and solar energy). We have developed dedicated teams who are tasked with developing relationships and educating decision makers in these sectors. We believe this has resulted in earlier and more thoughtful consideration being given to steel-based solutions from Nucor, and a better appreciation for some our unique products and capabilities, such as AEOSTM and ECONIQTM.

General Development of Our Business in Recent Years

Nucor has invested significant capital in recent years to expand our product portfolio to include more value-added steel mill products and capabilities, improve our cost structure, enhance our operational flexibility and increase our exposure to markets with attractive growth prospects; such as datacenters, warehouses and renewable energy. These investments totaled approximately $6.34 billion over the last three years, with approximately 75% going to capital expenditures and the remainder going to acquisitions. We believe that these investments will help us deliver profitable long-term growth. Further, we believe shifting our product mix to a greater proportion of value-added products will make us less susceptible to being negatively impacted by imports.

Nucor has several new capital projects and an acquisition of majority ownership position a joint venture in the steel mills segment that support our expansion of value-added product offerings and cost-reduction strategies.

•

Nucor has completed construction of a new $325 million third generation flexible galvanizing line with an annual capacity of approximately 500,000 tons at our Nucor Steel Arkansas facility. We believe this project, combined with Nucor Steel Arkansas’ specialty cold mill that has been in operation for more than two years, uniquely positions Nucor among North American EAF steelmakers to provide the high-strength, light-weight steels that are increasingly in demand from the automotive and other sectors.

•

Nucor has completed construction of its approximately $650 million investment to modernize and expand the production capability at its Gallatin flat-rolled sheet mill located in Ghent, Kentucky. The project is expected to begin start-up in the first quarter of 2022 and will increase the production capability of the mill from approximately 1,400,000 tons to approximately 3,000,000 tons annually once fully online. This project gives the Gallatin mill new, thicker slab casting and wider coil capabilities, expanding our product portfolio into markets currently served by higher-cost competitors.

•

Construction continues on our $1.70 billion state-of-the-art plate mill in Brandenburg, Kentucky on the Ohio river. We expect that the new plate mill will begin production in the fourth quarter of 2022. The mill will be capable of producing approximately 1,200,000 tons per year of steel plate products. With the capability to manufacture nearly all the different types of plate products consumed in the United States, we believe this mill will position Nucor as the supplier of choice in the domestic plate market. We expect domestic demand for steel plate to grow in the coming years as offshore wind farms are permitted and developed with increasing frequency. Steel plate is essential to constructing offshore wind towers, as is steel rebar.

•

In January 2022, Nucor announced that its new state-of-the-art sheet mill will be located in Mason County, West Virginia. Nucor’s West Virginia mill will have an annual capacity of 3,000,000 tons, with related total expected capital expenditures of approximately $2.70 billion. Construction is expected to take two years pending permit and regulatory approvals.

The new mill will be equipped to produce 84-inch sheet products, and among other features, will include a 76-inch tandem cold mill and two galvanizing lines. Galvanizing capabilities will include an advanced high-end automotive line with full inspection capabilities as well as a construction-grade line. In addition to its advanced capabilities and strategic location, the new greenfield mill’s product mix is anticipated to have a significantly lower GHG intensity than competitors who have historically supplied the region.

•

In December 2021, Nucor announced construction of a rebar micro mill, with spooling capabilities, which is expected to be located in the South Atlantic region. This would be Nucor's third rebar micro mill, joining its existing micro mills in Missouri and Florida, both of which began operations in 2020. This $350 million investment will have an annual capacity of approximately 430,000 tons and is expected to be in operation in 2023.

These mills are referred to as micro mills because they have a smaller operational footprint than our older rebar mills, as well as less productive capacity – typically about 400,000 tons per year.  This makes them suitable for smaller regional markets and enables to us serve these markets with a logistics cost advantage relative to competitors operating from further away.  Micro mills also have a lower environmental footprint due to their smaller size and the fact that their plant design does not typically include a natural gas fired reheat furnace that is common in many steel mills.

•

In February 2022, Nucor completed its acquisition of a majority ownership position in CSI by purchasing a 50% equity ownership interest from a subsidiary of Vale S.A. (Vale) for a cash purchase price of $400 million, adjusted for net debt and working capital at closing, as well as a 1% equity ownership stake from JFE. CSI is a flat-rolled steel converter based in Fontana, California.

Our acquisition of CSI expands the reach of Nucor’s sheet mill group to the west coast of the United States and increases our exposure to more value-added sheet steel.  CSI’s product capabilities include hot rolled, pickled & oiled, cold rolled and galvanized sheet steels, as well as electric resistance welded (ERW) pipe. Its annual capacity is estimated at more than 2,000,000 tons.

During 2021, Nucor made two strategic acquisitions in the steel products segment.

•

In August 2021, Nucor acquired the assets of the IMP business of Cornerstone for a cash purchase price of approximately $1.00 billion. The acquired IMP business that we acquired is comprised of two industry leading brands, CENTRIA and Metl-Span. The brands are now part of the Nucor Insulated Panel group, which also includes the Company's initial IMP business, TrueCore.

We believe this acquisition will broaden the value-added solutions that the Nucor Buildings group provides to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years and that the use of IMP products within them will also increase. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations-related GHG emissions for owners and lessees.

•

In August 2021, Nucor acquired Hannibal for $370 million. Hannibal is a leading national provider of racking solutions to warehouses and serves the e-commerce, industrial, food storage and retail segments. Hannibal has manufacturing facilities in Los Angeles and Houston, as well as three distribution centers. It utilizes sheet and bar steel, as well as steel decking, wire deck and fasteners to produce its racking solutions, providing potential supply chain efficiencies with other Nucor businesses. In addition to manufacturing racking solutions, Hannibal works closely with customers during the construction and design phases of a warehouse build-out by offering turn-key services such as installation, procurement and facility integration.

Capital Allocation Strategy

The significant developments in Nucor’s business in recent years have largely been driven by our capital allocation strategy. Our highest capital allocation priority is to invest in our business for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, greenfield expansions and acquisitions.

Our second priority is to return capital to our stockholders through cash dividends and share repurchases. Nucor has paid $1.47 billion in dividends to its stockholders during the past three years. That dividend payout represents 13% of cash flows from operations during that three-year period. The Company repurchased $3.28 billion of its common stock in 2021 ($39.5 million in 2020 and $298.5 million in 2019).

We intend to return at least 40% of our net income to stockholders over time via a combination of both cash dividends and share repurchases. Over the past three years, we have returned approximately 58% of our net income in this manner. At December 31, 2021, the Company had approximately $3.85 billion available for share repurchases under the currently authorized share repurchase program.

We intend to execute on our capital allocation strategy while maintaining a strong balance sheet, with relatively low financial leverage, as measured in terms of net debt to total capital, as well as ample liquidity. At year-end 2021, our net debt to total capital was approximately 14% and we had cash and cash equivalents, short-term investments and restricted cash and cash equivalents on hand of $2.76 billion. At the end of 2021, Nucor had the strongest credit ratings in the North American steel sector (Baa1/A-) with stable outlooks at both Moody’s and Standard & Poor’s.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products and raw materials. These markets are highly competitive with many domestic and foreign firms participating, and, as a result of this highly competitive environment, we find that we primarily compete on price and service.

In our steel mills segment, our EAF steel mills face many different forms of competition, including domestic integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other domestic EAF steel mills, steel imports and alternative materials. Large domestic integrated steel producers have the ability to manufacture a variety of products but face significantly higher energy costs and are often burdened with higher capital and fixed operating costs. EAF-based steel producers, such as Nucor, are sensitive to increases in scrap prices but tend to have lower capital and fixed operating costs compared with large integrated steel producers. EAF-based steel producers also typically emit fewer GHGs per ton of steel produced than integrated steel producers.

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry. The Organisation for Economic Cooperation and Development (“OECD”) estimates that global steel production overcapacity is currently approximately 500,000,000 tons, which is down slightly from previous years. However, additional capacity continues to come online and China’s steel production, the largest steel producing country, is still near record levels. In 2021, China’s steel production was 1.13 billion tons compared to the record amount of 1.16 billion tons the previous year.

Circumvention of trade duties also continues to pose a risk. Besides producing record amounts of steel in its own country, China is investing heavily in steel production in neighboring countries which is one way it tries to avoid being subject to trade duties. State-owned Chinese steel companies are involved in new steel capacity projects in Indonesia, the Philippines and Malaysia. The South East Asia Iron and Steel Institute (SEAISI) has estimated that by 2026 there will be significant production overcapacity in the region, noting it will take 20 years for demand to catch up with the projected capacity levels.

Strong trade enforcement has led to a structural change in the U.S. steel market. The Section 232 steel tariffs and successful trade cases have been effective in keeping unfairly traded imports out of the U.S. market. In November 2021, the U.S. government reached an agreement with Europe to end the Section 232 imports on steel from the European Union and replace them with a tariff rate quota. The U.S. government is also negotiating potential deals to end the tariffs with the United Kingdom and Japan. Imports of finished steel in 2021 were up approximately 48% from 2020 levels and accounted for approximately 22% of U.S. market share.

At the end of 2021, Congress passed a significant infrastructure spending bill. The bill will result in an estimated 4 million to 6 million tons of additional steel demand per year, and contains strong Buy America requirements to ensure domestically produced steel is used to rebuild U.S. infrastructure.  Approximately 50% of Nucor products are shipped into the construction market, and Nucor’s lower carbon footprint is expected to provide an additional advantage as states and localities look to rebuild infrastructure in a sustainable manner.

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

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $3.79 billion and $2.58 billion at December 31, 2021 and 2020, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from other Nucor businesses. Nucor’s backlog of orders in the steel products segment was approximately $8.12 billion and $2.66 billion at December 31, 2021 and 2020, respectively. The increase in backlogs for the steel products segment is due to several businesses within the steel products segment having record backlog volume and pricing at December 31, 2021. The majority of these orders are expected to be filled within one year. Order backlog within our raw materials segment is not meaningful because the vast majority of the raw materials that segment produces are used internally.

Sources and Availability of Raw Materials

An ample supply of high-quality scrap and scrap substitutes is critical to support Nucor’s ability to produce high-quality steel. Nucor’s raw materials segment safely produces, sources, trades and transports steelmaking raw materials. Nucor’s raw materials investments are focused on creating an advantage for our steelmaking operations, through a global information network and a multi-pronged and flexible approach to metallics supply.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average cost of scrap and scrap substitutes used in our steel mills segment increased 62% from $290 per gross ton used in 2020 to $469 per gross ton used in 2021. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce one ton of steel. Depending on the market conditions at the time, a raw material surcharge or variable steel pricing mechanism may be implemented to assist Nucor in maintaining operating margins and in meeting our customer commitments during periods of rapidly changing scrap and scrap substitute costs.

For the past decade, Nucor has focused on securing access to low-cost raw material inputs as they are the Company’s largest expense. We believe Nucor’s broad, balanced supply chain is an important strength which allows us to reduce the cost of our steelmaking operations, create a shorter supply chain and have greater optionality over our metallic inputs. Our investment in DRI production facilities and scrap yards, as well as our access to international raw materials markets, provides Nucor with significant flexibility in optimizing our raw material costs. Additionally, having a significant portion of our raw materials supply under our control minimizes risk associated with the global sourcing of raw materials, particularly since a good deal of scrap substitutes comes from regions of the world that have historically experienced greater political turmoil, such as Ukraine, Russia and Brazil. We believe the continued successful implementation of our raw material strategy, including key investments in DRI production, as well as in the scrap brokerage and processing services performed by our team at DJJ, gives us greater control over our metallic inputs and thus helps us mitigate the risk of significant fluctuations in the availability and costs of critical inputs.

DJJ acquires ferrous scrap from numerous sources, including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. We purchase pig iron as needed primarily from overseas sources including Russia, Ukraine and Brazil. We received over 2,800,000 gross tons of pig iron in 2021. Our DRI plants in Trinidad and Louisiana have respective annual production capacities of approximately 2,000,000 and 2,500,000 metric tons. The primary raw material for our DRI facilities is pelletized iron ore, which we purchase from various international suppliers.

The primary raw material for our steel products segment is steel produced by Nucor’s steel mills.

Energy Consumption and Costs

Steel manufacturing is considered an energy-intensive, trade exposed industry. As a result, we continuously strive to make our operations in all three of our business segments more energy efficient. In addition, we proactively engage with suppliers, regulators and other energy industry participants to ensure the continued availability of reliable, low-cost sources of energy in various forms.

Our steel mills utilize EAFs for 100% of their steel production, with approximately 50% of their total energy consumed as electricity. The total energy consumed by Nucor also includes natural gas, oxygen and carbon raw material inputs. For the scrap melting process, electricity is the primary energy source, with natural gas combustion serving as the fuel for reheat furnaces and other pre-heating operations. Our DRI facilities in Trinidad and Louisiana are also large consumers of natural gas.

The availability and prices of electricity and natural gas are influenced today by many factors, including changes in supply and demand, the regulatory environment and pipeline/transmission infrastructure.

We use a variety of strategies to manage our exposure to price risk of natural gas, including cash flow hedges, as well as our owned natural gas drilling operations. In addition to the currently producing wells in the Piceance Basin, Nucor owns leasehold interests in natural gas properties in the South Piceance Basin, in the Western Slope of Colorado. To support Nucor’s operating wells and potential future well developments on these properties, Nucor has entered into long-term agreements directly with third-party gathering and processing service providers. Natural gas produced by Nucor’s drilling operations is being sold to partially offset our exposure to changes in the price of natural gas consumed by our DRI plant in Louisiana, and by our steel mills in the United States. Nucor has full discretion on its participation in all future drilling capital investments.

We closely monitor developments in public policy relating to energy production and consumption. We engage with policymakers to provide technical information that can inform policy decisions and avoid unintended adverse consequences of legislative and regulatory actions. We believe that a thoughtful approach to domestic energy policy can help ensure that steel and steel products manufactured in the United States remain competitive in the increasingly global marketplace.

Reducing Greenhouse Gas Emissions

GHG emissions by the energy sector have received an increasing amount of attention in recent years, as more people become concerned that these emissions are a significant contributor to climate change. This has led to increasing support for, and investment in, low or zero carbon energy generation technologies such as solar, wind and nuclear. As a result, the development of these technologies has accelerated, and in many cases, they are now more cost competitive with traditional, fossil fuel-based power generation. We believe that this ongoing diversification of power generation technologies is fundamentally positive, but without careful planning and investment there is some risk to the reliability of the domestic power grid as this transition continues. In particular, legacy fossil fuel-based assets will remain essential for some time to come and the U.S. transmission grid is broadly in need of substantial upgrades to take full advantage of these newer, more intermittent power sources. We are also optimistic about the related demand for our products as transmission grid upgrades are executed and newer power generation assets are developed using steel.

In July 2021, we announced a commitment to lower the GHG emissions intensity from our steel mill operations by 35% in 2030, measured against a 2015 baseline - the year the Paris Climate Agreement was adopted.  As a result, Nucor’s GHG intensity in 2030 is expected to be 77% less than today’s global average.  We expect to achieve these goals with a multi-pronged approach that includes utilization of renewable energy, carbon substitutes, more efficient operations and carbon sequestration.

  In 2020 and 2021, we entered into three Virtual Power Purchase Agreements (“VPPAs”). Under each VPPAs, we have agreed to purchase for a fixed price a portion of the output of both solar and wind renewable power projects being developed in the United States. The VPPAs will be settled financially on a monthly basis. We have undertaken these initiatives to support the ongoing transition of the U.S. power grid to a greater reliance on renewable power. As part of these arrangements, we will also receive Renewable Energy Credits (“RECs”) commensurate with the power we purchase. These RECs can be applied against a portion of our GHG emissions, enabling us to receive credit for reducing them. The pay fixed, received floating nature of this arrangement also offsets a portion of our exposure to higher prices for electricity over the life of the contract. We are evaluating and considering similar transactions. One VPPA started delivering RECs to us in June 2021 and the other two VPPAs may be delayed as a result of supply chain disruptions and permitting delays and interconnection delays.

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

Nucor operates a robust and sustainable environmental program that incorporates the concept of each individual teammate, as well as management, being responsible for environmental performance. All of Nucor’s steel mills that have been in operation for over five years are ISO 14001 certified. Achieving ISO 14001 certification requires Nucor’s steel mills to implement an environmental management system with measurable targets and objectives, such as reducing the use of oil and grease and minimizing electricity use.

The principal federal environmental laws that regulate our business include the Clean Air Act (the “CAA”), which regulates air emissions; the Clean Water Act (the “CWA”), which regulates water withdrawals and discharges; the Resource Conservation and Recovery Act (the “RCRA”), which addresses solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act (the “CERCLA”), which governs releases of hazardous substances, and remediation of contaminated sites. Our operations are also subject to state and local environmental laws and regulations.

As it relates to air emission rates, EAFs are the most efficient and cleanest steel making process commercially available today. In comparison to blast furnaces, emissions of sulfur oxides from EAFs are approximately 14% of the amount emitted from blast furnaces. EAFs emit less than 1% of the particulate emissions compared to blast furnace operations. Importantly, EAF emissions of GHGs per ton of steel average less than half of the rates typically generated by blast furnaces. Operating EAFs instead of blast furnaces is a proven air quality improvement strategy.  In addition, each of our steel mills operates air pollution control devices (baghouses) to collect and capture particulate emissions (“EAF dust”) from the steel making process.  We strive to maintain compliance with all applicable CAA requirements.

The primary raw material of Nucor’s steelmaking operations is scrap metal. The process of recycling scrap metal generates particulate matter emissions that includes contaminants such as paint, zinc, lead, chrome and other metals. Initially, the particulate matter captured and collected is classified as a listed hazardous waste under the RCRA. Because these contaminants contain valuable metals, the EAF dust is recycled to recover these metals. Nucor sends all but a small fraction of the EAF dust it collects to recycling facilities that recover the zinc, lead, chrome and other valuable metals from this dust. By recycling this material, Nucor believes it is not only acting in a sustainable, responsible manner but it is also substantially limiting its potential for future liability under both the CERCLA and the RCRA.

In addition to recycling EAF dust, Nucor mills beneficially reuse steel slag in road materials as a granular base, embankments, engineered fill, highway shoulders, and hot mix asphalt pavement. The physical, chemical, mechanical and thermal properties of steel slag provide a vital resource for construction companies and activities. We take considerable pride in our recycling efforts.

Not only does the RCRA establish standards for the management of solid and hazardous wastes, the RCRA also addresses the environmental impact of contamination from waste disposal activities and from recycling and storage of most wastes. Periodically, past waste disposal activities that were legal when conducted but now may pose a contamination threat are discovered.  When the U.S. Environmental Protection Agency determines these off-site properties are contaminated, Nucor quickly evaluates such claims and, if Nucor is determined to be responsible, we do our part to remediate our share of such issues. Nucor believes all identified liabilities under the RCRA are either currently being resolved or have been fully resolved.

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

To protect water resources, the CWA regulates water withdrawals and discharges. When applicable, Nucor maintains water withdrawal and discharge permits at its facilities under the national pollutant discharge elimination system program of the CWA and conducts its operations in compliance with those permits. Nucor also maintains permits from local governments if the facility discharges into publicly owned treatment works.

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

Nucor has a simple, streamlined organizational structure that allows our teammates to make quick decisions and innovate. Our organization is also highly decentralized, with most day-to-day operating decisions made by our division general managers and their teams. With nearly 29,000 teammates, fewer than 200 work in our principal executive offices in Charlotte, North Carolina. By empowering our teammates, our goal is to foster an entrepreneurial mindset, along with a strong sense of personal responsibility and a culture of accountability. This empowerment is reinforced by our compensation policies (see “Pay for Performance” discussion in Our Teammates, Compensation, Training & Development section below) to drive results and contribute to our success.

Teammate input is essential for us to maintain our culture of empowering teammates to make operational decisions. Aside from our practice of everyday open communication, we periodically ask our teammates to formally provide feedback. Beginning in 1986, we have asked our teammates to complete a comprehensive survey in order to gather feedback on a range of topics, including matters relating to the effectiveness of our culture. We view the survey as an important tool we use to continually improve our company and ensure our teammates remain engaged and satisfied. This survey is conducted every three years, the last of which was conducted in 2019. In the most recent survey, 90% of the responses were favorable in the category of “Satisfaction & Commitment.” The overall percentage of negative responses in the most recent survey has dropped by 25 percentage points since the survey began in 1986. The next survey will be conducted in the summer of 2022. Teammates of certain previously acquired businesses – most notably Harris, which accounted for approximately 15% of our workforce as of December 31, 2021 – complete a comparable survey that has also shown an improving trend over time.

Safety, Diversity, Equity & Inclusion

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

Nucor calculates the annual Injury/Illness Rate by dividing the number of work-related injuries and illnesses by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year.  In 2021, we achieved an annual Injury/Illness Rate of 1.04, which marks the safest year in the Company’s history. This marks an improvement over our annual Injury/Illness Rate of 1.10 in 2020, which was the Company’s previous record.

Nucor uses the DART Case Rate to assess and manage the risk of serious injury in the workplace.  Nucor calculates the annual DART Case Rate by dividing the number of cases resulting in days away from work, restricted work activity and/or job transfers by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year.  In 2021, we achieved an annual DART Case Rate of 0.50 (0.59 in 2020).

Beginning in 1998, Nucor has used the President’s Safety Award to recognize divisions that achieve strong records of safety performance based on objective metrics. The President’s Safety Award has the following three levels: Platinum, which is awarded to divisions with zero recordable illnesses or injuries; Gold, which is awarded to divisions that have an Illness/Injury Rate below 0.6 and a DART Case Rate below one-third of the national average for their NAICS code; and Silver, which is awarded to divisions that achieve one-third the national average on Illness/Injury Rate and DART Case Rate. In 2021, 16 divisions achieved the Platinum level award, 14 divisions achieved the Gold level award and 17 divisions achieved the Silver level award. Nucor also has 25 OSHA Voluntary Protection Program Sites, OSHA’s highest level of recognition.

In 2020, the Company introduced the Nucor President’s Safety Cup as a way to foster more safety benchmarking throughout the Company. The President’s Safety Cup is an additional annual award that is presented to the region that has the best safety record across all of Nucor. Not only does this reward a facility for exceeding their individual safety goals, but it encourages our teams to work with their regional teammates to share ideas and improve safety as a group. The President’s Safety Cup trophy travels among the mills and divisions that make up the winning region.

We believe however, that Safety is about more than just avoiding injuries. At Nucor, safety means making sure our teammates feel safe, welcome and valued when they come to work each day. We are accelerating our diversity, equity and inclusion efforts with the objective of ensuring that each teammate feels a sense of belonging at Nucor. By creating an inclusive workplace, we believe we will attract top talent and achieve greater diversity in our workforce and leadership, which will make Nucor a stronger company. Some of the initiatives focused on inclusion, equity and diversity we have launched include:

•	Conducting focused discussion groups to share experiences of the workplace and the effects of race and gender
•	Taking feedback onboard to enhance training and development
•	Webcasts by diverse senior leaders sharing their career progression and life experiences
•	Increasing tempo and intensity of engagement with supportive external partners, such as
•	Society of Black Engineers
•	Society of Women Engineers
•	Tuskegee University
•	INROADS (non-profit focused on addressing the lack of diversity in corporate America)
•	More proactive senior executive support for career development opportunities for diverse employees

Our Teammates - Compensation, Training & Development

Nucor had approximately 28,800 teammates as of December 31, 2021.  The vast majority of our teammates are located in the United States, with only a small number of teammates located outside of North America. Our operations are highly automated, allowing us to take advantage of lower employment costs while still providing our teammates with compensation that we believe is highly competitive as compared to businesses in our industry. At Nucor, we believe in “Pay-for-Performance.”  Nucor teammates typically earn a significant part of their compensation based on their productivity. Production teammates work under group incentives that provide increased earnings for increased production. This additional incentive compensation is paid weekly in most cases. Nucor has also historically contributed 10% of earnings before federal taxes to a profit sharing plan for the majority of teammates below the officer level. We believe such compensation practices incentivize our workforce and reinforce our culture. For 2021, this profit sharing contribution, was the largest in our history and amounted to approximately $861 million.

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

Policies

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

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry. The OECD estimates that global steel production overcapacity currently approximately 500,000,000 tons, with additional capacity expected to come online over the next few years.  China continues to be a significant contributor to excess steelmaking capacity, producing more than 1 billion tons of steel in each of the past two years. China is also investing in new steelmaking capacity in several countries in southeast Asia.

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

Our operations are capital intensive. For the three-year period ended December 31, 2021, our total capital expenditures were approximately $4.74 billion. Our business requires substantial expenditures for routine maintenance. We also recently announced substantial capital projects that we expect will increase production capacity, increase the efficiency of our operations and enhance our product offerings. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds, short-term commercial paper issuance, offerings of our debt and equity securities or from borrowings under our $1.75 billion unsecured revolving credit facility, we cannot guarantee that this will be the case. Additional acquisitions, increases in interest rates or unforeseen events could require financing from additional sources.

Changes in the availability and cost of electricity and natural gas are subject to volatile market conditions that could adversely affect our business.

Our steel mills are large consumers of electricity and natural gas. In addition, our DRI facilities are also large consumers of natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity and natural gas are subject to volatile market conditions. These market conditions often are affected by weather, political, regulatory and economic factors beyond our control, and we may be unable to raise the price of our products to cover increased energy costs. Disruptions, including physical or information systems related issues, that impact the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs resulting from market fluctuations or regulations that are not equally applicable across the entire global steel market could materially adversely affect our business, results of operations, financial condition and cash flows.

Competition from other steel producers, imports or alternative materials may adversely affect our business.

We face strong competition from other steel producers and imports that compete with our products on price, quality and service. The steel markets are highly competitive and a number of firms, domestic and foreign, participate in the steel, steel products and raw materials markets. Depending on a variety of factors, including the cost and availability of raw materials, energy, technology, labor, transportation and capital costs, currency exchange rates, government subsidies of foreign steel producers and other global political and economic factors, our business may be materially adversely affected by competitive forces.

In many applications, steel competes with other materials, such as concrete, aluminum, plastics, composites and wood. Increased use or availability of these materials in substitution for steel products could have a material adverse effect on prices and demand for our steel products.

Since 2011, automobile producers have begun taking steps towards complying with new Corporate Average Fuel Economy mileage requirements for new cars and light trucks that they produce. As automobile producers work to produce vehicles in compliance with these new standards, they may seek to reduce the amount of steel they incorporate in their vehicles, require different types or higher grades of steel products, or begin utilizing alternative materials in cars and light trucks to improve fuel economy, thereby reducing their demand for steel. Certain automakers have begun to use greater amounts of aluminum and smaller proportions of steel in some models since 2015. Additional shifts in demand for steel products by automobile producers could materially adversely affect our business, results of operations, financial condition and cash flows.

Our industry is cyclical and both recessions and prolonged periods of slow economic growth could have an adverse effect on our business.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries, such as the commercial construction, energy, metals service centers, appliance and automotive industries. As a result, downturns in the U.S. economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows.

The U.S. economy has experienced a strong recovery from the conditions experienced at the onset of the COVID-19 pandemic, but new variants of COVID-19 and the continued abatement of the COVID-19 pandemic, labor shortages, supply chain disruptions, new or proposed legislation related to governmental spending, inflation and increases in interest rates have impacted, and will continue to impact, economic growth. Even with this economic recovery, challenges from global production overcapacity in the steel industry and ongoing uncertainties, both in the United States and in other regions of the world, remain.

We are unable to predict with certainty the duration of current economic conditions or the magnitude and timing of changes in economic activity. Future economic downturns, prolonged slow growth or stagnation in the economy, a sector-specific slowdown in one of our key end-use markets, such as nonresidential construction, or changes in inflation could materially adversely affect our business, results of operations, financial condition and cash flows, especially in light of the capital-intensive nature of our business.

The results of our operations are sensitive to volatility in steel prices and the cost and availability of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with key consumables such as graphite electrodes and raw materials, including both scrap and scrap substitutes that are critical to the manufacture of our steel products. The raw material required to produce DRI is pelletized iron ore. Although we have vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also by acquiring DJJ in 2008, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States and internationally. Although we believe that the supply of scrap and scrap substitutes is adequate to operate our facilities, prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap, scrap substitutes and iron ore demands of our global competitors, as well as volatility in currency rates and political conditions.  For example, we source a substantial amount of our scrap and scrap substitutes from countries in Europe such as Russia and Ukraine.  If political conditions in those countries or their relations with the United States or each other further deteriorate, or such countries were to become subject to sanctions or other restrictions or interruptions in trade with the United States, it may materially affect the price and availability of scrap and scrap substitutes.

At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, war and other forms of armed conflict or political instability, changes in exchange rates, worldwide price fluctuations, including due to global political and economic factors, changes in governmental, business and consumer spending, inflation, increases in interest rates, labor shortages, and the availability and cost of transportation, including as a result of the COVID-19 pandemic. Many countries that export steel into our markets restrict the export of scrap, protecting the supply chain of some foreign competitors. This trade practice creates an artificial competitive advantage for foreign producers that could limit our ability to compete in the U.S. market.

If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to our customers and accepted customer orders for our products prior to purchasing necessary raw materials, we may be unable to raise the price of our products to cover all or part of the increased cost of the raw materials or pass along increased transportation costs. Also, if we are unable to obtain adequate, cost-effective and timely deliveries of our required raw materials, we may be unable to timely manufacture sufficient quantities of our products. This could cause us to lose sales, incur additional costs, experience margin compressions or suffer harm to our reputation and customer relationships.

Our steelmaking processes, our DRI processes, and the manufacturing processes of many of our suppliers, customers and competitors are energy intensive and generate carbon dioxide and other GHGs. The regulation of these GHGs could have a material adverse impact on our results of operations, financial condition and cash flows.

Our operations are subject to numerous federal, state and local laws and regulations relating to the protection of the environment, and, accordingly, we make provision in our financial statements for the estimated costs of compliance. There are inherent uncertainties in these estimates.  Most notably, the uncertainty of policies, enforcement priorities, legislation and regulations related to climate change mitigation strategies pose the greatest risk.

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

We incur significant costs in meeting our environmental regulation compliance and remediation obligations. The principal federal environmental laws include the CAA, which regulates air emissions; the CWA which regulates water withdrawals and discharges; the RCRA, which addresses solid and hazardous waste treatment, storage and disposal; and the CERCLA, which governs releases of hazardous substances, and remediation of contaminated sites. Our operations are also subject to state and local environmental laws and regulations. Capital expenditures at our facilities that are associated with environmental regulation compliance for 2022 and 2023 are estimated to be less than $100 million per year.

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

Numerous states, including Washington, Oregon and New York, are considering establishing requirements for Environmental Product Declarations (“EPDs”) to evaluate environmental impacts of products. California has enacted the “Buy Clean California Act” and California has established Global Warming Potential (GWP) benchmarks through EPDs for certain materials, including certain steel products.  Currently, the federal government is considering similar legislation. To provide for greater product transparency, Nucor contracted an independent, third-party to evaluate and publish EPDs for many of its products.  Nucor’s EPDs extend beyond what is required under the “Buy Clean California Act”, which requires EPDs for four steel products.  The following Nucor products have been evaluated and issued a corresponding EPD: fabricated hot-rolled structural steel sections; fabricated steel concrete reinforcing bar and merchant bar products; steel reinforcing bar and merchant bar products; fabricated steel hollow structural sections; fabricated structural plate; fabricated open web steel joist and joist girders; and fabricated steel roof and floor deck.

EPD legislation has the potential to put domestic steel manufacturers at a disadvantage to foreign competitors unless standardized mechanisms are used to fully evaluate products produced by foreign steel producers.

General Risk Factors

The COVID-19 pandemic, as well as similar epidemics and other public health emergencies in the future, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operations expose us to risks associated with pandemics, epidemics and other public health emergencies, such as the ongoing COVID-19 pandemic which spread from China to many other countries including the United States. The COVID-19 pandemic has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins or impact demand for our steel products, including as a result of preventative and precautionary measures that we, other businesses and governments have taken or may take in the future. The COVID-19 pandemic and governmental actions in response have adversely affected the economies of many countries and caused periodic disruption to and increased volatility in financial markets. The progression of the COVID-19 pandemic, including due to new variants of COVID-19, could also negatively impact our business or results of operations through the temporary closure of our operating facilities or those of our customers or suppliers.

In addition, the ability of our teammates and our suppliers’ and customers’ teammates to work may be significantly impacted by individuals contracting or being exposed to COVID-19. Our customers may be directly impacted by business interruptions or weak market conditions and may not be willing or able to fulfill their contractual obligations. Furthermore, the progression of and global response to the COVID-19 pandemic has caused and increased the risk of further delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies, as well as changes in the prices and availability of labor and equipment for capital projects. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they could impact or delay the timing of anticipated benefits on capital projects.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new variants of the virus, information concerning the severity of the pandemic, the adoption rate of vaccines, and the effectiveness of actions globally to contain or mitigate the effects of the pandemic. The current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

We are subject to information technology and cyber security threats which could have an adverse effect on our business and results of operations.

We utilize various information technology systems to efficiently address business functions ranging from the operation of our production equipment to administrative computation to the storage of data such as intellectual property and proprietary business information. We also utilize third-party service providers for certain information technology services that are important to our operations. We continuously evaluate our cyber security systems and practices, assess potential threats, and improve our information technology networks, policies and procedures to address potential vulnerabilities. Despite efforts to assure secure and uninterrupted operations, threats from increasingly sophisticated cyber-attacks or system failures could result in materially adverse operational disruptions or security breaches of our systems or those of our third-party service providers. These risks could result in disclosure or destruction of key proprietary information or personal data or reputational damage, theft of assets or trade secrets, or could adversely affect our ability to physically produce or transport steel, resulting in lost revenues, as well as delays in reporting our financial results. We also could be required to spend significant financial and other resources to remedy the damage caused by a cyber security breach, including to repair or replace networks and information technology systems. We may also contend with potential liability for stolen information, increased cyber security protection costs, litigation expense and increased insurance premiums.

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

We acquire businesses and enter into joint ventures from time to time and we may encounter difficulties in integrating businesses we acquire.

We plan to continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that strengthen Nucor. Realizing the anticipated benefits of acquisitions or other transactions will depend on our ability to operate these businesses and integrate them with our operations effectively identify and manage risks, and cooperate with our strategic partners. Our business, results of operations, financial condition and cash flows could be materially adversely affected if we are unable to successfully integrate these businesses or otherwise fail to realize the anticipated benefits of acquisitions or other transactions.

Risks associated with operating in international markets could adversely affect our business, financial position and results of operations.

Certain of our businesses and investments are located outside of the United States, in Canada, Mexico and in emerging markets. There are a number of risks inherent in doing business in or sourcing raw materials from such markets. These risks include, but are not limited to: unfavorable political or economic factors; local labor and social issues; changes in regulatory requirements; fluctuations in foreign currency exchange rates, interest rates and inflation; and complex foreign laws, treaties including tax laws, and the Foreign Corrupt Practices Act of 1977 (FCPA). These risks could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our financial position and results of operations. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own most of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Blytheville, Arkansas	3,000,000	Structural steel, sheet steel
Hickman, Arkansas	2,730,000	Flat-rolled steel
Berkeley County, South Carolina	2,360,000	Flat-rolled steel, structural steel
Decatur, Alabama	2,000,000	Flat-rolled steel
Crawfordsville, Indiana	1,880,000	Flat-rolled steel
Norfolk, Nebraska	1,530,000	Steel shapes
Hertford County, North Carolina	1,350,000	Steel plate
Plymouth, Utah	1,280,000	Steel shapes
Jewett, Texas	1,170,000	Steel shapes
Ghent, Kentucky	1,000,000	Flat-rolled steel
Darlington, South Carolina	980,000	Steel shapes
Kankakee, Illinois	730,000	Steel shapes
Memphis, Tennessee	700,000	Steel shapes
Seattle, Washington	660,000	Steel shapes
Tuscaloosa, Alabama	590,000	Steel plate
Auburn, New York	510,000	Steel shapes
Longview, Texas	430,000	Steel plate
Marion, Ohio	430,000	Steel shapes
Jackson, Mississippi	420,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Sedalia, Missouri	350,000	Steel shapes
Frostproof, Florida	340,000	Steel shapes
Birmingham, Alabama	310,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,150,000	Joists, deck, cold finished bar
St. Joe, Indiana	1,010,000	Joists, deck, fastener
Brigham City, Utah	1,000,000	Joists, cold finished bar, building systems
Grapeland, Texas	810,000	Joists, deck
Chemung, New York	560,000	Joists, deck
Marseilles, Illinois	550,000	Steel tube
Florence, South Carolina	540,000	Joists, deck
Birmingham, Alabama	480,000	Steel tube
Fort Payne, Alabama	470,000	Joists, deck
Decatur, Alabama	470,000	Steel tube
Louisville, Kentucky	440,000	Steel tube
Trinity, Alabama	380,000	Steel tube
Eufaula, Alabama	360,000	Building systems
Chicago, Illinois	350,000	Steel tube
Waterloo, Indiana	330,000	Building systems

In the steel products segment, we have 89 operating facilities, excluding the locations listed above, in 38 states with 29 operating facilities in Canada and two in Mexico. Our subsidiary, Harris Steel Inc., also operates multiple sales offices in Canada and certain other foreign locations. The steel products segment also includes Skyline Steel, LLC, our steel foundation distributor. Hannibal Industries, Inc., which we acquired during 2021, has leased square footage of approximately 630,000 square feet in Los Angeles, California, and has leased square footage of approximately 420,000 square feet in Houston, Texas.

In the raw materials segment, we have 94 operating facilities in 22 states with one operating facility in Point Lisas, Trinidad. For our DRI facilities in Trinidad and Louisiana, a significant portion of the production process occurs outdoors. The Trinidad site, including leased land, is approximately 1.9 million square feet. The Louisiana site has approximately 174.2 million square feet of owned land with buildings that total approximately 72,500 square feet. DJJ has 88 operating facilities in 21 states along with multiple brokerage offices in the United States and certain other foreign locations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments in 2021 were approximately 94%, 76% and 75% of production capacity, respectively.

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

Allen C. Behr (48), Executive Vice President of Plate and Structural Products, was named EVP in May 2020. Mr. Behr began his career with Nucor in 1996 as Design Engineer at Nucor Building Systems-Indiana and joined the start-up team at Nucor Building Systems-Texas in 1999. In 2001, he became the Engineering Manager at Nucor Building Systems-South Carolina and was promoted to General Manager in 2008. Mr. Behr became the General Manager of Vulcraft-South Carolina in 2011 and was promoted to Vice President in 2012. He was promoted to President of the Vulcraft/Verco group in 2014 and he served as General Manager of Nucor Steel-Texas from 2017 to 2019.

James D. Frias (65) has served as Chief Financial Officer, Treasurer and Executive Vice President since 2010. Prior to that, Mr. Frias was Vice President of Finance from 2006 to 2009. Mr. Frias joined Nucor in 1991 as Controller of Nucor Building Systems-Indiana. He also served as Controller of Nucor Steel-Indiana and as Corporate Controller. Mr. Frias joined the board of directors of Carlisle Companies Incorporated in 2015. Mr. Frias has announced that he will retire effective June 11, 2022.

Douglas J. Jellison (63), Executive Vice President of Raw Materials, was named EVP in January 2021. Mr. Jellison began his Nucor career in 1990 as Materials Manager at Nucor Bearing Products and has worked in various positions and businesses in his more than 30 years with Nucor, including several controller and business development roles. Mr. Jellison was promoted to Vice President in 2004 and served as General Manager of Nucor Bearing Products, Nucor Steel Seattle, Inc. and Nucor-Yamato. He then served as President of Nucor Tubular Products and most recently as President of Nucor’s steel piling subsidiary, Skyline Steel LLC.

Gregory J. Murphy (58), Executive Vice President of Business Services and General Counsel, was named EVP in January 2021. Mr. Murphy began his Nucor career in 2015 as Vice President and General Counsel.  In 2020, he assumed additional responsibilities and was named General Counsel and Vice President of Legal, Environmental and Public Affairs. Prior to joining Nucor, Mr. Murphy was a Partner with the law firm of Moore & Van Allen PLLC, where he was the team leader of the Litigation Practice Group and served for a decade on the firm’s Executive Committee.

Daniel R. Needham (56), Executive Vice President of Bar, Engineered Bar and Rebar Fabrication Products was named EVP in February 2021. Mr. Needham began his career with Nucor in 2000 as Controller at Nucor Steel Hertford County. He subsequently served as Controller of Nucor Steel Decatur, LLC and Nucor Steel Utah. In 2011, Mr. Needham became General Manager of Nucor Steel Connecticut, Inc. He later served as General Manager of Nucor Steel Utah and was elected Vice President in 2016. In 2019, Mr. Needham was promoted to Vice President and General Manager of Nucor Steel Indiana.

K. Rex Query (56), Executive Vice President of Sheet and Tubular Products, was named EVP in January 2021. Mr. Query joined Nucor in 1990 as a financial analyst in the Corporate Office and subsequently served as Controller at Vulcraft South Carolina, Nucor Steel Berkeley and Nucor Steel Hertford. After serving as General Manager and Corporate Controller, Mr. Query was elected to Vice President in 2002 and served as General Manager at Nucor Steel Auburn, Inc., Nucor Steel Decatur, LLC, Nucor Steel South Carolina and NCF as well as President of Nucor Europe. Most recently, Mr. Query served as President of Nucor’s Vulcraft/Verco group. Mr. Query is married to the sister of Mr. Topalian’s wife.

MaryEmily Slate (57), Executive Vice President of Commercial, was named EVP in May 2019, Ms. Slate began her career with Nucor in 2000 as a District Sales Manager at Nucor Steel Arkansas. She later served as Sales Manager at Nucor Steel Decatur, LLC and then as Cold Mill Manager. In 2010, Ms. Slate was promoted to General Manager of Nucor Steel Auburn, Inc. and was elected Vice President in 2012. She served as Vice President of Nucor Steel Arkansas from 2015 to 2019.

David A. Sumoski (55), was named Chief Operating Officer, in January 2021. He previously served as Executive Vice President from 2014 to 2020, most recently as EVP of Merchant and Rebar Products. He also served as General Manager of Nucor Steel Memphis, Inc. from 2012 to 2014 and as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012. Mr. Sumoski was named Vice President in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

Leon J. Topalian (53), has served as President and Chief Executive Officer since January 2020. He previously served as President and Chief Operating Officer from September 2019 to December 2019, as Executive Vice President of Beam and Plate Products from 2017 to 2019 and as Vice President of Nucor from 2013 to 2017. He began his Nucor career at Nucor Steel-Berkeley in 1996, serving as a project engineer and then as cold mill production supervisor. Mr. Topalian was promoted to Operations Manager for Nucor’s former joint venture in Australia and later served as Melting and Casting Manager at Nucor Steel-South Carolina. He then served as General Manager of Nucor Steel Kankakee, Inc. from 2011 to 2014 and as General Manager of Nucor-Yamato from 2014 to 2017. Mr. Topalian is married to the sister of Mr. Query’s wife.

D. Chad Utermark (53), Executive Vice President of Fabricated Construction Products, was named EVP in 2014. He previously served as General Manager of Nucor-Yamato from 2011 to 2014 and as General Manager of Nucor Steel-Texas from 2008 to 2011. He was named Vice President of Nucor in 2009. Mr. Utermark began his Nucor career as a utility operator at Nucor Steel-Arkansas in 1992, subsequently serving as shift supervisor and Hot Mill Manager at that division as well as Roll Mill Manager at Nucor Steel-Texas.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “NUE.” As of January 31, 2022, there were approximately 13,000 stockholders of record of our common stock.

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2021 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 3, 2021—October 30, 2021	900	$111.22	900	$1,839,967
October 31, 2021—November 27, 2021	8,358	$112.24	8,358	$901,865
November 28, 2021—December 31, 2021	4,199	$110.50	4,199	$3,849,489
For the Quarter Ended December 31, 2021	13,457		13,457

(1)	Includes commissions of $0.17 per share.
(2)

On December 2, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $1.62 per share in 2021 compared with $1.61 per share in 2020. In December 2021, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.50 per share from $0.405 per share. In February 2022, the Board of Directors declared Nucor’s 196th consecutive quarterly cash dividend of $0.50 per share payable on May 11, 2022 to stockholders of record on March 31, 2022.

See Note 16 to the Company’s consolidated financial statements for a discussion regarding securities authorized for issuance under the Company’s stock-based compensation plans.

Stock Performance

This graphic comparison assumes the investment of $100 in each of Nucor common stock, the S&P 500 Index and the S&P 1500 Steel Index, all at year-end 2016. The resulting cumulative total return assumes that cash dividends were reinvested. Nucor common stock comprised 39% of the S&P 1500 Steel Index at year-end 2021 (36% at year-end 2016).

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Nucor Corporation should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses our financial condition and results of operations as of and for the years ended December 31, 2021 and 2020. Information concerning the year ended December 31, 2020 and a comparison of the years ended December 31, 2020 and 2019 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

Overview

The U.S. economy experienced strong growth in 2021, growing by 5.7%, the largest annual increase since 1984. This performance was a significant improvement over 2020 when the economy shrank by 3.4% in response to the onset of the COVID-19 pandemic. The COVID-19 pandemic continued to have an impact on our business and operations, but the impact was significantly lessened than that experienced in 2020. Market demand in 2021 was very strong across most of the end markets we serve and selling prices for steel and steel products were at historically high levels. Operating rates at our steel mills for the full year 2021 increased to 94% as compared to 82% for the full year 2020.

Our Challenges and Risks

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry, with the OECD estimating that global steel production overcapacity is currently approximately 500 million tons, which is down slightly from previous years. However, additional capacity continues to come online and China’s steel production, the largest steel producing country, is still near record levels. In 2021, China’s steel production was 1.13 billion tons compared to the record amount of 1.16 billion tons the previous year. Circumvention of trade duties also continues to pose a risk, as countries route products through third-party countries to evade duties. Increasingly, China is seeking to evade trade duties by building new steelmaking capacity in other countries with a focus on neighboring countries in southeast Asia.

A major uncertainty we continue to face in our business is the price of our principal raw material, ferrous scrap, which is volatile and often increases or decreases rapidly in response to changes in domestic demand, unanticipated events that affect the flow of scrap into scrap yards, the availability of scrap substitutes, currency fluctuations and changes in foreign demand for scrap. In periods of rapidly increasing raw material prices in the industry, which are often also associated with periods of stronger or rapidly improving steel market conditions, being able to increase our prices for the products we sell quickly enough to offset increases in the prices we pay for ferrous scrap is challenging but critical to maintaining our profitability. We attempt to mitigate the scrap price risk by managing scrap inventory levels at the steel mills to match the anticipated demand over the next several weeks. Certain scrap substitutes, including pig iron, have longer lead times for delivery than scrap, which can make this inventory management strategy difficult to achieve. Continued successful implementation of our raw material strategy, including key investments in DRI production, coupled with the scrap brokerage and processing services performed by our team at DJJ, give us greater control over our metallic inputs and thus also helps us to mitigate this risk.

During periods of stronger or rapidly improving steel market conditions, we are more likely to be able to pass through to our customers, relatively quickly, the increased costs of ferrous scrap and scrap substitutes, protecting our gross margins from significant erosion. During periods of weaker or rapidly deteriorating steel market conditions, weak steel demand, low industry utilization rates and the impact of imports create an even more intensified competitive environment and increased pricing pressure. All of those factors, to some degree, impact pricing, which increases the likelihood that Nucor will experience lower gross margins.

Although the majority of our steel sales are to spot market customers in North America who place their orders each month based on their business needs and our pricing competitiveness compared to both domestic and global producers and trading companies, we also sell contract tons, most notably in our sheet operations. Approximately 80% of our sheet sales were to contract customers in 2021 (70% in 2020), with the balance being sold in the spot market at the prevailing prices at the time of sale. Steel contract sales outside of our sheet operations are not significant. The amount of tons sold to contract customers at any given time depends on the overall market conditions at the time, how the end-use customers see the market moving forward and the strategy that Nucor management believes is appropriate to the upcoming period.

Nucor management considerations include maintaining an appropriate balance of spot and contract tons based on market projections and appropriately supporting our diversified customer base. The percentage of tons that is placed under contract also depends on the overall market dynamics and customer negotiations. In years of strengthening demand, we typically see an increase in the percentage of sheet sales sold under contract as our customers have an expectation that transaction prices will rapidly rise, and available capacity will quickly be sold out. To mitigate this risk, customers prefer to enter into contracts in order to obtain committed volumes of supply from the mills. The vast majority of our contracts include a method of adjusting prices on a periodic basis to reflect changes in the market pricing for steel and/or scrap. Market indices for steel generally trend with scrap pricing changes, but, during periods of steel market weakness, the more intensified competitive steel market environment can cause the sales price indices to decrease resulting in reduced gross margins and profitability. Furthermore, since the selling price adjustments are not immediate, there will always be a timing difference between changes in the prices we pay for raw materials and the adjustments we make to our contract selling prices. Generally, in periods of increasing scrap prices, we typically experience a short-term margin contraction on contract tons. Conversely, in periods of decreasing scrap prices, we typically experience a short-term margin expansion on contract tons. Contract sales typically have terms ranging from six to 12 months.

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

Our highly variable, low-cost structure, combined with our financial strength and liquidity, have allowed us to successfully navigate cyclical, severely depressed steel industry market conditions in the past. In such times, our incentive-based pay system reduces our payroll costs, both hourly and salary, which helps to offset lower selling prices. Our pay-for-performance system that is closely tied to our levels of production also allows us to keep our highly experienced workforce intact and to continue operating our facilities when some of our competitors with greater fixed costs are forced to shut down some of their facilities. Because we use EAFs to produce our steel, we can easily vary our production levels to match short-term changes in demand, unlike our blast furnace-based integrated competitors. We believe these strengths also provide us further opportunities to gain market share during such times.

Evaluating Our Operating Performance

We report our results of operations in three segments: steel mills, steel products and raw materials. Most of the steel we produce in our mills is sold to outside customers (79% in 2021 and 80% in 2020), but a significant percentage is used internally by many of the facilities in our steel products segment (21% in 2021 and 20% in 2020).

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

Comparison of 2021 to 2020

Results of Operations

Nucor reported consolidated net earnings of $6.83 billion, or $23.16 per diluted share, in 2021, making it by far the most profitable year in the Company’s history. This record year more than doubled the previous record for consolidated net earnings, which was $2.36 billion set in 2018, and more than tripled the previous record for diluted earnings per share, which was $7.42 per diluted share that was also set in 2018. By comparison, Nucor reported consolidated net earnings of $721.5 million, or $2.36 per diluted share, in 2020.

All three of Nucor’s operating segments reported very strong profitable in 2021. The steel mills segment operated at a 94% average utilization rate in 2021, as end-use market demand remained very strong throughout the year. Higher volumes, combined with increases in average selling prices that outpaced increases in the average cost of scrap and scrap substitutes, resulted in robust metal margins and record profits for the steel mills segment in 2021.

The steel products segment also had its most profitable year in 2021, surpassing its previous record that was set in 2020. This record performance was due to the continued strong demand in nonresidential construction markets. Most of the businesses within the steel products segment had increased profitability in 2021 compared to 2020, with the biggest increases coming from our joist, deck and tubular products businesses.

The raw materials segment also had its most profitable year in 2021 and was significantly increased from 2020. DJJ’s scrap brokerage and processing operations benefited from higher average selling prices and volumes. Our DRI facilities had a strong year of profitability in 2021, particularly in the first half of the year due to rising raw material prices. As the year progressed, the DRI facilities’ profitability waned as the cost of consumed iron ore increased and selling prices for scrap substitutes began to decrease.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in 2021 as compared to 2020.

Net Sales

Net sales to external customers by segment for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	% Change
Steel mills	$24,145,396	$12,109,307	99%
Steel products	9,727,943	6,623,068	47%
Raw materials	2,610,600	1,407,283	86%
Total net sales to external customers	$36,483,939	$20,139,658	81%

Net sales for 2021 increased 81% from the prior year. Average sales price per ton increased 64% from $789 in 2020 to $1,292 in 2021. Total tons shipped to outside customers increased 11% from 25,519,000 tons in 2020 to 28,247,000 tons in 2021.

In the steel mills segment, sales tons for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	% Change
Outside steel shipments	20,296	18,049	12%
Inside steel shipments	5,394	4,637	16%
Total steel shipments	25,690	22,686	13%

Net sales for the steel mills segment increased 99% in 2021 from the prior year due to a 78% increase in the average sales price per ton, from $671 in 2020 to $1,195 in 2021, as well as a 12% increase in tons sold to outside customers. Average selling prices for our sheet, bar, structural and plate mills increased substantially in 2021 as compared to 2020.

Outside sales tonnage for the steel products segment for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	% Change
Joist sales	702	557	26%
Deck sales	536	496	8%
Cold finished sales	495	406	22%
Rebar fabrication sales	1,232	1,232	-
Piling products sales	554	649	-15%
Tubular products sales	1,013	1,080	-6%
Other steel products sales	447	374	20%
Total steel products sales	4,979	4,794	4%

Net sales for the steel products segment increased 47% in 2021 from the prior year due to a 41% increase in the average sales price per ton, from $1,382 in 2020 to $1,954 in 2021, as well as a 4% increase in volumes.

Net sales for the raw materials segment increased 86% in 2021 from the prior year primarily due to increased average selling prices and volumes at DJJ’s brokerage and scrap processing operations. In 2021, approximately 90% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 8% of outside sales were from the scrap processing operations of DJJ (88% and 9%, respectively, in 2020).

Gross Margins

In 2021, Nucor recorded gross margins of $11.03 billion (30%), which was a substantial increase from $2.23 billion (11%) in 2020:

•

The primary driver for the increase in gross margins in 2021 as compared to 2020 was the significant increase in metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per gross ton used increased 62% from $290 in 2020 to $469 in 2021. Despite the increase in average scrap and scrap substitute cost per gross ton used, metal margin in the steel mills segment increased due to higher average selling prices and volumes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices increased during most of 2021, but began to decline late in the year. We are seeing the trend of lower scrap prices as we begin 2022.

•

Gross margins in the steel products segment in 2021 increased significantly as compared to 2020, primarily due to strong demand in nonresidential construction markets and the aforementioned increases in average selling prices. The majority of the businesses within the steel products segment had increased profitability in 2021 as compared to 2020, most notably at our joist, deck and tubular products businesses. Partially offsetting these increases in profitability was the decreased profitability of our rebar fabrication businesses, which had a strong year of profitability in 2020.

•

Gross margins in the raw materials segment significantly increased in 2021 as compared to 2020 due to the significant increase in raw materials selling prices that resulted in improved profitability for our DRI facilities and DJJ’s brokerage and scrap processing operations.

•

Pre-operating and start-up costs of new facilities increased to approximately $130 million in 2021 as compared to approximately $101 million in 2020. Pre-operating and start-up costs in 2021 primarily related to the sheet mill expansion in Kentucky, the plate mill being built in Kentucky and the galvanizing line at our sheet mill in Arkansas. In 2020, pre-operating and start-up costs primarily related to the bar mills being built in Missouri and Florida, the plate mill being built in Kentucky, the sheet mill expansion in Kentucky and the merchant bar quality mill expansion at our bar mill in Illinois. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased from 2020 to 2021 due to the increased profitability of the Company. In 2021, profit sharing costs consisted of $869.9 million of contributions, including the Company’s matching contribution, made to the Company’s Profit Sharing and Retirement Savings Plan for qualified employees ($86.6 million in 2020). Other employee bonus costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including achieving record earnings, and comparisons of Nucor’s financial performance to peers in the steel industry and other companies. Stock-based compensation included in marketing, administrative and other expenses increased by 111% to $61.7 million in 2021 compared with $29.2 million in 2020 and includes costs associated with vesting of stock awards granted in prior years.

Included in marketing, administrative and other expenses in 2020 was $18.2 million of restructuring charges related to the realignment of Nucor’s metal buildings business in the steel products segment.

Equity in (Earnings) Losses of Unconsolidated Affiliates

Equity in (earnings) losses of unconsolidated affiliates was ($103.1) million in 2021 and $10.5 million in 2020. The improvement in equity method investment earnings from 2020 to 2021 was primarily due to the increased results of NuMit and Nucor-JFE.

Losses and Impairments of Assets

In 2020, Nucor recorded losses on assets of $483.5 million related to our equity method investment in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”). Nucor also recorded impairment charges in 2020 of $103.2 million related to certain inventory and long-lived assets in the steel mills segment, and $27.0 million related to the write-down of our unproved natural gas well assets included in the raw materials segment.

During 2021, Nucor recorded a non-cash loss on assets of $42.0 million related to our leasehold interest in unproved oil and natural gas properties in the raw materials segment. Also included in the 2021 results were losses on assets of $20.2 million in the steel products segment.

Interest Expense (Income)

Net interest expense for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Interest expense	$163,121	$166,613
Interest income	(4,267)	(13,415)
Interest expense, net	$158,854	$153,198

Interest expense decreased in 2021 compared to 2020 due to lower average interest rates on debt and an increase in capital interest. Interest income decreased in 2021 compared to 2020 due to a decrease in average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests

The following table presents earnings before income taxes and noncontrolling interests by segment for the years ended December 31, 2021 and 2020 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Year Ended December 31,
	2021	2020
Steel mills	$9,735,020	$720,151
Steel products	1,291,450	690,547
Raw materials	549,956	23,621
Corporate/eliminations	(2,375,568)	(598,781)
Earnings before income taxes and noncontrolling interests	$9,200,858	$835,538

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor–Yamato, of which Nucor owns 51%. The 157% increase in earnings attributable to noncontrolling interests in 2021 as compared to 2020 was primarily due to the increased earnings of Nucor–Yamato. Driving the significant increase in earnings at Nucor-Yamato in 2021 was higher average selling prices, volumes and metal margins. Under the Nucor–Yamato limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In 2020, the amount of cash distributed to noncontrolling interest holders was more than the earnings attributable to noncontrolling interests based on mutual agreement of the general partners; however, the cumulative amount of cash distributed to partners was less than the cumulative net earnings of the partnership.

Provision for Income Taxes

The Company’s effective tax rate in 2021 was 22.59% compared with -0.06% in 2020. The 2020 effective rate included a net tax benefit of $201.9 million (-24.16%) for a tax loss on our investment in Duferdofin Nucor, a net tax benefit of $45.2 million (-5.41%) for state tax credits, and a federal tax benefit of $48.2 million (-5.77%) for the carryback of a federal tax net operating loss (an “NOL”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). These benefits were all recognized in 2020 and were partially offset by the rate impact (11.2%) of financial statement impairments of $445.6 million which did not affect the provision for income taxes. The CARES Act allowed for an NOL generated in 2020 to be carried back to taxable years where the federal income tax rate was 35%. The difference in the tax rate in 2020 and tax years before the enactment of the Tax Cuts and Jobs Act of 2017 is the main driver of the federal tax NOL benefit in 2020, but this was partially offset by the partial loss of the domestic manufacturing deduction in the carryback year.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2020 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2015 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings and Return on Equity

Nucor reported net earnings of $6.83 billion, or $23.16 per diluted share, in 2021, compared to net earnings of $721.5 million, or $2.36 per diluted share, in 2020. Net earnings attributable to Nucor stockholders as a percentage of net sales were 18.7% and 3.6% in 2021 and 2020, respectively. Return on average stockholders’ equity was 55.0% and 6.8% in 2021 and 2020, respectively.

Liquidity and Capital Resources

We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard and Poor’s and a Baa1 long-term rating from Moody’s. Our credit ratings are dependent, however, on many factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Nucor’s cash and cash equivalents, short-term investments and restricted cash and cash equivalents position remained strong at $2.76 billion as of December 31, 2021, compared with $3.16 billion as of December 31, 2020. Approximately $540.3 million and $316.0 million of the cash and cash equivalents position as of December 31, 2021 and 2020, respectively, was held by our majority-owned joint ventures. Cash flows provided by operating activities provide us with a significant source of liquidity. When needed, we have external short-term financing sources available, including the issuance of commercial paper and borrowings under our bank credit facilities.

We also issue long-term debt securities from time-to-time.  In August 2021, Nucor became an obligor with respect to $197.0 million in 40-year variable-rate Green Bonds to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control (including waste recycling and waste reduction), of the construction of our plate mill located in Brandenburg, Kentucky. Proceeds of the Green Bonds are held on Nucor’s balance sheet as restricted cash and cash equivalents until they are utilized in connection with the construction of the Brandenburg facility.

On November 5, 2021, Nucor completed an offer to exchange its existing 2.979% Notes due 2055 (the “2055 Notes”) that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) for a like principal amount of notes having terms substantially identical as the 2055 Notes and that are registered under the Securities Act.

In November 2021, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.50 billion to $1.75 billion and to extend its maturity date to November 5, 2026. Our revolving credit facility remains undrawn.

We expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed.

Selected Measures of Liquidity and Capital Resources

	(Dollars in thousands)
	December 31,
	2021	2020
Cash and cash equivalents	$2,364,858	$2,639,671
Short-term investments	253,005	408,004
Restricted cash and cash equivalents	143,800	115,258
Working capital	7,642,144	6,860,802
Current ratio	2.5	3.6

The current ratio, which is calculated by dividing current assets by current liabilities, was 2.5 at year-end 2021 compared with 3.6 at year-end 2020. The current ratio was impacted by higher salaries, wages and related accruals for incentive compensation during a period of record operating profits. In addition, $600.0 million aggregate principal amount of our long-term debt outstanding will become due in September 2022 and was reclassified as a current maturity as of year-end 2021.

In 2021, total accounts receivable turned approximately every four weeks and inventories turned approximately every 10 weeks. These ratios compare with accounts receivable turnover of approximately every six weeks and inventory turnover of approximately every 11 weeks for 2020.

Funds provided by operations, cash and cash equivalents, short-term investments, restricted cash and cash equivalents and new borrowings under existing credit facilities are expected to be adequate to meet future capital expenditures, current debt maturities and working capital requirements for existing operations for at least the next 24 months. We also believe we have adequate access to capital markets for liquidity purposes.  In September 2022, $600.0 million aggregate principal amount of our outstanding 4.125% Notes due 2022 will mature, and in August 2023, $500.0 million aggregate principal amount of our 4.000% Notes due 2023 will mature.

Off-Balance Sheet Arrangements

We have a simple capital structure with no off-balance sheet arrangements or relationships with unconsolidated special purpose entities that we believe could have a material impact on our financial condition or liquidity.

Capital Allocation Strategy

We believe that our conservative financial practices have served us well in the past and are serving us well today. Nucor’s financial strength allows for a consistent, balanced approach to capital allocation throughout the business cycle. Nucor’s highest capital allocation priority is to invest in our business for profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to return capital to our stockholders through cash dividends and share repurchases. We intend to return a minimum of 40% of our net earnings to our stockholders, while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. The Company repurchased approximately $3.28 billion of shares of its common stock in 2021 (approximately $39.5 million in 2020 and $298.5 million in 2019).

Operating Activities

Cash provided by operating activities was $6.23 billion in 2021 as compared to $2.70 billion in 2020. This increase of $3.53 billion was primarily driven by an increase in net earnings of $6.29 billion over the prior year, which included $62.2 million of non-cash losses and impairments of assets ($613.6 million of non-cash losses and impairments of assets in 2020). These increases were partially offset by the changes in operating assets and liabilities resulting in a net outflow of $1.86 billion in 2021 as compared to a net inflow of $204 million in 2020.  The changes in working capital were primarily due to increases in inventory and accounts receivable from year-end 2020 to the end of 2021 as compared to the same prior year period, offset by increases in salaries, wages and related accruals, federal income taxes and accounts payable. Accounts receivable at the end of 2021 increased from the prior year-end resulting in a cash outflow of $1.39 billion due to a 100% increase in composite sales price (in 2020, accounts receivable increased from the prior year-end by a lesser amount for an outflow of only $129.3 million). From year-end 2020 to year-end 2021, inventories increased resulting in an outflow of $2.31 billion due to a 19% increase in inventory tons and a 47% increase in average scrap and scrap substitutes cost per ton in inventory. This compares to inventories at year-end 2020 decreasing from year-end 2019 and resulting in a $284.1 million cash inflow.  Salaries, wages and related accruals increased due to higher current year profit sharing and incentive compensation accruals due to record operating profits.  Federal income taxes also increased due to the increased profitability of the Company and accounts payable increased due to the increases in inventory mentioned previously.

Investing Activities

Our business is capital intensive; therefore, cash used in investing activities primarily represents capital expenditures for the construction of new facilities, the expansion and upgrading of existing facilities and the acquisition of other companies. Cash used in investing activities in 2021 was $2.87 billion as compared to $1.76 billion in 2020. The increase in cash used in investing activities was primarily due to a $1.34 billion increase in cash used to fund acquisitions, mainly the August 2021 purchases of the IMP business of Cornerstone and the steel racking solutions business from Hannibal. Cash used for capital expenditures increased by $78.8 million to $1.62 billion in 2021 as compared to $1.54 billion in 2020. The primary drivers of capital expenditures were related to the sheet mill expansion at Nucor Steel Gallatin, the flex galvanizing line at Nucor Steel Arkansas, and the new plate mill in Brandenburg, Kentucky. The increases in cash used in investing activities in 2021 was partially offset by an increase in proceeds from the sale of investments of $648.9 million in 2021 as compared to $392.2 million in 2020.

Financing Activities

Cash used in financing activities during 2021 was $3.60 billion as compared to cash provided by financing activities of $285.9 million in 2020. The largest driver of this change was the $3.28 billion of stock repurchases in 2021 as compared to $39.5 million in the prior year. This was partially offset primarily by a decrease in proceeds from the issuance of long-term debt of approximately $1.00 billion (proceeds of $197.0 million in 2021 related to the issuance of additional 40-year variable-rate Green Bonds as compared to aggregate issuances of $1.24 billion in 2020).

Our revolving credit facility is undrawn and was amended and restated in November 2021 to increase the borrowing capacity from $1.50 billion to $1.75 billion and to extend the maturity date to November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the undrawn revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2021, Nucor’s funded debt to total capital ratio was 28%, and Nucor was in compliance with all covenants under the credit facility.

Market Risk

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our utilization rates for the steel mills and steel products facilities for the fourth quarter of 2021 were 89% and 71%, respectively. A significant portion of our steel mills and steel products segments’ sales are into the commercial, industrial and municipal construction markets. Our largest single customer in 2021 represented just 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment and the prices we receive for our steel and steel products tend to be correlated with the prices we pay for these materials.

Nucor’s tax-exempt industrial development revenue bonds (“IDRBs”) have variable interest rates that are adjusted weekly. These IDRBs represented 24% of Nucor’s long-term debt outstanding at December 31, 2021. The remaining 76% of Nucor’s long-term debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. From time to time, Nucor makes use of interest rate swaps to manage interest rate risk. As of December 31, 2021, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Dividends

Nucor has increased its base cash dividend every year since it began paying dividends in 1973. Nucor paid dividends of $1.62 per share in 2021, compared with $1.61 per share in 2020. In December 2021, the Board of Directors increased the regular quarterly cash dividend on Nucor’s common stock to $0.50 per share. Nucor returned approximately $3.76 billion in capital to its stockholders in the form of base dividends and share repurchases in 2021. In February 2022, the Board of Directors declared Nucor’s 196th consecutive quarterly cash dividend of $0.50 per share payable on May 11, 2022 to stockholders of record as of March 31, 2022.

Contractual Obligations and Other Commercial Commitments

The following table sets forth our contractual obligations and other commercial commitments as of December 31, 2021 for the periods presented (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2022	2023-2024	2025-2026	2027 and thereafter
Long-term debt	$5,600,230	$601,000	$500,000	$521,500	$3,977,730
Estimated interest on long-term debt (1)	2,119,548	162,448	261,578	234,093	1,461,429
Finance leases	277,177	26,448	45,976	36,132	168,621
Operating leases	112,696	22,675	40,017	24,270	25,734
Raw material purchase commitments (2)	3,564,615	1,896,706	965,272	212,049	490,588
Utility purchase commitments (2)	788,701	300,228	224,293	115,428	148,752
Other unconditional purchase obligations (3)	798,799	769,076	19,801	6,368	3,554
Other long-term obligations (4)	879,795	587,390	108,772	7,149	176,484
Total contractual obligations	$14,141,561	$4,365,971	$2,165,709	$1,156,989	$6,452,892

(1)	Interest is estimated using applicable rates at December 31, 2021 for Nucor’s outstanding fixed-rate and variable-rate debt.
(2)

Nucor enters into contracts for the purchase of scrap and scrap substitutes, iron ore, electricity, natural gas, and other raw materials and related services. These contracts include multi-year commitments and minimum annual purchase requirements and are valued at prices in effect on December 31, 2021, or according to the contract language. These contracts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such commitments will adversely affect our liquidity position.

(3)

Purchase obligations include commitments for capital expenditures on operating machinery and equipment. In addition, during the first quarter of 2022, Nucor entered into purchase obligations totaling approximately $1.10 billion related to previously announced capital projects.

(4)	Other long-term obligations include amounts associated with Nucor’s early-retiree medical benefits, management compensation and guarantees.

Note: In addition to the amounts shown in the table above, $95.1 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $17.5 million at December 31, 2021.

Outlook

In 2022, we expect to continue to take advantage of our position of strength to grow Nucor’s long-term earnings power and stockholder value by continuing to execute on our balanced capital allocation framework and successfully focusing on profitable growth strategies. We have invested significant capital over a broad range of strategic acquisitions and investments that we believe will further enhance our ability to: grow Nucor’s long-term earnings power by increasing our channels to market, expanding our product portfolios into higher value-added offerings that are less vulnerable to imports, improving our cost structure, and further building upon our market leadership positions and further enhance our commercial excellence. We are utilizing Nucor’s financial strength to execute on investment opportunities to further grow our long-term earnings capacity.

End-use market demand remains strong for steel and steel products, and we anticipate that 2022 will be another year of strong profitability for Nucor. We expect consolidated net earnings attributable to Nucor stockholders in the first quarter of 2022 will be slightly reduced from the record results of the fourth quarter of 2021. Diluted earnings per share for first quarter of 2022 should benefit from lower weighted average shares outstanding.

Steel mill segment earnings are expected to decline in the first quarter of 2022 due to decreased profitability of our sheet mills. The steel products segment is expected to achieve further margin expansion and profitability in the first quarter of 2022 as backlog pricing has improved reflecting higher steel costs.  Earnings of the raw materials segment are expected to improve slightly in the first quarter of 2022 as compared to the fourth quarter of 2021 due to the improved profitability of our DRI facilities, partially offset by the impact of lower scrap prices on our scrap brokerage and processing operations.

We are ever mindful of the threat of increases in imported steel stemming from the still significant excess foreign steel capacity. Over the past decade, the steel industry has won several important trade cases that addressed unfairly traded imports.

We are committed to executing on the opportunities we see ahead to reward Nucor stockholders with very attractive long-term returns on their valuable capital invested in our company. Our industry-leading financial strength allows us to support investments in our facilities that we believe will enable us to generate increased profitability. Capital expenditures are currently projected to be approximately $2.3 billion in 2022 and, as we have in our past, we will allocate capital to investments that we believe will build our long-term earnings power.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company records any amount required to reduce the carrying value of inventory to net realizable value as a charge to cost of products sold. Scrap and scrap substitute costs are a very significant component of the raw material, semi-finished and finished product inventory balances. The vast majority of the Company’s inventory is recorded on the first-in, first-out method. Production costs are applied to semi-finished and finished product inventory from the approximate period in which they are produced.

Long-Lived Asset Impairments

We evaluate our property, plant and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be independently identified. Asset impairments are assessed whenever circumstances indicate that the carrying amounts of those productive assets could exceed their projected undiscounted cash flows. In developing estimated values for assets that we currently use in our operations, we utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. When it is determined that an impairment exists, the related assets are written down to estimated fair market value. Management determined that no long-lived asset impairment testing was required in 2021.

Certain long-lived asset groupings were tested for impairment during the fourth quarter of 2020. Undiscounted cash flows for each asset grouping were estimated using management’s long-range estimates of market conditions associated with each asset grouping over the estimated useful life of the principal asset within the group. Our undiscounted cash flow analysis indicated that, other than the groupings discussed below, the tested long-lived asset groupings were recoverable as of December 31, 2020.

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

Raw Materials Segment Asset Impairments

In the fourth quarter of 2019, due to the deteriorating natural gas pricing environment at our sales point in the Piceance Basin as well as the decreased performance of the natural gas well assets, Nucor determined a triggering event had occurred and performed an impairment analysis on all three fields of wells. As a result of the fourth quarter of 2019 analysis, a $35.0 million non-cash impairment charge was recorded on one field of wells. An increase in the estimated lease operating cost projections was the primary factor in causing this field of wells to be impaired. The non-cash impairment charge is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2019.

One of the primary assumptions that affects the undiscounted cash flows determination is management’s estimate of future pricing of natural gas and natural gas liquids. The pricing used in the impairment assessments was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by market analysts. Management also makes estimates on the expected reserve levels and on the expected lease operating costs. The impairment assessments were performed on each of Nucor’s three fields of wells, with each field defined by common geographic location. The combined carrying value of the three fields of wells was $65.2 million at December 31, 2021 ($71.7 million at December 31, 2020).

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

In the second quarter of 2021, Nucor decided that it would not develop a portion of its unproved oil and natural gas properties (“Portion A”) within the contractually specified time period related to Portion A. As a result of this decision, the Company will forfeit its leasehold rights for Portion A. The Company recorded a charge of $42.0 million to write off the value of Portion A that is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2021. The decision not to develop Portion A was heavily influenced by the approaching deadline to commence development combined with Portion A’s expected near-term profitability not achieving management’s desired returns relative to the cost of development. A significant portion of the Company’s remaining leasehold interest in unproved oil and natural gas properties are held by production. Accordingly, management does not believe the value assigned to those portions needs to be evaluated at this time. The carrying value of the remaining portions of unproved oil and natural gas properties was $96.0 million at December 31, 2021.

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

Our fourth quarter 2021 annual goodwill impairment analysis did not result in an impairment charge. Management does not believe that future impairment of these reporting units is probable. However, the performance of certain businesses that comprise our reporting units requires continued improvement. An increase of approximately 50 basis points in the discount rate, a critical assumption in which a minor change can have a significant impact on the estimated fair value, would not result in an impairment charge. See Note 8 to the Company’s consolidated financial statements for further discussion of the results of the Company’s 2021 annual goodwill impairment analysis.

Nucor will continue to monitor operating results within all reporting units throughout 2022 in an effort to determine if events and circumstances warrant further interim impairment testing. Otherwise, all reporting units will again be subject to the required annual qualitative and/or quantitative impairment test during our fourth quarter of 2022. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill.

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

Throughout 2020, additional capital contributions were made by the Company to Duferdofin Nucor that were immediately impaired. These additional capital contributions resulted in $5.0 million, $6.6 million and $25.4 million impairment charges against our investment in Duferdofin Nucor in the second, third and fourth quarters of 2020, respectively. Also, in the fourth quarter of 2020, Nucor reclassified into earnings, $158.6 million of cumulative foreign currency translation losses on our investment in Duferdofin Nucor.  In 2020, total impairment charges, including the charge associated with forgiving and outstanding note receivable, related to our investment in Duferdofin Nucor were approximately $483.5 million. These non-cash impairment charges are included in the steel mills segment and in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) the impact of the COVID-19 pandemic and any variants of the virus; and (15) the risks discussed in “Item 1A. Risk Factors” of this report.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2021, approximately 24% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly. The remaining 76% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2021, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Natural gas produced by Nucor’s drilling operations is being sold to third parties to partially offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At December 31, 2021, accumulated other comprehensive loss, net of income taxes included $1.1 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at December 31, 2021, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$19,288	$48,221
Aluminum	7,249	18,122
Copper	4,081	10,204

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2021 and 2020 were insignificant.

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

Management assessed the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Our assessment did not include the internal controls over financial reporting of the insulated metal panels (“IMP”) business of Cornerstone Building Brands, Inc. (“Cornerstone”) and Hannibal Industries, Inc. (“Hannibal”), which were acquired on August 9, 2021 and August 20, 2021, respectively. Total assets (excluding goodwill and intangible assets, which are included within the scope of our assessment) and total revenues of these combined acquisitions collectively represent 2.67% and 1.12%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 31, 2021.

Based on its assessment, management concluded that Nucor’s internal control over financial reporting was effective as of December 31, 2021. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2021 as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Nucor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nucor Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the insulated metal panels (“IMP”) business of Cornerstone Building Brands, Inc. and Hannibal Industries, Inc. (“Hannibal”) from its assessment of internal control over financial reporting as of December 31, 2021, because they were acquired by the Company in purchase business combinations during 2021. We have also excluded IMP and Hannibal from our audit of internal control over financial reporting. IMP and Hannibal are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 2.67% and 1.12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Goodwill Impairment Analysis - Rebar Fabrication Reporting Unit

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.8 billion as of December 31, 2021, and total goodwill associated with the Rebar Fabrication reporting unit was $363.0 million. Goodwill is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. Management completed its 2021 goodwill impairment analysis as of the first day of the fourth quarter of 2021.  The evaluation of impairment involves comparing the current estimated fair value of each reporting unit to the recorded value, including goodwill.  For certain reporting units, it is necessary to perform a quantitative analysis. In these instances, a discounted cash flow model is used to determine the current estimated fair value of these reporting units. As disclosed by management, significant assumptions used to determine the fair value of each reporting unit as part of management’s annual testing, and any required interim testing include (i) expected cash flow for the five-year period following the testing date (including market share, sales volumes and prices, raw material costs and other costs to produce and estimated capital needs); (ii) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; (iii) a discount rate based on management’s best estimate of the after-tax weighted-average cost of capital; and (iv) a probability-weighted scenario approach by which varying cash flows are assigned to certain scenarios based on the likelihood of occurrence.

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

February 28, 2022

We have served as the Company’s auditor since 1989.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents (Note 14)	$2,364,858	$2,639,671
Short-term investments (Notes 3 and 14)	253,005	408,004
Accounts receivable, net (Note 4)	3,853,972	2,298,850
Inventories, net (Note 5)	6,011,182	3,569,089
Other current assets (Notes 13, 14 and 19)	316,540	573,048
Total current assets	12,799,557	9,488,662
Property, plant and equipment, net (Notes 6 and 7)	8,114,818	6,899,110
Restricted cash and cash equivalents (Notes 14 and 24)	143,800	115,258
Goodwill (Note 8)	2,827,344	2,229,672
Other intangible assets, net (Note 8)	1,103,759	668,021
Other assets (Notes 6 and 9)	833,794	724,671
Total assets	$25,823,072	$20,125,394
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Notes 11 and 14)	$107,723	$57,906
Current portion of long-term debt and finance lease obligations (Notes 6, 11 and 14)	615,678	10,885
Accounts payable (Note 10)	1,974,041	1,432,159
Salaries, wages and related accruals (Note 17)	1,495,166	462,727
Accrued expenses and other current liabilities (Notes 6, 10, 13, 15, 16 and 23)	964,805	664,183
Total current liabilities	5,157,413	2,627,860
Long-term debt and finance lease obligations due after one year (Notes 6, 11 and 14)	4,961,410	5,271,789
Deferred credits and other liabilities (Notes 6, 13, 15, 17 and 19)	1,100,455	993,884
Total liabilities	11,219,278	8,893,533
Commitments and contingencies (Notes 13, 15 and 16)
Equity
Nucor stockholders’ equity (Notes 12, 16 and 20):
Common stock (800,000 shares authorized; 380,154 and 380,154 shares issued, respectively)	152,061	152,061
Additional paid-in capital	2,140,608	2,121,288
Retained earnings	17,674,100	11,343,852
Accumulated other comprehensive loss, net of income taxes (Notes 13 and 20)	(115,282)	(118,861)
Treasury stock (107,742 and 77,909 shares, respectively)	(5,835,098)	(2,709,675)
Total Nucor stockholders’ equity	14,016,389	10,788,665
Noncontrolling interests	587,405	443,196
Total equity	14,603,794	11,231,861
Total liabilities and equity	$25,823,072	$20,125,394

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales (Note 23)	$36,483,939	$20,139,658	$22,588,858
Costs, expenses and other:
Cost of products sold (Notes 6, 13 and 20)	25,458,525	17,911,708	19,909,773
Marketing, administrative and other expenses (Note 6)	1,706,609	615,041	711,248
Equity in (earnings) losses of unconsolidated subsidiaries	(103,068)	10,533	(3,311)
Losses and impairments of assets (Notes 7, 8, 9, 14, 19, 20 and 27)	62,161	613,640	66,916
Interest expense, net (Notes 6, 18 and 19)	158,854	153,198	121,425
	27,283,081	19,304,120	20,806,051
Earnings before income taxes and noncontrolling interests	9,200,858	835,538	1,782,807
Provision for income taxes (Notes 19 and 27)	2,078,488	(490)	411,897
Net earnings	7,122,370	836,028	1,370,910
Earnings attributable to noncontrolling interests	294,909	114,558	99,767
Net earnings attributable to Nucor stockholders	$6,827,461	$721,470	$1,271,143
Net earnings per share (Note 21):
Basic	$23.23	$2.37	$4.14
Diluted	$23.16	$2.36	$4.14

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net earnings	$7,122,370	$836,028	$1,370,910
Other comprehensive income (loss):
Net unrealized income (loss) on hedging derivatives, net of income taxes of $5,000, $400 and ($3,100) for 2021, 2020 and 2019, respectively	15,112	2,084	(9,833)
Reclassification adjustment for (gain) loss on settlement of hedging derivatives included in net earnings, net of income taxes of ($3,100), $2,500 and $700 for 2021, 2020 and 2019, respectively	(9,300)	7,216	2,333
Foreign currency translation (loss) gain, net of income taxes of $0 for 2021, 2020 and 2019	(4,041)	17,306	7,873
Adjustment to early retiree medical plan, net of income taxes of $659, ($339) and ($485) for 2021, 2020 and 2019, respectively	1,875	(1,213)	(1,148)
Reclassification adjustment for (gain) loss on early retiree medical plan included in net earnings, net of income taxes of ($10), $17 and $49 for 2021, 2020 and 2019, respectively	(67)	72	57
Liquidation of equity method investment in foreign joint venture, net of income taxes of $0 in 2020	—	158,640	—
	3,579	184,105	(718)
Comprehensive income	7,125,949	1,020,133	1,370,192
Comprehensive income attributable to noncontrolling interests	(294,909)	(114,558)	(99,767)
Comprehensive income attributable to Nucor stockholders	$6,831,040	$905,575	$1,270,425

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

		Nucor Stockholders
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interests
BALANCES, December 31, 2018	$10,201,968	380,154	$152,061	$2,073,715	$10,337,445	$(304,133)	74,562	$(2,467,010)	$9,792,078	$409,890
Net earnings in 2019	1,370,910	—	—	—	1,271,143	—	—	—	1,271,143	99,767
Other comprehensive income (loss)	(718)	—	—	—	—	(718)	—	—	(718)	—
Stock options exercised	16,146	—	—	1,624	—	—	(425)	14,522	16,146	—
Stock option expense	4,662	—	—	4,662	—	—	—	—	4,662	—
Issuance of stock under award plans, net of forfeitures	62,735	—	—	25,637	—	—	(1,095)	37,098	62,735	—
Amortization of unearned compensation	2,008	—	—	2,008	—	—	—	—	2,008	—
Treasury stock acquired	(298,541)	—	—	—	—	—	5,300	(298,541)	(298,541)	—
Cash dividends declared ($1.6025 per share)	(491,647)	—	—	—	(491,647)	—	—	—	(491,647)	—
Distributions to noncontrolling interests	(76,347)	—	—	—	—	—	—	—	—	(76,347)
Other	—	—	—	—	(1,885)	1,885	—	—	—	—
BALANCES, December 31, 2019	$10,791,176	380,154	$152,061	$2,107,646	$11,115,056	$(302,966)	78,342	$(2,713,931)	$10,357,866	$433,310
Net earnings in 2020	836,028	—	—	—	721,470	—	—	—	721,470	114,558
Other comprehensive income (loss)	184,105	—	—	—	—	184,105	—	—	184,105	—
Stock options exercised	11,846	—	—	2,590	—	—	(266)	9,256	11,846	—
Stock option expense	2,736	—	—	2,736	—	—	—	—	2,736	—
Issuance of stock under award plans, net of forfeitures	51,898	—	—	17,399	—	—	(992)	34,499	51,898	—
Amortization of unearned compensation	1,753	—	—	1,753	—	—	—	—	1,753	—
Treasury stock acquired	(39,499)	—	—	—	—	—	825	(39,499)	(39,499)	—
Cash dividends declared ($1.6125 per share)	(492,674)	—	—	—	(492,674)	—	—	—	(492,674)	—
Distributions to noncontrolling interests	(115,508)	—	—	—	—	—	—	—	—	(115,508)
Other	—	—	—	(10,836)	—	—	—	—	(10,836)	10,836
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
Net earnings in 2021	7,122,370	—	—	—	6,827,461	—	—	—	6,827,461	294,909
Other comprehensive income (loss)	3,579	—	—	—	—	3,579	—	—	3,579	—
Stock options exercised	145,255	—	—	38,434	—	—	(2,868)	106,821	145,255	—
Stock option expense	3,825	—	—	3,825	—	—	—	—	3,825	—
Issuance of stock under award plans, net of forfeitures	19,305	—	—	(24,539)	—	—	(1,101)	43,844	19,305	—
Amortization of unearned compensation	1,600	—	—	1,600	—	—	—	—	1,600	—
Treasury stock acquired	(3,276,088)	—	—	—	—	—	33,802	(3,276,088)	(3,276,088)	—
Cash dividends declared ($1.715 per share)	(497,213)	—	—	—	(497,213)	—	—	—	(497,213)	—
Distributions to noncontrolling interests	(150,700)	—	—	—	—	—	—	—	—	(150,700)
BALANCES, December 31, 2021	$14,603,794	380,154	$152,061	$2,140,608	$17,674,100	$(115,282)	107,742	$(5,835,098)	$14,016,389	$587,405
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net earnings	$7,122,370	$836,028	$1,370,910
Adjustments:
Depreciation	735,406	702,110	648,911
Amortization	129,157	83,356	85,742
Stock-based compensation	135,775	73,853	90,359
Deferred income taxes	11,665	162,836	99,157
Distributions from affiliates	200	10,521	37,459
Equity in (earnings) losses of unconsolidated affiliates	(103,068)	10,533	(3,311)
Losses and impairments of assets	62,161	613,640	66,916
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(1,392,084)	(129,290)	361,340
Inventories	(2,307,336)	284,081	712,645
Accounts payable	383,428	250,561	(253,457)
Federal income taxes	313,679	(197,275)	(180,325)
Salaries, wages and related accruals	997,034	(41,169)	(186,755)
Other operating activities	142,389	37,092	(40,178)
Cash provided by operating activities	6,230,776	2,696,877	2,809,413
Investing activities:
Capital expenditures	(1,621,989)	(1,543,219)	(1,477,293)
Investment in and advances to affiliates	(237)	(44,427)	(45,834)
Divestiture of affiliates	—	—	67,591
Disposition of plant and equipment	19,401	40,933	41,618
Acquisitions (net of cash acquired)	(1,426,424)	(88,071)	(83,106)
Purchases of investments	(493,889)	(488,517)	(367,741)
Proceeds from the sale of investments	648,887	392,178	67,701
Other investing activities	399	(33,171)	2,873
Cash used in investing activities	(2,873,852)	(1,764,294)	(1,794,191)
Financing activities:
Net change in short-term debt	49,817	(4,538)	4,574
Proceeds from issuance of long-term debt, net of discount	196,990	1,237,635	—
Repayment of long-term debt	—	(97,150)	—
Premium on debt exchange	—	(180,383)	—
Bond issuance costs	—	(6,250)	—
Proceeds from exercise of stock options	145,255	11,846	16,145
Payment of tax withholdings on certain stock-based compensation	(73,260)	(19,102)	(25,047)
Distributions to noncontrolling interests	(150,700)	(115,508)	(76,347)
Cash dividends	(483,469)	(491,655)	(492,062)
Acquisition of treasury stock	(3,276,088)	(39,499)	(298,541)
Other financing activities	(11,424)	(9,542)	(9,132)
Cash (used in) provided by financing activities	(3,602,879)	285,854	(880,410)
Effect of exchange rate changes on cash	(316)	1,887	907
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(246,271)	1,220,324	135,719
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	2,754,929	1,534,605	1,398,886
Cash and cash equivalents and restricted cash and cash equivalents - end of year	$2,508,658	$2,754,929	$1,534,605
Non-cash investing activity:
Change in accrued plant and equipment purchases	$78,375	$(16,103)	$34,777

See notes to consolidated financial statements.

NUCOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

1. Nature of Operations and Basis of Presentation

Nature of Operations

Nucor is principally a manufacturer of steel and steel products, as well as a scrap broker and processor, with operating facilities and customers primarily located in North America.

Principles of Consolidation

The consolidated financial statements include Nucor and its controlled subsidiaries, including Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”), of which Nucor owns 51%. All intercompany transactions are eliminated.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The Company records any amount required to reduce the carrying value of inventory to net realizable value as a charge to cost of products sold. Scrap and scrap substitute costs are a very significant component of the raw material, semi-finished and finished product inventory balances. The vast majority of the Company’s inventory is recorded on the first-in, first-out method. Production costs are applied to semi-finished and finished product inventory from the approximate period in which they are produced.

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

Revenue Recognition

Nucor recognizes revenue when obligations under the terms of contracts with our customers are satisfied and collection is reasonably assured; generally, obligations under the terms of contracts are satisfied upon shipment or when control is transferred. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. In addition, revenue is deferred when cash payments are received or due in advance of performance. See Note 23 for further information.

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

3. Short-term Investments

Nucor held $253.0 million of short-term investments as of December 31, 2021 ($408.0 million as of December 31, 2020). The investments held as of December 31, 2021 and December 31, 2020 consisted mainly of several certificates of deposit (“CD’s”), commercial paper and corporate bonds, which were classified as available-for-sale. Interest income on the CD’s and corporate bonds was recorded as earned.

No realized or unrealized gains or losses were incurred in 2021, 2020 or 2019.

4. Accounts Receivable

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of the allowance for doubtful accounts of $95.4 million at December 31, 2021 ($51.3 million at December 31, 2020 and $59.9 million at December 31, 2019).

5. Inventories

Inventories consisted of approximately 43% raw materials and supplies and 57% finished and semi-finished products at December 31, 2021 (42% and 58%, respectively, at December 31, 2020). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

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

Supplemental statement of earnings information related to our leases is as follows (in thousands):

		Year Ended December 31,
	Statement of Earnings Classification	2021	2020	2019
Operating lease cost	Cost of products sold	$21,503	$20,959	$21,275
Operating lease cost	Marketing, administrative and other expenses	2,989	3,060	2,196
Total operating lease cost		$24,492	$24,019	$23,471
Finance lease cost:
Amortization of leased assets	Cost of products sold	$13,513	$9,735	$9,810
Interest on lease liabilities	Interest expense, net	10,670	10,551	11,335
Total finance lease cost		$24,183	$20,286	$21,145
Total lease cost		$48,675	$44,305	$44,616

Supplemental cash flow information related to our leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$27,310	$23,836	$23,155
Operating cash flows from finance leases	$10,670	$10,551	$11,335
Financing cash flows from finance leases	$11,425	$9,541	$9,134
Non-cash investing and financing activities:
Additions to right-of-use assets obtained from
Operating lease liabilities	$19,711	$21,539	$11,941
Finance lease liabilities	$99,535	$14,373	$11,406

Supplemental balance sheet information related to our leases is as follows (in thousands):

		December 31,
	Balance Sheet Classification	2021	2020
Assets:
Operating lease	Other assets	$92,318	$93,888
Finance lease	Property, plant and equipment, net	162,427	76,231
Total leased		$254,745	$170,119
Liabilities:
Current operating	Accrued expenses and other current liabilities	$20,598	$19,986
Current finance	Current portion of long-term debt and finance lease obligations	14,678	10,885
Non-current operating	Deferred credits and other liabilities	74,161	75,736
Non-current finance	Long-term debt and finance lease obligations due after one year	164,375	79,453
Total leased		$273,812	$186,060

Weighted-average remaining lease term and discount rate for our leases are as follows:

December 31, 2021
Weighted-average remaining lease term - operating leases	8.5 Years
Weighted-average remaining lease term - finance leases	14.0 Years
Weighted-average discount rate - operating leases	3.0%
Weighted-average discount rate - finance leases	14.9%

The reason for the substantial weighted-average discount rate – finance leases, of 14.9%, is due to Nucor’s past accounting for the respective finance leases under the former accounting guidance for capital leases. Pursuant to the former lease accounting guidance, the recognition of a capital lease asset and associated capital lease liability could not exceed the fair market value of the leased asset at the lease commencement. Accordingly, the incremental borrowing rate was adjusted upward so that the present value of the minimum lease payments would equal the fair value of the asset.

Maturities of lease liabilities by year for our leases were as follows as of December 31, 2021 (in thousands):

	Operating Leases	Finance Leases
Maturities of lease liabilities, year ending December 31,
2022	$22,802	$26,256
2023	19,003	24,591
2024	15,994	19,762
2025	11,769	17,992
2026	8,938	16,404
Thereafter	32,057	159,649
Total lease payments	$110,563	$264,654
Less imputed interest	(15,804)	(85,601)
Present value of lease liabilities	$94,759	$179,053

7. Property, Plant and Equipment

	(in thousands)
December 31,	2021	2020
Land and improvements, net	$845,772	$744,305
Buildings and improvements	1,845,937	1,505,913
Machinery and equipment	13,119,177	12,204,738
Proved oil and gas properties	558,336	558,231
Leasehold interest in unproved oil and gas properties	96,000	138,000
Construction in process and equipment deposits	2,039,245	1,603,416
	18,504,467	16,754,603
Less accumulated depreciation	(10,389,649)	(9,855,493)
	$8,114,818	$6,899,110

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

In 2020, Nucor recorded non-cash impairment charges totaling $103.2 million related to certain inventory and long-lived assets, which primarily related to our Castrip sheet mill operations. Due to the advancements in the capabilities at our new cold mill and galvanizing line at Nucor Steel Arkansas, we believe the value of the technology and process has diminished for Nucor. As such, the existing Castrip assets are not expected to be materially utilized going forward. These charges are included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

Raw Materials Segment Asset Impairments

In the fourth quarter of 2019, due to the deteriorating natural gas pricing environment at our sales point in the Piceance Basin as well as the decreased performance of its natural gas well assets, Nucor determined a triggering event had occurred and performed an impairment analysis on all three groups (“fields”) of wells. As a result of the fourth quarter of 2019 analysis, a $35.0 million non-cash impairment charge was recorded on one field of wells. An increase in the estimated lease operating cost projections was the primary factor in causing this field of wells to be impaired. The non-cash impairment charge is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2019.

One of the primary assumptions that affects the undiscounted cash flows determination is management’s estimate of future pricing of natural gas and natural gas liquids. The pricing used in the impairment assessments was developed by management based on projected natural gas market supply and demand dynamics, in conjunction with a review of projections by market analysts. Management also makes estimates on the expected reserve levels and on the expected lease operating costs. The impairment assessments were performed on each of Nucor’s three fields of wells, with each field defined by common geographic location. The combined carrying value of the three fields of wells was $65.2 million at December 31, 2021 ($71.7 million at December 31, 2020).

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

In 2020, regulatory authorities in Colorado adopted new rules that became effective January 2021. One of these rules increased drilling setback distances. In the fourth quarter of 2020, Nucor determined a triggering event had occurred, as we do not expect to be able to access the full extent of the resources in the ground, and performed an impairment analysis. As a result, Nucor recorded a $27.0 million non-cash impairment charge related to the write-down of our leasehold interest in unproved oil and gas properties. This charge is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

In the second quarter of 2021, Nucor decided that it would not develop a portion of its unproved oil and natural gas properties (“Portion A”) within the contractually specified time period related to Portion A. As a result of this decision, the Company will forfeit its leasehold rights for Portion A. The Company recorded a charge of $42.0 million to write off the value of Portion A that is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2021. The decision not to develop Portion A was heavily influenced by the approaching deadline to commence development combined with Portion A’s expected near-term profitability not achieving management’s desired returns relative to the cost of development. A significant portion of the Company’s remaining leasehold interest in unproved oil and natural gas properties are held by production. Accordingly, management does not believe the value assigned to those portions needs to be evaluated at this time. The carrying value of the remaining portions of unproved oil and natural gas properties was $96.0 million at December 31, 2021.

8. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the years ended December 31, 2021 and 2020 by segment is as follows:

	(in thousands)
	Steel	Steel	Raw
	Mills	Products	Materials	Total
Balance, December 31, 2019	$591,986	$879,500	$729,577	$2,201,063
Acquisitions	20,484	(821)	—	19,663
Translation	—	8,946	—	8,946
Balance, December 31, 2020	612,470	887,625	729,577	2,229,672
Acquisitions	705	553,704	44,718	599,127
Translation	—	(1,455)	—	(1,455)
Balance, December 31, 2021	$613,175	$1,439,874	$774,295	$2,827,344

The majority of goodwill is not tax deductible.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and are comprised of the following:

	(in thousands)
	December 31, 2021		December 31, 2020
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$1,872,348	$924,506	$1,421,962	$838,443
Trademarks and trade names	217,255	99,906	162,365	100,000
Other	105,522	66,954	63,822	41,685
	$2,195,125	$1,091,366	$1,648,149	$980,128

Intangible asset amortization expense was $129.2 million in 2021 ($83.4 million in 2020 and $85.7 million in 2019). Annual amortization expense is estimated to be $154.6 million in 2022, $132.9 million in 2023, $132.1 million in 2024, $131.2 million in 2025 and $128.2 million in 2026.

The Company completed its annual goodwill impairment testing as of the first day of the fourth quarter for each of 2021, 2020 and 2019 and concluded that as of each such date there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2021 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections and included continued positive future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 54% in the most recent assessment. Although profitability fluctuates year-to-year, we currently expect the reporting unit to be profitable in 2022. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit as of December 31, 2021 was $363.0 million. An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit as of December 31, 2021 was $45.0 million.

There are no significant historical accumulated impairment charges, by segment or in the aggregate, related to goodwill.

9. Equity Investments

The carrying value of our equity investments in domestic and foreign companies was $624.6 million at December 31, 2021 ($520.0 million at December 31, 2020), and is recorded in other assets in the consolidated balance sheets.

NuMit

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 30 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for its investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of NuMit. Nucor’s investment in NuMit was $418.7 million at December 31, 2021 ($323.6 million at December 31, 2020). Nucor received distributions of $0.2 million, $9.5 million and $36.5 million from NuMit during 2021, 2020 and 2019, respectively.

Nucor-JFE

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”), a 50-50 joint venture with JFE Steel Corporation (“JFE”) of Japan, to build and operate a galvanized sheet steel plant in central Mexico. After delays caused by the COVID-19 pandemic, Nucor- JFE resumed hot commissioning in early December 2020. Nucor accounts for its investment in Nucor-JFE (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of Nucor-JFE. Nucor’s investment in Nucor-JFE was $147.0 million at December 31, 2021 ($147.1 million at December 31, 2020).

On January 16, 2019, Nucor entered into an agreement to guarantee a percentage, equal to its ownership percentage (50%), of Nucor-JFE’s borrowings under the General Financing Agreement and Promissory Note (the “JFE Facility”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on April 30, 2022. The maximum amount Nucor-JFE could borrow under the JFE Facility was amended on November 30, 2021 to $100.0 million. The JFE Facility is uncommitted. As of December 31, 2021, there was $90.0 million outstanding under the JFE Facility ($50.0 million as of December 31, 2020). If Nucor-JFE fails to pay when due any amounts for which it is obligated under the JFE Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

Nucor-JFE has other credit facilities that Nucor has agreed to guarantee. The principal amount subject to guarantee by Nucor for these other credit facilities was $50.0 million as of December 31, 2021 ($25.0 million as of December 31, 2020). The fair value of the guarantees is immaterial. If Nucor-JFE fails to pay when due any amounts for which it is obligated under the other credit facilities, Nucor could be required to pay such amounts pursuant to and in accordance with the terms of its guarantees. Nucor has not recorded any liability associated with these guarantees.

Duferdofin Nucor

Nucor previously owned a 50% interest in Duferdofin Nucor S.r.l. (“Duferdofin Nucor”), an Italian steel manufacturer, and accounted for its investment (on a one-month lag basis) under the equity method, as control and risk of loss were shared equally between the members of Duferdofin Nucor. In December 2020, Nucor closed on an agreement (the “Duferdofin Agreement”) to transfer its 50% interest in Duferdofin Nucor to the owner of the remaining 50% interest, making Nucor’s investment in Duferdofin Nucor $0 at December 31, 2020.

In conjunction with the consummation of the Duferdofin Agreement, Nucor forgave the previously fully reserved, outstanding note receivable of €35.0 million ($37.8 million) from Duferdofin Nucor, and Nucor was released from the guarantee it previously provided with respect to Duferdofin Nucor’s borrowings under Facility A of the Structured Trade Finance Facilities Agreement (the “Duferdofin Agreement”). The fair value of the guarantee was immaterial, and Nucor did not have a liability recorded associated with this guarantee.

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

10. Current Liabilities

Book overdrafts, included in accounts payable in the consolidated balance sheets, were $143.8 million at December 31, 2021 ($210.5 million at December 31, 2020). Dividends payable, included in accrued expenses and other current liabilities in the consolidated balance sheets, were $137.6 million at December 31, 2021 ($123.9 million at December 31, 2020).

11. Debt and Other Financing Arrangements

	(in thousands)
December 31,	2021	2020
Industrial revenue bonds due from 2022 to 2061*	$1,350,230	$1,153,240
Notes, 4.125%, due 2022	600,000	600,000
Notes, 4.000%, due 2023	500,000	500,000
Notes, 2.000%, due 2025	500,000	500,000
Notes, 3.950%, due 2028	500,000	500,000
Notes, 2.700%, due 2030	500,000	500,000
Notes, 6.400%, due 2037	543,331	543,331
Notes, 5.200%, due 2043	338,133	338,133
Notes, 4.400%, due 2048	329,219	329,219
Notes, 2.979%, due 2055	439,312	439,312
Finance lease obligations	179,053	90,338
Total long-term debt and finance lease obligations	5,779,278	5,493,573
Less premium on debt exchange	174,891	180,045
Less debt issuance costs	27,299	30,854
Total amounts outstanding	5,577,088	5,282,674
Less current maturities of long-term debt	601,000	—
Less current portion of finance lease obligations	14,678	10,885
Total long-term debt and finance lease obligations due after one year	$4,961,410	$5,271,789

*	The industrial revenue bonds had variable rates ranging from 0.14% to 0.18% at December 31, 2021 and 0.16% to 0.19% at December 31, 2020.

Annual aggregate long-term debt maturities are: $601.0 million in 2022, $500.0 million in 2023, none in 2024, $500.0 million in 2025, $21.5 million in 2026 and $3.98 billion thereafter.

In May 2020, Nucor issued $500.0 million of 2.000% Notes due 2025 and $500.0 million of 2.700% Notes due 2030. Net proceeds of the issuances were $989.4 million. Costs of $8.4 million associated with the issuances have been capitalized and will be amortized over the life of the notes.

In July 2020, Nucor became an obligor with respect to $162.6 million in 40-year variable-rate Green Bonds to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control (including waste recycling and waste reduction), of the construction of Nucor’s plate mill located in Brandenburg, Kentucky. In August 2021, Nucor became an obligor with respect to an additional $197.0 million in 40-year variable-rate Green Bonds. The net proceeds from the debt issuances are being held in a trust account pending disbursement for the construction of the facility and have been accounted for as restricted cash. Funds are disbursed from the trust account as qualified expenditures for the construction of the Brandenburg facility are made.

In December 2020, Nucor exchanged $439.3 million of its 2.979% Notes due 2055 (the “2055 Notes”) and a cash component of $180.3 million for $106.7 million of its 6.400% Notes due 2037, $161.9 million of its 5.200% Notes due 2043 and $170.8 million of its 4.400% Notes due 2048 with holders of such existing notes. The December 2020 exchange offer and the 2055 notes offered thereby were not registered under the Securities Act of 1933, as amended (the “Securities Act”). This exchange transaction was accounted for as a modification and, as such, the cash component of $180.3 million was capitalized as a reduction of long-term debt and is being amortized into interest expense over the life of the new notes. In November 2021, Nucor completed an offer to exchange the 2055 Notes that were not registered under the Securities Act for a like principal amount of notes having terms substantially identical as the 2055 Notes and that are registered under the Securities Act.

On November 5, 2021, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.50 billion to $1.75 billion and to extend its maturity date to November 5, 2026. This facility remains undrawn. Costs associated with the amendment were immaterial. The unsecured revolving credit facility provides up to $1.75 billion in revolving loans and allows up to $500.0 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. Up to $100.0 million of the credit facility is available for the issuance of letters of credit and up to $500.0 million is available for the issuance of revolving loans for Nucor subsidiaries in accordance with the terms set forth in the credit agreement. The credit facility provides for a pricing grid based upon the credit rating of Nucor’s senior unsecured long-term debt and, alternatively, interest rates quoted by lenders in connection with competitive bidding. The credit facility includes customary financial and other covenants, including a limit on the ratio of funded debt to total capital of 60%, a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2021, Nucor’s funded debt to total capital ratio was 28%, and Nucor was in compliance with all covenants under the credit facility. No borrowings were outstanding under the credit facility as of December 31, 2021 and 2020.

Harris Steel has credit facilities totaling approximately $18.4 million, with no outstanding borrowings at December 31, 2021 and 2020. In addition, the business of Nucor Trading S.A. is financed by uncommitted trade credit arrangements with a number of European banking institutions. As of December 31, 2021, Nucor Trading S.A. had outstanding borrowings of $107.7 million, which are presented in short-term debt in the consolidated balance sheet ($57.9 million as of December 31, 2020).

Letters of credit totaling $98.7 million were outstanding as of December 31, 2021 ($63.3 million as of December 31, 2020), related to certain obligations, including workers’ compensation, utilities deposits and credit arrangements by Nucor Trading S.A. for commitments to purchase inventories.

12. Capital Stock

The par value of Nucor’s common stock is $0.40 per share and there are 800 million shares authorized. In addition, 250,000 shares of preferred stock, par value $4.00 per share, are authorized, with preferences, rights and restrictions as may be fixed by the Board of Directors. There are no shares of preferred stock issued or outstanding.

Dividends declared per share were $1.715 in 2021 ($1.6125 in 2020 and $1.6025 per share in 2019).

The Company repurchased approximately $3.28 billion of its common stock in 2021 (approximately $39.5 million in 2020 and $298.5 million in 2019).

On December 2, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. At December 31, 2021, the Company had approximately $3.85 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Derivative Financial Instruments

The following tables summarize information regarding Nucor’s derivative financial instruments (in thousands):

		Fair Value at
		December 31,
Fair Value of Derivative Financial Instruments	Consolidated Balance Sheet Location	2021	2020
Asset derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$1,650	$—
Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	4,983	—

Total asset derivatives		$6,633	$—

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$—	$(2,400)
Commodity contracts	Deferred credits and other liabilities	(138)	(3,800)
Total liability derivatives designated as hedging instruments		(138)	(6,200)
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(2,528)	(5,685)
Foreign exchange contracts	Accrued expenses and other current liabilities	—	(2,476)
Total liability derivatives not designated as hedging instruments		(2,528)	(8,161)
Total liability derivatives		$(2,666)	$(14,361)

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments for the Year Ended December 31, (in thousands)

					Amount of Gain or
					(Loss), Net of Tax,
		Amount of Gain or (Loss),			Reclassified from			Amount of Gain or (Loss),
	Statement of	Net of Tax, Recognized			Accumulated OCI into			Net of Tax, Recognized
Derivatives in Cash Flow	Earnings	in OCI on Derivatives			Earnings on Derivatives			in Earnings on Derivatives
Hedging Relationships	Location	(Effective Portion)			(Effective Portion)			(Ineffective Portion)
		2021	2020	2019	2021	2020	2019	2021	2020	2019
Commodity contracts	Cost of products sold	$15,112	$2,084	$(9,833)	$9,300	$(7,216)	$(2,333)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments for the Year Ended December 31, (in thousands)

		Amount of Gain or (Loss)
Derivatives Not Designated	Statement of Earnings	Recognized in Earnings on
as Hedging Instruments	Location	Derivatives
		2021	2020	2019
Commodity contracts	Cost of products sold	$(27,777)	$(8,829)	$2,269
Foreign exchange contracts	Cost of products sold	8,114	(3,035)	(59)
Total		$(19,663)	$(11,864)	$2,210

At December 31, 2021, natural gas swaps covering approximately 57.3 million MMBTUs (extending through December 2024) were outstanding.

14. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and liabilities that are measured at fair value. Nucor does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		(in thousands)
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Amount in	Identical	Observable	Unobservable
	Consolidated	Assets	Inputs	Inputs
Description	Balance Sheets	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2021
Assets:
Cash equivalents	$1,776,477	$1,776,477	$—	$—
Short-term investments	253,005	253,005	—	—
Derivative contracts	6,633	—	6,633	—
Restricted cash and cash equivalents	143,800	143,800	—	—
Total assets	$2,179,915	$2,173,282	$6,633	$—
Liabilities:
Derivative contracts	$(2,666)	$—	$(2,666)	$—
As of December 31, 2020
Assets:
Cash equivalents	$2,186,820	$2,186,820	$—	$—
Short-term investments	408,004	408,004	—	—
Restricted cash and cash equivalents	115,258	115,258	—	—
Total assets	$2,710,082	$2,710,082	$—	$—
Liabilities:
Derivative contracts	$(14,361)	$—	$(14,361)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $6.06 billion at December 31, 2021 (approximately $6.05 billion at December 31, 2020). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at December 31, 2021 and 2020, or similar debt with the same maturities, ratings and interest rates.

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed on a nonrecurring basis in periods subsequent to initial recognition. For Nucor, our previously owned equity investment in Duferdofin Nucor was measured at fair value as a result of the impairment charges recorded in 2020 (see Note 9).

15. Contingencies

Nucor is subject to environmental laws and regulations established by federal, state and local authorities and, accordingly, makes provisions for the estimated costs of compliance. Of the undiscounted total of $13.6 million of accrued environmental costs at December 31, 2021 ($16.0 million at December 31, 2020), $2.3 million was classified in accrued expenses and other current liabilities ($5.6 million at December 31, 2020) and $11.3 million was classified in deferred credits and other liabilities ($10.4 million at December 31, 2020). Inherent uncertainties exist in these estimates primarily due to unknown conditions, evolving remediation technology and changing governmental regulations, legal standards and enforcement priorities.

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

16. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved an amendment and restatement of the Omnibus Plan on May 14, 2020. The Omnibus Plan, as amended and restated, permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19.0 million shares of the Company’s common stock. As of December 31, 2021, 7.0 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of December 31, 2021, 0.4 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans is as follows (shares in thousands):

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Year Ended December 31,	Shares	Price	Shares	Price	Shares	Price
Number of shares under stock options:
Outstanding at beginning of year	3,916	$50.03	3,892	$50.78	3,828	$49.71
Granted	138	$110.74	529	$42.46	489	$48.00
Exercised	(2,868)	$50.65	(266)	$44.51	(425)	$37.97
Canceled	—	$—	(239)	$51.58	—	$—
Outstanding at end of year	1,186	$55.58	3,916	$50.03	3,892	$50.78
Stock options exercisable at end of year	523	$54.71	3,168	$50.85	3,276	$49.79

The total intrinsic value of stock options (the amount by which the stock price exceeded the exercise price of the stock option on the date of exercise) that were exercised during 2021 was $67.8 million ($3.3 million in 2020 and $7.7 million in 2019).

The following table summarizes information about stock options outstanding at December 31, 2021 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining Contractual	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$35.00 - $45.00	570	6.5 years	$41.43	173	$39.06
$45.01 - $55.00	232	6.5 years	$48.07	88	$48.18
$55.01 - $65.00	47	5.4 years	$59.07	47	$59.07
$65.01 - $75.00	199	6.4 years	$65.80	199	$65.80
$75.01 - $110.74	138	8.9 years	$110.74	16	$110.74
$35.00 - $110.74	1,186	6.7 years	$55.58	523	$54.71

As of December 31, 2021, the total aggregate intrinsic value of stock options outstanding and stock options exercisable was $69.5 million and $31.1 million, respectively.

The grant date fair value of stock options granted was $32.30 per share in 2021 ($7.56 per share in 2020 and $8.69 per share in 2019). The fair value was estimated using the Black-Scholes options pricing model with the following assumptions:

	2021	2020	2019
Exercise price	$110.74	$42.46	$48.00
Expected dividend yield	1.46%	3.79%	3.33%
Expected stock price volatility	32.86%	30.12%	25.57%
Risk-free interest rate	1.28%	0.50%	2.03%
Expected life (years)	6.5	6.5	6.5

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $3.8 million in 2021 ($2.7 million in 2020 and $4.7 million in 2019). As of December 31, 2021, unrecognized compensation expense related to stock options was $3.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units

Nucor annually grants restricted stock units (“RSUs”) to key employees, officers and non-employee directors. The RSUs granted to key employees and officers vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date, provided that a portion of the RSUs awarded to an officer prior to 2018 vest only upon the officer’s retirement. Retirement, for purposes of vesting in these RSUs only, means termination of employment with approval of the Compensation and Executive Development Committee of the Board of Directors after satisfying age and years of service requirements. RSUs granted to a non-employee director are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the Board of Directors.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity is as follows (shares in thousands):

	2021		2020		2019
		Grant Date		Grant Date		Grant Date
Year Ended December 31,	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units:
Unvested at beginning of year	1,830	$47.33	1,776	$52.60	1,246	$59.09
Granted	397	$110.74	1,246	$42.46	1,770	$48.00
Vested	(997)	$57.09	(1,166)	$50.10	(1,207)	$52.43
Canceled	(63)	$49.54	(26)	$49.75	(33)	$57.09
Unvested at end of year	1,167	$60.45	1,830	$47.33	1,776	$52.60

Compensation expense for RSUs was $52.1 million in 2021 ($58.6 million in 2020 and $69.1 million in 2019). The total fair value of shares vested during 2021 was $109.5 million ($49.8 million in 2020 and $58.8 million in 2019). As of December 31, 2021, unrecognized compensation expense related to unvested RSUs was $43.5 million, which is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP is as follows (shares in thousands):

	2021		2020		2019
		Grant Date		Grant Date		Grant Date
Year Ended December 31,	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	127	$49.94	147	$60.81	130	$62.97
Granted	262	$65.61	348	$36.15	316	$58.04
Vested	(273)	$62.17	(368)	$41.22	(299)	$58.82
Canceled	(9)	$48.75	—	$—	—	$—
Unvested at end of year	107	$57.17	127	$49.94	147	$60.81

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $79.9 million in 2021 ($12.5 million in 2020 and $16.6 million in 2019). The total fair value of shares vested during 2021 was $19.6 million ($13.5 million in 2020 and $17.3 million in 2019). As of December 31, 2021, unrecognized compensation expense related to unvested restricted stock awards was $1.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.

17. Employee Benefit Plans

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $869.9 million in 2021 ($86.6 million in 2020 and $181.4 million in 2019). The related liability for these benefits is included in salaries, wages and related accruals in the consolidated balance sheets.

Nucor also has a medical plan covering certain eligible early retirees. The unfunded obligation, included in deferred credits and other liabilities in the consolidated balance sheets, totaled $29.3 million at December 31, 2021 ($28.2 million at December 31, 2020). The expense associated with this early retiree medical plan totaled $1.8 million in 2021 ($2.5 million in 2020 and $2.0 million in 2019). The discount rate used by Nucor in determining its benefit obligation was 2.81% in 2021 (2.40% in 2020 and 3.23% in 2019). The health care cost increase trend rate used was 5.3% in 2021 (5.7% in 2020 and 6.0% in 2019). The health care cost increase trend rate is projected to decline gradually to 4.0% by 2047.

18. Interest Expense (Income)

The components of net interest expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense	$163,121	$166,613	$157,358
Interest income	(4,267)	(13,415)	(35,933)
Interest expense, net	$158,854	$153,198	$121,425

Interest paid was $170.7 million in 2021 ($181.2 million in 2020 and $172.6 million in 2019).

19. Income Taxes

Components of earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$9,076,921	$1,215,909	$1,806,704
Foreign	123,937	(380,371)	(23,897)
	$9,200,858	$835,538	$1,782,807

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$1,753,376	$(177,159)	$241,074
State	293,752	(4,298)	62,685
Foreign	19,695	18,131	8,981
Total current	2,066,823	(163,326)	312,740
Deferred:
Federal	10,916	177,035	101,946
State	(3,042)	(25,500)	8,013
Foreign	3,791	11,301	(10,802)
Total deferred	11,665	162,836	99,157
Total provision for income taxes	$2,078,488	$(490)	$411,897

A reconciliation of the federal statutory tax rate (21%) to the total provision is as follows:

	Year Ended December 31,
	2021	2020	2019
Taxes computed at statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	2.49%	-3.37%	3.16%
Federal research credit	-0.07%	-0.79%	-0.34%
Equity in losses of foreign joint venture	—	0.64%	0.19%
Impairment on investment in foreign joint venture	—	11.20%	—
Tax loss on investment in foreign joint venture	—	-22.73%	—
Foreign rate differential	-0.03%	1.15%	—
Noncontrolling interests	-0.67%	-2.88%	-1.18%
CARES Act NOL carryback	—	-5.77%	—
Other, net	-0.13%	1.49%	0.27%
Provision for income taxes	22.59%	-0.06%	23.10%

For the year ended December 31, 2021, the effective tax rate on continuing operations was 22.59% compared to -0.06% for the year ended December 31, 2020.

The 2020 effective tax rate included a net tax benefit of $201.9 million (-24.16%, -22.73% included in the tax loss on investment in foreign joint venture line and -1.43% included in the state income taxes, net of federal income tax benefit line) for a tax loss on our investment in a foreign joint venture, a net tax benefit of $45.2 million (-5.41%, included in the state income taxes, net of federal income tax benefit line) for state tax credits, and a federal tax benefit of $48.2 million (-5.77%, included in the CARES Act NOL carryback line) for the carryback of a federal tax net operating loss (an “NOL”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). These benefits were all recognized in 2020 and were partially offset by the rate impact (11.20%) of financial statement impairments of $445.6 million which did not affect the provision for income taxes. The CARES Act allows for an NOL generated in 2020 to be carried back to taxable years where the federal income tax rate was 35%. The difference in the tax rate in 2020 and tax years before the enactment of the Tax Cuts and Jobs Act of 2017 is the main driver of the federal tax NOL benefit in 2020, but this was partially offset by the partial loss of the domestic manufacturing deduction in the carryback year.

Deferred tax assets and liabilities resulted from the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities and reserves	$232,898	$171,998
Allowance for doubtful accounts	34,124	16,434
Inventory	81,437	62,755
Post-retirement benefits	10,763	12,714
Commodity hedges	243	4,033
Net operating loss carryforward	38,290	63,952
Tax credit carryforwards	172,629	187,267
Other deferred tax assets	11,336	10,674
Valuation allowance	(183,759)	(207,653)
Total deferred tax assets	397,961	322,174
Deferred tax liabilities:
Holdbacks and amounts not due under contracts	(13,956)	(14,051)
Intangibles	(178,304)	(177,061)
Property, plant and equipment	(770,791)	(680,688)
Book/Tax differences on debt modifications	(45,173)	(46,813)
Total deferred tax liabilities	(1,008,224)	(918,613)
Total net deferred tax liabilities	$(610,263)	$(596,439)

Non-current deferred tax liabilities included in deferred credits and other liabilities in the consolidated balance sheets were $610.3 million at December 31, 2021 ($596.4 million at December 31, 2020). Current federal and state income taxes receivable included in other current assets in the consolidated balance sheets were $115.2 million at December 31, 2021 ($456.1 million at December 31, 2020). Nucor paid $1.68 billion in net federal, state and foreign income taxes in 2021 ($50.3 million and $525.2 million in 2020 and 2019, respectively).

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

State NOL carryforwards were $380.1 million at December 31, 2021 ($1.41 billion at December 31, 2020). If unused, they will expire between 2022 and 2041. Foreign NOL carryforwards were $113.6 million at December 31, 2021 ($142.3 million at December 31, 2020). If unused, the foreign NOL carryforwards will expire between 2025 and 2041.

At December 31, 2021, Nucor had approximately $95.1 million of unrecognized tax benefits, of which $94.4 million would affect Nucor's effective tax rate, if recognized. At December 31, 2020, Nucor had approximately $48.0 million of unrecognized tax benefits, of which $47.3 million would affect Nucor's effective tax rate, if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits recorded in deferred credits and other liabilities in the consolidated balance sheets is as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$47,965	$50,920	$48,605
Additions based on tax positions related to current year	52,853	4,138	9,272
Reductions based on tax positions related to current year	—	—	—
Additions based on tax positions related to prior years	2,405	223	2,106
Reductions based on tax positions related to prior years	(3,060)	—	(2,863)
Reductions due to settlements with taxing authorities	—	—	(1,514)
Reductions due to statute of limitations lapse	(5,027)	(7,316)	(4,686)
Balance at end of year	$95,136	$47,965	$50,920

We estimate that in the next 12 months, our gross uncertain tax positions, exclusive of interest, could decrease by as much as $10.4 million, as a result of the expiration of the applicable statute of limitations.

During 2021, Nucor recognized $5.5 million of expense in interest and penalties ($0.1 million of expense in 2020 and $0.7 million of expense in 2019). The interest and penalties are included in interest expense, net and marketing, administrative and other expenses, respectively, in the consolidated statements of earnings. As of December 31, 2021, Nucor had approximately $17.5 million of accrued interest and penalties related to uncertain tax positions (approximately $12.0 million as of December 31, 2020).  The accrued interest and penalties are included in accrued expenses and other current liabilities and deferred credits and other liabilities, respectively, in the consolidated balance sheets.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2020 remain open to examination by the Internal Revenue Service. The 2015 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2015 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

20. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)
Other comprehensive income (loss) before reclassifications	15,112	(4,041)	1,875	12,946
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(9,300)	—	(67)	(9,367)
Net current-period other comprehensive income (loss)	5,812	(4,041)	1,808	3,579
December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)

(1)

Includes $(9,300) and $(67) net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $(3,100) and $(10) respectively.

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2019	$(14,000)	$(296,773)	$7,807	$(302,966)
Other comprehensive income (loss) before reclassifications	2,084	17,306	(1,213)	18,177
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	7,216	158,640	72	165,928
Net current-period other comprehensive income (loss)	9,300	175,946	(1,141)	184,105
December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)

(2)

Includes $7,216 and $72 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $2,500 and $17, respectively. Also includes a $158.6 million reclassification of cumulative foreign currency translation losses into losses and impairments of assets, of which there was no tax impact.

In December 2020, Nucor closed on an agreement to transfer its 50% interest in Duferdofin Nucor to the owner of the remaining 50% interest. As a result, $158.6 million of cumulative foreign currency translation losses related to our investment was reclassified into earnings in the fourth quarter of 2020. The non-cash charge is included in the steel mills segment and in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

21. Earnings Per Share

The computations of basic and diluted net earnings per share are as follows (in thousands, except per share data):

Year Ended December 31,	2021	2020	2019
Basic net earnings per share:
Basic net earnings	$6,827,461	$721,470	$1,271,143
Earnings allocated to participating securities	(32,311)	(4,356)	(7,035)
Net earnings available to common stockholders	$6,795,150	$717,114	$1,264,108
Basic average shares outstanding	292,491	303,168	305,040
Basic net earnings per share	$23.23	$2.37	$4.14
Diluted net earnings per share:
Diluted net earnings	$6,827,461	$721,470	$1,271,143
Earnings allocated to participating securities	(32,190)	(4,359)	(7,034)
Net earnings available to common stockholders	$6,795,271	$717,111	$1,264,109
Diluted average shares outstanding:
Basic average shares outstanding	292,491	303,168	305,040
Dilutive effect of stock options and other	899	103	463
	293,390	303,271	305,503
Diluted net earnings per share	$23.16	$2.36	$4.14

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (shares in thousands):

Year Ended December 31,	2021	2020	2019
Anti-dilutive stock options:
Weighted-average shares	144,767	2,972	963
Weighted-average exercise price	$91.06	$51.87	$60.92

22. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products businesses, steel racking, piling products business, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC, two facilities that produce direct reduced iron used by the steel mills; and our natural gas production operations.

Corporate/eliminations include items such as net interest expense on long-term debt, charges and credits associated with changes in allowances to eliminate intercompany profit in inventory, profit sharing expense and stock-based compensation. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash and cash equivalents, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates.

Nucor’s results by segment were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net sales to external customers:
Steel mills	$24,145,396	$12,109,307	$13,933,950
Steel products	9,727,943	6,623,068	6,990,064
Raw materials	2,610,600	1,407,283	1,664,844
	$36,483,939	$20,139,658	$22,588,858
Intercompany sales:
Steel mills	$6,297,688	$3,036,790	$3,304,437
Steel products	360,063	248,477	233,728
Raw materials	15,762,685	8,153,841	8,784,397
Corporate/eliminations	(22,420,436)	(11,439,108)	(12,322,562)
	$—	$—	$—
Depreciation expense:
Steel mills	$465,733	$449,289	$401,609
Steel products	99,248	93,184	85,276
Raw materials	159,886	150,474	151,124
Corporate	10,539	9,163	10,902
	$735,406	$702,110	$648,911
Amortization expense:
Steel mills	$7,829	$7,334	$8,624
Steel products	93,160	47,773	49,914
Raw materials	28,168	28,249	27,204
	$129,157	$83,356	$85,742
Earnings before income taxes and noncontrolling interests:
Steel mills	$9,735,020	$720,151	$1,790,694
Steel products	1,291,450	690,547	511,145
Raw materials	549,956	23,621	(28,244)
Corporate/eliminations	(2,375,568)	(598,781)	(490,788)
	$9,200,858	$835,538	$1,782,807
Segment assets:
Steel mills	$13,235,463	$9,708,260	$9,283,216
Steel products	7,845,010	4,461,042	4,610,628
Raw materials	3,870,806	3,324,489	3,316,479
Corporate/eliminations	871,793	2,631,603	1,134,343
	$25,823,072	$20,125,394	$18,344,666
Capital expenditures:
Steel mills	$1,336,276	$1,238,132	$1,133,089
Steel products	187,152	135,512	93,848
Raw materials	128,765	125,213	244,818
Corporate	48,171	28,259	40,315
	$1,700,364	$1,527,116	$1,512,070

Net sales by product were as follows (in thousands). Further product group breakdown is impracticable.

	Year Ended December 31,
	2021	2020	2019
Net sales to external customers:
Sheet	$12,675,679	$5,450,507	$6,450,506
Bar	6,039,187	3,821,158	4,106,640
Structural	2,597,768	1,526,283	1,573,248
Plate	2,832,762	1,311,360	1,803,556
Tubular Products	2,194,732	1,113,581	1,207,398
Rebar Fabrication	1,794,658	1,708,441	1,666,445
Other Steel Products	5,738,552	3,801,045	4,116,221
Raw Materials	2,610,601	1,407,283	1,664,844
	$36,483,939	$20,139,658	$22,588,858

23. Revenue

Nucor recognizes revenue when obligations under the terms of contracts with our customers are satisfied and collection is reasonably assured; generally, obligations under the terms of contracts are satisfied upon shipment or when control is transferred. Revenue is measured as the amount of consideration expected to be received in exchange for transferring the goods. In addition, revenue is deferred when cash payments are received or due in advance of performance.

The durations of Nucor’s contracts with customers are generally one year or less. Customer payment terms are generally 30 days.

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $251.9 million as of December 31, 2021 ($120.2 million as of December 31, 2020), and are included in accrued expenses and other current liabilities in the consolidated balance sheets. The amount of revenue reclassified from the December 31, 2020 contract liabilities balance during 2021 was approximately $83.9 million.

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

Steel Products Segment

Tubular Products – The tubular products businesses transfer control and recognize a sale when the products are shipped from our operating locations to our customers. The majority of tubular product sales are spot market sales, and the amount of consideration we receive and revenue we recognize for those sales are based upon prevailing prices at the time of sale.

Included in the tubular products businesses is Hannibal Industries, Inc. (“Hannibal”), which was acquired in August 2021. The majority of Hannibal’s revenues are related to supply and installation contracts. Revenue on Hannibal’s supply and installation contracts is primarily recognized over time, typically between six months and two years, using the cost-to-cost input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on the contracts.

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

While a majority of the contracts with customers are fixed price contracts to complete a job, variable consideration can occur from contract modifications relating to change orders and price escalations caused by changes in underlying material costs. In these situations, the additional variable consideration is recognized cumulatively in the period in which the contract modification is approved and collection is reasonably assured unless the change order relates to additional distinct goods or services at standalone selling prices in which case they are accounted for prospectively. Management reviews these situations on a case-by-case basis and considers a variety of factors, including relevant experience with similar types of performance obligations, the Company’s experience with the customer and collectability considerations.

Other Steel Products – Other steel products include our joist, deck, cold finish, metal building systems, insulated metal panels, piling and the other remaining businesses that comprise the steel products segment. Generally, for these businesses, we transfer control and recognize a sale when we ship the product from our operating locations to our customers. The amount of consideration we receive and revenue we recognize for those sales are agreed upon with the customers before the product is shipped.

Raw Materials Segment

The majority of the raw materials segment revenue from outside customers is generated by DJJ. We transfer control and recognize a sale based on the terms of the agreement with the customer, which is generally when the product has met the delivery requirements. The amount of consideration we receive and revenue we recognize for those sales is based on the contract with the customer, which generally reflects current market prices at the time the contract is entered into.

24. Restricted Cash and Cash Equivalents

As of December 31, 2021, restricted cash and cash equivalents totaled $143.8 million ($115.3 million as of December 31, 2020), and primarily consisted of net proceeds from the issuance of $197.0 million in August 2021 and $162.6 million in July 2020 of 40-year variable-rate Green Bonds. The restricted cash and cash equivalents related to the debt issuance are being held in a trust account and will be used to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control (including waste recycling and waste reduction), of the construction of Nucor’s plate mill located in Brandenburg, Kentucky. Funds will be disbursed from the trust account as qualified expenditures for the construction of the Brandenburg facility are made ($168.5 million during 2021 and $47.3 million during 2020). Interest earned on funds held in the trust account is subject to the same usage requirements as the bond proceeds principal. Since the restricted cash, interest and dividends must be used for the construction of the Brandenburg facility and relate to a long-term liability, the entire balance has been classified as a non-current asset.

25. Acquisitions

Acquisition of IMP Business of Cornerstone

On August 9, 2021, Nucor used cash on hand to acquire the assets of the IMP business of Cornerstone Building Brands, Inc. (“Cornerstone”) for a purchase price of $1.00 billion. The Company believes this acquisition will broaden the value-added solutions that Nucor Buildings group provides to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years and that the use of IMP products within them will also increase. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations-related GHG emissions for owners and lessees. The acquired IMP business is comprised of two industry leading brands, CENTRIA and Metl-Span, and has seven manufacturing facilities located throughout North America, complementing Nucor’s existing IMP business, TrueCore, LLC. The IMP business financial results are included as part of the steel products segment (see Note 22).

We have allocated the purchase price for the IMP business to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of the IMP business as of August 9, 2021, the date of acquisition (in thousands):

Cash	$—
Accounts receivable	49,869
Inventory	73,000
Other current assets	4,478
Property, plant and equipment	102,966
Goodwill	468,849
Other intangible assets	364,000
Other assets	13,515
Total assets acquired	$1,076,677
Current liabilities	45,320
Other liabilities	12,855
Total liabilities assumed	$58,175
Net assets acquired	$1,018,502

The following table summarizes the purchase price allocation to the identifiable intangible assets of the IMP business as of August 9, 2021, the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$309,000	10 years
Trademarks and trade names	45,000	10 years
Backlog	10,000	1 year
	$364,000

The goodwill of $468.8 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment (see Note 8). The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $468.8 million, all of which is deductible for tax purposes.

Acquisition of Hannibal

On August 20, 2021, Nucor used cash on hand to acquire Hannibal for a purchase price of $370.0 million. Nucor purchased 100% of Hannibal's outstanding shares from its Employee Stock Ownership Plan. Hannibal is a leading national provider of steel racking solutions to warehouses. We expect that Hannibal’s business, serving customers in the e-commerce, industrial, food storage and retail segments, will also continue to grow in the coming years. Hannibal has manufacturing facilities in Los Angeles and Houston, as well as three distribution centers.

We have allocated the purchase price for Hannibal to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Hannibal as of August 20, 2021, the date of acquisition (in thousands):

Cash	$124,655
Accounts receivable	115,728
Inventory	65,005
Other current assets	2,113
Property, plant and equipment	116,955
Goodwill	84,922
Other intangible assets	201,700
Other assets	8,776
Total assets acquired	$719,854
Current liabilities	228,750
Finance lease obligations	80,124
Other liabilities	13,155
Total liabilities assumed	$322,029
Net assets acquired	$397,825

The following table summarizes the purchase price allocation to the identifiable intangible assets of Hannibal as of August 20, 2021, the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$144,000	10 years
Trademarks and trade names	26,000	7 years
Backlog	31,700	1 year
	$201,700

The goodwill of $84.9 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment (see Note 8). The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $84.9 million, all of which is deductible for tax purposes. Hannibal’s financial results are included as part of the steel products segment (see Note 22).

Together, the acquisitions of the IMP business and Hannibal reflect the Company’s strategy to target the fastest growing segments of steel intensive construction markets.

The results of operations for the IMP business of Cornerstone and Hannibal, upon the respective effective dates of the transactions, have been included in the accompanying consolidated financial statements.  Pro-forma results of operations of the Company would not be materially different as a result of the acquisitions of the IMP business of Cornerstone and Hannibal and, therefore, this information is not presented.

Other Acquisitions

Other smaller acquisitions, exclusive of purchase price adjustments of acquisitions made and net of cash acquired, totaled $134.8 million in 2021, $88.1 million in 2020 and $83.1 million in 2019.

26. Subsequent Event

         On February 1, 2022, Nucor acquired a majority ownership position in California Steel Industries, Inc. (“CSI”) by purchasing a 50% equity interest from a subsidiary of Vale S.A. for a cash purchase price of $400 million, adjusted for net debt and working capital at closing, as well as a 1% equity ownership stake from JFE. CSI is a flat-rolled steel converter with the capability to produce more than two million tons of finished steel and steel products annually. The company has five product lines, including hot rolled, pickled and oiled, cold rolled, galvanized and electric resistance welded pipe. Key end-use markets served by CSI include customers in the construction, service center and energy industries.

27. Quarterly Information (Unaudited)

	(in thousands, except per share data)
	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$7,017,140	$8,789,164	$10,313,223	$10,364,412
Gross margin	1,622,437	2,473,503	3,406,273	3,523,201
Net earnings (1)	987,514	1,571,459	2,223,265	2,340,132
Net earnings attributable to Nucor stockholders (1)	942,432	1,506,868	2,127,743	2,250,418
Net earnings per share:
Basic	$3.10	$5.05	$7.29	$7.99
Diluted	$3.10	$5.04	$7.28	$7.97

	(in thousands, except per share data)
	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$5,624,337	$4,327,306	$4,927,960	$5,260,055
Gross margin	629,268	377,959	502,195	718,528
Net earnings (2)	54,379	133,153	222,630	425,866
Net earnings attributable to Nucor stockholders (2)	20,331	108,881	193,415	398,843
Net earnings per share:
Basic	$0.07	$0.36	$0.63	$1.31
Diluted	$0.07	$0.36	$0.63	$1.30

(1)

Second quarter 2021 results include a $42.0 million non-cash impairment charge related to the write-off of a portion of our leasehold interest in unproved oil and natural gas properties. This charge is included in the raw materials segment.

(2)

First quarter 2020 results include losses on assets of $287.8 million related to our investment in Duferdofin Nucor. Third quarter 2020 results include a restructuring charge of $16.4 million related to the realignment of Nucor’s metal buildings business. Fourth quarter 2020 results include non-cash impairment charges totaling $130.2 million related to impairments of certain inventory and long-lived assets in the steel mills segment ($103.2 million) and the write-down of our unproved natural gas well assets in the raw materials segment ($27.0 million). Also included in fourth quarter 2020 results were losses on assets of $184.0 million related to the Duferdofin Agreement, a $201.9 million tax benefit related to our investment in Duferdofin Nucor, a $39.7 million net benefit related to state tax credits and a net benefit of $48.2 million for the CARES Act NOL carryback provision.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2021 are included in “Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to Nucor’s executive officers appears in Part I of this report under the heading Information About Our Executive Officers and is incorporated herein by reference. The other information required by this item is incorporated herein by reference from Nucor’s definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; and Corporate Governance and Board of Directors.

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

Financial Statements:

The following consolidated financial statements and notes thereto, management’s report on internal control over financial reporting and the report of independent registered public accounting firm are included in “Item 8. Financial Statements and Supplementary Data”:

•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—December 31, 2021 and 2020
•	Consolidated Statements of Earnings—Years Ended December 31, 2021, 2020 and 2019
•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2021, 2020 and 2019
•	Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2021, 2020 and 2019
•	Consolidated Statements of Cash Flows—Years Ended December 31, 2021, 2020 and 2019
•	Notes to Consolidated Financial Statements

Schedule II is not presented as all applicable information is presented in the consolidated financial statements and notes thereto.

Exhibits:

2

Securities Purchase Agreement, dated as of June 5, 2021, by and among Nucor Insulated Panel Group Inc., Vulcraft Canada Inc. and Cornerstone Building Brands, Inc. (incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 (File No. 001-04119))

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3(i)	Bylaws of Nucor Corporation as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))

4	Description of Securities of Nucor Corporation (incorporated by reference to Exhibit 4 to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119))

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

10

Fourth Amended and Restated Multi-Year Revolving Credit Agreement, dated as of November 5, 2021, by and among Nucor Corporation and certain subsidiaries of Nucor Corporation, as borrowers, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended October 2, 2021 (File No. 001-04119))

10(i)	2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 17, 2005 (File No. 001-04119)) (#)

10(ii)	Amendment No. 1 to 2005 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 (File No. 001-04119)) (#)

10(iii)	2010 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 (File No. 001-04119)) (#)

10(iv)

2014 Omnibus Incentive Compensation Plan, as amended and restated effective February 17, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 18, 2020 (File No. 001-04119)) (#)

10(v)

Senior Officers Annual Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) for awards granted after December 31, 2017 (incorporated by reference to Exhibit 10(iv) to the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-04119)) (#)

10(vi)

Amendment No. 1 to Senior Officers Annual Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-04119)) (#)

10(vii)

Senior Officers Long-Term Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) for awards granted after December 31, 2017 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-04119)) (#)

10(viii)

Amendment No. 1 to Senior Officers Long-Term Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan) (incorporated by reference to Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-04119)) (#)

10(ix)

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

Form of Restricted Stock Unit Award Agreement – retirement-vested awards (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(xiii)

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 (File No. 001-04119)) (#)

10(xiv)

Form of Award Agreement for Annual Stock Option Grants used for awards granted prior to May 8, 2014 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-04119)) (#)

10(xv)

Form of Award Agreement for Annual Stock Option Grants used for awards granted after May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(xvi)	Executive Employment Agreement of Craig A. Feldman (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xvii)

Retirement, Separation, Waiver and Release Agreement, dated as of June 8, 2021, by and between Nucor Corporation and Craig A. Feldman (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 (File No. 001-04119)) (#)

10(xviii)	Executive Employment Agreement of James D. Frias (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xix)	Executive Employment Agreement of Ladd R. Hall (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xx)

Retirement, Separation, Waiver and Release Agreement, dated as of June 17, 2020, by and between Nucor Corporation and Ladd R. Hall (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 17, 2020 (File No. 001-04119)) (#)

10(xxi)	Executive Employment Agreement of Raymond S. Napolitan, Jr. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxii)

Retirement, Separation, Waiver and Release Agreement, dated as of June 3, 2021, by and between Nucor Corporation and Raymond S. Napolitan, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 3, 2021 (File No. 001-04119)) (#)

10(xxiii)	Executive Employment Agreement of MaryEmily Slate (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxiv)	Executive Employment Agreement of Leon J. Topalian (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxv)	Executive Employment Agreement of D. Chad Utermark (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxvi)	Executive Employment Agreement of Allen C. Behr (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2020 (File No. 001-04119)) (#)

10(xxvii)	Executive Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed January 5, 2021 (File No. 001-04119)) (#)

10(xxviii)	Executive Employment Agreement of Douglas J. Jellison (incorporated by reference to Exhibit 10(xxx) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxix)	Executive Employment Agreement of Gregory J. Murphy (incorporated by reference to Exhibit 10(xxxi) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxx)	Executive Employment Agreement of Daniel R. Needham (incorporated by reference to Exhibit 10(xxxii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxxi)	Executive Employment Agreement of K. Rex Query (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxxii)	Nucor Corporation Supplemental Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2021, filed February 28, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2021, filed February 28, 2022, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Leon J. Topalian
Leon J. Topalian
President and Chief Executive Officer

Dated: February 28, 2022

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

/s/ Leon J. Topalian	/s/ Norma B. Clayton
Leon J. Topalian President, Chief Executive Officer and Director (Principal Executive Officer)	Norma B. Clayton Director

/s/ James D. Frias	/s/ Patrick J. Dempsey
James D. Frias Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	Patrick J. Dempsey Director

/s/ Michael D. Keller	/s/ Christopher J. Kearney
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Christopher J. Kearney Director

/s/ Laurette T. Koellner
Laurette T. Koellner Director

/s/ Joseph D. Rupp
Joseph D. Rupp Director

/s/ John H. Walker
John H. Walker Non-Executive Chairman

/s/ Nadja Y. West
Nadja Y. West Director

Dated: February 28, 2022