Form 10-Q
period 2022-04-02
NUCOR CORP
filed 2022-05-11
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

266,061,964 shares of the registrant’s common stock were outstanding at April 2, 2022.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended April 2, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021
Net sales	$10,493,282	$7,017,140
Costs, expenses and other:
Cost of products sold	7,035,143	5,394,703
Marketing, administrative and other expenses	524,584	291,124
Equity in earnings of unconsolidated affiliates	(7,695)	(13,239)
Losses on assets	-	6,662
Interest expense, net	43,135	39,644
	7,595,167	5,718,894
Earnings before income taxes and noncontrolling interests	2,898,115	1,298,246
Provision for income taxes	671,000	310,732
Net earnings	2,227,115	987,514
Earnings attributable to noncontrolling interests	131,492	45,082
Net earnings attributable to Nucor stockholders	$2,095,623	$942,432
Net earnings per share:
Basic	$7.69	$3.10
Diluted	$7.67	$3.10
Average shares outstanding:
Basic	271,564	301,846
Diluted	272,094	302,518

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021
Net earnings	$2,227,115	$987,514
Other comprehensive income:
Net unrealized income on hedging derivatives, net of income taxes of $16,800 and $400 for the first quarter of 2022 and 2021, respectively	53,476	999
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $(1,700) and $100 for the first quarter of 2022 and 2021, respectively	(5,390)	501
Foreign currency translation gain, net of income taxes of $0 for the first quarter of 2022 and 2021	22,692	13,801
	70,778	15,301
Comprehensive income	2,297,893	1,002,815
Comprehensive income attributable to noncontrolling interests	131,492	45,082
Comprehensive income attributable to Nucor stockholders	$2,166,401	$957,733

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 2, 2022	Dec 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,725,266	$2,364,858
Short-term investments	446,868	253,005
Accounts receivable, net	4,111,478	3,853,972
Inventories, net	6,245,679	6,011,182
Other current assets	252,060	316,540
Total current assets	14,781,351	12,799,557
Property, plant and equipment, net	8,921,263	8,114,818
Restricted cash and cash equivalents	88,242	143,800
Goodwill	2,904,134	2,827,344
Other intangible assets, net	1,063,210	1,103,759
Other assets	874,668	833,794
Total assets	$28,632,868	$25,823,072
LIABILITIES
Current liabilities:
Short-term debt	$86,521	$107,723
Current portion of long-term debt and finance lease obligations	629,536	615,678
Accounts payable	1,900,536	1,974,041
Salaries, wages and related accruals	832,999	1,495,166
Accrued expenses and other current liabilities	1,081,706	964,805
Federal income taxes payable	602,537	-
Total current liabilities	5,133,835	5,157,413
Long-term debt and finance lease obligations due after one year	6,112,331	4,961,410
Deferred credits and other liabilities	1,243,582	1,100,455
Total liabilities	12,489,748	11,219,278
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,163,129	2,140,608
Retained earnings	19,635,277	17,674,100
Accumulated other comprehensive loss, net of income taxes	(44,504)	(115,282)
Treasury stock	(6,701,401)	(5,835,098)
Total Nucor stockholders' equity	15,204,562	14,016,389
Noncontrolling interests	938,558	587,405
Total equity	16,143,120	14,603,794
Total liabilities and equity	$28,632,868	$25,823,072

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021
Operating activities:
Net earnings	$2,227,115	$987,514
Adjustments:
Depreciation	195,478	179,820
Amortization	41,411	21,130
Stock-based compensation	26,422	19,859
Deferred income taxes	(18,764)	62,705
Distributions from affiliates	1,500	180
Equity in earnings of unconsolidated affiliates	(7,695)	(13,239)
Losses on assets	-	6,662
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(92,394)	(524,570)
Inventories	124,201	(795,940)
Accounts payable	(165,476)	225,333
Federal income taxes	672,142	200,888
Salaries, wages and related accruals	(658,267)	69,780
Other operating activities	126,495	90,289
Cash provided by operating activities	2,472,168	530,411
Investing activities:
Capital expenditures	(447,682)	(313,510)
Investment in and advances to affiliates	(63)	(118)
Disposition of plant and equipment	7,288	5,735
Acquisitions (net of cash acquired)	(347,177)	300
Purchases of investments	(274,197)	(214,427)
Proceeds from the sale of investments	80,333	219,777
Other investing activities	(183)	249
Cash used in investing activities	(981,681)	(301,994)
Financing activities:
Net change in short-term debt	(21,202)	(1,607)
Proceeds from issuance of long-term debt, net of discount	1,093,059	-
Repayment of long-term debt	(2,500)	-
Bond issuance costs	(8,388)	-
Proceeds from exercise of stock options	16,586	107,524
Payment of tax withholdings on certain stock-based compensation	(8,512)	(14,521)
Distributions to noncontrolling interests	(211,558)	(73,795)
Cash dividends	(137,587)	(123,901)
Acquisition of treasury stock	(905,324)	(301,859)
Other financing activities	(3,883)	(2,505)
Cash used in financing activities	(189,309)	(410,664)
Effect of exchange rate changes on cash	3,672	3,307
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,304,850	(178,940)
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	2,508,658	2,754,929
Cash and cash equivalents and restricted cash and cash equivalents - end of three months	$3,813,508	$2,575,989
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(7,789)	$4,461

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Interim Presentation

The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2021.

2. Inventories

Inventories consisted of approximately 43% raw materials and supplies and 57% finished and semi-finished products at both April 2, 2022 and December 31, 2021. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $10.57 billion at April 2, 2022 ($10.39 billion at December 31, 2021).

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the three months ended April 2, 2022 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2021	$613,175	$1,439,874	$774,295	$2,827,344
Acquisitions	69,097	(62)	-	69,035
Translation	-	7,755	-	7,755
Balance at April 2, 2022	$682,272	$1,447,567	$774,295	$2,904,134

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2021 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2021 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections in future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 54% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, including if the expected future performance of this reporting unit declines from the most recent assessment, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $369.8 million as of April 2, 2022 ($363.0 million as of December 31, 2021). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $43.5 million as of April 2, 2022 ($45.0 million as of December 31, 2021). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

Intangible assets with estimated useful lives of five to 22 years are amortized on a straight-line or accelerated basis and were comprised of the following as of April 2, 2022 and December 31, 2021 (in thousands):

	April 2, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$1,872,636	$952,967	$1,872,348	$924,506
Trademarks and trade names	217,829	104,161	217,255	99,906
Other	105,522	75,649	105,522	66,954
	$2,195,987	$1,132,777	$2,195,125	$1,091,366

Intangible asset amortization expense in the first quarter of 2022 and 2021 was $41.4 million and $21.1 million, respectively. Annual amortization expense is estimated to be $154.6 million in 2022; $132.9 million in 2023; $132.1 million in 2024; $131.2 million in 2025; and $128.2 million in 2026.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $128.1 million at April 2, 2022 ($143.8 million at December 31, 2021). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $134.5 million at April 2, 2022 ($137.6 million at December 31, 2021).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of April 2, 2022 and December 31, 2021 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 2, 2022
Assets:
Cash equivalents	$3,129,506	$3,129,506	$-	$-
Short-term investments	446,868	446,868	-	-
Restricted cash and cash equivalents	88,242	88,242	-	-
Derivative contracts	69,020	-	69,020	-
Total assets	$3,733,636	$3,664,616	$69,020	$-
Liabilities:
Derivative contracts	$(5,457)	$-	$(5,457)	$-
As of December 31, 2021
Assets:
Cash equivalents	$1,776,477	$1,776,477	$-	$-
Short-term investments	253,005	253,005	-	-
Restricted cash and cash equivalents	143,800	143,800	-	-
Derivative contracts	6,633	-	6,633	-
Total assets	$2,179,915	$2,173,282	$6,633	$-
Liabilities:
Derivative contracts	$(2,666)	$-	$(2,666)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at April 2, 2022 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. There were no transfers between the levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.77 billion at April 2, 2022 (approximately $6.06 billion at December 31, 2021). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 2, 2022 and December 31, 2021, or similar debt with the same maturities, ratings and interest rates.

7. Contingencies

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows. Nucor maintains liability insurance for certain risks with self-insurance limits.

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first quarter of 2022 is as follows (shares in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	1,186	$55.58
Granted	-	$-
Exercised	(310)	$53.51		$20,040
Canceled	-	$-
Outstanding at April 2, 2022	876	$56.31	7.5 years	$81,417
Stock options exercisable at April 2, 2022	213	$56.46	5.7 years	$19,761

Compensation expense for stock options was $0.5 million and $0.3 million in the first quarter of 2022 and 2021, respectively. As of April 2, 2022, unrecognized compensation expense related to stock options was $2.6 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first quarter of 2022 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,167	$60.45
Granted	-	$-
Vested	(14)	$60.40
Canceled	(3)	$66.00
Unvested at April 2, 2022	1,150	$60.44

Compensation expense for RSUs was $9.0 million and $9.3 million in the first quarter of 2022 and 2021, respectively. As of April 2, 2022, unrecognized compensation expense related to unvested RSUs was $34.6 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first quarter of 2022 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	107	$57.17
Granted	465	$128.62
Vested	(341)	$119.52
Canceled	-	$-
Unvested at April 2, 2022	231	$109.02

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $17.0 million and $10.2 million in the first quarter of 2022 and 2021, respectively. As of April 2, 2022, unrecognized compensation expense related to unvested restricted stock awards was $8.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $286.9 million and $129.0 million in the first quarter of 2022 and 2021, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the first quarter of 2022 and 2021 are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021
Interest expense	$44,076	$40,970
Interest income	(941)	(1,326)
Interest expense, net	$43,135	$39,644

11. Income Taxes

The effective tax rate for the first quarter of 2022 was 23.2% compared to 23.9% for the first quarter of 2021.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2020 remain open to examination by the Internal Revenue Service. The 2015 and 2018 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2015 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $740.4 million at April 2, 2022 ($610.3 million at December 31, 2021).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) and California Steel Industries, Inc. (“CSI”), both of which Nucor owns 51%, for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

		Three Months (13 Weeks) Ended April 2, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2021	$14,603,794	380,154	$152,061	$2,140,608	$17,674,100	$(115,282)	107,742	$(5,835,098)	$14,016,389	$587,405
Net earnings	2,227,115	-	-	-	2,095,623	-	-	-	2,095,623	131,492
Other comprehensive income (loss)	70,778	-	-	-	-	70,778	-	-	70,778	-
Stock options exercised	16,586	-	-	(507)	-	-	(310)	17,093	16,586	-
Stock option expense	458	-	-	458	-	-	-	-	458	-
Issuance of stock under award plans, net of forfeitures	43,098	-	-	21,170	-	-	(388)	21,928	43,098	-
Amortization of unearned compensation	1,400	-	-	1,400	-	-	-	-	1,400	-
Treasury stock acquired	(905,324)	-	-	-	-	-	7,048	(905,324)	(905,324)	-
Cash dividends declared	(134,446)	-	-	-	(134,446)	-	-	-	(134,446)	-
Distributions to noncontrolling interests	(211,558)	-	-	-	-	-	-	-	-	(211,558)
Acquisition of noncontrolling interest in CSI	431,219	-	-	-	-	-	-	-	-	431,219
BALANCES, April 2, 2022	$16,143,120	380,154	$152,061	$2,163,129	$19,635,277	$(44,504)	114,092	$(6,701,401)	$15,204,562	$938,558

		Three Months (13 Weeks) Ended April 3, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
Net earnings	987,514	-	-	-	942,432	-	-	-	942,432	45,082
Other comprehensive income (loss)	15,301	-	-	-	-	15,301	-	-	15,301	-
Stock options exercised	107,524	-	-	30,488	-	-	(2,135)	77,036	107,524	-
Stock option expense	333	-	-	333	-	-	-	-	333	-
Issuance of stock under award plans, net of forfeitures	15,602	-	-	6,900	-	-	(242)	8,702	15,602	-
Amortization of unearned compensation	1,900	-	-	1,900	-	-	-	-	1,900	-
Treasury stock acquired	(301,859)	-	-	-	-	-	5,380	(301,859)	(301,859)	-
Cash dividends declared	(122,658)	-	-	-	(122,658)	-	-	-	(122,658)	-
Distributions to noncontrolling interests	(73,795)	-	-	-	-	-	-	-	-	(73,795)
BALANCES, April 3, 2021	$11,861,723	380,154	$152,061	$2,160,909	$12,163,626	$(103,560)	80,912	$(2,925,796)	$11,447,240	$414,483

Dividends declared per share were $0.50 per share in the first quarter of 2022 ($0.405 per share in the first quarter of 2021).

On December 2, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of April 2, 2022, the Company had approximately $2.94 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months ended April 2, 2022 and April 3, 2021 (in thousands):

	Three-Month (13-Week) Period Ended
	April 2, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)
Other comprehensive income (loss) before reclassifications	53,476	22,692	-	76,168
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(5,390)	-	-	(5,390)
Net current-period other comprehensive income (loss)	48,086	22,692	-	70,778
Accumulated other comprehensive income (loss) at April 2, 2022	$49,198	$(102,176)	$8,474	$(44,504)

	Three-Month (13-Week) Period Ended
	April 3, 2021
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)
Other comprehensive income (loss) before reclassifications	999	13,801	-	14,800
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	501	-	-	501
Net current-period other comprehensive income (loss)	1,500	13,801	-	15,301
Accumulated other comprehensive income (loss) at April 3, 2021	$(3,200)	$(107,026)	$6,666	$(103,560)

(1)   Includes $(5,390) and $501 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net (gains) losses on commodity contracts in the first quarter of 2022 and 2021, respectively. The tax impact of those reclassifications was $(1,700) and $100 in the first quarter of 2022 and 2021, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products, steel racking, piling products, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“Nucor Steel Louisiana”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the first quarter of 2022 and 2021 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021
Net sales to external customers:
Steel mills	$6,518,609	$4,608,777
Steel products	3,323,088	1,810,055
Raw materials	651,585	598,308
	$10,493,282	$7,017,140
Intercompany sales:
Steel mills	$1,593,258	$1,225,113
Steel products	134,706	71,219
Raw materials	3,546,519	3,646,195
Corporate/eliminations	(5,274,483)	(4,942,527)
	$-	$-
Earnings before income taxes and noncontrolling interests:
Steel mills	$2,578,854	$1,314,974
Steel products	684,867	211,812
Raw materials	95,853	223,235
Corporate/eliminations	(461,459)	(451,775)
	$2,898,115	$1,298,246

	April 2, 2022	Dec. 31, 2021
Segment assets:
Steel mills	$14,458,171	$13,235,463
Steel products	8,014,507	7,845,010
Raw materials	3,709,087	3,870,806
Corporate/eliminations	2,451,103	871,793
	$28,632,868	$25,823,072

15. Revenue

The following tables disaggregate our revenue by major source for the first quarter of 2022 and 2021 (in thousands):

	Three Months (13 Weeks) Ended April 2, 2022
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$3,183,063	$-	$-	$3,183,063
Bar	1,827,731	-	-	1,827,731
Structural	783,271	-	-	783,271
Plate	724,544	-	-	724,544
Tubular Products	-	610,300	-	610,300
Rebar Fabrication	-	445,232	-	445,232
Joist	-	612,235	-	612,235
Deck	-	550,909	-	550,909
Other Steel Products	-	1,104,412	-	1,104,412
Raw Materials	-	-	651,585	651,585
	$6,518,609	$3,323,088	$651,585	$10,493,282

	Three Months (13 Weeks) Ended April 3, 2021
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,351,455	$-	$-	$2,351,455
Bar	1,261,042	-	-	1,261,042
Structural	477,195	-	-	477,195
Plate	519,085	-	-	519,085
Tubular Products	-	374,653	-	374,653
Rebar Fabrication	-	386,557	-	386,557
Joist	-	229,129	-	229,129
Deck	-	193,413	-	193,413
Other Steel Products	-	626,303	-	626,303
Raw Materials	-	-	598,308	598,308
	$4,608,777	$1,810,055	$598,308	$7,017,140

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $345.7 million as of April 2, 2022 ($251.9 million as of December 31, 2021) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the first quarter of 2022 and 2021 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021
Basic net earnings per share:
Basic net earnings	$2,095,623	$942,432
Earnings allocated to participating securities	(8,420)	(5,376)
Net earnings available to common stockholders	$2,087,203	$937,056
Basic average shares outstanding	271,564	301,846
Basic net earnings per share	$7.69	$3.10
Diluted net earnings per share:
Diluted net earnings	$2,095,623	$942,432
Earnings allocated to participating securities	(8,385)	(5,363)
Net earnings available to common stockholders	$2,087,238	$937,069
Diluted average shares outstanding:
Basic average shares outstanding	271,564	301,846
Dilutive effect of stock options and other	530	672
	272,094	302,518
Diluted net earnings per share	$7.67	$3.10

The following stock options were excluded from the computation of diluted net earnings per share for the first quarter of 2022 and 2021 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021
Anti-dilutive stock options:
Weighted-average shares	-	249
Weighted-average exercise price	$-	$65.80

17. Debt and Other Financing Arrangements

On March 11, 2022, Nucor completed the issuance and sale of $550.0 million aggregate principal amount of its 3.125% Notes due 2032 (the “2032 Notes”) and $550.0 million aggregate principal amount of its 3.850% Notes due 2052 (the “2052 Notes” and, together with the 2032 Notes, the “Notes”). We plan to use the net proceeds from the issuance and sale of the Notes to redeem, along with cash on hand if necessary, all of the outstanding $600.0 million aggregate principal amount of our 4.125% Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of our 4.000% Notes due 2023 (the “2023 Notes”) pursuant to the terms of the indenture governing the 2022 Notes and the 2023 Notes, with remaining proceeds, if any, to be used for general corporate purposes. Net proceeds from the issuance and sale of the Notes were $1.09 billion. Costs of $15.3 million associated with the issuance and sale of the Notes have been capitalized and will be amortized over the life of the Notes.

On April 25, 2022, Nucor redeemed all $500.0 million aggregate principal amount outstanding of the 2023 Notes. The 2023 Notes were redeemed using a portion of the net proceeds from the issuance and sale of the Notes. In September 2022, $600.0 million aggregate principal amount of the 2022 Notes will mature, which we expect to redeem in-full prior to that time using a portion of the net proceeds from the issuance and sale of the Notes, along with cash on hand, if necessary.

18. Acquisitions

On February 1, 2022, Nucor used cash on hand to acquire a 51% controlling ownership position in CSI by purchasing a 50% equity interest from a subsidiary of Vale S.A. (Vale) for a cash purchase price of approximately $400.0 million, adjusted for net debt and working capital at closing, as well as a 1% equity interest from JFE Steel Corporation (JFE). CSI is a flat-rolled steel converter with the capability to produce more than two million tons of finished steel and steel products annually. The company has five product lines, including hot rolled, pickled and oiled, cold rolled, galvanized and electric resistance welded (“ERW”) pipe. Key end-use markets served by CSI include customers in the construction, service center and energy industries. This acquisition gives Nucor a strong presence in the Western region of the United States and grows our ability to produce an even wider range of value-added sheet products. CSI financial results were included as part of the steel mills segment (see Note 14) beginning on February 1, 2022, the date of the acquisition of Nucor’s 51% controlling ownership position.

We allocated the purchase price for CSI to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change, including for the final working capital settlement.

The following table summarizes the fair values of 100% of the assets and liabilities of CSI, as well as the fair value of the 49% noncontrolling interest not acquired by Nucor, as of February 1, 2022, the date of the acquisition of Nucor’s 51% controlling ownership position (in thousands):

Cash	$98,537
Accounts receivable	159,257
Inventory	354,614
Other current assets	5,298
Property, plant and equipment	561,812
Goodwill	69,097
Other intangible assets	—
Other assets	11,973
Total assets acquired	1,260,588
Current portion of long-term debt	9,826
Other current liabilities	162,808
Long-term debt due after one year	67,866
Other liabilities	140,050
Total liabilities assumed	380,550
Net assets acquired at 100%	880,038
Less: Fair value of noncontrolling interest	431,219
Net assets acquired at 51%	$448,819

The determination of the fair value of the noncontrolling interest was calculated using the implied value of 100% of the enterprise value of the business using the purchase price as the purchase price did not include a control premium on a per-share basis and the noncontrolling interest shareholder will participate equally in the economic benefits of CSI after the acquisition.

The goodwill of $69.1 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel mills segment (see Note 4). The goodwill is attributable to the assembled workforce acquired, expanding our Western United States presence and CSI’s value-added product capabilities. None of the goodwill is deductible for tax purposes.

The results of operations for CSI upon the effective date of the acquisition have been included in the accompanying financial statements.  Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of CSI and, therefore, this information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) the impact of the COVID-19 pandemic and any variants of the virus; and (15) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this report.

Caution should be taken not to place undue reliance on the forward-looking statements included in this report. We assume no obligation to update any forward-looking statements except as may be required by law. In evaluating forward-looking statements, these risks and uncertainties should be considered, together with the other risks described from time to time in our reports and other filings with the United States Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products, steel racking, piling products, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

On February 1, 2022, Nucor used cash on hand to acquire a 51% controlling ownership position in CSI for a cash purchase price of approximately $400.0 million, adjusted for net debt and working capital at closing. CSI is a flat-rolled steel converter with the capability to produce more than two million tons of finished steel and steel products annually. The company has five product lines, including hot rolled, pickled and oiled, cold rolled, galvanized and ERW pipe. Key end-use markets served by CSI include customers in the construction, service center and energy industries. This acquisition gives Nucor a strong presence in the Western region of the United States and grows our ability to produce an even wider range of value-added sheet products. CSI financial results were included as part of the steel mills segment beginning on February 1, 2022, the date of the acquisition of Nucor’s 51% controlling ownership position.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 77%, 73% and 72%, respectively, in the first quarter of 2022 compared with approximately 95%, 74% and 79%, respectively, in the first quarter of 2021.

Results of Operations

Nucor reported consolidated net earnings of $2.10 billion, or $7.67 per diluted share, in the first quarter of 2022, making it the most profitable first quarter in the Company’s history. By comparison, Nucor reported consolidated net earnings of $942.4 million, or $3.10 per diluted share in the first quarter of 2021, which was the Company’s previous record for first quarter earnings. Nucor reported consolidated net earnings of $2.25 billion, or $7.97 per diluted share, in the fourth quarter of 2021, which was the most profitable quarter in the Company’s history.

Demand remained robust in the first quarter of 2022 across the key end-use markets we serve, a continuation of the trend that we saw throughout 2021. Average selling prices for our steel mills and steel products segments increased rapidly during 2021, and the Company’s profitability increased during the first quarter of 2022 as compared to the first quarter of 2021.

Earnings in the first quarter of 2022 decreased from the fourth quarter of 2021 primarily due to the decreased earnings of the steel mills segment, which was impacted by some demand softening at our sheet mills. This softening demand, combined with increased imports and higher customer inventory levels, led to decreased average selling prices for sheet products in the first quarter of 2022. However, overall selling prices in the steel mills segment increased later in the first quarter due in part to the supply chain disruptions caused by the conflict in Ukraine. The steel products segment had a record quarter for profitability in the first quarter of 2022 as demand in nonresidential construction markets continued to be strong. Earnings in the raw materials segment increased in the first quarter of 2022 as compared to the fourth quarter of 2021 due to volatility and market conditions.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the first quarter of 2022 as compared to the first quarter of 2021.

Net Sales

Net sales to external customers by segment for the first quarter of 2022 and 2021 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021	% Change
Steel mills	$6,518,609	$4,608,777	41%
Steel products	3,323,088	1,810,055	84%
Raw materials	651,585	598,308	9%
Total net sales to external customers	$10,493,282	$7,017,140	50%

Net sales for the first quarter of 2022 increased 50% from the first quarter of 2021. Average sales price per ton increased 68% from $978 in the first quarter of 2021 to $1,641 in the first quarter of 2022. Total tons shipped to outside customers in the first quarter of 2022 were 6,394,000 tons, an 11% decrease from the first quarter of 2021.

In the steel mills segment, sales tons for the first quarter of 2022 and 2021 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021	% Change
Outside steel shipments	4,539	5,190	-13%
Inside steel shipments	1,275	1,354	-6%
Total steel shipments	5,814	6,544	-11%

Net sales for the steel mills segment increased 41% in the first quarter of 2022 from the first quarter of 2021, due primarily to a 61% increase in the average sales price per ton, from $891 to $1,436, partially offset by a 13% decrease in tons sold to outside customers. Average selling prices increased across all product groups within the steel mills segment in the first quarter of 2022 as compared to the first quarter of 2021.

Outside sales tonnage for the steel products segment for the first quarter of 2022 and 2021 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021	% Change
Joist sales	179	172	4%
Deck sales	136	135	1%
Cold finished sales	133	132	1%
Rebar fabrication sales	291	282	3%
Piling products sales	111	136	-18%
Tubular products sales	255	250	2%
Other steel products sales	130	100	30%
Total steel products sales	1,235	1,207	2%

Net sales for the steel products segment increased 84% in the first quarter of 2022 compared to the first quarter of 2021, due to a 79% increase in the average sales price per ton from $1,499 to $2,689 and a 2% increase in tons sold to outside customers. Average selling prices increased across all businesses within the steel products segment in the first quarter of 2022 as compared to the first quarter of 2021.

Net sales for the raw materials segment increased 9% in the first quarter of 2022 compared to the first quarter of 2021. The increase in net sales was due primarily to increased average selling prices, which were partially offset by a decrease in volumes at DJJ’s brokerage and scrap processing operations. In the first quarter of 2022, approximately 91% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 7% of outside sales were from the scrap processing operations of DJJ (88% and 9%, respectively, in the first quarter of 2021).

Gross Margins

Nucor recorded gross margins of $3.46 billion (33%) in the first quarter of 2022, which was a significant increase compared with $1.62 billion (23%) in the first quarter of 2021.

•

The primary driver for the increase in gross margins in the first quarter of 2022 as compared to the first quarter of 2021 was increased metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the first quarter of 2022 was $495, a 22% increase compared to $405 in the first quarter of 2021. The increase in the average scrap and scrap substitute cost per gross ton used was more than offset by the previously mentioned increases in average selling prices.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices have been volatile as the conflict in Ukraine has disrupted global supply chains. We believe that scrap markets will continue to be volatile in the second quarter of 2022.

•

Pre-operating and start-up costs of new facilities were approximately $62 million in the first quarter of 2022 and approximately $19 million in the first quarter of 2021. Pre-operating and start-up costs in the first quarter of 2022 included costs related to the sheet mill expansion in Kentucky, the plate mill being built in Kentucky and the galvanizing line at our sheet mill expansion in Arkansas. Pre-operating and start-up costs in the first quarter of 2021 included costs related to the plate mill being built in Kentucky, the sheet mill expansion in Kentucky, the merchant bar quality mill expansion at our bar mill in Illinois and the galvanizing line at our sheet mill expansion in Arkansas. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the steel products segment increased in the first quarter of 2022 as compared to the first quarter of 2021. The largest increase in gross margins was at our joist and deck businesses. Demand in nonresidential construction markets continues to be strong. As we enter the second quarter of 2022, backlogs for the steel products segment are strong.

•

Gross margins in the raw materials segment decreased in the first quarter of 2022 as compared to the first quarter of 2021, primarily due to decreased margins at our DRI facilities, which had strong profitability in the first quarter of 2021.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $157.1 million in the first quarter of 2022 as compared to the first quarter of 2021. This increase was due to Nucor’s increased profitability in the first quarter of 2022 as compared to the prior year period, which resulted in significantly increased accruals related to profit sharing.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $7.7 million and $13.2 million in the first quarter of 2022 and 2021, respectively. The decrease in equity method investment earnings was primarily due to decreased earnings at Nucor-JFE.

Interest Expense (Income)

Net interest expense for the first quarter of 2022 and 2021 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021
Interest expense	$44,076	$40,970
Interest income	(941)	(1,326)
Interest expense, net	$43,135	$39,644

Interest expense increased in the first quarter of 2022 compared to the first quarter of 2021 due primarily to an increase in average debt outstanding. Interest income decreased in the first quarter of 2022 compared to the first quarter of 2021 due to a decrease in average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the first quarter of 2022 and 2021 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended
	April 2, 2022	April 3, 2021
Steel mills	$2,578,854	$1,314,974
Steel products	684,867	211,812
Raw materials	95,853	223,235
Corporate/eliminations	(461,459)	(451,775)
	$2,898,115	$1,298,246

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS and CSI, in both of which Nucor owns 51% controlling interests. The increase in earnings attributable to noncontrolling interests in the first quarter of 2022 as compared to the first quarter of 2021 was due to the increased earnings of NYS, which was a result of the increased metal margins, as well as the earnings of CSI, for which results were consolidated beginning on February 1, 2022, the date of the acquisition of Nucor’s 51% controlling ownership position.

Under the NYS limited partnership agreement, the minimum amount of cash to be distributed each year to the partners is the amount needed by each partner to pay applicable U.S. federal and state income taxes. In the first quarter of 2022 and 2021, the amount of cash distributed to noncontrolling interest holders exceeded the earnings attributable to noncontrolling interests based on mutual agreement of the general partners.

Provision for Income Taxes

The effective tax rate for the first quarter of 2022 was 23.2% compared to 23.9% for the first quarter of 2021. The expected effective rate for the full year of 2022 is approximately 23.5%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $118.0 million at April 2, 2022, exclusive of interest, could decrease by as much as $10.4 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2015 and 2017 through 2020 remain open to examination by the Internal Revenue Service. The 2015 and 2018 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2015 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported consolidated net earnings of $2.10 billion, or $7.67 per diluted share, in the first quarter of 2022 as compared to consolidated net earnings of $942.4 million, or $3.10 per diluted share, in the first quarter of 2021. Net earnings attributable to Nucor stockholders as a percentage of net sales were 20.0% and 13.4% in the first quarter of 2022 and 2021, respectively. Annualized return on average stockholders’ equity was 57.4% and 33.9% in the first quarter of 2022 and 2021, respectively.

Outlook

End-use market demand remains strong for steel and steel products, and we remain confident that 2022 will be another year of strong earnings and cash flow for Nucor.

We expect that the second quarter of 2022 will be the most profitable quarter in Nucor's history, surpassing the previous record set in the fourth quarter of 2021.

We expect that second quarter earnings will be driven by increased profitability in the steel products segment, which continues to benefit from robust demand in nonresidential construction markets. In addition, the steel mills segment earnings are expected to strengthen due primarily to increased profitability at our sheet and plate mills. Similarly, Nucor's raw materials segment is expected to generate increased profits in the second quarter due to relatively higher selling prices for raw materials.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the first quarter of 2022 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

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

Our liquidity position as of April 2, 2022 remained strong, consisting of total cash and cash equivalents, short-term investments and restricted cash and cash equivalents of $4.26 billion as of such date compared to $2.76 billion as of December 31, 2021. Of these totals, the amount of restricted cash and cash equivalents was $88.2 million at April 2, 2022 and $143.8 million at December 31, 2021. Approximately $504.6 million of the cash and cash equivalents position at April 2, 2022, was held by our majority-owned and controlled subsidiaries, including CSI which was acquired on February 1, 2022, as compared to $540.3 million at December 31, 2021.

Cash provided by operating activities was $2.47 billion in the first quarter of 2022 as compared to $530.4 million in the first quarter of 2021. The $1.94 billion increase was primarily driven by net earnings of $2.23 billion for the first quarter of 2022, an increase of $1.24 billion over net earnings in the prior year period of $987.5 million. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) provided cash of $6.7 million in the first quarter of 2022 as compared to using cash of $734.2 million in the first quarter of 2021.

The funding of our working capital in the first quarter of 2022 decreased over the first quarter of 2021 mainly due to accounts receivable and inventories only increasing by 7% and 4%, respectively, as compared to 23% and 22%, respectively, in the first quarter of 2021. As a result, the change in accounts receivable only used cash of $92.4 million in the first quarter of 2022 as compared to $524.6 million in the first quarter of 2021. The change in inventories provided cash of $124.2 million in the first quarter of 2022 as compared to using cash of $795.9 million in the same period of 2021. The increase in accrued federal income taxes provided cash of $672.1 million compared to the change in federal income taxes providing cash of $200.9 million in the first quarter of 2021. These changes were offset primarily by the following: (i) the change in salaries, wages and related accruals using cash of $658.3 million in the first quarter of 2022 as 2021 incentive compensation was paid versus providing cash of $69.8 million in the first quarter of 2021; and (ii) the change in accounts payable using cash of $165.5 million in the first quarter of 2022 as compared to providing cash of $225.3 million in the same period of 2021.

The current ratio was 2.9 at the end of the first quarter of 2022 and 2.5 at year-end 2021. The current ratio increased primarily due to the following increases in current assets: a 58%, or $1.36 billion, increase in cash and cash equivalents, a 77%, or $193.9 million, increase in short-term investments, a 7%, or $257.5 million, increase in accounts receivable, and a 4%, or $234.5 million, increase in inventories. Additionally, salaries, wages and related accruals decreased by 44%, or $662.2 million, as 2021 incentive compensation accrued as of year-end 2021 was paid in the first quarter of 2022.

Cash used in investing activities during the first quarter of 2022 was $981.7 million as compared to $302.0 million in the prior year period. Cash used for acquisitions (net of cash acquired) increased by $347.5 million due to the acquisition of CSI on February 1, 2022. Additionally, cash used to purchase investments increased by $59.8 million and cash proceeds from the sale of investments decreased by $139.4 million over the same period of 2021. Finally, cash used for capital expenditures of $447.7 million in the first quarter of 2022 increased by $134.2 million over the same period of 2021 primarily due to the plate mill under construction in Kentucky, the sheet mill expansion in Kentucky and the sheet mill in West Virginia. Capital expenditures for 2022 are estimated to be around $2.35 billion as compared to $1.62 billion in 2021. The projects that we anticipate will have the largest capital expenditures in 2022 are the plate mill under construction in Brandenburg, Kentucky and the sheet mill in West Virginia.

Cash used in financing activities during the first quarter of 2022 was $189.3 million as compared to $410.7 million in the prior year period. Stock repurchases were $905.3 million in the first quarter of 2022 as compared to $301.9 million in the first quarter of 2021 and distributions to noncontrolling interests were $211.6 million in the first quarter of 2022 as compared to $73.8 million in the first quarter of 2021. Offsetting these uses of cash was cash provided from the issuance and sale of the Notes, net of the discount, of $1.09 billion in the first quarter of 2022 (none in the same period of 2021). In the first quarter of 2022, Nucor issued $550.0 million of the 2032 Notes and $550.0 million of the 2052 Notes. In April 2022, we redeemed all $500.0 million aggregate principal of the 2023 Notes.

Nucor’s $1.75 billion revolving credit facility matures on November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 2, 2022, the funded debt to total capital ratio was 29.7% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of April 2, 2022.

In February 2022, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.50 per share payable on May 11, 2022 to stockholders of record on March 31, 2022. This dividend is Nucor’s 196th consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments, restricted cash and cash equivalents and new borrowings under our existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. We also believe we have adequate access to capital markets for liquidity purposes. In September 2022, $600.0 million aggregate principal amount of the 2022 Notes will mature, which we expect to redeem in-full prior to that time using a portion of the net proceeds from the sale of the Notes, along with cash on hand, if necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2021. There were no interest rate swaps outstanding at April 2, 2022.

Commodity Price Risk

In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw material and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In periods of strong or stable demand for our products, we are more likely to be able to effectively reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for our products is weaker, this becomes more challenging. Our DRI facilities in Trinidad and Louisiana provide us with flexibility in managing our raw materials requirements and our input costs. DRI is particularly important for operational flexibility when demand for prime scrap increases due to increased domestic steel production.

Natural gas produced by Nucor’s drilling operations is being sold to third parties to partially offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At April 2, 2022, accumulated other comprehensive loss, net of income taxes included $49.2 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at April 2, 2022, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$23,216	$58,041
Aluminum	$7,430	$18,574
Copper	$4,257	$10,668

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at April 2, 2022 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended April 2, 2022 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2022 - January 29, 2022	-	$-	-	$3,849,489
January 30, 2022 - February 26, 2022	4,298	$115.62	4,298	$3,352,566
February 27, 2022 - April 2, 2022	2,750	$148.51	2,750	$2,944,165
For the Quarter Ended April 2, 2022	7,048		7,048

(1)	Includes commissions of $0.17 per share.
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
4

Indenture, dated as of August 19, 2014, between Nucor Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed August 20, 2014 (File No. 333-198263))

4.1

Fourth Supplemental Indenture, dated as of March 11, 2022, between Nucor Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4.2	Form of 3.125% Notes due 2032 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))
4.3	Form of 3.850% Notes due 2052 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))
10*	2014 Omnibus Incentive Compensation Plan, as amended and restated effective February 21, 2022 (#)
10.1*	Senior Officers Annual Incentive Plan, as amended and restated effective February 21, 2022 (included in Exhibit 10 above) (#)
10.2*	Senior Officers Long-Term Incentive Plan, as amended and restated effective February 21, 2022 (included in Exhibit 10 above) (#)

10.3*	Form of Restricted Share Unit Award Agreement used for awards granted after February 21, 2022 – time-vested awards (#)

10.4*	Form of Award Agreement for Annual Stock Option Grants used for awards granted after February 21, 2022 (#)

10.5	Executive Employment Agreement of Stephen D. Laxton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed March 4, 2022 (File No. 001-04119)) (#)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 2, 2022, filed May 11, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 2, 2022, filed May 11, 2022, formatted in Inline XBRL (included in Exhibit 101 above).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Stephen D. Laxton
Stephen D. Laxton
Chief Financial Officer, Treasurer and Executive
Vice President

Dated: May 11, 2022