Form 10-Q
period 2022-07-02
NUCOR CORP
filed 2022-08-10
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

261,785,429 shares of the registrant’s common stock were outstanding at July 2, 2022.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended July 2, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$11,794,474	$8,789,164	$22,287,756	$15,806,304
Costs, expenses and other:
Cost of products sold	7,690,211	6,315,661	14,725,354	11,710,364
Marketing, administrative and other expenses	563,211	387,070	1,087,795	678,194
Equity in earnings of unconsolidated affiliates	(7,113)	(19,403)	(14,808)	(32,642)
Losses on assets	-	44,308	-	50,970
Interest expense, net	57,763	35,780	100,898	75,424
	8,304,072	6,763,416	15,899,239	12,482,310
Earnings before income taxes and noncontrolling interests	3,490,402	2,025,748	6,388,517	3,323,994
Provision for income taxes	763,165	454,289	1,434,165	765,021
Net earnings	2,727,237	1,571,459	4,954,352	2,558,973
Earnings attributable to noncontrolling interests	166,004	64,591	297,496	109,673
Net earnings attributable to Nucor stockholders	$2,561,233	$1,506,868	$4,656,856	$2,449,300
Net earnings per share:
Basic	$9.69	$5.05	$17.34	$8.14
Diluted	$9.67	$5.04	$17.30	$8.13
Average shares outstanding:
Basic	263,221	296,817	267,416	299,359
Diluted	263,719	297,529	268,066	299,738

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net earnings	$2,727,237	$1,571,459	$4,954,352	$2,558,973
Other comprehensive income (loss):
Net unrealized income on hedging derivatives, net of income taxes of $5,100 and $2,600 for the second quarter of 2022 and 2021, respectively, and $21,900 and $3,000 for the first six months of 2022 and 2021, respectively	16,138	8,204	69,614	9,203
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of ($4,800) and $0 for the second quarter of 2022 and 2021, respectively, and ($6,500) and $100 for the first six months of 2022 and 2021, respectively	(15,136)	196	(20,526)	697
Foreign currency translation (loss) gain, net of income taxes of $0 for the second quarter and first six months of 2022 and 2021	(27,308)	21,431	(4,616)	35,232
	(26,306)	29,831	44,472	45,132
Comprehensive income	2,700,931	1,601,290	4,998,824	2,604,105
Comprehensive income attributable to noncontrolling interests	166,004	64,591	297,496	109,673
Comprehensive income attributable to Nucor stockholders	$2,534,927	$1,536,699	$4,701,328	$2,494,432

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 2, 2022	Dec 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,002,708	$2,364,858
Short-term investments	363,287	253,005
Accounts receivable, net	4,749,600	3,853,972
Inventories, net	6,579,142	6,011,182
Other current assets	339,074	316,540
Total current assets	14,033,811	12,799,557
Property, plant and equipment, net	9,213,600	8,114,818
Restricted cash and cash equivalents	88,262	143,800
Goodwill	3,929,503	2,827,344
Other intangible assets, net	3,429,149	1,103,759
Other assets	974,132	833,794
Total assets	$31,668,457	$25,823,072
LIABILITIES
Current liabilities:
Short-term debt	$100,509	$107,723
Current portion of long-term debt and finance lease obligations	629,171	615,678
Accounts payable	2,315,796	1,974,041
Salaries, wages and related accruals	1,239,617	1,495,166
Accrued expenses and other current liabilities	1,074,108	964,805
Total current liabilities	5,359,201	5,157,413
Long-term debt and finance lease obligations due after one year	6,621,685	4,961,410
Deferred credits and other liabilities	1,834,763	1,100,455
Total liabilities	13,815,649	11,219,278
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,115,178	2,140,608
Retained earnings	22,064,383	17,674,100
Accumulated other comprehensive loss, net of income taxes	(70,810)	(115,282)
Treasury stock	(7,452,168)	(5,835,098)
Total Nucor stockholders' equity	16,808,644	14,016,389
Noncontrolling interests	1,044,164	587,405
Total equity	17,852,808	14,603,794
Total liabilities and equity	$31,668,457	$25,823,072

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021
Operating activities:
Net earnings	$4,954,352	$2,558,973
Adjustments:
Depreciation	397,270	362,492
Amortization	87,267	41,858
Stock-based compensation	74,219	66,729
Deferred income taxes	(36,220)	102,367
Distributions from affiliates	2,287	180
Equity in earnings of unconsolidated affiliates	(14,808)	(32,642)
Losses on assets	-	50,970
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(648,569)	(1,093,021)
Inventories	(157,976)	(1,673,962)
Accounts payable	198,062	726,649
Federal income taxes	33,441	290,287
Salaries, wages and related accruals	(252,758)	385,265
Other operating activities	97,174	97,041
Cash provided by operating activities	4,733,741	1,883,186
Investing activities:
Capital expenditures	(968,795)	(702,378)
Investment in and advances to affiliates	(227)	(169)
Disposition of plant and equipment	15,996	10,665
Acquisitions (net of cash acquired)	(3,465,866)	300
Purchases of investments	(330,278)	(357,917)
Proceeds from the sale of investments	219,996	367,512
Other investing activities	(7,096)	587
Cash used in investing activities	(4,536,270)	(681,400)
Financing activities:
Net change in short-term debt	(7,214)	42,780
Proceeds from issuance of long-term debt, net of discount	2,091,934	-
Repayment of long-term debt	(506,000)	-
Bond issuance costs	(13,138)	-
Proceeds from exercise of stock options	18,819	128,800
Payment of tax withholdings on certain stock-based compensation	(58,218)	(64,416)
Distributions to noncontrolling interests	(268,535)	(97,196)
Cash dividends	(272,038)	(246,539)
Acquisition of treasury stock	(1,707,893)	(916,145)
Proceeds from government incentives	125,000	-
Other financing activities	(17,059)	(5,072)
Cash used in financing activities	(614,342)	(1,157,788)
Effect of exchange rate changes on cash	(817)	8,079
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(417,688)	52,077
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	2,508,658	2,754,929
Cash and cash equivalents and restricted cash and cash equivalents - end of six months	$2,090,970	$2,807,006
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(23,583)	$44,754

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

2. Inventories

Inventories consisted of approximately 37% raw materials and supplies and 63% finished and semi-finished products at July 2, 2022 (43% and 57%, respectively, at December 31, 2021). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $10.72 billion at July 2, 2022 ($10.39 billion at December 31, 2021).

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the six months ended July 2, 2022 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2021	$613,175	$1,439,874	$774,295	$2,827,344
Acquisitions	62,011	1,062,176	-	1,124,187
Other	-	-	(19,983)	(19,983)
Translation	-	(2,045)	-	(2,045)
Balance at July 2, 2022	$675,186	$2,500,005	$754,312	$3,929,503

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2021 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2021 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections in future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 54% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, including if the expected future performance of this reporting unit declines from the most recent assessment, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $361.3 million as of July 2, 2022 ($363.0 million as of December 31, 2021). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $40.9 million as of July 2, 2022 ($45.0 million as of December 31, 2021). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and were comprised of the following as of July 2, 2022 and December 31, 2021 (in thousands):

	July 2, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,134,981	$982,186	$1,872,348	$924,506
Trademarks and trade names	364,355	110,946	217,255	99,906
Other	108,446	85,501	105,522	66,954
	$4,607,782	$1,178,633	$2,195,125	$1,091,366

Intangible asset amortization expense in the second quarter of 2022 and 2021 was $45.9 million and $20.8 million, respectively, and $87.3 million and $41.9 million in the first six months of 2022 and 2021, respectively. Annual amortization expense is estimated to be $233.2 million in 2022; $232.7 million in 2023; $232.0 million in 2024; $231.0 million in 2025; and $228.0 million in 2026.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $185.6 million at July 2, 2022 ($143.8 million at December 31, 2021). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $132.1 million at July 2, 2022 ($137.6 million at December 31, 2021).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of July 2, 2022 and December 31, 2021 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 2, 2022
Assets:
Cash equivalents	$1,230,885	$1,230,885	$-	$-
Short-term investments	363,287	363,287	-	-
Restricted cash and cash equivalents	88,262	88,262	-	-
Derivative contracts	77,860	-	77,860	-
Total assets	$1,760,294	$1,682,434	$77,860	$-
As of December 31, 2021
Assets:
Cash equivalents	$1,776,477	$1,776,477	$-	$-
Short-term investments	253,005	253,005	-	-
Restricted cash and cash equivalents	143,800	143,800	-	-
Derivative contracts	6,633	-	6,633	-
Total assets	$2,179,915	$2,173,282	$6,633	$-
Liabilities:
Derivative contracts	$(2,666)	$-	$(2,666)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at July 2, 2022 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. There were no transfers between the levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.77 billion at July 2, 2022 (approximately $6.06 billion at December 31, 2021). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 2, 2022 and December 31, 2021, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first six months of 2022 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	1,186	$55.58
Granted	98	$130.71
Exercised	(359)	$52.45		$24,547
Canceled	-	$-
Outstanding at July 2, 2022	925	$64.77	7.6 years	$40,947
Stock options exercisable at July 2, 2022	401	$56.57	6.4 years	$20,055

For the 2022 stock option grant, the grant date fair value of $45.27 per share was calculated using the Black-Scholes options pricing model with the following assumptions:

Exercise price	$130.71
Expected dividend yield	1.53%
Expected stock price volatility	35.77%
Risk-free interest rate	2.98%
Expected life (in years)	6.5

Compensation expense for stock options was $3.9 million and $2.6 million in the second quarter of 2022 and 2021, respectively, and $4.4 million and $2.9 million in the first six months of 2022 and 2021, respectively. As of July 2, 2022, unrecognized compensation expense related to stock options was $3.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first six months of 2022 is as follows (shares in thousands):

	Shares	Grant Date Fair Value
Restricted stock units:
Unvested at beginning of year	1,167	$60.45
Granted	774	$130.71
Vested	(849)	$75.80
Canceled	(6)	$60.71
Unvested at July 2, 2022	1,086	$98.55

Compensation expense for RSUs was $41.9 million and $22.7 million in the second quarter of 2022 and 2021, respectively, and $50.9 million and $32.0 million in the first six months of 2022 and 2021, respectively. As of July 2, 2022, unrecognized compensation expense related to unvested RSUs was $93.7 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first six months of 2022 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	107	$57.17
Granted	465	$128.62
Vested	(341)	$119.52
Canceled	-	$-
Unvested at July 2, 2022	231	$109.02

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $1.8 million and $21.6 million in the second quarter of 2022 and 2021, respectively, and $18.8 million and $31.8 million in the first six months of 2022 and 2021, respectively. As of July 2, 2022, unrecognized compensation expense related to unvested restricted stock awards was $7.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $333.0 million and $192.4 million in the second quarter of 2022 and 2021, respectively, and $619.9 million and $321.3 million in the first six months of 2022 and 2021, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the second quarter and first six months of 2022 and 2021 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest expense	$63,514	$37,661	$107,590	$78,631
Interest income	(5,751)	(1,881)	(6,692)	(3,207)
Interest expense, net	$57,763	$35,780	$100,898	$75,424

11. Income Taxes

The effective tax rate for the second quarter of 2022 was 21.9% compared to 22.4% for the second quarter of 2021.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019 and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2017 and 2018 remain open to examination by the IRS. The 2015 and 2018 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2015 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

 Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.30 billion at July 2, 2022 ($610.3 million at December 31, 2021). The increase in non-current deferred tax liabilities in the first six months of 2022 was primarily due to deferred tax liabilities related to the acquisition of C.H.I. Overhead Doors, LLC (“C.H.I.”) on June 24, 2022. See Note 18 for more information regarding the acquisition.

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) and California Steel Industries, Inc. (“CSI”), in both of which Nucor owns 51%, for the three months and six months ended July 2, 2022 and July 3, 2021 (in thousands):

		Three Months (13 Weeks) Ended July 2, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 2, 2022	$16,143,120	380,154	$152,061	$2,163,129	$19,635,277	$(44,504)	114,092	$(6,701,401)	$15,204,562	$938,558
Net earnings	2,727,237	-	-	-	2,561,233	-	-	-	2,561,233	166,004
Other comprehensive income (loss)	(26,306)	-	-	-	-	(26,306)	-	-	(26,306)	-
Stock options exercised	2,233	-	-	(802)	-	-	(49)	3,035	2,233	-
Stock option expense	3,964	-	-	3,964	-	-	-	-	3,964	-
Issuance of stock under award plans, net of forfeitures	(3,546)	-	-	(52,313)	-	-	(775)	48,767	(3,546)	-
Amortization of unearned compensation	1,200	-	-	1,200	-	-	-	-	1,200	-
Treasury stock acquired	(802,569)	-	-	-	-	-	5,100	(802,569)	(802,569)	-
Cash dividends declared	(132,127)	-	-	-	(132,127)	-	-	-	(132,127)	-
Distributions to noncontrolling interests	(56,977)	-	-	-	-	-	-	-	-	(56,977)
Acquisition of noncontrolling interest in CSI	(3,421)	-	-	-	-	-	-	-	-	(3,421)
BALANCES, July 2, 2022	$17,852,808	380,154	$152,061	$2,115,178	$22,064,383	$(70,810)	118,368	$(7,452,168)	$16,808,644	$1,044,164

		Six Months (26 Weeks) Ended July 2, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2021	$14,603,794	380,154	$152,061	$2,140,608	$17,674,100	$(115,282)	107,742	$(5,835,098)	$14,016,389	$587,405
Net earnings	4,954,352	-	-	-	4,656,856	-	-	-	4,656,856	297,496
Other comprehensive income (loss)	44,472	-	-	-	-	44,472	-	-	44,472	-
Stock options exercised	18,819	-	-	(1,309)	-	-	(359)	20,128	18,819	-
Stock option expense	4,422	-	-	4,422	-	-	-	-	4,422	-
Issuance of stock under award plans, net of forfeitures	39,552	-	-	(31,143)	-	-	(1,163)	70,695	39,552	-
Amortization of unearned compensation	2,600	-	-	2,600	-	-	-	-	2,600	-
Treasury stock acquired	(1,707,893)	-	-	-	-	-	12,148	(1,707,893)	(1,707,893)	-
Cash dividends declared	(266,573)	-	-	-	(266,573)	-	-	-	(266,573)	-
Distributions to noncontrolling interests	(268,535)	-	-	-	-	-	-	-	-	(268,535)
Acquisition of noncontrolling interest in CSI	427,798	-	-	-	-	-	-	-	-	427,798
BALANCES, July 2, 2022	$17,852,808	380,154	$152,061	$2,115,178	$22,064,383	$(70,810)	118,368	$(7,452,168)	$16,808,644	$1,044,164

		Three Months (13 Weeks) Ended July 3, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 3, 2021	$11,861,723	380,154	$152,061	$2,160,909	$12,163,626	$(103,560)	80,912	$(2,925,796)	$11,447,240	$414,483
Net earnings	1,571,459	-	-	-	1,506,868	-	-	-	1,506,868	64,591
Other comprehensive income (loss)	29,831	-	-	-	-	29,831	-	-	29,831	-
Stock options exercised	21,276	-	-	5,337	-	-	(419)	15,939	21,276	-
Stock option expense	2,575	-	-	2,575	-	-	-	-	2,575	-
Issuance of stock under award plans, net of forfeitures	(18,338)	-	-	(50,566)	-	-	(799)	32,228	(18,338)	-
Amortization of unearned compensation	(1,100)	-	-	(1,100)	-	-	-	-	(1,100)	-
Treasury stock acquired	(614,286)	-	-	-	-	-	6,765	(614,286)	(614,286)	-
Cash dividends declared	(120,088)	-	-	-	(120,088)	-	-	-	(120,088)	-
Distributions to noncontrolling interests	(23,401)	-	-	-	-	-	-	-	-	(23,401)
BALANCES, July 3, 2021	$12,709,651	380,154	$152,061	$2,117,155	$13,550,406	$(73,729)	86,459	$(3,491,915)	$12,253,978	$455,673

		Six Months (26 Weeks) Ended July 3, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
Net earnings	2,558,973	-	-	-	2,449,300	-	-	-	2,449,300	109,673
Other comprehensive income (loss)	45,132	-	-	-	-	45,132	-	-	45,132	-
Stock options exercised	128,800	-	-	35,825	-	-	(2,554)	92,975	128,800	-
Stock option expense	2,908	-	-	2,908	-	-	-	-	2,908	-
Issuance of stock under award plans, net of forfeitures	(2,736)	-	-	(43,666)	-	-	(1,041)	40,930	(2,736)	-
Amortization of unearned compensation	800	-	-	800	-	-	-	-	800	-
Treasury stock acquired	(916,145)	-	-	-	-	-	12,145	(916,145)	(916,145)	-
Cash dividends declared	(242,746)	-	-	-	(242,746)	-	-	-	(242,746)	-
Distributions to noncontrolling interests	(97,196)	-	-	-	-	-	-	-	-	(97,196)
BALANCES, July 3, 2021	$12,709,651	380,154	$152,061	$2,117,155	$13,550,406	$(73,729)	86,459	$(3,491,915)	$12,253,978	$455,673

Dividends declared per share were $0.50 per share in the second quarter of 2022 ($0.405 per share in the second quarter of 2021) and $1.00 per share in the first six months of 2022 ($0.81 per share in the first six months of 2021).

On December 2, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of July 2, 2022, the Company had approximately $2.14 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and six months ended July 2, 2022 and July 3, 2021 (in thousands):

	Three-Month (13-Week) Period Ended
	July 2, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 2, 2022	$49,198	$(102,176)	$8,474	$(44,504)
Other comprehensive income (loss) before reclassifications	16,138	(27,308)	-	(11,170)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(15,136)	-	-	(15,136)
Net current-period other comprehensive income (loss)	1,002	(27,308)	-	(26,306)
Accumulated other comprehensive income (loss) at July 2, 2022	$50,200	$(129,484)	$8,474	$(70,810)

	Six-Month (26-Week) Period Ended
	July 2, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)
Other comprehensive income (loss) before reclassifications	69,614	(4,616)	-	64,998
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(20,526)	-	-	(20,526)
Net current-period other comprehensive income (loss)	49,088	(4,616)	-	44,472
Accumulated other comprehensive income (loss) at July 2, 2022	$50,200	$(129,484)	$8,474	$(70,810)

(1)

Includes $(15,136) and $(20,526) net of tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts in the second quarter and first six months of 2022, respectively. The tax impact of those reclassifications was $(4,800) and $(6,500) in the second quarter and first six months of 2022, respectively.

	Three-Month (13-Week) Period Ended
	July 3, 2021
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 3, 2021	$(3,200)	$(107,026)	$6,666	$(103,560)
Other comprehensive income (loss) before reclassifications	8,204	21,431	-	29,635
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	196	-	-	196
Net current-period other comprehensive income (loss)	8,400	21,431	-	29,831
Accumulated other comprehensive income (loss) at July 3, 2021	$5,200	$(85,595)	$6,666	$(73,729)

	Six-Month (26-Week) Period Ended
	July 3, 2021
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)
Other comprehensive income (loss) before reclassifications	9,203	35,232	-	44,435
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	697	-	-	697
Net current-period other comprehensive income (loss)	9,900	35,232	-	45,132
Accumulated other comprehensive income (loss) at July 3, 2021	$5,200	$(85,595)	$6,666	$(73,729)

(2)   Includes $196 and $697 net of tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2021, respectively. The tax impact of those reclassifications was $0 and $100 in the second quarter and first six months of 2021, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, and wire and wire mesh. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“Nucor Steel Louisiana”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the second quarter and first six months of 2022 and 2021 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales to external customers:
Steel mills	$7,256,067	$5,909,909	$13,774,676	$10,518,686
Steel products	3,842,948	2,241,107	7,166,036	4,051,162
Raw materials	695,459	638,148	1,347,044	1,236,456
	$11,794,474	$8,789,164	$22,287,756	$15,806,304
Intercompany sales:
Steel mills	$1,763,563	$1,496,298	$3,356,821	$2,721,411
Steel products	117,289	80,394	251,995	151,613
Raw materials	4,145,690	4,009,808	7,692,209	7,656,003
Corporate/eliminations	(6,026,542)	(5,586,500)	(11,301,025)	(10,529,027)
	$-	$-	$-	$-
Earnings before income taxes and noncontrolling interests:
Steel mills	$2,815,723	$2,174,807	$5,394,577	$3,489,781
Steel products	1,129,932	259,330	1,814,799	471,142
Raw materials	263,598	120,143	359,451	343,378
Corporate/eliminations	(718,851)	(528,532)	(1,180,310)	(980,307)
	$3,490,402	$2,025,748	$6,388,517	$3,323,994

	July 2, 2022	Dec. 31, 2021
Segment assets:
Steel mills	$15,255,411	$13,235,463
Steel products	12,464,340	7,845,010
Raw materials	3,678,516	3,870,806
Corporate/eliminations	270,190	871,793
	$31,668,457	$25,823,072

15. Revenue

The following tables disaggregate our revenue by major source for the second quarter and first six months of 2022 and 2021 (in thousands):

	Three Months (13 Weeks) Ended July 2, 2022				Six Months (26 Weeks) Ended July 2, 2022
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$3,616,333	$-	$-	$3,616,333	$6,799,396	$-	$-	$6,799,396
Bar	1,992,463	-	-	1,992,463	3,820,194	-	-	3,820,194
Structural	783,121	-	-	783,121	1,566,392	-	-	1,566,392
Plate	864,150	-	-	864,150	1,588,694	-	-	1,588,694
Tubular Products	-	613,238	-	613,238	-	1,124,391	-	1,124,391
Rebar Fabrication	-	579,000	-	579,000	-	1,024,232	-	1,024,232
Joist	-	687,882	-	687,882	-	1,300,117	-	1,300,117
Deck	-	582,414	-	582,414	-	1,133,323	-	1,133,323
Other Steel Products	-	1,380,414	-	1,380,414	-	2,583,973	-	2,583,973
Raw Materials	-	-	695,459	695,459	-	-	1,347,044	1,347,044
	$7,256,067	$3,842,948	$695,459	$11,794,474	$13,774,676	$7,166,036	$1,347,044	$22,287,756

	Three Months (13 Weeks) Ended July 3, 2021				Six Months (26 Weeks) Ended July 3, 2021
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$3,104,304	$-	$-	$3,104,304	$5,455,759	$-	$-	$5,455,759
Bar	1,515,115	-	-	1,515,115	2,776,157	-	-	2,776,157
Structural	619,541	-	-	619,541	1,096,736	-	-	1,096,736
Plate	670,949	-	-	670,949	1,190,034	-	-	1,190,034
Tubular Products	-	512,503	-	512,503	-	887,156	-	887,156
Rebar Fabrication	-	480,727	-	480,727	-	867,284	-	867,284
Joist	-	257,202	-	257,202	-	486,331	-	486,331
Deck	-	227,748	-	227,748	-	421,161	-	421,161
Other Steel Products	-	762,927	-	762,927	-	1,389,230	-	1,389,230
Raw Materials	-	-	638,148	638,148	-	-	1,236,456	1,236,456
	$5,909,909	$2,241,107	$638,148	$8,789,164	$10,518,686	$4,051,162	$1,236,456	$15,806,304

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $295.1 million as of July 2, 2022 ($251.9 million as of December 31, 2021) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the second quarter and first six months of 2022 and 2021 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic net earnings per share:
Basic net earnings	$2,561,233	$1,506,868	$4,656,856	$2,449,300
Earnings allocated to participating securities	(11,041)	(6,676)	(19,380)	(12,426)
Net earnings available to common stockholders	$2,550,192	$1,500,192	$4,637,476	$2,436,874
Basic average shares outstanding	263,221	296,817	267,416	299,359
Basic net earnings per share	$9.69	$5.05	$17.34	$8.14
Diluted net earnings per share:
Diluted net earnings	$2,561,233	$1,506,868	$4,656,856	$2,449,300
Earnings allocated to participating securities	(10,997)	(6,649)	(19,302)	(12,385)
Net earnings available to common stockholders	$2,550,236	$1,500,219	$4,637,554	$2,436,915
Diluted average shares outstanding:
Basic average shares outstanding	263,221	296,817	267,416	299,359
Dilutive effect of stock options and other	498	712	650	379
	263,719	297,529	268,066	299,738
Diluted net earnings per share	$9.67	$5.04	$17.30	$8.13

The following stock options were excluded from the computation of diluted net earnings per share for the second quarter and first six months of 2022 and 2021 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Anti-dilutive stock options:
Weighted-average shares	-	52	-	152
Weighted-average exercise price	$-	$110.74	$-	$73.47

17. Debt and Other Financing Arrangements

On March 11, 2022, Nucor completed the issuance and sale of $550.0 million aggregate principal amount of its 3.125% Notes due 2032 (the “2032 Notes”) and $550.0 million aggregate principal amount of its 3.850% Notes due 2052 (the “2052 Notes” and, together with the 2032 Notes, the “March 2022 Notes”). The net proceeds from the issuance and sale of the March 2022 Notes were used, or, as applicable, will be used, along with cash on hand to redeem, all of the outstanding $600.0 million aggregate principal amount of our 4.125% Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of our 4.000% Notes due 2023 (the “2023 Notes”) pursuant to the terms of the indenture governing the 2022 Notes and the 2023 Notes. The net proceeds from the issuance and sale of the March 2022 Notes were $1.09 billion, after expenses and the underwriting discount. Costs of $15.3 million associated with the issuance and sale of the March 2022 Notes have been capitalized and will be amortized over the life of the March 2022 Notes.

On April 25, 2022, Nucor redeemed all $500.0 million aggregate principal amount outstanding of the 2023 Notes. The 2023 Notes were redeemed using a portion of the net proceeds from the issuance and sale of the March 2022 Notes. On July 15, 2022, Nucor provided the required 30-day notice of redemption to holders of the 2022 Notes that we intend to redeem the 2022 Notes in-full on August 15, 2022.

On May 23, 2022, Nucor completed the issuance and sale of $500.0 million aggregate principal amount of its 3.950% Notes due 2025 (the “2025 Notes”) and $500.0 million aggregate principal amount of its 4.300% Notes due 2027 (the “2027 Notes” and, together with the 2025 Notes, the “May 2022 Notes”). The net proceeds from the issuance and sale of the May 2022 Notes were used for general corporate purposes and to pay a portion of the purchase price for the acquisition of C.H.I. The net proceeds from the issuance and sale of the May 2022 Notes were $991.9 million, after expenses and the underwriting discount. Costs of $5.9 million associated with the issuance and sale of the May 2022 Notes have been capitalized and will be amortized over the life of the May 2022 Notes.

18. Acquisitions

Acquisition of C.H.I.

On June 24, 2022, Nucor used cash on hand to acquire the assets of C.H.I. for a purchase price, net of cash acquired, of approximately $3.00 billion. C.H.I. is a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. Commercial overhead doors are used in warehousing and retail, areas that Nucor has focused its attention on recently through other value-added products such as insulated metal panels (CENTRIA, Metl-Span and TrueCore brands) and steel racking solutions (Hannibal Industries and Elite Storage Solutions). It is expected that the C.H.I. acquisition also will benefit from Nucor’s recent paint line investments at its Hickman, Arkansas and Crawfordsville, Indiana sheet mills. The C.H.I. business financial results are included as part of the steel products segment (see Note 14).

We allocated the purchase price for C.H.I. to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change, including for the final working capital settlement.

The following table summarizes the fair values of the assets acquired and liabilities assumed of C.H.I. as of June 24, 2022, the date of acquisition (in thousands):

Cash	$159,066
Accounts receivable	73,549
Inventory	52,515
Other current assets	19,493
Property, plant and equipment	117,392
Goodwill	1,036,332
Other intangible assets	2,389,180
Other assets	9,559
Total assets acquired	3,857,086
Current liabilities	75,146
Deferred income taxes	579,559
Other liabilities	7,509
Total liabilities assumed	662,214
Net assets acquired	$3,194,872

The following table summarizes the purchase price allocation to the identifiable intangible assets of C.H.I. as of June 24, 2022, the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$2,242,000	25 years
Trade name	147,000	13 years
	$2,389,000

The goodwill of $1.04 billion is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment (see Note 4). The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $5.6 million, all of which is deductible for tax purposes. Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of C.H.I. and, therefore, this information is not presented.

Acquisition of CSI

On February 1, 2022, Nucor used cash on hand to acquire a 51% controlling ownership position in CSI by purchasing a 50% equity interest from a subsidiary of Vale S.A. for a cash purchase price of approximately $400.0 million, adjusted for net debt and working capital at closing, as well as a 1% equity interest from JFE Steel Corporation. CSI is a flat-rolled steel converter with the capability to produce more than two million tons of finished steel and steel products annually. The company has five product lines, including hot rolled, pickled and oiled, cold rolled, galvanized and electric resistance welded (“ERW”) pipe. Key end-use markets served by CSI include customers in the construction, service center and energy industries. We believe this acquisition helps give Nucor a strong presence in the Western region of the United States and grows our ability to produce an even wider range of value-added sheet products. The CSI business financial results were included as part of the steel mills segment (see Note 14) beginning on February 1, 2022, the date Nucor acquired its 51% controlling ownership position.

We allocated the purchase price for CSI to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of 100% of the assets and liabilities of CSI, as well as the fair value of the 49% noncontrolling interest not acquired by Nucor, as of February 1, 2022, the date Nucor acquired its 51% controlling ownership position (in thousands):

Cash	$98,537
Accounts receivable	159,257
Inventory	354,614
Other current assets	5,298
Property, plant and equipment	566,714
Goodwill	62,011
Other intangible assets	—
Other assets	7,071
Total assets acquired	1,253,502
Current portion of long-term debt	9,826
Other current liabilities	162,808
Long-term debt due after one year	67,866
Other liabilities	139,947
Total liabilities assumed	380,447
Net assets acquired at 100%	873,055
Less: Fair value of noncontrolling interest	427,797
Net assets acquired at 51%	$445,258

The determination of the fair value of the noncontrolling interest was calculated using the implied value of 100% of the enterprise value of the business using the purchase price as the purchase price did not include a control premium on a per-share basis and the noncontrolling interest shareholder will participate equally in the economic benefits of CSI after the acquisition.

The goodwill of $62.0 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel mills segment (see Note 4). The goodwill is attributable to the assembled workforce acquired, expanding our Western United States presence and CSI’s value-added product capabilities. None of the goodwill is deductible for tax purposes.

The results of operations for CSI upon the effective date of the acquisition have been included in the accompanying financial statements.  Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of CSI and, therefore, this information is not presented.

Other Acquisitions

Other smaller acquisitions in the first six months of 2022, exclusive of purchase price adjustments made and net of cash acquired, totaled approximately $76.2 million. Pro-forma results of operations for the Company would not be materially different if the aggregate acquisitions made during the year were included and, therefore, this information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of the COVID-19 pandemic and any variants of the virus; and (16) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this report.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, and wire and wire mesh. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

On February 1, 2022, Nucor used cash on hand to acquire a 51% controlling ownership position in CSI for a cash purchase price of approximately $400.0 million, adjusted for net debt and working capital at closing. CSI is a flat-rolled steel converter with the capability to produce more than two million tons of finished steel and steel products annually. The company has five product lines, including hot rolled, pickled and oiled, cold rolled, galvanized and ERW pipe. Key end-use markets served by CSI include customers in the construction, service center and energy industries. This acquisition gives Nucor a strong presence in the Western region of the United States and grows our ability to produce an even wider range of value-added sheet products. The CSI business financial results were included as part of the steel mills segment beginning on February 1, 2022, the date of the acquisition of Nucor’s 51% controlling ownership position.

On June 24, 2022, Nucor used cash on hand to acquire the assets of C.H.I. for a purchase price of approximately $3.00 billion, net of cash acquired. C.H.I. is a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. Commercial overhead doors are used in warehousing and retail, areas that Nucor has focused its attention recently through other value-added products such as insulated metal panels (CENTRIA, Metl-Span and TrueCore brands) and steel racking solutions (Hannibal Industries and Elite Storage Solutions). It is expected that the C.H.I. acquisition will also benefit from Nucor’s recent paint line investments at its Hickman, Arkansas and Crawfordsville, Indiana sheet mills. The C.H.I. business financial results are included as part of the steel products segment.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 81%, 76% and 75%, respectively, in the first six months of 2022 compared with approximately 96%, 76% and 77%, respectively, in the first six months of 2021.

Results of Operations

Nucor reported record consolidated net earnings of $2.56 billion, or $9.67 per diluted share, for the second quarter of 2022, surpassing the previous record set in the fourth quarter of 2021 of $2.25 billion, or $7.97 per diluted share. By comparison, Nucor reported consolidated net earnings of $2.10 billion, or $7.67 per diluted share, in the first quarter of 2022 and consolidated net earnings of $1.51 billion, or $5.04 per diluted share, in the second quarter of 2021.

Nucor’s consolidated net earnings for the first six months of 2022 were $4.66 billion, or $17.30 per diluted share, making it the most profitable first six months in the Company’s history. By comparison, Nucor reported consolidated net earnings of $2.45 billion, or $8.13 per diluted share, in the first six months of 2021.

The significant increase in earnings in the second quarter and first six months of 2022 as compared to the respective periods in 2021 was primarily due to significant increases in average selling prices that more than exceeded the impact of decreased shipping volumes during the same periods. Average selling prices increased rapidly in the first six months of 2021 and continued to increase over the remainder of 2021 as demand was robust across most of the end markets we serve. In the steel mills segment, prices softened in the first six months of 2022 from the fourth quarter of 2021, due primarily to decreased average sheet pricing. However, average selling prices in the steel products segment continued to increase in the first six months of 2022.

Comparing the second quarter of 2022 to the first quarter of 2022, all three operating segments generated higher earnings with the largest increase in our steel products segment.  Overall, demand from nonresidential construction markets remains strong and demand in our other key end-use markets appears stable and resilient in light of economic uncertainty.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the second quarter and first six months of 2022 as compared to the second quarter and first six months of 2021.

Net Sales

Net sales to external customers by segment for the second quarter and first six months of 2022 and 2021 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Steel mills	$ 7,256,067	$ 5,909,909	23%	$ 13,774,676	$ 10,518,686	31%
Steel products	3,842,948	2,241,107	71%	7,166,036	4,051,162	77%
Raw materials	695,459	638,148	9%	1,347,044	1,236,456	9%
Total net sales to external customers	$ 11,794,474	$ 8,789,164	34%	$ 22,287,756	$ 15,806,304	41%

Net sales for the second quarter of 2022 increased 34% from the second quarter of 2021. Average sales price per ton increased 44% from $1,175 in the second quarter of 2021 to $1,690 in the second quarter of 2022. Total tons shipped to outside customers in the second quarter of 2022 were 6,977,000 tons, a 7% decrease from the second quarter of 2021.

Net sales for the first six months of 2022 increased 41% from the first six months of 2021. Average sales price per ton increased 55% from $1,078 in the first six months of 2021 to $1,667 in the first six months of 2022. Total tons shipped to outside customers in the first six months of 2022 were 13,371,000 tons, a 9% decrease from the first six months of 2021.

In the steel mills segment, sales tons for the second quarter and first six months of 2022 and 2021 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Outside steel shipments	5,041	5,356	-6%	9,580	10,546	-9%
Inside steel shipments	1,407	1,378	2%	2,682	2,732	-2%
Total steel shipments	6,448	6,734	-4%	12,262	13,278	-8%

Net sales for the steel mills segment increased 23% in the second quarter of 2022 from the second quarter of 2021, due primarily to a 29% increase in the average sales price per ton, from $1,107 to $1,429, partially offset by a 6% decrease in tons sold to outside customers. Average selling prices increased across all product groups within the steel mills segment in the second quarter of 2022 as compared to the second quarter of 2021.

Net sales for the steel mills segment increased 31% in the first six months of 2022 from the first six months of 2021, due to a 43% increase in the average sales price per ton from $1,001 to $1,432, partially offset by a 9% decrease in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the second quarter and first six months of 2022 and 2021 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Joist sales	158	167	-5%	337	339	-1%
Deck sales	123	130	-5%	259	265	-2%
Cold finished sales	123	128	-4%	256	260	-2%
Rebar fabrication sales	339	338	-	630	620	2%
Piling products sales	119	171	-30%	230	307	-25%
Tubular products sales	274	269	2%	504	519	-3%
Other steel products sales	175	109	61%	330	209	58%
Total steel products sales	1,311	1,312	-	2,546	2,519	1%

Net sales for the steel products segment increased 71% in the second quarter of 2022 compared to the second quarter of 2021, due to a 72% increase in the average sales price per ton from $1,708 to $2,931. Average selling prices increased across all businesses within the steel products segment in the second quarter of 2022 as compared to the second quarter of 2021, most notably at our joist, deck and building systems businesses.

Net sales for the steel products segment increased 77% in the first six months of 2022 compared to the first six months of 2021, due to a 75% increase in the average sales price per ton from $1,608 to $2,814 and a 1% increase in tons sold to outside customers. Average selling prices increased across all businesses within the steel products segment in the first six months of 2022 as compared to the first six months of 2021, most notably at our joist, deck and building systems businesses.

Net sales for the raw materials segment increased 9% in both the second quarter and first six months of 2022 compared to the same prior year periods. The increases in net sales were due primarily to increased average selling prices at DJJ’s brokerage operations, which were partially offset by a decrease in volumes. In the second quarter of 2022, approximately 91% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 7% of outside sales were from the scrap processing operations of DJJ (90% and 9%, respectively, in the second quarter of 2021). In the first six months of 2022, approximately 91% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 7% of outside sales were from the scrap processing operations of DJJ (89% and 9%, respectively, in the first six months of 2021).

Gross Margins

Nucor recorded gross margins of $4.10 billion (35%) in the second quarter of 2022, which was a significant increase compared with $2.47 billion (28%) in the second quarter of 2021.

•

The primary driver for the increase in gross margins in the second quarter of 2022 as compared to the second quarter of 2021 was the increased gross margins in the steel products segment. The largest increases in gross margins in the steel products segment were at our joist, deck and building systems businesses. Demand in nonresidential construction markets continues to be strong. As we enter the third quarter of 2022, backlogs for the steel products segment are strong.

•

Gross margins in the steel mills segment increased in the second quarter of 2022 as compared to the second quarter of 2021 due to increased metal margins. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the second quarter of 2022 was $534, a 17% increase compared to $457 in the second quarter of 2021. The increase in the average scrap and scrap substitute cost per gross ton used was more than offset by the previously mentioned increases in average selling prices.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices were volatile during the first six months of 2022 as the conflict in Ukraine and other factors disrupted global supply chains. As we enter the third quarter of 2022, scrap pricing has decreased.

•

Pre-operating and start-up costs of new facilities were approximately $60 million in the second quarter of 2022 and approximately $22 million in the second quarter of 2021. Pre-operating and start-up costs in the second quarter of 2022 and 2021 primarily included costs related to the sheet mill expansion in Kentucky, the plate mill being built in Kentucky and the galvanizing line at our sheet mill expansion in Arkansas. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the raw materials segment increased in the second quarter of 2022 as compared to the second quarter of 2021, primarily due to increased margins at our DRI facilities and DJJ’s scrap processing operations, which had strong profitability in the second quarter of 2022.

Nucor recorded gross margins of $7.56 billion (34%) in the first six months of 2022, which was a significant increase compared with $4.10 billion (26%) in the first six months of 2021.

•

The primary driver for the increase in gross margins in the first six months of 2022 as compared to the first six months of 2021 was the increased metal margins in the steel mills segment. The average scrap and scrap substitute cost per gross ton used in the first six months of 2022 was $516, a 20% increase compared to $431 in the first six months of 2021. The increase in the average scrap and scrap substitute cost per gross ton used was more than offset by the previously mentioned increases in average selling prices.

•

Pre-operating and start-up costs of new facilities increased to approximately $122 million in the first six months of 2022 from approximately $41 million in the first six months of 2021. Pre-operating and start-up costs in the first six months of 2022 and 2021 primarily included costs related to the sheet mill expansion in Kentucky, the plate mill being built in Kentucky and the galvanizing line at our sheet mill expansion in Arkansas.

•

Gross margins in the steel products segment increased in the first six months of 2022 as compared to the first six months of 2021. The primary driver was the increased gross margins at our joist, deck and building systems businesses.

•

Gross margins in the raw materials segment decreased in the first six months of 2022 as compared to the first six months of 2021, primarily due to decreased gross margins at our DRI facilities in the first quarter of 2022, which improved in the second quarter of 2022.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $109.7 million in the second quarter of 2022 as compared to the second quarter of 2021, and increased by $266.8 million in the first six months of 2022 as compared to the first six months of 2021. These increases were due to Nucor’s increased profitability in the second quarter and first six months of 2022 as compared to the respective prior year periods, which resulted in significantly increased accruals related to profit sharing.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $7.1 million and $19.4 million in the second quarter of 2022 and 2021, respectively, and $14.8 million and $32.6 million in the first six months of 2022 and 2021, respectively. The decreases in equity method investment earnings were primarily due to increased losses at Nucor-JFE.

Losses on Assets

Included in the first six months of 2021 earnings was a non-cash loss on assets of $42.0 million related to our leasehold interest in unproved oil and natural gas properties in the raw materials segment. Also included in the first six months of 2021 earnings were losses on assets of $9.0 million in the steel products segment.

Interest Expense (Income)

Net interest expense for the second quarter and first six months of 2022 and 2021 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest expense	$63,514	$37,661	$107,590	$78,631
Interest income	(5,751)	(1,881)	(6,692)	(3,207)
Interest expense, net	$57,763	$35,780	$100,898	$75,424

Interest expense increased in the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021, primarily due to the following: an increase in average debt outstanding; higher average interest rates on debt; a decrease in capitalized interest; and approximately $9.3 million related to the early redemption of the 2023 Notes. Interest income increased in the second quarter and first six months of 2022 compared to the second quarter and first six months of 2021 due to higher average interest rates on investments and an increase in average investment levels.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the second quarter and first six months of 2022 and 2021 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Steel mills	$2,815,723	$2,174,807	$5,394,577	$3,489,781
Steel products	1,129,932	259,330	1,814,799	471,142
Raw materials	263,598	120,143	359,451	343,378
Corporate/eliminations	(718,851)	(528,532)	(1,180,310)	(980,307)
	$3,490,402	$2,025,748	$6,388,517	$3,323,994

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS and CSI, both of which Nucor owns a 51% controlling interest. The increase in earnings attributable to noncontrolling interests in the second quarter and first six months of 2022 as compared to the second quarter and first six months of 2021 was due to the increased earnings of NYS, which was a result of the increased metal margins, as well as the earnings of CSI, for which results were consolidated beginning on February 1, 2022, the date Nucor acquired its 51% controlling ownership position.

Provision for Income Taxes

The effective tax rate for the second quarter of 2022 was 21.9% compared to 22.4% for the second quarter of 2021. The expected effective tax rate for the full year of 2022 is approximately 22.8%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $124.0 million at July 2, 2022, exclusive of interest, could decrease by as much as $10.5 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The IRS is currently examining Nucor’s 2015, 2019 and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014 and for tax year 2016. The tax years 2017 and 2018 remain open to examination by the IRS. The 2015 and 2018 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2015 through 2020 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported consolidated net earnings of $2.56 billion, or $9.67 per diluted share, in the second quarter of 2022 as compared to consolidated net earnings of $1.51 billion, or $5.04 per diluted share, in the second quarter of 2021. Net earnings attributable to Nucor stockholders as a percentage of net sales were 21.7% and 17.1% in the second quarter of 2022 and 2021, respectively.

Nucor reported consolidated net earnings of $4.66 billion, or $17.30 per diluted share, in the first six months of 2022 as compared to consolidated net earnings of $2.45 billion, or $8.13 per diluted share, in the first six months of 2021. Net earnings attributable to Nucor stockholders as a percentage of net sales were 20.9% and 15.5% in the first six months of 2022 and 2021, respectively. Annualized return on average stockholders’ equity was 60.4% and 42.5% in the first six months of 2022 and 2021, respectively.

Outlook

As we enter the third quarter, demand remains stable and resilient across the major end-use markets we serve, and customer inventory levels appear right-sized relative to economic conditions. Though we expect a decrease from the record-setting second quarter, we anticipate another strong quarter of profitability in the third quarter of 2022. We believe that 2022 will be the most profitable year in Nucor’s history.

We expect the steel mills segment earnings to be sequentially lower in the third quarter of 2022, due to lower expected shipment volumes and average selling prices, particularly at our sheet and plate mills. The steel products segment is expected to have another very strong quarter in the third quarter of 2022, with earnings roughly in-line with the second quarter of 2022. Raw materials segment earnings are expected to improve in the third quarter of 2022 due to higher realized pricing at our DRI facilities.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the second quarter of 2022 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of the raw materials segment.

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

Our liquidity position as of July 2, 2022 remained strong, consisting of total cash and cash equivalents, short-term investments and restricted cash and cash equivalents of $2.45 billion as of such date compared to $2.76 billion as of

December 31, 2021. Of these totals, the amount of restricted cash and cash equivalents was $88.3 million at July 2, 2022 and $143.8 million at December 31, 2021. Approximately $664.6 million of the cash and cash equivalents position at July 2, 2022, was held by our majority-owned and controlled subsidiaries, including CSI which was acquired on February 1, 2022, as compared to $540.3 million at December 31, 2021.

Cash provided by operating activities was $4.73 billion in the first six months of 2022 as compared to $1.88 billion in the first six months of 2021. The $2.85 billion increase was primarily driven by net earnings of $4.95 billion for the first six months of 2022, an increase of $2.40 billion over net earnings in the prior year period of $2.56 billion. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) only used cash of $730.6 million in the first six months of 2022 as compared to $1.27 billion in the first six months of 2021.

The funding of our working capital in the first six months of 2022 decreased by $537.1 million over the first six months of 2021 mainly due to the change in accounts receivable using $444.5 million less cash and the change in inventories using $1.52 billion less cash as compared to the same period in 2021. The change in accounts receivable used cash of $648.6 million in the first six months of 2022 as compared to $1.09 billion in the first six months of 2021. The change in inventories used cash of $158.0 million in the first six months of 2022 as compared to $1.67 billion in the same period of 2021. These were offset by the change in accounts payable, federal income taxes and salaries, wages and related accruals in the first six months of 2022 as compared to the first six months of 2021. The change in accounts payable only provided cash of $198.1 million in the first six months of 2022 as compared to providing cash of $726.6 million in the first six months of 2021, a decrease of $528.6 million. The change in federal income taxes provided cash of $33.4 million in the first six months of 2022 as compared to providing cash of $290.3 million in the first six months of 2021, a decrease of $256.8 million. The change in salaries, wages and related accruals used cash of $252.8 million in the first six months of 2022 as compared to providing cash of $385.3 million in the first six months of 2021, a decrease of $638.0 million, due primarily to the payout in the first six months of 2022 of the incentive compensation for 2021, which was higher than the incentive compensation for 2020 that was paid out in the first six months of 2021 due to higher earnings in 2021.

The current ratio was 2.6 at the end of the second quarter of 2022, which was in-line with the current ratio of 2.5 at year-end 2021.

Cash used in investing activities during the first six months of 2022 was $4.54 billion as compared to $681.4 million in the prior year period, an increase of $3.85 billion. The primary reason for the change was an increase in cash used for acquisitions (net of cash acquired) of $3.47 billion due to the acquisitions of CSI on February 1, 2022 and C.H.I. on June 24, 2022. Cash used for capital expenditures of $968.8 million in the first six months of 2022 increased by $266.4 million over the same period of 2021 primarily due to the plate mill under construction in Kentucky, the sheet mill expansion in Kentucky and the sheet mill in West Virginia. Capital expenditures for 2022 are estimated to be around $2.35 billion as compared to $1.62 billion in 2021. The projects that we anticipate will have the largest capital expenditures in 2022 are the plate mill under construction in Brandenburg, Kentucky and the sheet mill in West Virginia.

Cash used in financing activities during the first six months of 2022 was $614.3 million as compared to $1.16 billion in the first six months of 2021. The primary uses of cash were: (i) stock repurchases of $1.71 billion in the first six months of 2022 as compared to $916.1 million in the first six months of 2021, an increase of $791.7 million; (ii) repayments of long-term debt of $506.0 million in the first six months of 2022 (none in the same period of 2021); and (iii) distributions to noncontrolling interests of $268.5 million in the first six months of 2022 as compared to $97.2 million in the first six months of 2021, an increase of $171.3 million. The primary source of cash offsetting these uses of cash was proceeds from long-term debt, net of discount to the public, of $2.09 billion in the first six months of 2022 (none in the same period of 2021). In the first six months of 2022, Nucor issued $500.0 million aggregate principal amount of its 2025 Notes, $500.0 million aggregate principal amount of its 2027 Notes, $550.0 million aggregate principal amount of the 2032 Notes and $550.0 million aggregate principal amount of the 2052 Notes. On April 25, 2022, we redeemed all $500.0 million aggregate principal amount outstanding of the 2023 Notes. On July 15, 2022, we provided the required 30-day notice of redemption to holders of the 2022 Notes that we intend to redeem the 2022 Notes in-full on August 15, 2022.

Nucor’s $1.75 billion revolving credit facility matures on November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 2, 2022, the funded debt to total capital ratio was 29.2% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of July 2, 2022.

In June 2022, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.50 per share payable on August 11, 2022 to stockholders of record on June 30, 2022. This dividend is Nucor’s 197th consecutive quarterly cash dividend.

Funds provided from operations, cash and cash equivalents, short-term investments, restricted cash and cash equivalents and new borrowings under our existing credit facilities are expected to be adequate to meet future capital expenditure and working capital requirements for existing operations for at least the next 24 months. We also believe we have adequate access to capital markets for liquidity purposes. In September 2022, $600.0 million aggregate principal amount of the 2022 Notes will mature which we expect to redeem in-full prior to that time using a portion of the net proceeds from the sale of the March 2022 Notes, along with cash on hand, if necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2021. There were no interest rate swaps outstanding at July 2, 2022.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At July 2, 2022, accumulated other comprehensive loss, net of income taxes included $50.2 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at July 2, 2022, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$21,150	$52,870
Aluminum	$1,489	$10,984
Copper	$923	$2,293

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at July 2, 2022 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended July 2, 2022 was as follows (in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 3, 2022 - April 30, 2022	5,100	$157.37	5,100	$2,141,596
May 1, 2022 - May 28, 2022	-	$-	-	$2,141,596
May 29, 2022 - July 2, 2022	-	$-	-	$2,141,596
For the Quarter Ended July 2, 2022	5,100		5,100

(1)	Includes commissions of $0.50 per share.
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

2

Stock Purchase Agreement, dated as of May 11, 2022, by and among Nucor Corporation, Arthur Holdings Corp. and Arthur Holdings L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed May 16, 2022 (File No. 001-04119))

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws of Nucor Corporation, as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))
4

Fifth Supplemental Indenture, dated as of May 23, 2022, between Nucor Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

4.1	Form of 3.950% Notes due 2025 (included in Exhibit 4 above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))
4.2	Form of 4.300% Notes due 2027 (included in Exhibit 4 above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))
10*	Executive Employment Agreement of John Hollatz (#)
10.1

Retirement, Separation, Waiver and Release Agreement, dated as of May 24, 2022, by and between Nucor Corporation and James D. Frias (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed May 25, 2022 (File No. 001-04119)) (#)

10.2*	Retirement, Separation, Waiver and Release Agreement, dated as of May 27, 2022, by and between Nucor Corporation and MaryEmily Slate (#)
31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 2, 2022, filed August 10, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 2, 2022, filed August 10, 2022, formatted in Inline XBRL (included in Exhibit 101 above).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Stephen D. Laxton
Stephen D. Laxton
Chief Financial Officer, Treasurer and
Executive Vice President

Dated: August 10, 2022