Form 10-Q
period 2022-10-01
NUCOR CORP
filed 2022-11-09
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

256,543,710 shares of the registrant’s common stock were outstanding at October 1, 2022.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended October 1, 2022

			Page
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 1, 2022 and October 2, 2021	1

		Condensed Consolidated Statements of Comprehensive Income – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 1, 2022 and October 2, 2021	2

		Condensed Consolidated Balance Sheets – October 1, 2022 and December 31, 2021	3

		Condensed Consolidated Statements of Cash Flows – Nine Months (39 Weeks) Ended October 1, 2022 and October 2, 2021	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4	Controls and Procedures	28

Part II	Other Information

	Item 1	Legal Proceedings	29

	Item 1A	Risk Factors	29

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6	Exhibits	30

Signatures			31

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 1, 2022	Oct. 2, 2021	Oct. 1, 2022	Oct. 2, 2021
Net sales	$10,500,755	$10,313,223	$32,788,511	$26,119,527
Costs, expenses and other:
Cost of products sold	7,657,364	6,906,950	22,382,718	18,617,314
Marketing, administrative and other expenses	486,560	526,345	1,574,355	1,204,539
Equity in earnings of unconsolidated affiliates	(8,438)	(32,464)	(23,246)	(65,106)
Losses on assets	-	-	-	50,970
Interest expense, net	42,347	43,285	143,245	118,709
	8,177,833	7,444,116	24,077,072	19,926,426
Earnings before income taxes and noncontrolling interests	2,322,922	2,869,107	8,711,439	6,193,101
Provision for income taxes	523,879	645,842	1,958,044	1,410,863
Net earnings	1,799,043	2,223,265	6,753,395	4,782,238
Earnings attributable to noncontrolling interests	104,295	95,522	401,791	205,195
Net earnings attributable to Nucor stockholders	$1,694,748	$2,127,743	$6,351,604	$4,577,043
Net earnings per share:
Basic	$6.51	$7.29	$23.90	$15.37
Diluted	$6.50	$7.28	$23.85	$15.34
Average shares outstanding:
Basic	259,102	290,510	264,655	296,431
Diluted	259,526	291,152	265,239	296,928

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net earnings	$1,799,043	$2,223,265	$6,753,395	$4,782,238
Other comprehensive income (loss):
Net unrealized income on hedging derivatives, net of income taxes of $8,800 and $6,100 for the third quarter of 2022 and 2021, respectively, and $30,700 and $9,100 for the first nine months of 2022 and 2021, respectively	27,411	19,057	97,025	28,260
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $(5,200) and $(800) for the third quarter of 2022 and 2021, respectively, and $(11,700) and $(700) for the first nine months of 2022 and 2021, respectively	(16,311)	(2,457)	(36,837)	(1,760)
Foreign currency translation (loss) gain, net of income taxes of $0 for the third quarter and first nine months of 2022 and 2021	(43,843)	(28,772)	(48,459)	6,460
	(32,743)	(12,172)	11,729	32,960
Comprehensive income	1,766,300	2,211,093	6,765,124	4,815,198
Comprehensive income attributable to noncontrolling interests	104,295	95,522	401,791	205,195
Comprehensive income attributable to Nucor stockholders	$1,662,005	$2,115,571	$6,363,333	$4,610,003

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	Oct. 1, 2022	Dec. 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,049,864	$2,364,858
Short-term investments	377,426	253,005
Accounts receivable, net	4,200,643	3,853,972
Inventories, net	6,046,235	6,011,182
Other current assets	682,289	316,540
Total current assets	14,356,457	12,799,557
Property, plant and equipment, net	9,440,074	8,114,818
Restricted cash and cash equivalents	79,880	143,800
Goodwill	3,917,452	2,827,344
Other intangible assets, net	3,392,941	1,103,759
Other assets	885,900	833,794
Total assets	$32,072,704	$25,823,072
LIABILITIES
Current liabilities:
Short-term debt	$64,649	$107,723
Current portion of long-term debt and finance lease obligations	28,994	615,678
Accounts payable	1,810,388	1,974,041
Salaries, wages and related accruals	1,613,387	1,495,166
Accrued expenses and other current liabilities	1,114,671	964,805
Total current liabilities	4,632,089	5,157,413
Long-term debt and finance lease obligations due after one year	6,617,030	4,961,410
Deferred credits and other liabilities	1,998,906	1,100,455
Total liabilities	13,248,025	11,219,278
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,128,521	2,140,608
Retained earnings	23,629,649	17,674,100
Accumulated other comprehensive loss, net of income taxes	(103,553)	(115,282)
Treasury stock	(8,098,221)	(5,835,098)
Total Nucor stockholders' equity	17,708,457	14,016,389
Noncontrolling interests	1,116,222	587,405
Total equity	18,824,679	14,603,794
Total liabilities and equity	$32,072,704	$25,823,072

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	Oct. 1, 2022	Oct. 2, 2021
Operating activities:
Net earnings	$6,753,395	$4,782,238
Adjustments:
Depreciation	609,933	546,619
Amortization	164,480	76,656
Stock-based compensation	99,838	97,652
Deferred income taxes	(33,116)	166,748
Distributions from affiliates	25,571	200
Equity in earnings of unconsolidated affiliates	(23,246)	(65,106)
Losses on assets	-	50,970
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(104,751)	(1,622,668)
Inventories	371,068	(1,976,738)
Accounts payable	(299,760)	343,014
Federal income taxes	(302,335)	262,195
Salaries, wages and related accruals	121,243	835,381
Other operating activities	156,201	123,202
Cash provided by operating activities	7,538,521	3,620,363
Investing activities:
Capital expenditures	(1,430,125)	(1,207,088)
Investment in and advances to affiliates	(246)	(193)
Sale of business	99,681	-
Disposition of plant and equipment	27,278	15,581
Acquisitions (net of cash acquired)	(3,549,764)	(1,346,608)
Purchases of investments	(563,770)	(394,141)
Proceeds from the sale of investments	439,348	554,898
Other investing activities	(9,595)	1,042
Cash used in investing activities	(4,987,193)	(2,376,509)
Financing activities:
Net change in short-term debt	(43,074)	44,831
Proceeds from issuance of long-term debt, net of discount	2,091,934	196,990
Repayment of long-term debt	(1,108,500)	-
Bond issuance costs	(13,138)	-
Proceeds from exercise of stock options	21,604	143,874
Payment of tax withholdings on certain stock-based compensation	(62,869)	(71,494)
Distributions to noncontrolling interests	(300,772)	(120,619)
Cash dividends	(404,150)	(366,606)
Acquisition of treasury stock	(2,359,971)	(1,773,848)
Proceeds from government incentives	275,000	-
Other financing activities	(21,085)	(7,993)
Cash used in financing activities	(1,925,021)	(1,954,865)
Effect of exchange rate changes on cash	(5,221)	1,720
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	621,086	(709,291)
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	2,508,658	2,754,929
Cash and cash equivalents and restricted cash and cash equivalents - end of nine months	$3,129,744	$2,045,638
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(31,469)	$14,997

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

2. Inventories

Inventories consisted of approximately 39% raw materials and supplies and 61% finished and semi-finished products at October 1, 2022 (43% and 57%, respectively, at December 31, 2021). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $10.91 billion at October 1, 2022 ($10.39 billion at December 31, 2021).

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the nine months ended October 1, 2022 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2021	$613,175	$1,439,874	$774,295	$2,827,344
Acquisitions	62,011	1,083,200	-	1,145,211
Other	-	-	(39,466)	(39,466)
Translation	-	(15,637)	-	(15,637)
Balance at October 1, 2022	$675,186	$2,507,437	$734,829	$3,917,452

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2021 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2021 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections in future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 54% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, including if the expected future performance of this reporting unit declines from the most recent assessment, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $350.0 million as of October 1, 2022 ($363.0 million as of December 31, 2021). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $38.1 million as of October 1, 2022 ($45.0 million as of December 31, 2021). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and were comprised of the following as of October 1, 2022 and December 31, 2021 (in thousands):

	October 1, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,174,901	$1,035,901	$1,872,348	$924,506
Trademarks and trade names	364,140	126,781	217,255	99,906
Other	109,746	93,164	105,522	66,954
	$4,648,787	$1,255,846	$2,195,125	$1,091,366

Intangible asset amortization expense in the third quarter of 2022 and 2021 was $77.2 million and $34.8 million, respectively, and $164.5 million and $76.7 million in the first nine months of 2022 and 2021, respectively. Annual amortization expense is estimated to be $235.0 million in 2022; $236.2 million in 2023; $234.7 million in 2024; $233.7 million in 2025; and $230.7 million in 2026.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $125.8 million at October 1, 2022 ($143.8 million at December 31, 2021). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $129.5 million at October 1, 2022 ($137.6 million at December 31, 2021).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of October 1, 2022 and December 31, 2021 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of October 1, 2022
Assets:
Cash equivalents	$2,161,011	$2,161,011	$-	$-
Short-term investments	377,426	377,426	-	-
Restricted cash and cash equivalents	79,880	79,880	-	-
Derivative contracts	96,222	-	96,222	-
Total assets	$2,714,539	$2,618,317	$96,222	$-
As of December 31, 2021
Assets:
Cash equivalents	$1,776,477	$1,776,477	$-	$-
Short-term investments	253,005	253,005	-	-
Restricted cash and cash equivalents	143,800	143,800	-	-
Derivative contracts	6,633	-	6,633	-
Total assets	$2,179,915	$2,173,282	$6,633	$-
Liabilities:
Derivative contracts	$(2,666)	$-	$(2,666)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at October 1, 2022 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. There were no transfers between the levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $5.80 billion at October 1, 2022 (approximately $6.06 billion at December 31, 2021). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at October 1, 2022 and December 31, 2021, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first nine months of 2022 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	1,186	$55.58
Granted	98	$130.71
Exercised	(421)	$51.36		$29,619
Canceled	-	$-
Outstanding at October 1, 2022	863	$66.18	7.3 years	$38,058
Stock options exercisable at October 1, 2022	339	$58.67	6.0 years	$16,718

Compensation expense for stock options was $0.5 million in the third quarter of both 2022 and 2021 and $4.9 million and $3.4 million in the first nine months of 2022 and 2021, respectively. As of October 1, 2022, unrecognized compensation expense related to stock options was $2.7 million, which we expect to recognize over a weighted-average period of 1.8 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first nine months of 2022 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	1,167	$60.45
Granted	774	$130.71
Vested	(889)	$77.51
Canceled	(22)	$93.12
Unvested at October 1, 2022	1,030	$97.84

Compensation expense for RSUs was $16.3 million and $10.4 million in the third quarter of 2022 and 2021, respectively, and $67.2 million and $42.4 million in the first nine months of 2022 and 2021, respectively. As of October 1, 2022, unrecognized compensation expense related to unvested RSUs was $75.9 million, which we expect to recognize over a weighted-average period of 1.3 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first nine months of 2022 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	107	$57.17
Granted	465	$128.62
Vested	(353)	$109.72
Canceled	(6)	$115.36
Unvested at October 1, 2022	213	$108.80

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $8.9 million and $20.1 million in the third quarter of 2022 and 2021, respectively, and $27.7 million and $51.9 million in the first nine months of 2022 and 2021, respectively. As of October 1, 2022, unrecognized compensation expense related to unvested restricted stock awards was $6.4 million, which we expect to recognize over a weighted-average period of 2.0 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $214.4 million and $274.9 million in the third quarter of 2022 and 2021, respectively, and $834.3 million and $596.2 million in the first nine months of 2022 and 2021, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the third quarter and first nine months of 2022 and 2021 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest expense	$54,569	$43,908	$162,159	$122,539
Interest income	(12,222)	(623)	(18,914)	(3,830)
Interest expense, net	$42,347	$43,285	$143,245	$118,709

11. Income Taxes

The effective tax rate for the third quarter of 2022 was 22.6% compared to 22.5% for the third quarter of 2021.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019 and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for tax years 2016 and 2018. The tax years 2017 and 2021 remain open to examination by the IRS. The 2015 and 2018 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2021 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

 Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.30 billion at October 1, 2022 ($610.3 million at December 31, 2021). The increase in non-current deferred tax liabilities in the first nine months of 2022 was primarily due to deferred tax liabilities related to the acquisition of C.H.I. Overhead Doors, LLC (“C.H.I.”) on June 24, 2022. See Note 18 for more information regarding the acquisition.

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) and California Steel Industries, Inc. (“CSI”), in both of which Nucor owns 51%, for the three months and nine months ended October 1, 2022 and October 2, 2021 (in thousands):

		Three Months (13 Weeks) Ended October 1, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 2, 2022	$17,852,808	380,154	$152,061	$2,115,178	$22,064,383	$(70,810)	118,368	$(7,452,168)	$16,808,644	$1,044,164
Net earnings	1,799,043	-	-	-	1,694,748	-	-	-	1,694,748	104,295
Other comprehensive income (loss)	(32,743)	-	-	-	-	(32,743)	-	-	(32,743)	-
Stock options exercised	2,784	-	-	(1,181)	-	-	(62)	3,965	2,784	-
Stock option expense	475	-	-	475	-	-	-	-	475	-
Issuance of stock under award plans, net of forfeitures	15,009	-	-	12,949	-	-	(31)	2,060	15,009	-
Amortization of unearned compensation	1,100	-	-	1,100	-	-	-	-	1,100	-
Treasury stock acquired	(652,078)	-	-	-	-	-	5,334	(652,078)	(652,078)	-
Cash dividends declared	(129,482)	-	-	-	(129,482)	-	-	-	(129,482)	-
Distributions to noncontrolling interests	(32,237)	-	-	-	-	-	-	-	-	(32,237)
BALANCES, October 1, 2022	$18,824,679	380,154	$152,061	$2,128,521	$23,629,649	$(103,553)	123,609	$(8,098,221)	$17,708,457	$1,116,222

		Nine Months (39 Weeks) Ended October 1, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2021	$14,603,794	380,154	$152,061	$2,140,608	$17,674,100	$(115,282)	107,742	$(5,835,098)	$14,016,389	$587,405
Net earnings	6,753,395	-	-	-	6,351,604	-	-	-	6,351,604	401,791
Other comprehensive income (loss)	11,729	-	-	-	-	11,729	-	-	11,729	-
Stock options exercised	21,604	-	-	(2,489)	-	-	(421)	24,093	21,604	-
Stock option expense	4,897	-	-	4,897	-	-	-	-	4,897	-
Issuance of stock under award plans, net of forfeitures	54,560	-	-	(18,195)	-	-	(1,194)	72,755	54,560	-
Amortization of unearned compensation	3,700	-	-	3,700	-	-	-	-	3,700	-
Treasury stock acquired	(2,359,971)	-	-	-	-	-	17,482	(2,359,971)	(2,359,971)	-
Cash dividends declared	(396,055)	-	-	-	(396,055)	-	-	-	(396,055)	-
Distributions to noncontrolling interests	(300,772)	-	-	-	-	-	-	-	-	(300,772)
Acquisition of noncontrolling interest in CSI	427,798	-	-	-	-	-	-	-	-	427,798
BALANCES, October 1, 2022	$18,824,679	380,154	$152,061	$2,128,521	$23,629,649	$(103,553)	123,609	$(8,098,221)	$17,708,457	$1,116,222

		Three Months (13 Weeks) Ended October 2, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 3, 2021	$12,709,651	380,154	$152,061	$2,117,155	$13,550,406	$(73,729)	86,459	$(3,491,915)	$12,253,978	$455,673
Net earnings	2,223,265	-	-	-	2,127,743	-	-	-	2,127,743	95,522
Other comprehensive income (loss)	(12,172)	-	-	-	-	(12,172)	-	-	(12,172)	-
Stock options exercised	15,075	-	-	2,699	-	-	(285)	12,376	15,075	-
Stock option expense	458	-	-	458	-	-	-	-	458	-
Issuance of stock under award plans, net of forfeitures	11,629	-	-	10,802	-	-	(19)	827	11,629	-
Amortization of unearned compensation	400	-	-	400	-	-	-	-	400	-
Treasury stock acquired	(857,703)	-	-	-	-	-	8,200	(857,703)	(857,703)	-
Cash dividends declared	(116,888)	-	-	-	(116,888)	-	-	-	(116,888)	-
Distributions to noncontrolling interests	(23,423)	-	-	-	-	-	-	-	-	(23,423)
BALANCES, October 2, 2021	$13,950,292	380,154	$152,061	$2,131,514	$15,561,261	$(85,901)	94,355	$(4,336,415)	$13,422,520	$527,772

		Nine Months (39 Weeks) Ended October 2, 2021
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
Net earnings	4,782,238	-	-	-	4,577,043	-	-	-	4,577,043	205,195
Other comprehensive income (loss)	32,960	-	-	-	-	32,960	-	-	32,960	-
Stock options exercised	143,874	-	-	38,523	-	-	(2,839)	105,351	143,874	-
Stock option expense	3,367	-	-	3,367	-	-	-	-	3,367	-
Issuance of stock under award plans, net of forfeitures	8,893	-	-	(32,864)	-	-	(1,060)	41,757	8,893	-
Amortization of unearned compensation	1,200	-	-	1,200	-	-	-	-	1,200	-
Treasury stock acquired	(1,773,848)	-	-	-	-	-	20,345	(1,773,848)	(1,773,848)	-
Cash dividends declared	(359,634)	-	-	-	(359,634)	-	-	-	(359,634)	-
Distributions to noncontrolling interests	(120,619)	-	-	-	-	-	-	-	-	(120,619)
BALANCES, October 2, 2021	$13,950,292	380,154	$152,061	$2,131,514	$15,561,261	$(85,901)	94,355	$(4,336,415)	$13,422,520	$527,772

Dividends declared per share were $0.50 per share in the third quarter of 2022 ($0.405 per share in the third quarter of 2021) and $1.50 per share in the first nine months of 2022 ($1.215 per share in the first nine months of 2021).

On December 2, 2021, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of October 1, 2022, the Company had approximately $1.49 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and nine months ended October 1, 2022 and October 2, 2021 (in thousands):

	Three-Month (13-Week) Period Ended
	October 1, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 2, 2022	$50,200	$(129,484)	$8,474	$(70,810)
Other comprehensive income (loss) before reclassifications	27,411	(43,843)	-	(16,432)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(16,311)	-	-	(16,311)
Net current-period other comprehensive income (loss)	11,100	(43,843)	-	(32,743)
Accumulated other comprehensive income (loss) at October 1, 2022	$61,300	$(173,327)	$8,474	$(103,553)

	Nine-Month (39-Week) Period Ended
	October 1, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)
Other comprehensive income (loss) before reclassifications	97,025	(48,459)	-	48,566
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(36,837)	-	-	(36,837)
Net current-period other comprehensive income (loss)	60,188	(48,459)	-	11,729
Accumulated other comprehensive income (loss) at October 1, 2022	$61,300	$(173,327)	$8,474	$(103,553)

(1)

Includes $(16,311) and $(36,837) net of tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts in the third quarter and first nine months of 2022, respectively. The tax impact of those reclassifications was $(5,200) and $(11,700) in the third quarter and first nine months of 2022, respectively.

	Three-Month (13-Week) Period Ended
	October 2, 2021
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 3, 2021	$5,200	$(85,595)	$6,666	$(73,729)
Other comprehensive income (loss) before reclassifications	19,057	(28,772)	-	(9,715)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	(2,457)	-	-	(2,457)
Net current-period other comprehensive income (loss)	16,600	(28,772)	-	(12,172)
Accumulated other comprehensive income (loss) at October 2, 2021	$21,800	$(114,367)	$6,666	$(85,901)

	Nine-Month (39-Week) Period Ended
	October 2, 2021
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)
Other comprehensive income (loss) before reclassifications	28,260	6,460	-	34,720
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	(1,760)	-	-	(1,760)
Net current-period other comprehensive income (loss)	26,500	6,460	-	32,960
Accumulated other comprehensive income (loss) at October 2, 2021	$21,800	$(114,367)	$6,666	$(85,901)

(2)   Includes $(2,457) and $(1,760) net of tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts in the third quarter and first nine months of 2021, respectively. The tax impact of those reclassifications was $(800) and $(700) in the third quarter and first nine months of 2021, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading and rebar distribution businesses; and Nucor’s equity method investments in NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“Nucor-JFE”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, wire and wire mesh, and utility towers and structures. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“Nucor Steel Louisiana”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the third quarter and first nine months of 2022 and 2021 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales to external customers:
Steel mills	$5,908,153	$6,862,133	$19,682,829	$17,380,819
Steel products	4,087,107	2,744,279	11,253,143	6,795,441
Raw materials	505,495	706,811	1,852,539	1,943,267
	$10,500,755	$10,313,223	$32,788,511	$26,119,527
Intercompany sales:
Steel mills	$1,486,378	$1,840,007	$4,843,199	$4,561,418
Steel products	139,146	93,910	391,141	245,523
Raw materials	3,690,120	4,355,702	11,382,329	12,011,705
Corporate/eliminations	(5,315,644)	(6,289,619)	(16,616,669)	(16,818,646)
	$-	$-	$-	$-
Earnings before income taxes and noncontrolling interests:
Steel mills	$1,287,855	$3,116,539	$6,682,432	$6,606,320
Steel products	1,196,845	368,595	3,011,644	839,737
Raw materials	279,189	161,870	638,640	505,248
Corporate/eliminations	(440,967)	(777,897)	(1,621,277)	(1,758,204)
	$2,322,922	$2,869,107	$8,711,439	$6,193,101

	October 1, 2022	Dec. 31, 2021
Segment assets:
Steel mills	$14,678,511	$13,235,463
Steel products	12,556,428	7,845,010
Raw materials	3,616,466	3,870,806
Corporate/eliminations	1,221,299	871,793
	$32,072,704	$25,823,072

15. Revenue

The following tables disaggregate our revenue by major source for the third quarter and first nine months of 2022 and 2021 (in thousands):

	Three Months (13 Weeks) Ended October 1, 2022				Nine Months (39 Weeks) Ended October 1, 2022
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,712,426	$-	$-	$2,712,426	$9,511,822	$-	$-	$9,511,822
Bar	1,761,335	-	-	1,761,335	5,581,529	-	-	5,581,529
Structural	785,930	-	-	785,930	2,352,322	-	-	2,352,322
Plate	648,462	-	-	648,462	2,237,156	-	-	2,237,156
Tubular Products	-	459,427	-	459,427	-	1,583,818	-	1,583,818
Rebar Fabrication	-	628,923	-	628,923	-	1,653,155	-	1,653,155
Joist	-	789,249	-	789,249	-	2,089,366	-	2,089,366
Deck	-	634,901	-	634,901	-	1,768,224	-	1,768,224
Other Steel Products	-	1,574,607	-	1,574,607	-	4,158,580	-	4,158,580
Raw Materials	-	-	505,495	505,495	-	-	1,852,539	1,852,539
	$5,908,153	$4,087,107	$505,495	$10,500,755	$19,682,829	$11,253,143	$1,852,539	$32,788,511

	Three Months (13 Weeks) Ended October 2, 2021				Nine Months (39 Weeks) Ended October 2, 2021
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$3,643,599	$-	$-	$3,643,599	$9,099,358	$-	$-	$9,099,358
Bar	1,633,641	-	-	1,633,641	4,409,798	-	-	4,409,798
Structural	765,440	-	-	765,440	1,862,176	-	-	1,862,176
Plate	819,453	-	-	819,453	2,009,487	-	-	2,009,487
Tubular Products	-	595,689	-	595,689	-	1,482,845	-	1,482,845
Rebar Fabrication	-	475,861	-	475,861	-	1,343,145	-	1,343,145
Joist	-	381,737	-	381,737	-	868,068	-	868,068
Deck	-	326,436	-	326,436	-	747,597	-	747,597
Other Steel Products	-	964,556	-	964,556	-	2,353,786	-	2,353,786
Raw Materials	-	-	706,811	706,811	-	-	1,943,267	1,943,267
	$6,862,133	$2,744,279	$706,811	$10,313,223	$17,380,819	$6,795,441	$1,943,267	$26,119,527

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $280.5 million as of October 1, 2022 ($251.9 million as of December 31, 2021) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2022 and 2021 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic net earnings per share:
Basic net earnings	$1,694,748	$2,127,743	$6,351,604	$4,577,043
Earnings allocated to participating securities	(6,893)	(9,442)	(26,238)	(22,272)
Net earnings available to common stockholders	$1,687,855	$2,118,301	$6,325,366	$4,554,771
Basic average shares outstanding	259,102	290,510	264,655	296,431
Basic net earnings per share	$6.51	$7.29	$23.90	$15.37
Diluted net earnings per share:
Diluted net earnings	$1,694,748	$2,127,743	$6,351,604	$4,577,043
Earnings allocated to participating securities	(6,872)	(9,401)	(26,145)	(22,194)
Net earnings available to common stockholders	$1,687,876	$2,118,342	$6,325,459	$4,554,849
Diluted average shares outstanding:
Basic average shares outstanding	259,102	290,510	264,655	296,431
Dilutive effect of stock options and other	424	642	584	497
	259,526	291,152	265,239	296,928
Diluted net earnings per share	$6.50	$7.28	$23.85	$15.34

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2022 and 2021 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Anti-dilutive stock options:
Weighted-average shares	98	52	33	119
Weighted-average exercise price	$130.71	$110.74	$130.71	$78.91

17. Debt and Other Financing Arrangements

On March 11, 2022, Nucor completed the issuance and sale of $550.0 million aggregate principal amount of its 3.125% Notes due 2032 (the “2032 Notes”) and $550.0 million aggregate principal amount of its 3.850% Notes due 2052 (the “2052 Notes” and, together with the 2032 Notes, the “March 2022 Notes”). The net proceeds from the issuance and sale of the March 2022 Notes were used along with cash on hand to redeem all of the outstanding $600.0 million aggregate principal amount of our 4.125% Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of our 4.000% Notes due 2023 (the “2023 Notes”) pursuant to the terms of the indenture governing the 2022 Notes and the 2023 Notes. The net proceeds from the issuance and sale of the March 2022 Notes were $1.09 billion, after expenses and the underwriting discount. Costs of $15.3 million associated with the issuance and sale of the March 2022 Notes have been capitalized and will be amortized over the life of the March 2022 Notes.

On April 25, 2022, Nucor redeemed all $500.0 million aggregate principal amount outstanding of the 2023 Notes using a portion of the net proceeds from the issuance and sale of the March 2022 Notes. On August 15, 2022, Nucor redeemed all $600.0 million aggregate principal amount outstanding of the 2022 Notes using the remaining portion of the net proceeds from the issuance and sale of the March 2022 Notes.

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

18. Acquisitions

Acquisition of C.H.I.

On June 24, 2022, Nucor used cash on hand to acquire the assets of C.H.I. for a purchase price, net of cash acquired, of approximately $3.00 billion. C.H.I. is a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. Commercial overhead doors are used in warehousing and retail, areas that Nucor has focused its attention on recently through other value-added products such as insulated metal panels (CENTRIA, Metl-Span and TrueCore brands) and steel racking solutions (Nucor Warehouse Systems). It is expected that the C.H.I. acquisition also will benefit from Nucor’s recent paint line investments at its Hickman, Arkansas and Crawfordsville, Indiana sheet mills. The C.H.I. business financial results are included as part of the steel products segment (see Note 14).

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

Acquisition of CSI

On February 1, 2022, Nucor used cash on hand to acquire a 51% controlling ownership position in CSI by purchasing a 50% equity interest from a subsidiary of Vale S.A. for a cash purchase price of approximately $400.0 million, adjusted for net debt and working capital at closing, as well as a 1% equity interest from JFE Steel Corporation. CSI is a flat-rolled steel converter with the capability to produce more than two million tons of finished steel and steel products annually. The company has five product lines, including hot rolled, pickled and oiled, cold rolled, galvanized and electric resistance welded (“ERW”) pipe. Key end-use markets served by CSI include customers in the construction, service center and energy industries. We believe this acquisition helps give Nucor a strong presence in the Western region of the United States and grows our ability to produce a wide range of value-added sheet products. The CSI business financial results were included as part of the steel mills segment (see Note 14) beginning on February 1, 2022, the date Nucor acquired its 51% controlling ownership position.

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

Other Acquisitions

Other smaller acquisitions in the first nine months of 2022, exclusive of purchase price adjustments made and net of cash acquired, totaled approximately $160.1 million. Pro-forma results of operations for the Company would not be materially different if the aggregate acquisitions made during the first nine months of 2022 were included and, therefore, this information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to general market conditions, and in particular, prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties and volatility surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of the COVID-19 pandemic and any variants of the virus; and (16) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this report.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading and rebar distribution businesses; and Nucor’s equity method investments in NuMit and Nucor-JFE. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, wire and wire mesh, and utility towers and structures. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

On February 1, 2022, Nucor used cash on hand to acquire a 51% controlling ownership position in CSI for a cash purchase price of approximately $400.0 million, adjusted for net debt and working capital at closing. CSI is a flat-rolled steel converter with the capability to produce more than two million tons of finished steel and steel products annually. The company has five product lines, including hot rolled, pickled and oiled, cold rolled, galvanized and ERW pipe. Key end-use markets served by CSI include customers in the construction, service center and energy industries. We believe this acquisition helps give Nucor a strong presence in the Western region of the United States and grows our ability to produce a wide range of value-added sheet products. The CSI business financial results were included as part of the steel mills segment beginning on February 1, 2022, the date of the acquisition of Nucor’s 51% controlling ownership position.

On June 24, 2022, Nucor used cash on hand to acquire the assets of C.H.I. for a purchase price, net of cash acquired, of approximately $3.00 billion. C.H.I. is a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. Commercial overhead doors are used in warehousing and retail, areas that Nucor has focused its attention on recently through other value-added products such as insulated metal panels (CENTRIA, Metl-Span and TrueCore brands) and steel racking solutions (Nucor Warehouse Systems). It is expected that the C.H.I. acquisition will also benefit from Nucor’s recent paint line investments at its Hickman, Arkansas and Crawfordsville, Indiana sheet mills. The C.H.I. business financial results are included as part of the steel products segment.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 80%, 76% and 73%, respectively, in the first nine months of 2022 compared with approximately 96%, 77% and 75%, respectively, in the first nine months of 2021.

Results of Operations

Nucor reported consolidated net earnings of $1.69 billion, or $6.50 per diluted share, for the third quarter of 2022, as compared to consolidated net earnings of $2.56 billion, or $9.67 per diluted share, for the second quarter of 2022, and $2.13 billion, or $7.28 per diluted share, for the third quarter of 2021. The second quarter of 2022 was the most profitable quarter in Nucor’s history, and the third quarter of 2021 was the most profitable quarter in Nucor’s history at that time.

The decline in third quarter of 2022 earnings as compared to the second quarter of 2022 was due primarily to the decreased earnings of the steel mills segment. The steel mills segment experienced lower shipping volumes in the third quarter of 2022 compared to the second quarter of 2022. Average selling prices in the steel mills segment decreased more rapidly than raw materials costs in the third quarter of 2022, resulting in contracted metal margins when compared to the second quarter of 2022. The decreased shipping volumes and metal margin contractions were most pronounced at our sheet and plate mills. The steel products segment reported another strong quarter of profitability in the third quarter of 2022 due to continued robust demand in nonresidential construction markets. The raw materials segment’s earnings increased in the third quarter of 2022 compared to the second quarter of 2022 due to the increased profitability of our DRI facilities which more than offset declines at our scrap brokerage and processing businesses.

The decline in earnings in the third quarter of 2022 as compared to the third quarter of 2021 also was due primarily to the decreased earnings of the steel mills segment, which had decreased shipping volumes and average selling prices in the third quarter of 2022. The steel products segment earnings increased significantly in the third quarter of 2022 as compared to the third quarter of 2021 due to increased average selling prices and margin expansion. The earnings of the raw materials segment in the third quarter of 2022 as compared to the third quarter of 2021 increased due to the increased profitability of our DRI facilities.

Nucor reported consolidated net earnings of $6.35 billion, or $23.85 per diluted share, for the first nine months of 2022, which established a new record for earnings in the first nine months of a year. By comparison, Nucor reported consolidated net earnings of $4.58 billion, or $15.34 per diluted share, for the first nine months of 2021, which was the previous Company record for earnings in the first nine months of a year. Nucor had Company record-setting quarterly profitability in the first quarter of 2021, which increased significantly in the second half of 2021 due to strong demand in most of the end markets we serve and increased average selling prices. The trend of strong profitability continued into 2022, and began to decline in the third quarter of 2022, a trend that we expect to continue into the fourth quarter of the year. The primary driver for the increase in earnings in the first nine months of 2022 was the increased profitability of the steel products segment. After a strong year of profitability in 2021 fueled by robust demand in nonresidential construction markets, the steel products segment experienced increases in margin expansion due to higher average selling prices, particularly at our joist and deck businesses, in the first nine months of 2022. The profitability of the steel mills segment in the first nine months of 2022 increased from the first nine months of 2021, due to the much stronger start to 2022 as compared to the first nine months of 2021. The primary driver for the increase in the raw materials segment earnings in the first nine months of 2022 as compared to the first nine months of 2021 was the increased profitability of our DRI facilities.

The ongoing conflict in Ukraine, other geopolitical tensions and rapid U.S. and international monetary policy actions attempting to lower inflation likely mean tempered near-term demand and a stronger U.S. dollar, both of which are challenging elements for Nucor's customer base. Service centers in particular are cautious at this time, negatively impacting pricing and volumes for the steel mills segment. Even with this uncertainty, we believe that the medium- and long-term outlook for our business is positive. We continue to see good demand in our steel products segment largely due to nonresidential construction markets.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the third quarter and first nine months of 2022 as compared to the third quarter and first nine months of 2021.

Net Sales

Net sales to external customers by segment for the third quarter and first nine months of 2022 and 2021 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Steel mills	$5,908,153	$6,862,133	-14%	$19,682,829	$17,380,819	13%
Steel products	4,087,107	2,744,279	49%	11,253,143	6,795,441	66%
Raw materials	505,495	706,811	-28%	1,852,539	1,943,267	-5%
Total net sales to external customers	$10,500,755	$10,313,223	2%	$32,788,511	$26,119,527	26%

Net sales for the third quarter of 2022 increased 2% from the third quarter of 2021. Average sales price per ton increased 14% from $1,438 in the third quarter of 2021 to $1,637 in the third quarter of 2022. Total tons shipped to outside customers in the third quarter of 2022 were 6,415,000 tons, an 11% decrease from the third quarter of 2021.

Net sales for the first nine months of 2022 increased 26% from the first nine months of 2021. Average sales price per ton increased 39% from $1,196 in the first nine months of 2021 to $1,657 in the first nine months of 2022. Total tons shipped to outside customers in the first nine months of 2022 were 19,786,000 tons, a 9% decrease from the first nine months of 2021.

In the steel mills segment, sales tons for the third quarter and first nine months of 2022 and 2021 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Outside steel shipments	4,553	5,144	-11%	14,133	15,690	-10%
Inside steel shipments	1,316	1,399	-6%	3,998	4,131	-3%
Total steel shipments	5,869	6,543	-10%	18,131	19,821	-9%

Net sales for the steel mills segment decreased 14% in the third quarter of 2022 from the third quarter of 2021, due primarily to a 3% decrease in the average sales price per ton, from $1,339 to $1,296, and an 11% decrease in tons sold to outside customers.

Net sales for the steel mills segment increased 13% in the first nine months of 2022 from the first nine months of 2021, due to a 25% increase in the average sales price per ton from $1,112 to $1,388, partially offset by a 10% decrease in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the third quarter and first nine months of 2022 and 2021 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Joist sales	160	190	-16%	497	529	-6%
Deck sales	129	139	-7%	388	404	-4%
Cold finished sales	112	123	-9%	368	383	-4%
Rebar fabrication sales	350	323	8%	980	943	4%
Piling products sales	119	144	-17%	349	451	-23%
Tubular products sales	231	260	-11%	735	779	-6%
Other steel products sales	190	128	48%	520	337	54%
Total steel products sales	1,291	1,307	-1%	3,837	3,826	-

Net sales for the steel products segment increased 49% in the third quarter of 2022 compared to the third quarter of 2021, due to a 51% increase in the average sales price per ton, from $2,101 to $3,167, which was partially offset by a 1% decrease in shipping volumes. Average selling prices increased across most businesses within the steel products segment in the third quarter of 2022 as compared to the third quarter of 2021, most notably at our joist and deck businesses.

Net sales for the steel products segment increased 66% in the first nine months of 2022 compared to the first nine months of 2021, due to a 65% increase in the average sales price per ton, from $1,776 to $2,933. Average selling prices increased across all businesses within the steel products segment in the first nine months of 2022 as compared to the first nine months of 2021, most notably at our joist and deck businesses.

Net sales for the raw materials segment decreased 28% in the third quarter of 2022 compared to the third quarter of 2021, due to decreases for both DJJ brokerage and scrap processing operations in average sales price per ton and tons shipped to outside customers. In the third quarter of 2022, approximately 90% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 6% of outside sales were from the scrap processing operations of DJJ (91% and 7%, respectively, in the third quarter of 2021).

Net sales for the raw materials segment decreased 5% in the first nine months of 2022 compared to the first nine months of 2021, due to decreased average sales price per ton in the scrap processing operations and decreased tons shipped to outside customers in both the DJJ brokerage and scrap processing operations. In the first nine months of 2022, approximately 91% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 7% of outside sales were from the scrap processing operations of DJJ (90% and 8%, respectively, in the first nine months of 2021).

Gross Margins

Nucor recorded gross margins of $2.84 billion (27%) in the third quarter of 2022, which was a decrease compared with $3.41 billion (33%) in the third quarter of 2021.

•

The primary driver of the decrease in gross margin in the third quarter of 2022 as compared to the third quarter of 2021 was lower metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the third quarter of 2022 was $502, a 2% decrease compared to $511 in the third quarter of 2021. The decrease in scrap and scrap substitute cost was more than offset by decreased average selling prices and lower shipments to external customers, resulting in lower total metal margins.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices were volatile during the first nine months of 2022 as the conflict in Ukraine and other factors disrupted global supply chains. As we enter the fourth quarter of 2022, scrap prices continue to decrease.

•

The decrease in total gross margin was partially offset by increases in gross margins in the steel products segment. The largest increases in gross margins in the steel products segment were at our joist, deck and building systems businesses. Demand in nonresidential construction markets continues to be strong. As we enter the fourth quarter of 2022, backlogs for the steel products segment are strong.

•

Pre-operating and start-up costs of new facilities were approximately $52 million in the third quarter of 2022 and approximately $36 million in the third quarter of 2021. Pre-operating and start-up costs in the third quarter of 2022 and 2021 primarily included costs related to the plate mill being built in Kentucky, the galvanizing line at our sheet mill expansion in Arkansas, and the construction of the sheet mill in West Virginia. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.

•

Gross margins in the raw materials segment increased in the third quarter of 2022 as compared to the third quarter of 2021, primarily due to increased gross margins at our DRI facilities, which had strong profitability in the third quarter of 2022.

Nucor recorded gross margins of $10.41 billion (32%) in the first nine months of 2022, which was an increase compared with $7.50 billion (29%) in the first nine months of 2021.

•

The primary driver of the increase in gross margin in the first nine months of 2022 as compared to the first nine months of 2021 was gross margins in the steel products segment, which benefitted from higher average selling prices and continued robust demand in nonresidential construction markets.

•

The steel mills segment had increased gross margins in the first nine months of 2022 compared to the first nine months of 2021. The average scrap and scrap substitute cost per gross ton used in the first nine months of 2022 was $511, a 12% increase compared to $457 in the first nine months of 2021. The increase in scrap and scrap substitute cost was more than offset by increased average selling prices.

•

Pre-operating and start-up costs of new facilities increased to approximately $174 million in the first nine months of 2022 from approximately $76 million in the first nine months of 2021. Pre-operating and start-up costs in the first nine months of 2022 and 2021 primarily included costs related to the plate mill being built in Kentucky, the sheet mill expansion in Kentucky, and the galvanizing line at our sheet mill expansion in Arkansas.

•

Gross margins in the raw materials segment increased in the first nine months of 2022 as compared to the first nine months of 2021, primarily due to increased gross margins at our DRI facilities and increased average selling prices for DJJ brokerage operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $87.1 million in the third quarter of 2022 as compared to the third quarter of 2021, and increased by $179.7 million in the first nine months of 2022 as compared to the first nine months of 2021. The decrease in the third quarter of 2022 was due to the Company’s decreased earnings in the third quarter of 2022 as compared to the third quarter of 2021. The increase in the first nine months of 2022 was due to Nucor’s increased profitability in the first nine months of 2022 as compared to the first nine months of 2021, which resulted in significantly increased accruals related to profit sharing.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $8.4 million and $32.5 million in the third quarter of 2022 and 2021, respectively, and $23.2 million and $65.1 million in the first nine months of 2022 and 2021, respectively. The decreases in equity method investment earnings were primarily due to increased losses at Nucor-JFE, which is still in the start-up phase of its operations.

Losses on Assets

Included in the first nine months of 2021 earnings was a non-cash loss on assets of $42.0 million related to our leasehold interest in unproved oil and natural gas properties in the raw materials segment. Also included in the first nine months of 2021 earnings were losses on assets of $9.0 million in the steel products segment.

Interest Expense (Income)

Net interest expense for the third quarter and first nine months of 2022 and 2021 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Interest expense	$54,569	$43,908	$162,159	$122,539
Interest income	(12,222)	(623)	(18,914)	(3,830)
Interest expense, net	$42,347	$43,285	$143,245	$118,709

Interest expense increased in the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021, primarily due to the following: an increase in average debt outstanding; higher average interest rates on debt; and approximately $9.3 million related to the early redemption of the 2023 Notes. Interest income increased in the third quarter and first nine months of 2022 compared to the third quarter and first nine months of 2021 due to higher average interest rates on investments and an increase in average investment levels.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2022 and 2021 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 1, 2022	Oct. 2, 2021	Oct. 1, 2022	Oct. 2, 2021
Steel mills	$1,287,855	$3,116,539	$6,682,432	$6,606,320
Steel products	1,196,845	368,595	3,011,644	839,737
Raw materials	279,189	161,870	638,640	505,248
Corporate/eliminations	(440,967)	(777,897)	(1,621,277)	(1,758,204)
	$2,322,922	$2,869,107	$8,711,439	$6,193,101

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS and CSI. Nucor owns a 51% controlling interest in each of NYS and CSI. The increase in earnings attributable to noncontrolling interests in the third quarter and first nine months of 2022 as compared to the third quarter and first nine months of 2021 was due to the increased earnings of NYS, which was a result of the increased metal margins, as well as the earnings of CSI, for which results were consolidated beginning on February 1, 2022, the date Nucor acquired its 51% controlling ownership position.

Provision for Income Taxes

The effective tax rate for the third quarter of 2022 was 22.6% compared to 22.5% for the third quarter of 2021. The expected effective tax rate for the full year of 2022 is approximately 22.6%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $136.9 million at October 1, 2022, exclusive of interest, could decrease by as much as $8.5 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The IRS is currently examining Nucor’s 2015, 2019 and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for tax years 2016 and 2018. The tax years 2017 and 2021 remain open to examination by the IRS. The 2015 and 2018 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2021 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported consolidated net earnings of $1.69 billion, or $6.50 per diluted share, in the third quarter of 2022 as compared to consolidated net earnings of $2.13 billion, or $7.28 per diluted share, in the third quarter of 2021. Net earnings attributable to Nucor stockholders as a percentage of net sales were 16.1% and 20.6% in the third quarter of 2022 and 2021, respectively.

Nucor reported consolidated net earnings of $6.35 billion, or $23.85 per diluted share, in the first nine months of 2022 as compared to consolidated net earnings of $4.58 billion, or $15.34 per diluted share, in the first nine months of 2021. Net earnings attributable to Nucor stockholders as a percentage of net sales were 19.4% and 17.5% in the first nine months of 2022 and 2021, respectively. Annualized return on average stockholders’ equity was 53.4% and 50.4% in the first nine months of 2022 and 2021, respectively.

Outlook

We continue to believe that 2022 will be the most profitable year for earnings in Nucor’s history. As we approach the end of the year, we are seeing increasingly challenging market conditions amid economic uncertainty.

We expect fourth quarter of 2022 earnings to be decreased from the third quarter of 2022. In the steel mills segment, we expect considerably lower earnings in the fourth quarter of 2022 as compared to the third quarter of 2022 due to lower average selling prices and lower volumes, with the largest decrease in profitability expected at our sheet mills. The steel products segment is expected to have another strong quarter in the fourth quarter of 2022, but the segment’s profitability is anticipated to decrease from the third quarter of 2022 primarily due to typical seasonality experienced in the fourth quarter. The raw materials segment is expected to have significantly decreased earnings in the fourth quarter of 2022 as compared to the third quarter of 2022 due to decreased selling prices for raw materials.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the third quarter of 2022 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

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

Our liquidity position as of October 1, 2022 remained strong, consisting of total cash and cash equivalents, short-term investments and restricted cash and cash equivalents of $3.51 billion as of such date compared to $2.76 billion as of December 31, 2021. Of these totals, the amount of restricted cash and cash equivalents was $79.9 million at October 1, 2022 and $143.8 million at December 31, 2021. Approximately $896.3 million of the cash and cash equivalents position at October 1, 2022, was held by our majority-owned and controlled subsidiaries, including CSI which was acquired on February 1, 2022, as compared to $540.3 million at December 31, 2021.

Cash provided by operating activities was $7.54 billion in the first nine months of 2022 as compared to $3.62 billion in the first nine months of 2021. The $3.92 billion increase was primarily driven by net earnings of $6.75 billion for the first nine months of 2022, an increase of $1.97 billion over net earnings in the prior year period of $4.78 billion. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) only used cash of $58.3 million in the first nine months of 2022 as compared to $2.04 billion in the first nine months of 2021.

The funding of our working capital in the first nine months of 2022 decreased by $1.98 billion over the first nine months of 2021 mainly due to the change in accounts receivable using $1.52 billion less cash and the change in inventories using $2.35 billion less cash as compared to the same period in 2021. The change in accounts receivable used cash of $104.8 million in the first nine months of 2022 as compared to $1.62 billion in the first nine months of 2021. The change in inventories provided cash of $371.1 million in the first nine months of 2022 as compared to using cash of $1.98 billion in the same period of 2021. These changes were offset by the changes in accounts payable, federal income taxes and salaries, wages and related accruals in the first nine months of 2022 as compared to the first nine months of 2021. The change in accounts payable used cash of $299.8 million in the first nine months of 2022 as compared to providing cash of $343.0 million in the first nine months of 2021, a decrease of $642.8 million. The change in federal income taxes used cash of $302.3 million in the first nine months of 2022 as compared to providing cash of $262.2 million in the first nine months of 2021, a decrease of $564.5 million. The change in salaries, wages and related accruals provided cash of $121.2 million in the first nine months of 2022 as compared to $835.4 million in the first nine months of 2021, a decrease of $714.1 million, due primarily to the payout in the first nine months of 2022 of the incentive compensation for 2021, which was higher than the incentive compensation for 2020 that was paid out in the first nine months of 2021 due to higher earnings in 2021.

The current ratio was 3.1 at the end of the third quarter of 2022 and 2.5 at year-end 2021. The increase in the current ratio at the end of the third quarter of 2022 compared to year-end 2021 was due to the increase in cash and cash equivalents and short-term investments and the decrease in the current portion of long-term debt due to the payment of the $600.0 million aggregate principal amount outstanding of the 2022 Notes in the third quarter of 2022.

Cash used in investing activities during the first nine months of 2022 was $4.99 billion as compared to $2.38 billion in the prior year period, an increase of $2.61 billion. The primary reason for the change was an increase in cash used for acquisitions (net of cash acquired) of $2.20 billion for the acquisitions of CSI on February 1, 2022 and C.H.I. on June 24, 2022. Cash used for capital expenditures of $1.43 billion in the first nine months of 2022 increased by $223.0 million over the same period of 2021 primarily due to the plate mill under construction in Kentucky, the sheet mill expansion in Indiana and the sheet mill under construction in West Virginia. Capital expenditures for 2022 are estimated to be approximately $2.0 billion as compared to $1.70 billion in 2021. The projects that we anticipate will have the largest capital expenditures in 2022 are the plate mill under construction in Kentucky, the sheet mill expansions in Kentucky and Indiana and the sheet mill under construction in West Virginia.

Cash used in financing activities during the first nine months of 2022 was $1.93 billion as compared to $1.95 billion in the first nine months of 2021. The primary uses of cash were: (i) stock repurchases of $2.36 billion in the first nine months of 2022 as compared to $1.77 billion in the first nine months of 2021, an increase of $586.1 million; (ii) repayments of long-term debt of $1.11 billion in the first nine months of 2022 (none in the same period of 2021); and (iii) distributions to noncontrolling interests of $300.8 million in the first nine months of 2022 as compared to $120.6 million in the first nine months of 2021, an increase of $180.2 million. The primary source of cash offsetting these uses of cash was proceeds from long-term debt, net of discount to the public, of $2.09 billion in the first nine months of 2022 as compared to $197.0 million in the first nine months of 2021, an increase of $1.89 billion. In the first nine months of 2022, Nucor issued $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2027 Notes, $550.0 million aggregate principal amount of the 2032 Notes and $550.0 million aggregate principal amount of the 2052 Notes. On April 25, 2022, Nucor redeemed all $500.0 million aggregate principal amount outstanding of the 2023 Notes. On August 15, 2022, Nucor redeemed all $600.0 million aggregate principal amount outstanding of the 2022 Notes.

Nucor’s $1.75 billion revolving credit facility matures on November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 1, 2022, the funded debt to total capital ratio was 26.3% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of October 1, 2022.

In September 2022, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.50 per share payable on November 10, 2022 to stockholders of record on September 30, 2022. This dividend is Nucor’s 198th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2021. There were no interest rate swaps outstanding at October 1, 2022.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At October 1, 2022, accumulated other comprehensive loss, net of income taxes included $61.3 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at October 1, 2022, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$20,325	$50,813
Aluminum	$5,573	$16,194
Copper	$995	$2,485

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at October 1, 2022 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended October 1, 2022 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 3, 2022 - July 30, 2022	3,159	$112.29	3,159	$1,786,862
July 31, 2022 - August 27, 2022	1,415	$138.40	1,415	$1,590,971
August 28, 2022 - October 1, 2022	760	$133.52	760	$1,489,517
For the Quarter Ended October 1, 2022	5,334		5,334

(1)	Includes commissions of $0.39 per share.
(2)

On December 2, 2021, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 1, 2022, filed November 9, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 1, 2022, filed November 9, 2022, formatted in Inline XBRL (included in Exhibit 101 above).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Stephen D. Laxton
Stephen D. Laxton
Chief Financial Officer, Treasurer and
Executive Vice President

Dated: November 9, 2022