Form 10-K
period 2022-12-31
NUCOR CORP
filed 2023-03-01
CIK 73309

K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number: 1-4119

NUCOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1860817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1915 Rexford Road, Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 366-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.40 per share	NUE	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $27.49 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, July 2, 2022.

The number of shares of the registrant’s common stock outstanding as of February 21, 2023 was 251,929,269.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this report to the extent described herein.

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

i

PART I

Item 1.	Business.

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

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2022, we recycled approximately 17.8 million gross tons of scrap steel.

Segments, Principal Products Produced, and Markets and Marketing

Nucor reports its results in three segments: steel mills, steel products and raw materials. The steel mills segment is Nucor’s largest segment, representing 58% of the Company’s sales to external customers in the year ended December 31, 2022.

We market products from the steel mills and steel products segments mainly through in-house sales forces. We also utilize our internal distribution and trading companies to market our products abroad. The markets for these products are largely tied to nonresidential construction, durable goods and capital spending that are affected by changes in general economic conditions.

We are a leading domestic provider for most of the products we supply, and, in many cases (e.g., structural steel, merchant bar steel, steel joist and deck, pre-engineered metal buildings, steel piling, cold finish bar steel, steel electrical conduit pipe and insulated metal panels), we are the leading supplier.

In recent years we have embarked on a strategy to advance Nucor’s growth and further its value creation, as summarized in our Mission Statement: Grow the Core, Expand Beyond and Live Our Culture.

We have examined and prioritized high return on investment growth opportunities across our core steelmaking, steel products and raw materials operations, and we have identified and executed on several acquisitions and investments to expand the products and services we offer beyond our traditional capabilities. We believe that the Expand Beyond growth opportunities we are pursuing leverage our core competency as a highly efficient, industrial manufacturer working primarily with steel and steel products, while positioning us to generate attractive profit margins and returns on our invested capital selling products into growing end markets.

Our business strategy shapes “what” we do, while the Nucor Way shapes “how” we go about doing it. We believe adherence to the key tenets of our culture as reflected in the Nucor Way is a powerful differentiator for Nucor and positions the Company favorably to deliver ongoing stockholder value to our investors.

THE NUCOR WAY

SAFETY

INTEGRITY

TRUST

INNOVATION

OPEN COMMUNICATION

TEAMWORK

INCLUSION

COURAGE

CAN-DO ATTITUDE

OWNERSHIP

CULTURAL VALUES

NUCOR®

Steel mills segment

In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and engineered special bar quality (“SBQ”)). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces (“EAFs”) along with continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investments in NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”) (see “Steel joint ventures”- below), as well as international trading and distribution companies that buy and sell steel manufactured by the Company and other steel producers.

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada and Mexico. The steel mills segment sold approximately 18,200,000 tons to outside customers in 2022. In 2022, 78% of the shipments made by our steel mills segment were to external customers. The remaining 22% of the steel mills segment’s shipments went to our steel products segment.

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

In April 2022, Nucor announced that it will build its new rebar micro mill, with spooling capabilities, in Lexington, North Carolina. The new micro mill is currently under construction.

•

Sheet mills - Nucor operates six strategically located sheet mills that utilize thin slab casters to produce flat-rolled steel for automotive, appliance, construction, pipe and tube and many other industrial and consumer applications. Considering Nucor’s production capabilities and the mix of flat-rolled products generally produced and marketed, the capacity of the sheet mills is estimated at approximately 13,800,000 tons per year. All of our sheet mills are equipped with galvanizing lines and four of them are equipped with cold rolling mills for further processing of hot-rolled sheet steel.

Nucor produces hot-rolled, cold-rolled and galvanized sheet steel to customers’ specifications. Contract sales within the steel mills segment are most notable in our sheet operations, as it is common for contract sales to account for the majority of sheet sales in a given year. We estimate that greater than 85% of our sheet steel sales in 2022 were to contract customers. The balance of our sheet steel sales were made in the spot market at prevailing prices at the time of sale. The number of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions. These sheet sales contracts are noncancellable agreements that generally incorporate monthly or quarterly price adjustments reflecting changes in the current market-based indices and/or raw material cost, and typically have terms ranging from six to 12 months.

In January 2022, Nucor announced it had selected Mason County, West Virginia as the site for its new 3-million-ton state-of-the-art sheet mill. When operational, the new mill will be equipped to produce 84-inch sheet products, and among other features, will include a 76-inch tandem cold mill and two galvanizing lines capable of producing advanced high-end automotive and construction grades.

•

Structural mills - Nucor operates two structural mills that produce wide-flange steel beams, pilings and heavy structural steel products for fabricators, construction companies, manufacturers and steel service centers. Nucor owns a 51% interest in Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”) located in Blytheville, Arkansas. Nucor-Yamato is the only North American producer of high-strength, low-alloy beams. Common applications for the high-strength, low-alloy beams include gravity columns for high-rise buildings, long-span trusses for stadiums and convention centers, and for all projects where seismic design is a critical factor. The benefits of high-strength, low-alloy beams are increasingly recognized by Nucor’s customers in the construction sector. These include savings in terms of construction time, weight, space, and overall environmental impact.  Nucor sells its high-strength, low-alloy beams under the trade name AEOSTM.

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

Nucor completed construction on a state-of-the-art plate mill in Brandenburg, Kentucky that rolled its first plate in December 2022. Final commissioning of the mill and the shipment of its first tons to customers are expected to occur in the first quarter of 2023.

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

Nucor owns a 50% economic and voting interest in NJSM, a joint venture with JFE Steel Corporation (“JFE”) of Japan that operates a galvanized sheet steel plant in central Mexico with an annual capacity of approximately 400,000 tons, that is expected to supply the country’s automotive market.

Steel products segment

In the steel products segment, Nucor produces steel joists and joist girders, steel deck, hollow structural section (“HSS”) steel tubing, electrical conduit, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, steel grating and expanded metal, wire and wire mesh, metal building systems, insulated metal panels, steel racking, overhead doors, and utility towers and structures for communications and energy transmission. The steel products segment also includes our piling distributor.

Our capabilities in insulated metal panels, steel racking, overhead doors and towers and structures have all been acquired over the past several years as part of our Expand Beyond strategy, which we believe can enhance our profit margins, return on invested capital and free cash flow generation and, over time, accelerate our overall growth while reducing the volatility of our earnings. We are confident that in each of these businesses we can readily leverage our core competencies as a highly efficient manufacturer of steel products, as well as our inclusive, safety-focused, performance-oriented culture.

Except for our overhead doors business, which at present is focused primarily on the garage door repair and replacement market, our steel products businesses primarily serve the nonresidential construction and infrastructure markets.

•

Vulcraft/Verco – The Vulcraft/Verco group is the nation’s leading producer of open-web steel joists, joist girders and steel decking, which are used primarily for nonresidential building construction. Steel joists and joist girders are produced and marketed throughout the United States by seven domestic Vulcraft facilities. The Vulcraft/Verco group’s steel decking is produced and marketed throughout the United States by nine domestic plants. Six of these plants are adjacent to Vulcraft joist facilities. The Vulcraft/Verco group also has two plants in Canada—one in Eastern Canada and one in Western Canada—that produce both joist and deck. The annual joist production capacity is approximately 745,000 tons and the annual deck production capacity is approximately 560,000 tons.

Sales of steel joists, joist girders and steel decking are dependent on the nonresidential building construction market. The majority of steel joists, joist girders and steel decking are used extensively as part of the roof and floor structural support systems in warehouses, data centers, manufacturing buildings, retail stores, shopping centers, schools, hospitals, and, to a lesser extent, in multi-story buildings and apartments. We make these products to our customers’ specifications and typically deliver them directly to a construction site according to a prearranged schedule and sequence. The majority of these contracts are firm, fixed-price contracts that are, in most cases, competitively bid against other suppliers.

Our grating business manufactures and fabricates steel bar grating products at facilities located in North America and serves the new construction and maintenance-related markets. The annual production capacity for our grating business is approximately 48,500 tons.

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

•

Rebar fabrication – Nucor Harris Rebar (“Harris”) fabricates, installs and distributes rebar for a wide variety of construction work classified as infrastructure (e.g., highways, bridges, reservoirs, utilities and airports) and various building projects, including manufacturing facilities, warehouses, data centers, hospitals, schools, stadiums, commercial office buildings and multi-tenant residential construction. We sell and install fabricated reinforcing products primarily on a construction contract bid basis.

Reinforcing products are essential to concrete construction. They supply tensile strength, as well as additional compressive strength, and protect the concrete from cracking. In many markets, Harris sells reinforcing products on an installed basis (i.e., Harris fabricates the reinforcing products for a specific application and performs the installation). Harris operates nearly 70 fabrication facilities across the United States and Canada, with each facility serving a local market. Total annual rebar fabrication capacity is approximately 1,736,000 tons.

•

Piling products - Skyline Steel LLC and its subsidiaries (“Skyline”) are primarily a steel foundation distributor serving the North American market. Skyline distributes products to service marine construction, bridge and highway construction, heavy civil construction, flood protection, underground commercial parking and environmental containment projects in the infrastructure and construction industries. Skyline also manufactures a complete line of geostructural foundation solutions, including threaded bar, micropile, strand anchors and hollow bar. It also processes and fabricates spiral weld pipe piling, rolled and welded pipe piling, and cold-formed sheet piling.

•

Cold finish - Nucor Cold Finish (“NCF”) is the largest and most diversified producer of cold finished bar products for a wide range of industrial markets in North America, with assets in Canada, Mexico and throughout the United States. The total capacity of the Nucor cold finished bar and wire facilities is approximately 1,069,000 tons per year.

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

Nucor owns a fully integrated precision castings company, Corporacion POK, S.A. de C.V. (“POK”), with a facility in Guadalajara, Mexico. POK produces complex castings and precision machined products used by the oil and gas, mining and sugar processing industries. POK produces a wide array of precision castings using steel, bronze, iron and specialty alloys. POK complements NCF’s businesses and Nucor’s cold finish facility in Monterrey, Mexico.

•	Steel mesh and fasteners – Nucor manufactures wire products and industrial fasteners.

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

•

Buildings group – The Nucor Buildings group is the nation’s leading supplier of pre-engineered metal buildings. Nucor produces metal buildings and components throughout the United States under the following brands: Nucor Building Systems, American Buildings Company, Kirby Building Systems and CBC Steel Buildings. In total, the Nucor Buildings group currently has an annual capacity of approximately 360,000 tons.

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

•

Insulated metal panels (“IMP”) – We established this business with the acquisition of Truecore, LLC (“TrueCore”) in 2019, and in August 2021, expanded significantly by purchasing the assets of the IMP business of Cornerstone Building Brands, Inc., which was comprised of two industry leading brands, CENTRIA and Metl-Span. We believe these acquisitions will broaden the value-added solutions that the Nucor Buildings group can provide to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years and that the use of IMP products within them will also increase. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations related greenhouse gas (“GHG”) emissions for owners and lessees.

•

Nucor Warehouse Systems – In April 2022, Nucor purchased the steel racking manufacturer, Elite Storage Solutions. This acquisition combined with Nucor’s initial steel racking business, Hannibal Industries, Inc. (“Hannibal”), form the Nucor Warehouse Systems (“NWS”) group. NWS produces and installs custom designed steel racking systems for a variety of applications, including data centers and warehouses. NWS has three manufacturing locations and has an annual production capacity of approximately 168,000 tons.

•

Overhead doors – In June 2022, Nucor acquired C.H.I. Overhead Doors, LLC (“CHI”), a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. We intend to grow CHI’s business by gaining further market share in both residential and commercial markets, and believe that by leveraging Nucor’s existing sales channels into the broader nonresidential construction market we can facilitate CHI’s continuing growth. CHI has two manufacturing locations.

•

Towers & Structures – In August 2022, Nucor acquired Summit Utility Structures LLC and a related company, Sovereign Steel Manufacturing LLC. These companies form Nucor Towers & Structures (“NTS”). NTS produces metal poles and other steel structures for utility infrastructure and highway signage. NTS has one manufacturing location and an annual production capacity of approximately 10,000 tons.

In December 2022, Nucor announced it will build two new manufacturing locations to expand NTS at to be determined locations in the Midwest and Southeast.

Raw materials segment

In the raw materials segment, Nucor produces DRI; brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas production operations and our industrial gas business, Universal Industrial Gases. Nucor’s raw materials investments are focused on creating an advantage for its steelmaking operations, through a global information network and a multi-pronged and flexible approach to raw materials supply.

•

Scrap recycling and brokerage operations - DJJ operates six regional scrap recycling companies across the United States that together have shredders capable of processing approximately 5,824,000 tons of ferrous scrap annually. DJJ’s scrap recycling operations use industry-leading expertise and technology to maximize metal recovery and minimize waste.

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

Our primary external customers for ferrous scrap are EAF steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills, and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2022, approximately 8% of the ferrous and nonferrous metals and scrap substitute tons we brokered and processed were sold to external customers. We consumed the balance in our steel mills.

•

Direct reduced iron operations - DRI is a substitute material for high-quality grades of scrap and pig iron. Nucor operates two DRI plants with a combined annual capacity of approximately 4,500,000 metric tons of material with world-class metallization rates and carbon content. Nucor’s wholly owned subsidiary, Nu-Iron Unlimited, is located in Trinidad and benefits from a low-cost supply of natural gas and favorable logistics for inbound iron ore and shipment of DRI to the United States. Nucor’s second DRI plant in Louisiana also benefits from favorable logistics and proximity to its steel mill customers.

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

•	Natural gas production programs - Nucor owns operating wells and leasehold interests in natural gas properties in the Piceance Basin in the Western Slope of Colorado.

Nucor’s access to a long-term, low-cost supply of natural gas is a component in the execution of Nucor’s raw material strategy. Natural gas produced by Nucor’s production operations is being sold to third parties to partially offset our exposure to changes in the price of natural gas consumed by our DRI plant in Louisiana and our steel mills in the United States.

•

Universal Industrial Gases (“UIG”) – Nucor acquired UIG in 2019 so that we would have the capability to build and operate our own air separation units (“ASU”) to serve our steel mills, providing us with an alternative to long term service contracts with outside providers. Where economies of scale and regional market conditions warrant, we can also sell excess output from these plants on a merchant basis. As of December 31, 2022, Nucor had five industrial gas plants operating, and five others at various stages of commissioning, construction, or planning.

Customers and Markets

We have a diverse customer base and are not dependent on any single customer. Our largest single customer in 2022 represented approximately 5% of sales and consistently pays within terms. Our steel mills use a significant portion of the products of the raw materials segment.

We believe that nonresidential construction is the largest end-use market that we serve. Products from our steel mills and steel products segments are used in a variety of nonresidential construction applications (e.g., commercial, industrial and infrastructure).

In recent years we have come to see our EAF-based steelmaking method, with its lower GHG intensity when compared with blast furnace technology reliant on mined or extracted virgin iron ore and coking coal, as a competitive advantage for reasons beyond its flexible, highly variable cost base. Customers are expressing greater concern for the GHG emissions in their supply chains and are prioritizing sourcing their steel requirements from EAF-based steelmakers for incorporation into their projects and products.

We have developed branded product lines to leverage this, and other advantages conferred by our specialized capabilities:

•

Our AEOSTM line of high-strength, low-alloy steel beams is one such example. AEOSTM’s benefits are increasingly recognized by Nucor’s customers in the construction sector.  These include savings in terms of construction time, weight, space and overall environmental impact.

•

Our ECONIQTM line of net zero carbon steel is another example. We launched ECONIQTM during 2021 and have found interest from customers in both the automotive and construction end-use markets. These are the two largest end-use markets for steel in the United States.

•

Our ElcyonTM line of sustainable heavy gauge steel plate product will be made specifically for America’s offshore wind energy producers. We launched ElcyonTM in January 2023 and will manufacture this product at our new plate mill in Brandenburg, Kentucky.

We have also invested in people and processes to organize more of our commercial activities around large customers and end-use markets (e.g., automotive, construction, wind energy and solar energy). We have developed dedicated teams who are tasked with developing relationships and educating decision makers in these sectors. We believe this could result in earlier and more thoughtful consideration being given to steel-based solutions from Nucor, and a better appreciation for some of our unique products and capabilities, such as AEOSTM , ECONIQTM and ElcyonTM.

General Development of Our Business in Recent Years

Consistent with our strategy to Grow the Core, Expand Beyond and Live our Culture, Nucor has invested significant capital in recent years to expand our product portfolio to include more value-added steel mill products and capabilities, improve our cost structure, enhance our operational flexibility and increase our exposure to markets with attractive growth prospects, such as datacenters, warehouses and renewable energy. These investments totaled approximately $10.25 billion over the last three years, with approximately 50% going to capital expenditures and the remainder going to acquisitions. We believe that these investments will help us deliver higher returns on invested capital and long-term growth. Further, we believe shifting our product mix to a greater proportion of value-added products will make our overall business less volatile.

In our steel mills segment, Nucor has initiated several new capital projects and an acquisition of a majority ownership position of a steel mill to support our expansion of value-added product offerings and cost-reduction strategies.

•

Nucor has completed construction of a new $352 million third generation flexible galvanizing line with an annual capacity of approximately 500,000 tons at our Nucor Steel Arkansas facility. We believe this project, combined with Nucor Steel Arkansas’ specialty cold mill that has been in operation for more than three years, position Nucor among North American EAF steelmakers to provide the high-strength, light-weight steels that are increasingly in demand from the automotive and other sectors.

•

Nucor has completed construction of its approximately $650 million investment to modernize and expand the production capability at its Gallatin flat-rolled sheet mill located in Ghent, Kentucky. The project will increase the production capability of the mill from approximately 1,600,000 tons to approximately 3,000,000 tons annually once fully online, which we expect will be in the second quarter of 2023. This enables the Gallatin mill to cast new, thicker slabs and wider coils, expanding our product capabilities into other markets.

•

Nucor has completed construction on our approximately $1.70 billion state-of-the-art plate mill in Brandenburg, Kentucky on the Ohio river. The new plate mill rolled its first plate in December 2022 and we expect to complete final commissioning and begin shipping tons to customers in the first quarter of 2023. We expect the mill to be capable of producing approximately 1,200,000 tons per year of steel plate products. With the capability to manufacture nearly all the different types of plate products consumed in the United States, we believe this mill will position Nucor as the supplier of choice in the domestic plate market. We expect domestic demand for steel plate to grow in the coming years as offshore wind farms are permitted and developed with increasing frequency. Steel plate is essential to constructing offshore wind towers, as is steel rebar.

•

In January 2022, Nucor announced that its new state-of-the-art sheet mill will be located in Mason County, West Virginia. As of February 2023, Nucor had determined that constructing the mill would require a net cash outlay of approximately $3.1 billion for the West Virginia sheet mill, an increase from its original estimate of $2.7 billion when the project was first announced. The revised $3.1 billion estimate is net of $275 million in cash proceeds received from the State of West Virginia for costs related to the site location. Factors contributing to the increased capital cost include general inflation, the acquisition of additional property and equipment, and expanded port and rail infrastructure requirements. As of February 2023, Nucor had received all required state permits and was working to secure federal permits. Construction of the new sheet mill is expected to take two to three years following receipt of all necessary permits.

Nucor Steel West Virginia (“NSWV”) is expected to have an annual production capacity of approximately 3,000,000 tons. The new mill will be equipped to produce 84-inch sheet products, and among other features, will include a 76-inch tandem cold mill and two galvanizing lines. Galvanizing capabilities will include an advanced high-end automotive line with full inspection capabilities as well as a construction-grade line. In addition to its advanced capabilities and strategic location, the new greenfield mill’s product mix is anticipated to have a significantly lower GHG intensity than competitors who have historically supplied the region.

•

In February 2022, Nucor completed its acquisition of a majority ownership position in California Steel Industries, Inc. (“CSI”) by purchasing a 50% equity ownership interest from a subsidiary of Vale S.A. (Vale) for a cash purchase price of $400 million, adjusted for net debt and working capital at closing, as well as a 1% equity ownership stake from JFE. CSI is a flat-rolled steel converter based in Fontana, California.

Our acquisition of CSI expands the reach of Nucor’s sheet mill group to the west coast of the United States and increases our exposure to more value-added sheet steel.  CSI’s product capabilities include hot rolled, pickled and oiled, cold rolled and galvanized sheet steels, as well as electric resistance welded (ERW) pipe. Its annual capacity is estimated at approximately 2,500,000 tons.

•

In April 2022, Nucor announced that it will build its new rebar micro mill, with spooling capabilities, in Lexington, North Carolina. This will be Nucor's third rebar micro mill, joining its existing micro mills in Missouri and Florida. We expect this $350 million investment to have an annual capacity of approximately 430,000 tons and we expect it to be in operation in 2024.

These mills are referred to as micro mills because they have a smaller operational footprint than our older rebar mills, as well as less productive capacity – typically about 400,000 tons per year.  This makes them suitable for regional markets and enables us to serve these markets with a logistics cost advantage relative to competitors operating from further away.  Micro mills also have a lower environmental footprint due to their smaller size and the fact that their plant design does not typically include a natural gas fired reheat furnace that is common in many steel mills.

Nucor has made strategic acquisitions in the steel products segment over the last two years. These were largely to further the Expand Beyond component of our strategy.

•

In August 2021, Nucor acquired the assets of the IMP business of Cornerstone for a cash purchase price of approximately $1.00 billion. The acquired IMP business is comprised of two industry leading brands, CENTRIA and Metl-Span. The brands are now part of the Nucor Insulated Panel group, which also includes the Company's initial IMP business, TrueCore.

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

•

In August 2021, Nucor acquired Hannibal for $370 million. Hannibal is a leading national provider of racking solutions to warehouses and serves the e-commerce, industrial, food storage and retail segments. Hannibal has manufacturing facilities in Los Angeles and Houston, as well as three distribution centers. It utilizes sheet and bar steel, as well as steel decking, wire deck and fasteners to produce its racking solutions, providing potential supply chain efficiencies with other Nucor businesses. In addition to manufacturing racking solutions, Hannibal works closely with customers during the construction and design phases of a warehouse build-out by offering turn-key services such as installation, procurement and facility integration. Hannibal also provides retrofit services to support customers’ efforts to modernize and/or repurpose existing facilities.

In April 2022, Nucor expanded its steel racking capabilities by acquiring Elite Storage Solutions for $75 million. This acquisition combined with Nucor’s initial steel racking business, Hannibal, form the NWS group.

•

In June 2022, Nucor completed the largest acquisition in its history with the purchase of CHI for approximately $3 billion. CHI is a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. Commercial overhead doors are used in warehousing and retail, areas that Nucor has focused its attention on recently through other value-added products such as insulated metal panels and steel racking solutions. It is expected that the CHI acquisition also will benefit from supply chain efficiencies due to Nucor’s recent paint line investments at its Hickman, Arkansas and Crawfordsville, Indiana sheet mills.

CHI has approximately 750 teammates across two manufacturing plants in Arthur, Illinois, and Terre Haute, Indiana, and regional warehouses located in California, Colorado, New Hampshire and New Jersey. With a highly diversified national customer network of professional garage door dealers, CHI is able to maintain minimal inventory levels and realize industry-leading fulfillment times, while providing direct delivery to customers.

Capital Allocation Strategy

Our highest capital allocation priority is to invest in our business for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, greenfield expansions and acquisitions.

Our second priority is to return capital to our stockholders through cash dividends and share repurchases. Nucor has paid $1.51 billion in dividends to its stockholders during the past three years. That dividend payout represents 8% of cash flows from operations during that three-year period. The Company repurchased $2.76 billion of its common stock in 2022 ($3.28 billion in 2021 and $39.5 million in 2020).

We intend to return at least 40% of our net income to stockholders over time via a combination of both cash dividends and share repurchases. Over the past three years, we have returned approximately 50% of our net income in this manner. At December 31, 2022, the Company had approximately $1.09 billion available for share repurchases under the currently authorized share repurchase program.

We intend to execute on our capital allocation strategy while maintaining a strong balance sheet, with relatively low financial leverage, as measured in terms of debt to total capital, as well as ample liquidity. At year-end 2022, our debt to total capital was approximately 25% and we had cash and cash equivalents, short-term investments and restricted cash and cash equivalents on hand of $4.94 billion. At the end of 2022, Nucor had the strongest credit ratings in the North American steel sector (Baa1/A-) with stable outlooks at both Moody’s and Standard & Poor’s. In January 2023, Fitch Ratings initiated coverage of Nucor and established new long-term and short-term credit ratings of A- and F1, respectively.

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

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry. The Organisation for Economic Cooperation and Development (“OECD”) estimates that global steel production overcapacity is currently more than 500,000,000 tons, with additional global capacity coming online and economic uncertainty impacting steel demand. An OECD report states that in Asia and Latin America 75 percent of the new capacity coming online between 2023 and 2025 will be blast furnace steel mills. Other regions of the world are not expected to see new blast furnace projects in those years.

China continues to be the largest steel producing country. In 2022, despite Covid-19 lockdowns and the slowest economic growth in half a century, China still produced 1.11 billion tons of steel, down slightly from its all-time record.

Circumvention of trade duties also continues to pose a risk. Besides producing over a billion tons of steel in its own country, China is investing heavily in steel production in other countries which is one way it tries to avoid being subject to trade duties. According to OECD, state-owned Chinese steel companies are involved in 13 cross-border steel investments and are part of nine joint venture investments outside of the country. Most of these projects are in Asia and Africa.

The Section 232 steel tariffs and successful trade cases have been effective in keeping unfairly traded imports out of the U.S. market. The U.S. government has reached agreements with several allied countries to replace the Section 232 tariffs on steel with a quota system. The U.S. and European Union are also negotiating the world’s first carbon-based sectoral arrangement that will restrict access to their markets for higher-emitting steel imports and countries that dump cheap imports. Other countries will be able to join if they meet criteria for restoring market orientation and reducing trade in high-carbon steel and aluminum products.

During the year, sunset review hearings kept in place antidumping (AD) and countervailing duties (CVD) orders on corrosion-resistant, cold-rolled and hot-rolled steel products from several countries. These trade remedy orders play a key role in allowing the American steel industry to compete on a level playing field against unfairly traded imports, and the sunset reviews have left the orders almost entirely in place.

In December of 2022, the World Trade Organization (WTO) ruled that the Section 232 tariffs violated U.S. WTO commitments. The U.S. government strongly disagrees with the ruling and is appealing. Imports of finished steel in 2022 were up approximately 11% from 2021 levels and accounted for approximately 24% of U.S. market share.

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

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $2.33 billion and $3.79 billion at December 31, 2022 and 2021, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from other Nucor businesses. Nucor’s backlog of orders in the steel products segment was approximately $6.65 billion and $8.12 billion at December 31, 2022 and 2021, respectively. The majority of these orders are expected to be filled within one year. Order backlog within our raw materials segment is not meaningful because the vast majority of the raw materials that segment produces are used internally.

Sources and Availability of Raw Materials

An ample supply of high-quality scrap and scrap substitutes is critical to support Nucor’s ability to produce high-quality steel. Nucor’s raw materials segment safely produces, sources, trades and transports steelmaking raw materials. Nucor’s raw materials investments are focused on creating an advantage for our steelmaking operations, through a global information network and flexible approach to metallics supply.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average cost of scrap and scrap substitutes used in our steel mills segment increased 5% from $469 per gross ton used in 2021 to $492 per gross ton used in 2022. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce one ton of steel. Depending on the market conditions at the time, variable steel pricing mechanisms may be implemented to assist Nucor in maintaining operating margins and in meeting our customer commitments during periods of rapidly changing scrap and scrap substitute costs.

For more than a decade, Nucor has focused on securing access to low-cost raw material inputs as they are the Company’s largest expense. We believe Nucor’s broad, balanced supply chain is an important strength which allows us to reduce the cost of our steelmaking operations, create a shorter supply chain and have greater optionality over our metallic inputs. Our investment in DRI production facilities and scrap yards, as well as our access to international raw materials markets, provides Nucor with significant flexibility in optimizing our raw material costs. Additionally, having a significant portion of our raw materials supply under our control minimizes risk associated with the global sourcing of raw materials, particularly since a good deal of scrap substitutes comes from regions of the world that have historically experienced greater political turmoil, such as Ukraine, Russia and Brazil. We believe the continued successful implementation of our raw material strategy, including key investments in DRI production, as well as in the scrap brokerage and processing services performed by our team at DJJ, gives us greater control over our metallic inputs and thus helps us mitigate the risk of significant fluctuations in the availability and costs of critical inputs.

DJJ acquires ferrous scrap from numerous sources, including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. In recent years, we have developed closed loop recycling programs with some of our larger manufacturing customers, through which we are able to reliably source more high purity prime scrap while reducing the waste inherent in our customers’ operations. During 2022, we sourced approximately 0.8 million tons of prime scrap from these programs.

We purchase pig iron as needed primarily from overseas sources. We received over 1,500,000 gross tons of pig iron in 2022. Our DRI plants in Trinidad and Louisiana have respective annual production capacities of approximately 2,000,000 and 2,500,000 metric tons. The primary raw material for our DRI facilities is pelletized iron ore, which we purchase from various international suppliers.

The primary raw material for our steel products segment is steel produced by Nucor’s steel mills.

Energy Consumption and Costs

Steel manufacturing is considered an energy-intensive, trade exposed industry. As a result, we continuously strive to make our operations in all three of our business segments more energy efficient. In addition, we proactively engage with suppliers, regulators and other energy industry participants to ensure the continued domestic availability of reliable, low-cost sources of energy in various forms.

Our steelmaking operations utilize EAFs for 100% of their production. The total energy consumed by Nucor includes electricity, natural gas, oxygen and carbon raw material inputs. For the scrap melting process, electricity is the primary energy source, with natural gas combustion serving as the fuel for reheat furnaces and other pre-heating operations. Our DRI facilities in Trinidad and Louisiana are also large consumers of natural gas.

The availability and prices of electricity and natural gas are influenced by many factors, including changes in supply and demand, the regulatory environment and pipeline/transmission infrastructure.

We use a variety of strategies to manage our exposure to price risk of natural gas, including cash flow hedges, as well as our owned natural gas drilling operations. In addition to the currently producing wells in the Piceance Basin, Nucor owns leasehold interests in natural gas properties in the South Piceance Basin, in the Western Slope of Colorado. To support Nucor’s operating wells and potential future well developments on these properties, Nucor has entered into long-term agreements directly with third-party gathering and processing service providers. Natural gas produced by Nucor’s drilling operations is being sold to partially offset our exposure to changes in the price of natural gas consumed by our DRI plant in Louisiana, and by our steel mills in the United States. Nucor has full discretion on its participation in all future drilling capital investments, however, in the fourth quarter of 2022 we decided that it is unlikely that we will develop the remaining portions of our unproved oil and natural gas properties.

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

Reducing Greenhouse Gas Emissions

GHG emissions by the energy sector have received an increasing amount of attention in recent years, as more people become concerned that these emissions may be a significant contributor to climate change. This has led to increasing support for, and investment in, low or zero carbon energy generation technologies such as solar, wind and nuclear. As a result, the development of these technologies has accelerated, and in many cases, they are now cost competitive with traditional, fossil fuel-based power generation. We believe that this ongoing diversification of power generation technologies is fundamentally positive, but without careful planning and investment there is some risk to the reliability of the domestic power grid as this transition continues. In particular, legacy fossil fuel-based assets will remain essential for some time to come and the U.S. transmission grid is broadly in need of substantial upgrades to take full advantage of these newer, more intermittent power sources.

In July 2021, we announced a commitment to lower the GHG emissions intensity from our steel mill operations by 35% in 2030, measured against a 2015 baseline - the year the Paris Climate Agreement was adopted.  As a result, Nucor’s GHG intensity in 2030 is expected to be 77% less than the global average when the target was set.  We expect to achieve these goals with a multi-pronged approach that includes utilization of renewable energy, carbon substitutes, more efficient operations and carbon sequestration.

  In 2020 and 2021, we entered into three Virtual Power Purchase Agreements (“VPPAs”). Under each VPPA, we agreed to purchase for a fixed price a portion of the output of both solar and wind renewable power projects being developed in the United States. The VPPAs will be settled financially on a monthly basis. We have undertaken these initiatives to support the ongoing transition of the U.S. power grid to a greater reliance on renewable power. As part of these arrangements, we will also receive Renewable Energy Credits (“RECs”) commensurate with the power we purchase. These RECs can be applied against a portion of our GHG emissions, enabling us to receive credit for reducing them. The pay fixed, received floating nature of this arrangement also offsets a portion of our exposure to higher prices for electricity over the life of the contract. One VPPA started delivering RECs to us in June 2021, one project was terminated and the other VPPA has been delayed as a result of supply chain disruptions, permitting delays and interconnection uncertainty.  We continue to evaluate and consider similar additional transactions.

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

Nucor operates a robust and sustainable environmental program that incorporates the concept of each individual teammate, as well as management, being responsible for environmental performance. All steel mills that have been owned and operated by Nucor for over five years are ISO 14001 certified. Achieving ISO 14001 certification requires Nucor’s steel mills to implement an environmental management system with measurable targets and objectives, such as reducing the use of oil and grease and minimizing electricity use.

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

As it relates to air emission rates, EAFs are the most efficient and cleanest steel making process commercially available today. In comparison to blast furnaces, EAF emissions of sulfur oxides, particulate matter and GHGs per ton of steel are significantly less than integrated steelmaking operations utilizing blast furnaces. Operating EAFs instead of blast furnaces is a proven air quality improvement strategy.  In addition, each of our steel mills operates air pollution control devices (baghouses) to collect and capture particulate emissions (“EAF dust”) from the steelmaking process.  We strive to maintain compliance with all applicable CAA requirements.

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

Because Nucor has historically implemented environmental practices that have resulted in the responsible disposal of waste materials, Nucor is also not presently considered a major contributor to any major cleanups under the CERCLA for which Nucor has been named a potentially responsible party. Nucor regularly evaluates these types of potential liabilities and, if appropriate, maintains reserves appropriate to remediate the identified liabilities. Under the RCRA, private citizens may also bring an action against the operator of a regulated facility for potential damages and payment of cleanup costs. Nucor believes that its system of internal evaluation and due diligence provides reasonable assurance as to these types of potential liabilities so that compliance with these regulations will not have a material adverse effect on our results of operations, cash flows or financial condition beyond that already reflected in the reserves established for them.

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

Capital expenditures at our existing facilities that are associated with environmental regulation compliance for 2022 and 2023 are estimated to be less than $100 million per year.

Human Capital Resources

Culture, Organization and Compensation

We consider our teammates the most important part of Nucor and believe that our culture—and the encouragement that we provide to our teammates to “grow the core; expand beyond; and live our culture” —provides us with a competitive advantage. Our culture’s key principles are: Safety First, Trust, Open Communications, Teamwork, Community Stewardship and Results.

Nucor has a simple, streamlined organizational structure that allows our teammates to make quick decisions and innovate. Our organization is also highly decentralized, with most day-to-day operating decisions made by our division general managers and their teams. With more than 31,000 teammates, fewer than 200 work in our principal executive offices in Charlotte, North Carolina. By empowering our teammates, our goal is to foster an entrepreneurial mindset, along with a strong sense of personal responsibility and a culture of accountability. This empowerment is reinforced by our compensation policies (see discussion on “Pay for Performance” in Our Teammates, Compensation, Training & Development section below) to drive results and contribute to our success.

Teammate input is essential for us to maintain our culture of empowering teammates to make operational decisions. Aside from our practice of everyday open communication, we periodically ask our teammates to formally provide feedback. Since 1986, we have asked our teammates to complete a comprehensive survey in order to gather feedback on a range of topics, including matters relating to the effectiveness of our culture. We view the survey as an important tool in continually improving our company and ensuring our teammates remain engaged and satisfied. This survey is conducted every three years, the last of which was conducted in 2022. In the most recent survey, 89% of the responses were favorable in the category of “Satisfaction & Commitment.” The overall percentage of negative responses in the most recent survey has dropped by 25 percentage points since the survey began in 1986. The next survey will be conducted in the summer of 2025. Teammates of certain previously acquired businesses – most notably Harris, which accounted for approximately 15% of our workforce as of December 31, 2022 – complete a comparable survey that has also shown an improving trend over time.

Safety, Diversity, Equity and Inclusion

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

Nucor calculates the annual Injury/Illness Rate by dividing the number of work-related injuries and illnesses by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year.  In 2022, we achieved an annual Injury/Illness Rate of 0.95, which marks the safest year in the Company’s history. This marks an improvement over our annual Injury/Illness Rate of 1.04 in 2021, which was the Company’s previous record.

Nucor uses the DART Case Rate to assess and manage the risk of serious injury in the workplace.  Nucor calculates the annual DART Case Rate by dividing the number of cases resulting in days away from work, restricted work activity and/or job transfers by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year.  In 2022, we achieved an annual DART Case Rate of 0.43 (0.50 in 2021).

Since 1998, Nucor has used the President’s Safety Award to recognize divisions that achieve strong records of safety performance based on objective metrics. The President’s Safety Award has the following three levels: Platinum, which is awarded to divisions with zero recordable illnesses or injuries; Gold, which is awarded to divisions that have an Illness/Injury Rate below 0.6 and a DART Case Rate below one-third of the national average for their NAICS code; and Silver, which is awarded to divisions that achieve one-third the national average on Illness/Injury Rate and DART Case Rate. In 2022, 20 divisions achieved the Platinum level award, 17 divisions achieved the Gold level award and 21 divisions achieved the Silver level award. Nucor also has 24 OSHA Voluntary Protection Program Sites, OSHA’s highest level of recognition.

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

We believe, however, that Safety is about more than just avoiding injuries. At Nucor, safety means making sure our teammates feel safe, welcome and valued when they come to work each day. We are accelerating our diversity, equity and inclusion efforts with the objective of ensuring that each teammate feels a sense of belonging at Nucor. By creating an inclusive workplace, we believe we will attract top talent and achieve greater diversity in our workforce and leadership, which will make Nucor a stronger company. Over the past two years, approximately 35% of Nucor teammates hired or promoted to the Manager or General Manager level were diverse.

Some of the initiatives focused on inclusion, equity and diversity we have launched include:

•	Conducting focused discussion groups to share experiences of the workplace and the effects of race and gender;
•	Taking feedback onboard to enhance training and development;
•	Webcasts by diverse senior leaders sharing their career progression and life experiences

•	Increasing focus and intensity of engagement with supportive external partners, such as:
•	National Society of Black Engineers;
•	Society of Women Engineers;
•	National Society of Hispanic Professional Engineers;
•	INROADS (non-profit focused on addressing the lack of diversity in corporate America)
•	Tuskegee University; and
•	Purdue University’s Women in Engineering Program and Minorities in Engineering Program.
•	More proactive senior executive support for career development opportunities for diverse employees.

Our Teammates - Compensation, Training & Development

Nucor had approximately 31,400 teammates as of December 31, 2022.  The vast majority of our teammates are located in the United States, with only a small number of teammates located outside of North America. Our operations are highly automated, allowing us to take advantage of lower employment costs while still providing our teammates with compensation that we believe is highly competitive as compared to businesses in our industry. At Nucor, we believe in “Pay-for-Performance.”  Nucor teammates typically earn a significant part of their compensation based on their productivity. Production teammates work under group incentives that provide increased earnings for increased production. This additional incentive compensation is paid weekly in most cases. Nucor has also historically contributed 10% of earnings before federal taxes to a profit sharing plan for the majority of teammates below the officer level. We believe such compensation practices incentivize our workforce and reinforce our culture. For 2022, this profit sharing contribution, was the largest in our history and amounted to approximately $862 million. We expect that the profit sharing contribution in 2023 will be the largest in our history, and expect to contribute approximately $959 million in March 2023.

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

More information about our social strategies, including our Equal Employment Opportunity EEO-1 report, can be found at www.nucor.com/esg.

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

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry. The OECD estimates that global steel production overcapacity currently more than 500,000,000 tons, with additional capacity expected to come online over the next few years.  China continues to be a significant contributor to excess steelmaking capacity, producing more than 1 billion tons of steel in each of the past three years, despite slower economic growth and the impact of the Covid-19 pandemic. China is also investing in new steelmaking capacity in several countries in southeast Asia and Africa.

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

In March 2018, the President signed a proclamation imposing a 25% tariff or quota limits on all imported steel products for an indefinite period of time under Section 232. The tariff or quota limits are imposed on all steel imports with the exception of steel imports originating from Australia, Canada and Mexico. During 2022, the current administration converted the tariff on steel imports from the European Union, United Kingdom and Japan to a tariff rate quota. In December of 2022, the World Trade Organization (WTO) ruled that the Section 232 tariffs violated U.S. WTO commitments. The U.S. government strongly disagrees with the ruling and is appealing. When the Section 232 or other import tariffs, quotas or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations are capital intensive. For the three-year period ended December 31, 2022, our total capital expenditures were approximately $5.18 billion. Our business requires substantial expenditures for routine maintenance. We also recently announced substantial capital projects that we expect will increase production capacity, increase the efficiency of our operations and enhance our product offerings. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds, short-term commercial paper issuances, offerings of our debt securities or from borrowings under our $1.75 billion unsecured revolving credit facility, we cannot guarantee that this will be the case. Additional acquisitions, increases in interest rates or unforeseen events could require financing from additional sources.

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

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries, such as the commercial construction, energy, metals service centers, appliance and automotive industries. As a result, downturns in the U.S. economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. The U.S. economy has experienced a strong recovery from the conditions experienced at the onset of the COVID-19 pandemic, but new variants of COVID-19 and the continued abatement of the COVID-19 pandemic, related labor shortages and supply chain disruptions, new or proposed legislation related to governmental spending, inflation and increases in interest rates have impacted, and are expected to continue to impact, economic growth. Even with this economic recovery, challenges from global production overcapacity in the steel industry and ongoing uncertainties, both in the United States and in other regions of the world, remain.

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

We rely to an extent on outside vendors to supply us with key consumables such as graphite electrodes and raw materials, including both scrap and scrap substitutes that are critical to the manufacture of our steel products. The raw material required to produce DRI is pelletized iron ore. Although we have vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also by acquiring our scrap processing and brokerage operations (“DJJ”) in 2008, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States and internationally. Although we believe that the supply of scrap and scrap substitutes will remain adequate to operate our facilities, prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap, scrap substitutes and iron ore demands of our global competitors, as well as volatility in currency rates and political conditions.  For example, when Russia invaded the eastern regions of Ukraine in February of 2022, we stopped all ordering of pig iron (a scrap substitute) from Russia and the supply of global pig iron was severely disrupted due to the concentration of pig iron supply in Russia and Ukraine. This had a material impact on pig iron pricing, an indirect impact on pricing of other raw materials and caused volatility in raw materials markets for much of 2022.

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

As a carbon steel producer, Nucor could be increasingly affected both directly and indirectly by new or changing carbon policy decisions and mandates. Carbon is an essential raw material in Nucor’s steel production processes. Furthermore, Nucor steel mills use significant amounts of electricity as all of its mills utilize EAFs for 100% of their steel melting operations and the decarbonization of electricity generation may lead to high power costs and decreased reliability. Significant changes to the regional power grids serving our steel mills and/or new rulemaking or legislation affecting the operation of these power grids could have a material adverse impact on our results of operations, financial condition and cash flows.

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

In addition to the above mentioned statutes, certain revisions to National Ambient Air Quality Standards, as well as the actions/decisions of environmental regulators, could make it significantly more difficult for us to obtain construction permits and permits to expand existing operations.  Resulting cancellations, delays or unanticipated costs to these projects could negatively impact our ability to generate expected returns on our investments. These regulations can also increase our cost of energy, primarily electricity, which we use extensively in the steelmaking process.  We may in the future incur substantially increased costs complying with such regulations, particularly if federal regulatory agencies were to change their enforcement posture with respect to such regulations.

Emerging customer preferences for greater product transparency and less GHG intensive materials may put us at a competitive disadvantage or reduce demand for our products.

The federal government and numerous states are considering establishing requirements for Environmental Product Declarations (“EPDs”) to evaluate environmental impacts of products. California has enacted the “Buy Clean California Act” and California has established Global Warming Potential (GWP) benchmarks through EPDs for certain materials, including certain steel products.  EPD legislation has caused Nucor to incur additional costs and has the potential to put domestic steel manufacturers at a disadvantage to foreign competitors unless standardized mechanisms are used to fully evaluate products produced by foreign steel producers.

General Risk Factors

The COVID-19 pandemic, as well as similar epidemics and other public health emergencies in the future, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operations expose us to risks associated with pandemics, epidemics and other public health emergencies, such as the COVID-19 pandemic. The COVID-19 pandemic has had and may have further negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins or impact demand for our steel products, including as a result of preventative and precautionary measures that we, other businesses and governments have taken or may take in the future. The COVID-19 pandemic and governmental actions in response have adversely affected the economies of many countries and caused periodic disruption to and increased volatility in financial markets. The progression of the COVID-19 pandemic, including due to new variants of COVID-19, could also negatively impact our business or results of operations through the temporary closure of our operating facilities or those of our customers or suppliers.

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

The steelmaking business is subject to numerous inherent risks, particularly unplanned events such as explosions, fires, other accidents, natural disasters such as floods, hurricanes or earthquakes, critical equipment failures, acts of terrorism, inclement weather and transportation interruptions. While our insurance coverage could offset a portion of the losses relating to some of those types of events, our results of operations and cash flows could be adversely impacted to the extent that any such losses are not covered by our insurance, or that there are significant delays in resolving our claims with our insurance providers.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own most of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Fontana, California	4,020,000	Flat-rolled steel
Hickman, Arkansas	2,730,000	Flat-rolled steel
Blytheville, Arkansas	2,700,000	Structural steel
Berkeley County, South Carolina	2,370,000	Flat-rolled steel, structural steel
Decatur, Alabama	2,000,000	Flat-rolled steel
Crawfordsville, Indiana	1,880,000	Flat-rolled steel
Norfolk, Nebraska	1,530,000	Steel shapes
Hertford County, North Carolina	1,350,000	Steel plate
Plymouth, Utah	1,290,000	Steel shapes
Ghent, Kentucky	1,260,000	Flat-rolled steel
Jewett, Texas	1,170,000	Steel shapes
Darlington, South Carolina	980,000	Steel shapes
Kankakee, Illinois	840,000	Steel shapes
Memphis, Tennessee	700,000	Steel shapes
Seattle, Washington	660,000	Steel shapes
Tuscaloosa, Alabama	600,000	Steel plate
Auburn, New York	510,000	Steel shapes
Jackson, Mississippi	490,000	Steel shapes
Longview, Texas	430,000	Steel plate
Marion, Ohio	430,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Sedalia, Missouri	360,000	Steel shapes
Frostproof, Florida	350,000	Steel shapes
Birmingham, Alabama	310,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,150,000	Joists, deck, cold finished bar
Arthur, Illinois	1,070,000	Overhead doors
St. Joe, Indiana	1,010,000	Joists, deck, fastener
Brigham City, Utah	1,000,000	Joists, cold finished bar, building systems
Grapeland, Texas	810,000	Joists, deck
Chemung, New York	560,000	Joists, deck
Marseilles, Illinois	550,000	Steel tube
Florence, South Carolina	540,000	Joists, deck
Birmingham, Alabama	480,000	Steel tube
Fort Payne, Alabama	470,000	Joists, deck
Decatur, Alabama	470,000	Steel tube
Louisville, Kentucky	440,000	Steel tube
Trinity, Alabama	380,000	Steel tube
Eufaula, Alabama	360,000	Building systems
Chicago, Illinois	350,000	Steel tube
Waterloo, Indiana	350,000	Building systems

In the steel products segment, we have 92 operating facilities, excluding the locations listed above, in 38 states with 29 operating facilities in Canada and two in Mexico. Our subsidiary, Harris Steel Inc., also operates multiple sales offices in Canada and certain other foreign locations. The steel products segment also includes Skyline Steel, LLC, our steel foundation distributor. Hannibal Industries, Inc., which we acquired during 2021, has leased square footage of approximately 630,000 square feet in Los Angeles, California, and has leased square footage of approximately 420,000 square feet in Houston, Texas.

In the raw materials segment, we have 93 operating facilities in 22 states with one operating facility in Point Lisas, Trinidad. For our DRI facilities in Trinidad and Louisiana, a significant portion of the production process occurs outdoors. The Trinidad site, including leased land, is approximately 1.9 million square feet. The Louisiana site has approximately 174.2 million square feet of owned land with buildings that total approximately 72,500 square feet. DJJ has 88 operating facilities in 21 states along with multiple brokerage offices in the United States and certain other foreign locations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments in 2022 were approximately 77%, 74% and 68% of production capacity, respectively.

We also own our principal executive offices in Charlotte, North Carolina.

Item 3.	Legal Proceedings.

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

Information About Our Executive Officers

The following is a description of the names and ages of the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each person’s principal occupation or employment during the past five years. Each executive officer of Nucor is elected by the Board of Directors and holds office from the date of election until removed by the Board.

Allen C. Behr (49), Executive Vice President of Plate and Structural Products, was named EVP in May 2020. Mr. Behr began his career with Nucor in 1996 as Design Engineer at Nucor Building Systems-Indiana and joined the start-up team at Nucor Building Systems-Texas in 1999. In 2001, he became the Engineering Manager at Nucor Building Systems-South Carolina and was promoted to General Manager in 2008. Mr. Behr became the General Manager of Vulcraft-South Carolina in 2011 and was promoted to Vice President in 2012. He was promoted to President of the Vulcraft/Verco group in 2014 and he served as General Manager of Nucor Steel-Texas from 2017 to 2019.

Noah Hanners (43), Executive Vice President of Raw Materials, became EVP in January 2023. Mr. Hanners began his career with Nucor in 2011 as Melt Shop Engineer at Nucor Steel South Carolina. He next served as Shift Supervisor and was then promoted to Melt Shop Manager at Nucor Steel Auburn, Inc. Mr. Hanners later served as General Manager of Nucor Tubular Products and General Manager of Nucor Steel Kankakee, Inc. and was promoted to Vice President in 2019. He served as the Vice President and General Manager of The David J. Joseph Company from 2019 to 2022.

John Hollatz (47), Executive Vice President of Bar, Engineered Bar, and Rebar Fabrication Products, was named EVP in May 2022. Mr. Hollatz began his career at Nucor in 1999 as Design Engineer at Vulcraft Indiana and then served as Sales Engineer and Sales Manager at Vulcraft Nebraska. Mr. Hollatz later served as General Manager of Nucor Building Systems South Carolina, General Manager of Vulcraft Indiana, and President of the Vulcraft/Verco group. He was promoted to Vice President and General Manager of Nucor Steel Decatur, LLC in 2016.

Douglas J. Jellison (64), Executive Vice President of Strategy, was named EVP in January 2021. Mr. Jellison began his Nucor career in 1990 as Materials Manager at Nucor Bearing Products and has worked in various positions and businesses in his more than 30 years with Nucor, including several controller and business development roles. Mr. Jellison was promoted to Vice President in 2004 and served as General Manager of Nucor Bearing Products, Nucor Steel Seattle, Inc. and Nucor-Yamato. He then served as President of Nucor Tubular Products and most recently as President of Nucor’s steel piling subsidiary, Skyline Steel LLC.

Stephen D. Laxton (52), Chief Financial Officer, Treasurer, and Executive Vice President, became CFO in March 2022. Mr. Laxton began his career at Nucor in 2003 as General Manager of Business Development and was promoted to Vice President in 2014. Prior to joining Nucor, Mr. Laxton worked for Cinergy Corp., holding various positions including Director of Asset Management and Manager of Corporate Development. Prior to Cinergy, he held various financial roles with Ashland, Inc., North American Stainless and National City Bank.

Gregory J. Murphy (59), Executive Vice President of Business Services and General Counsel, was named EVP in January 2021. Mr. Murphy began his Nucor career in 2015 as Vice President and General Counsel.  In 2020, he assumed additional responsibilities and was named General Counsel and Vice President of Legal, Environmental and Public Affairs. Prior to joining Nucor, Mr. Murphy was a Partner with the law firm of Moore & Van Allen PLLC, where he was the team leader of the Litigation Practice Group and served for a decade on the firm’s Executive Committee.

Daniel R. Needham (57), Executive Vice President of Commercial, was named EVP in May 2022. Mr. Needham began his career with Nucor in 2000 as Controller at Nucor Steel Hertford County. He subsequently served as Controller of Nucor Steel Decatur, LLC and Nucor Steel Utah. In 2011, Mr. Needham became General Manager of Nucor Steel Connecticut, Inc. He later served as General Manager of Nucor Steel Utah and was elected Vice President in 2016. In 2019, Mr. Needham was promoted to Vice President and General Manager of Nucor Steel Indiana. He served as the Executive Vice President of Bar, Engineered Bar and Rebar Fabrication Products from February 2021 to May 2022.

K. Rex Query (57), Executive Vice President of Sheet and Tubular Products, was named EVP in January 2021. Mr. Query joined Nucor in 1990 as a financial analyst in the Corporate Office and subsequently served as Controller at Vulcraft South Carolina, Nucor Steel Berkeley and Nucor Steel Hertford. After serving as General Manager and Corporate Controller, Mr. Query was elected to Vice President in 2002 and served as General Manager at Nucor Steel Auburn, Inc., Nucor Steel Decatur, LLC, Nucor Steel South Carolina and NCF as well as President of Nucor Europe. Most recently, Mr. Query served as President of Nucor’s Vulcraft/Verco group. Mr. Query is married to the sister of Mr. Topalian’s wife.

David A. Sumoski (56), was named Chief Operating Officer, in January 2021. He previously served as Executive Vice President from 2014 to 2020, most recently as EVP of Merchant and Rebar Products. He also served as General Manager of Nucor Steel Memphis, Inc. from 2012 to 2014 and as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012. Mr. Sumoski was named Vice President in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

Leon J. Topalian (54), has served as President and Chief Executive Officer since January 2020 and as Chair of the Board of Directors since September 2022. He previously served as President and Chief Operating Officer from September 2019 to December 2019, as Executive Vice President of Beam and Plate Products from 2017 to 2019 and as Vice President of Nucor from 2013 to 2017. He began his Nucor career at Nucor Steel-Berkeley in 1996, serving as a project engineer and then as cold mill production supervisor. Mr. Topalian was promoted to Operations Manager for Nucor’s former joint venture in Australia and later served as Melting and Casting Manager at Nucor Steel-South Carolina. He then served as General Manager of Nucor Steel Kankakee, Inc. from 2011 to 2014 and as General Manager of Nucor-Yamato from 2014 to 2017. Mr. Topalian is married to the sister of Mr. Query’s wife.

D. Chad Utermark (54), Executive Vice President of New Markets and Innovation, was named EVP in 2014. He previously served as General Manager of Nucor-Yamato from 2011 to 2014 and as General Manager of Nucor Steel-Texas from 2008 to 2011. He was named Vice President of Nucor in 2009. Mr. Utermark began his Nucor career as a utility operator at Nucor Steel-Arkansas in 1992, subsequently serving as shift supervisor and Hot Mill Manager at that division as well as Roll Mill Manager at Nucor Steel-Texas.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “NUE.” As of January 31, 2023, there were approximately 12,000 stockholders of record of our common stock.

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2022 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2, 2022—October 29, 2022	1,826	$122.05	1,826	$1,266,670
October 30, 2022—November 26, 2022	1,034	$138.26	1,034	$1,123,698
November 27, 2022—December 31, 2022	230	$160.07	230	$1,086,921
For the Quarter Ended December 31, 2022	3,090		3,090

(1)	Includes commissions of $0.84 per share.
(2)

On December 2, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $2.00 per share in 2022 compared with $1.62 per share in 2021. In December 2022, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.51 per share from $0.50 per share. In February 2023, the Board of Directors declared Nucor’s 200th consecutive quarterly cash dividend of $0.51 per share payable on May 11, 2023 to stockholders of record on March 31, 2023.

See Note 16 to the Company’s consolidated financial statements for a discussion regarding securities authorized for issuance under the Company’s stock-based compensation plans.

Stock Performance

This graphic comparison assumes the investment of $100 in each of Nucor common stock, the S&P 500 Index and the S&P 1500 Steel Index, all at year-end 2017. The resulting cumulative total return assumes that cash dividends were reinvested. Nucor common stock comprised 36% of the S&P 1500 Steel Index at year-end 2022 (36% at year-end 2017).

250
200
150
100
50
dollars
2017
2018
2019
2020
2021
2022
STOCK PERFORMANCE
Nucor Corporation
S&P 500 Index
S&P 1500 Steel Group Index

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Nucor Corporation should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses our financial condition and results of operations as of and for the years ended December 31, 2022 and 2021. Information concerning the year ended December 31, 2021 and a comparison of the years ended December 31, 2021 and 2020 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Overview

The U.S. economy grew at a slower rate in 2022 – 2.1 percent – compared 5.9 percent the prior year. Steel market demand in 2022 remained strong across many of the end markets we serve, particularly nonresidential construction. Operating rates at our steel mills for the full year 2022 decreased to 77% as compared to 94% for the full year 2021.

Actions taken by Congress during the past two years are providing more than $1.5 trillion to rebuild traditional infrastructure, build-out clean energy infrastructure and re-shore semiconductor chip manufacturing back to the United States. These are steel-intensive projects that are expected to create millions of tons of additional steel demand. Funding from the Infrastructure Investment & Jobs Act (IIJA) will begin to make a significant impact in the market in 2023, and the CHIPS Act has already generated announcements for 40 new semiconductor ecosystem projects in the U.S. representing nearly $200 billion in private investments across 16 states. Strong Buy America requirements in the IIJA and the Inflation Reduction Act will ensure domestically produced steel is used to rebuild U.S. infrastructure and build-out new clean energy infrastructure. Approximately 50% of Nucor products are shipped into the construction market, and Nucor’s lower carbon footprint is expected to provide an additional advantage as states and localities look to rebuild infrastructure in a sustainable manner.

Our Challenges and Risks

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry, with the OECD estimating that global steel production overcapacity is currently more than 500,000,000 tons. However, additional capacity continues to come online and China’s steel production, the largest steel producing country, is still near record levels. In 2022, China’s steel production was 1.1 billion tons compared to 1.13 billion tons the previous year. Circumvention of trade duties also continues to pose a risk, as countries route products through third-party countries to evade duties. Increasingly, China is seeking to evade trade duties by building new steelmaking capacity in other countries with a focus on neighboring countries in southeast Asia, as well as Africa.

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

Although the majority of our steel sales are to spot market customers in North America who place their orders each month based on their business needs and our pricing competitiveness compared to both domestic and global producers and trading companies, we also sell contract tons, most notably in our sheet operations. Approximately 85% of our sheet sales were to contract customers in 2022 (approximately 80% in 2021), with the balance being sold in the spot market at the prevailing prices at the time of sale. Steel contract sales outside of our sheet operations are not significant. The amount of tons sold to contract customers at any given time depends on the overall market conditions at the time, how the end-use customers see the market moving forward and the strategy that Nucor management believes is appropriate to the upcoming period.

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

Our Strengths and Opportunities

We are North America’s most diversified steel producer. As a result, our short-term performance is not tied to any one market. We have numerous, large, strategic capital projects at various stages of progress that we believe will help us further diversify our product offerings and expand the markets that we serve. We expect these investments to grow our long-term earnings power by increasing our channels to market, expanding our product portfolio into higher value-added offerings, improving our cost structure and further building upon our market leadership positions.

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

Evaluating Our Operating Performance

We report our results of operations in three segments: steel mills, steel products and raw materials. Most of the steel we produce in our mills is sold to outside customers (78% in 2022 and 79% in 2021), but a significant percentage is used internally by many of the facilities in our steel products segment (22% in 2022 and 21% in 2021).

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

Evaluating Our Financial Condition

We evaluate our financial condition each reporting period by focusing primarily on the amounts of and reasons for changes in cash provided by operating activities, our current ratio, the turnover rate of our accounts receivable and inventories, the amounts of and reasons for changes in cash used in or provided by investing activities (including projected capital expenditures) and financing activities and our cash and cash equivalents and short-term investments position at period end. We believe that our conservative financial practices have served us well in the past and are serving us well today. As a result, we believe our financial position remains strong.

Comparison of 2022 to 2021

Results of Operations

Nucor reported consolidated net earnings of $7.61 billion, or $28.79 per diluted share, in 2022, making it the most profitable year in the Company’s history. This is the second year in a row that Nucor has reported record annual earnings, surpassing the previous record of $6.83 billion, or $23.16 per diluted share, in 2021.

The increase in earnings in 2022 as compared to 2021 was primarily driven by the increase in profitability of the steel products segment. The steel products segment set a new record for earnings in 2022, as the earnings before income taxes and noncontrolling interests for the segment more than tripled the previous record set in 2021. Average sales price per ton increased significantly for the segment in 2022 as compared to 2021 and volumes increased slightly. The largest driver of the increase in the segment’s earnings was the increased profitability of our joist and deck businesses, due to strong demand in nonresidential construction markets.

Following a record-setting 2021, the earnings of the steel mills segment decreased in 2022 as the segment’s volumes decreased in 2022 as compared to 2021. The primary driver for the decrease in steel mill segment earnings was the decreased profitability of our sheet mills in 2022 compared to 2021, which more than offset the improved profitability of our bar, structural and plate mills over the same period. After experiencing increases in higher average selling prices in each quarter of 2021, average selling prices for the sheet group decreased in every quarter of 2022 due to some softening in demand for sheet products and increased imports, particularly in the first half of 2022. Average selling prices for the bar, structural and plate mills improved in 2022 as compared to 2021, though volumes decreased. Scrap and scrap substitute costs were volatile during 2022, as the conflict in Ukraine disrupted supply chains and caused raw material prices to spike in the first half of the year, but dissipated during the second half of 2022. The steel mills segment’s earnings also was decreased due to higher conversion costs, as utilization rates decreased for the segment in 2022 (77% in 2022 compared to 94% in 2021), and increased electricity, natural gas, labor and consumables (e.g., alloys, electrodes) costs caused by inflation. Despite the decrease in the earnings of the steel mills segment in 2022 as compared to the segment’s record-setting 2021, we believe that 2022 was another strong year for the steel mills segment.

Earnings in the raw materials segment decreased in 2022 as compared to 2021. Our DJJ brokerage and scrap processing had decreased profitability in 2022 as compared to 2021 that was driven by lower volumes. Our DRI facilities experienced increased profitability in 2022 as compared to 2021, as the conflict in Ukraine that began in the first quarter of 2022 disrupted global supply chains, resulting in volatility and higher selling prices for raw materials, particularly in the first half of the year. Also contributing to the decrease in raw materials segment earnings in 2022 as compared to 2021 was the $96.0 million write-off of our leasehold interest in unproved oil and gas properties in the fourth quarter of 2022 when the Company’s management decided that it was unlikely to develop the leasehold interests in the future. In 2021, the Company wrote off $42.0 million related to a portion of the leasehold interests in unproved oil and gas properties that the Company decided it would not commence development by the contractually stated deadline for that portion. (Refer to Note 7 of the Consolidated Financial Statements for more information related to these write-offs).

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in 2022 as compared to 2021.

Net Sales

Net sales to external customers by segment for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	% Change
Steel mills	$24,189,858	$24,145,396	-
Steel products	15,060,328	9,727,943	55%
Raw materials	2,262,281	2,610,600	-13%
Total net sales to external customers	$41,512,467	$36,483,939	14%

Net sales for 2022 increased 14% from the prior year. Average sales price per ton increased 26% from $1,292 in 2021 to $1,626 in 2022. Total tons shipped to outside customers decreased 10% from 28,247,000 tons in 2021 to 25,524,000 tons in 2022.

In the steel mills segment, sales tons for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	% Change
Outside steel shipments	18,200	20,296	-10%
Inside steel shipments	5,041	5,394	-7%
Total steel shipments	23,241	25,690	-10%

Net sales for the steel mills segment were comparable in 2022 to the prior year due to an 11% increase in the average sales price per ton, from $1,195 in 2021 to $1,324 in 2022, as well as a 10% decrease in tons sold to outside customers. Average selling prices for our bar, structural, and plate mills increased substantially in 2022 as compared to 2021.

Outside sales tonnage for the steel products segment for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	% Change
Joist sales	671	702	-4%
Deck sales	515	536	-4%
Cold finished sales	467	495	-6%
Rebar fabrication sales	1,282	1,232	4%
Piling products sales	443	554	-20%
Tubular products sales	950	1,013	-6%
Other steel products sales	687	447	54%
Total steel products sales	5,015	4,979	1%

Net sales for the steel products segment increased 55% in 2022 from the prior year due to a 54% increase in the average sales price per ton, from $1,954 in 2021 to $3,003 in 2022, as well as a 1% increase in volumes.

Net sales for the raw materials segment decreased 13% in 2022 from the prior year primarily due to decreased volumes at DJJ’s brokerage and scrap processing operations. In 2022, approximately 91% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (90% and 8%, respectively, in 2021).

Gross Margins

In 2022, Nucor recorded gross margins of $12.50 billion (30%), which was an increase from $11.03 billion (30%) in 2021:

•

The primary driver for the increase in gross margins in 2022 as compared to 2021 was the substantial increase in metal margins in the steel products segment, primarily due to strong demand in nonresidential construction markets and increases in average selling prices. The majority of the businesses within the steel products segment had increased profitability in 2022 as compared to 2021, most notably at our joist and deck businesses.

•

Gross margins in the steel mills segment decreased in 2022 as compared to 2021, primarily due to increased conversion costs. Conversion costs are all inventoriable costs excluding scrap and scrap substitutes. The increase in conversion costs in 2022 as compared to 2021 is due to lower utilization in 2022 and increased electricity, natural gas, labor and consumables (e.g., alloys, electrodes) costs caused by inflation.

Partially offsetting the significant rise in conversion costs was increased metal margins. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. The average scrap and scrap substitute cost per gross ton used increased 5% from $469 in 2021 to $492 in 2022, which was more than offset by the increase in average selling price.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices were volatile during 2022 and decreased significantly late in the year. So far in 2023, scrap prices are more stable.

•

Pre-operating and start-up costs of new facilities increased to approximately $247 million in 2022 as compared to approximately $130 million in 2021. Pre-operating and start-up costs in 2022 and 2021 primarily related to the plate mill being built in Kentucky, the sheet mill expansion in Kentucky, and the galvanizing line at our sheet mill in Arkansas. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.

•

Gross margins in the raw materials segment decreased modestly in 2022 as compared to 2021 due to the decreased profitability of our scrap brokerage and recycling operations. This was partially offset by the increased profitability of our DRI businesses, which benefited from significantly higher transfer prices in the first half of 2022.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased from 2021 to 2022 due to the increased profitability of the Company. In 2022, profit sharing costs consisted of $994.2 million, including the Company’s matching contribution, made to the Company’s Profit Sharing and Retirement Savings Plan for qualified employees ($869.9 million in 2021). Other employee bonus costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including achieving record earnings, and comparisons of Nucor’s financial performance to peers in the steel industry and other companies. Stock-based compensation included in marketing, administrative and other expenses decreased by 5% to $58.8 million in 2022 compared with $61.7 million in 2021 and includes costs associated with vesting of stock awards granted in prior years.

Equity in (Earnings) Losses of Unconsolidated Affiliates

Equity in (earnings) losses of unconsolidated affiliates was ($10.7) million in 2022 and ($103.1) million in 2021. The decrease in equity method investment earnings from 2021 to 2022 was primarily due to the decreased results of NuMit and NJSM.

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

During 2022, Nucor recorded an impairment charge of $96.0 million related to our leasehold interest in unproved oil and natural gas properties in the raw materials segment. Nucor also recorded an impairment charge of $5.8 million related to machinery and equipment in the steel products segment.

Interest Expense (Income)

Net interest expense for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Interest expense	$218,911	$163,121
Interest income	(48,695)	(4,267)
Interest expense, net	$170,216	$158,854

Interest expense increased in 2022 compared to 2021 due to higher average interest rates on debt and an increase in average debt outstanding. Interest income increased in 2022 compared to 2021 due to an increase in average investments and average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests

The following table presents earnings before income taxes and noncontrolling interests by segment for the years ended December 31, 2022 and 2021 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Year Ended December 31,
	2022	2021
Steel mills	$7,199,087	$9,735,020
Steel products	4,093,105	1,291,450
Raw materials	496,823	549,956
Corporate/eliminations	(1,544,171)	(2,375,568)
Earnings before income taxes and noncontrolling interests	$10,244,844	$9,200,858

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, primarily Nucor–Yamato, of which Nucor owns 51% and CSI, of which Nucor owns 51%. The 60% increase in earnings attributable to noncontrolling interests in 2022 as compared to 2021 was due to the increased earnings of Nucor–Yamato and the acquisition of CSI in February 2022. Driving the significant increase in earnings at Nucor-Yamato in 2022 was higher average selling prices, volumes and metal margins.

Provision for Income Taxes

The Company’s effective tax rate in 2022 was 21.13% compared with 22.59% in 2021. The 2022 effective tax rate included a net tax benefit of $76.4 million (-0.75%) for state tax credits and a net tax benefit of $88.0 million (-0.86%) related to a change in the valuation allowance of a state deferred tax asset.

The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017 and 2021 remain open to examination by the IRS. The 2015 and 2018 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2021 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings and Return on Equity

Nucor reported net earnings of $7.61 billion, or $28.79 per diluted share, in 2022, compared to net earnings of $6.83 billion, or $23.16 per diluted share, in 2021. Net earnings attributable to Nucor stockholders as a percentage of net sales were 18.3% and 18.7% in 2022 and 2021, respectively. Return on average stockholders’ equity was 46.9% and 55.0% in 2022 and 2021, respectively.

Liquidity and Capital Resources

We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard and Poor’s, a Baa1 long-term rating from Moody’s and we have recently received an A- long-term rating from Fitch. Our credit ratings are dependent, however, on many factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Nucor’s cash and cash equivalents, short-term investments and restricted cash and cash equivalents position remained strong at $4.94 billion as of December 31, 2022, compared with $2.76 billion as of December 31, 2021. Approximately $1.04 billion and $540.3 million of the cash and cash equivalents position as of December 31, 2022 and 2021, respectively, was held by our majority-owned joint ventures. Cash flows provided by operating activities provide us with a significant source of liquidity. When needed, we have external short-term financing sources available, including the issuance of commercial paper and borrowings under our bank credit facilities.

We also issue long-term debt securities from time-to-time.  On March 11, 2022, Nucor completed the issuance and sale of $550.0 million aggregate principal amount of its 3.125% Notes due 2032 (the “2032 Notes”) and $550.0 million aggregate principal amount of its 3.850% Notes due 2052 (the “2052 Notes” and, together with the 2032 Notes, the “2032/2052 Notes”). The net proceeds from the issuance and sale of the 2032/2052 Notes were used along with cash on hand to redeem all of the outstanding $600.0 million aggregate principal amount of our 4.125% Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of our 4.000% Notes due 2023 (the “2023 Notes”) pursuant to the terms of the indenture governing the 2022 Notes and the 2023 Notes.

On April 25, 2022, Nucor redeemed all $500.0 million aggregate principal amount outstanding of the 2023 Notes using a portion of the net proceeds from the issuance and sale of the 2032/2052 Notes. On August 15, 2022, Nucor redeemed all $600.0 million aggregate principal amount outstanding of the 2022 Notes using the remaining portion of the net proceeds from the issuance and sale of the 2032/2052 Notes.

On May 23, 2022, Nucor completed the issuance and sale of $500.0 million aggregate principal amount of its 3.950% Notes due 2025 (the “2025 Notes”) and $500.0 million aggregate principal amount of its 4.300% Notes due 2027 (the “2027 Notes”).

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

Selected Measures of Liquidity and Capital Resources

	(Dollars in thousands)
	December 31,
	2022	2021
Cash and cash equivalents	$4,280,852	$2,364,858
Short-term investments	576,946	253,005
Restricted cash and cash equivalents	80,368	143,800
Working capital	10,361,940	7,642,144
Current ratio	3.4	2.5

The current ratio, which is calculated by dividing current assets by current liabilities, was 3.4 at year-end 2022 compared with 2.5 at year-end 2021. The current ratio was impacted by higher cash and cash equivalents at December 31, 2022. In addition, $600.0 million aggregate principal amount of our debt outstanding was included in the current portion of long-term debt at December 31, 2021 and was paid off during 2022.

In 2022, total accounts receivable turned approximately every five weeks and inventories turned approximately every 10 weeks. These ratios compare with accounts receivable turnover of approximately every four weeks and inventory turnover of approximately every 10 weeks for 2021.

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

Capital Allocation Strategy

We believe that our conservative financial practices have served us well in the past and are serving us well today. Nucor’s financial strength allows for a consistent, balanced approach to capital allocation throughout the business cycle. Nucor’s highest capital allocation priority is to invest in our business for profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to return capital to our stockholders through cash dividends and share repurchases. We intend to return a minimum of 40% of our net earnings to our stockholders through dividends and share repurchases, while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. Nucor returned approximately $3.30 billion in capital to its stockholders in the form of base dividends and share repurchases in 2022.

Operating Activities

Cash provided by operating activities was $10.07 billion in 2022 as compared to $6.23 billion in 2021. This increase of $3.84 billion was primarily driven by changes in operating assets and liabilities and an increase in net earnings. Net earnings increased $957.3 million over the prior year, which included $101.8 million of non-cash losses and impairments of assets ($62.2 million of non-cash losses and impairments of assets in 2021). The changes in operating assets and liabilities resulted in a net inflow of $692.7 million in 2022 as compared to a net outflow of $1.86 billion in 2021. The changes in working capital were primarily due to decreases in inventory and accounts receivable from year-end 2021 to year-end 2022. Accounts receivable at the end of 2022 decreased from the prior year-end resulting in a cash inflow of $501.2 million due to a decrease in the sales volumes and price per ton compared to the same prior year period. From year-end 2021 to year-end 2022, inventories decreased resulting in an inflow of $962.4 million due to a 17% decrease in inventory tons. This compares to inventories at year-end 2021 increasing from year-end 2020 and resulting in a $2.31 billion cash outflow. Salaries, wages and related accruals increased due to higher current year profit sharing and incentive compensation accruals. The increase in federal income taxes receivable is mainly a function of the timing of federal tax payments. Accounts payable decreased due to the decreases in inventory mentioned previously.

Investing Activities

Our business is capital intensive; therefore, cash used in investing activities primarily represents capital expenditures for the construction of new facilities, the expansion and upgrading of existing facilities and the acquisition of other companies. Cash used in investing activities in 2022 was $5.70 billion as compared to $2.87 billion in 2021. The increase in cash used in investing activities was primarily due to $3.55 billion used to fund acquisitions, including, primarily the purchase of CHI in June 2022 and the purchase of a 51% controlling ownership in CSI in February 2022. Cash used for capital expenditures increased by $325.9 million to $1.95 billion in 2022 as compared to $1.62 billion in 2021. The increase in capital expenditures is primarily due to the plate mill under construction in Kentucky, the sheet mill expansion in Indiana and the sheet mill under construction in West Virginia. Capital expenditures for 2023 are estimated to be approximately $3.0 billion as compared to $2.0 billion in 2022. The projects that we anticipate will have the largest capital expenditures in 2023 are the plate mill under construction in Kentucky, the sheet mill expansions in Kentucky and Indiana and the sheet mill under construction in West Virginia.

Financing Activities

Cash used in financing activities during 2022 was $2.51 billion as compared to $3.60 billion in 2021. The primary uses of cash were: (i) stock repurchases of $2.76 billion in 2022 as compared to $3.28 billion in 2021, a decrease of $513.5 million; (ii) repayments of long-term debt of $1.11 billion in 2022 (none in 2021); and (iii) distributions to noncontrolling interests of $332.3 million in 2022 as compared to $150.7 million in 2021, an increase of $181.6 million. The primary source of cash offsetting these uses of cash was proceeds from long-term debt, net of discount to the public, of $2.09 billion in 2022 as compared to $197.0 million in 2021, an increase of $1.89 billion. In 2022, Nucor issued $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2027 Notes, $550.0 million aggregate principal amount of the 2032 Notes and $550.0 million aggregate principal amount of the 2052 Notes. On April 25, 2022, Nucor redeemed all $500.0 million aggregate principal amount outstanding of the 2023 Notes. On August 15, 2022, Nucor redeemed all $600.0 million aggregate principal amount outstanding of the 2022 Notes.

Our revolving credit facility is undrawn and was amended and restated in November 2021 to increase the borrowing capacity from $1.50 billion to $1.75 billion and to extend the maturity date to November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the undrawn revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2022, Nucor’s funded debt to total capital ratio was 25%, and Nucor was in compliance with all covenants under the credit facility.

Market Risk

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our utilization rates for the steel mills and steel products facilities for the fourth quarter of 2022 were 70% and 68%, respectively. A significant portion of our steel mills and steel products segments’ sales are into the commercial, industrial and municipal construction markets. Our largest single customer in 2022 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment and the prices we receive for our steel and steel products tend to be correlated with the prices we pay for these materials.

Nucor’s tax-exempt industrial development revenue bonds (“IDRBs”) have variable interest rates that are adjusted weekly. These IDRBs represented 20% of Nucor’s long-term debt outstanding at December 31, 2022. The remaining 80% of Nucor’s long-term debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. From time to time, Nucor makes use of interest rate swaps to manage interest rate risk. As of December 31, 2022, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Dividends

Nucor has increased its base cash dividend every year since it began paying dividends in 1973. Nucor paid aggregate dividends of $2.00 per share in 2022, compared with aggregate dividends of $1.62 per share in 2021. In December 2022, the Board of Directors increased the regular quarterly cash dividend on Nucor’s common stock to $0.51 per share. Nucor returned approximately $3.30 billion in capital to its stockholders in the form of base dividends and share repurchases in 2022. In February 2023, the Board of Directors declared Nucor’s 200th consecutive quarterly cash dividend of $0.51 per share payable on May 11, 2023 to stockholders of record as of March 31, 2023.

Contractual Obligations and Other Commercial Commitments

The following table sets forth our contractual obligations and other commercial commitments as of December 31, 2022 for the periods presented (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2023	2024-2025	2026-2027	2028 and thereafter
Long-term debt	$6,667,725	$10,000	$1,020,000	$541,500	$5,096,225
Estimated interest on long-term debt (1)	3,825,238	250,469	482,280	424,974	2,667,515
Finance leases	272,585	25,043	39,024	36,901	171,617
Operating leases	127,537	30,152	43,587	25,755	28,043
Raw material purchase commitments (2)	2,564,421	1,421,847	492,789	198,611	451,174
Utility purchase commitments (2)	1,290,380	398,227	408,928	271,513	211,712
Other unconditional purchase obligations (3)	2,062,271	1,269,868	783,616	6,134	2,653
Other long-term obligations (4)	896,657	606,796	110,117	15,545	164,199
Total contractual obligations	$17,706,814	$4,012,402	$3,380,341	$1,520,933	$8,793,138

(1)	Interest is estimated using applicable rates at December 31, 2022 for Nucor’s outstanding fixed-rate and variable-rate debt.
(2)

Nucor enters into contracts for the purchase of scrap and scrap substitutes, iron ore, electricity, natural gas, and other raw materials and related services. These contracts include multi-year commitments and minimum annual purchase requirements and are valued at prices in effect on December 31, 2022, or according to the contract language. These contracts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such commitments will adversely affect our liquidity position.

(3)	Purchase obligations include commitments for capital expenditures on operating machinery and equipment.
(4)	Other long-term obligations include amounts associated with Nucor’s early-retiree medical benefits, management compensation and guarantees.

Note: In addition to the amounts shown in the table above, $141.7 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $26.9 million at December 31, 2022.

Outlook

The profitability of the steel mills segment is expected to increase in the first quarter of 2023 as compared to the fourth quarter of 2022 due to higher margins and volumes, with the largest improvement expected to occur at our sheet mills.

Within the steel products segment, we expect continued strong profitability in the first quarter of 2023, with some decrease expected from the fourth quarter of 2022 due to seasonally slower construction activity and some reductions in realized pricing. Overall, we expect first quarter 2023 steel products segment earnings to be higher than the first quarter of 2022.

In the raw materials segment, excluding the impact of the impairment charge recorded in the fourth quarter of 2022, we expect increased profitability compared to the fourth quarter of 2022 due to higher volumes at our DRI facilities and scrap recycling and brokerage operations.

On a combined basis, the operating income during the first quarter of 2023 from our three business segments is expected to exceed that of the fourth quarter of 2022. However, we expect consolidated net earnings to decrease compared to the fourth quarter of 2022 due to intercompany eliminations in the first quarter of 2023 and the absence of state tax benefits that were recorded in the fourth quarter of 2022.

Capital expenditures are currently projected to be approximately $3.0 billion in 2023 and, as we have in the past, we intend to allocate capital to investments that advance our strategy to grow the core and expand beyond, keeping Nucor in a position of strength well into the future.

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

Long-Lived Asset Impairments

We evaluate our property, plant and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be independently identified. Asset impairments are assessed whenever circumstances indicate that the carrying amounts of those productive assets could exceed their projected undiscounted cash flows. In developing estimated values for assets that we currently use in our operations, we utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. When it is determined that an impairment exists, the related assets are written down to estimated fair market value. Management determined that no long-lived asset impairment testing was required in 2022 and 2021.

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

In the second quarter of 2021, Nucor decided that it would not develop a portion of its unproved oil and natural gas properties (“Portion A”) within the contractually specified time period related to Portion A. As a result of this decision, the Company will forfeit its leasehold rights for Portion A. The Company recorded a charge of $42.0 million to write off the value of Portion A that is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2021. The decision not to develop Portion A was heavily influenced by the approaching deadline to commence development combined with Portion A’s expected near-term profitability not achieving management’s desired returns relative to the cost of development. A significant portion of the Company’s remaining leasehold interest in unproved oil and natural gas properties are held by production. In the fourth quarter of 2022, the carrying value of the remaining portions of unproved oil and natural gas properties of $96.0 million was written off and is included in losses and impairments of assets in the consolidated statement of earnings for the year ended at December 31, 2022.

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

Our fourth quarter 2022 annual goodwill impairment analysis did not result in an impairment charge. Management does not believe that future impairment of these reporting units is probable. However, the performance of certain businesses that comprise our reporting units requires continued improvement. An increase of approximately 50 basis points in the discount rate, a critical assumption in which a minor change can have a significant impact on the estimated fair value, would not result in an impairment charge. See Note 8 to the Company’s consolidated financial statements for further discussion of the results of the Company’s 2022 annual goodwill impairment analysis.

Nucor will continue to monitor operating results within all reporting units throughout 2023 in an effort to determine if events and circumstances require further interim impairment testing. Otherwise, all reporting units will again be subject to the required annual qualitative and/or quantitative impairment test during our fourth quarter of 2023. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill.

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

Nucor reviews its equity method investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. There were no triggering events that caused management to pursue additional testing of our equity method investments in 2022.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to general market conditions, and in particular, prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8)

uncertainties and volatility surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of the COVID-19 pandemic, any variants of the virus, and any other similar pandemic or public health situation; and (16) the risks discussed in “Item 1A. Risk Factors” of this report.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2022, approximately 20% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly. The remaining 80% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2022, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Natural gas produced by Nucor’s production operations is being sold to third parties to partially offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At December 31, 2022, accumulated other comprehensive loss, net of income taxes included $26.1 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at December 31, 2022, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$14,180	$35,440
Aluminum	6,341	15,849
Copper	2,042	5,117

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2022 and 2021 were insignificant.

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

Management assessed the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Our assessment did not include the internal controls over financial reporting of the California Steel Industries (“CSI”) or C.H.I businesses which were acquired on February 1, 2022 and June 24, 2022, respectively. Total assets (excluding goodwill and intangible assets, which are included within the scope of our assessment) and total revenues of these combined acquisitions collectively represent 5.49% and 4.15%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 31, 2022.

Based on its assessment, management concluded that Nucor’s internal control over financial reporting was effective as of December 31, 2022. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2022 as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Nucor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nucor Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded California Steel Industries, Inc. (“CSI”) and C.H.I Overhead Doors (“CHI”) from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded CSI and CHI from our audit of internal control over financial reporting. CSI is a 51% owned subsidiary and CHI is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 5.5% and 4.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Goodwill Impairment Tests – Rebar Fabrication Reporting Unit and Certain Other Reporting Units in the Steel Products Segment

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3,920 million as of December 31, 2022, and the goodwill associated with the Steel Products segment was $2,510 million. Goodwill associated with the Rebar Fabrication reporting unit was $348 million as of December 31, 2022, which is included in the Steel Products segment. Goodwill is tested annually for impairment, on the first day of the fourth quarter, and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. The evaluation of impairment involves comparing the current estimated fair value of each reporting unit to the recorded value, including goodwill. For certain reporting units, it is necessary to perform a quantitative analysis. In these instances, a discounted cash flow model is used to determine the current estimated fair value of these reporting units. As disclosed by management, significant assumptions used to determine the fair value of each reporting unit include (i) expected cash flow for the five-year period following the testing date (including market share, sales volumes and prices, raw material costs and other costs to produce and estimated capital needs); (ii) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; (iii) a discount rate based on management’s best estimate of the after-tax weighted-average cost of capital; and (iv) a probability-weighted scenario approach by which varying cash flows are assigned to certain scenarios based on the likelihood of occurrence.

The principal considerations for our determination that performing procedures relating to the goodwill impairment tests for the Rebar Fabrication reporting unit and certain other reporting units in the Steel Products segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Rebar Fabrication reporting unit and certain other reporting units in the Steel Products segment; (ii) a high degree auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales prices and raw material costs for the Rebar Fabrication reporting unit and certain other reporting units in the Steel Products segment as well as sales volumes for a certain reporting unit in the Steel Products segment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the valuation of the Rebar Fabrication reporting unit and certain other reporting units in the Steel Products segment. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Rebar Fabrication reporting unit and certain other reporting units in the Steel Products segment; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales prices and raw material costs for the Rebar Fabrication reporting unit and certain other reporting units in the Steel Products segment as well as sales volumes for a certain reporting unit in the Steel Products segment. Evaluating management’s significant assumptions related to sales prices, sales volumes, and raw material costs involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 28, 2023

We have served as the Company’s auditor since 1989.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents (Note 14)	$4,280,852	$2,364,858
Short-term investments (Notes 3 and 14)	576,946	253,005
Accounts receivable, net (Note 4)	3,591,030	3,853,972
Inventories, net (Note 5)	5,453,531	6,011,182
Other current assets (Notes 13, 14 and 19)	789,325	316,540
Total current assets	14,691,684	12,799,557
Property, plant and equipment, net (Notes 6 and 7)	9,616,920	8,114,818
Restricted cash and cash equivalents (Notes 14 and 24)	80,368	143,800
Goodwill (Note 8)	3,920,060	2,827,344
Other intangible assets, net (Note 8)	3,322,265	1,103,759
Other assets (Notes 6 and 9)	847,913	833,794
Total assets	$32,479,210	$25,823,072
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Notes 11 and 14)	$49,081	$107,723
Current portion of long-term debt and finance lease obligations (Notes 6, 11 and 14)	28,582	615,678
Accounts payable (Note 10)	1,649,523	1,974,041
Salaries, wages and related accruals (Note 17)	1,654,210	1,495,166
Accrued expenses and other current liabilities (Notes 6, 10, 13, 15, 16 and 23)	948,348	964,805
Total current liabilities	4,329,744	5,157,413
Long-term debt and finance lease obligations due after one year (Notes 6, 11 and 14)	6,613,687	4,961,410
Deferred credits and other liabilities (Notes 6, 13, 15, 17 and 19)	1,965,873	1,100,455
Total liabilities	12,909,304	11,219,278
Commitments and contingencies (Notes 13, 15 and 16)
Equity
Nucor stockholders’ equity (Notes 12, 16 and 20):
Common stock (800,000 shares authorized; 380,154 and 380,154 shares issued, respectively)	152,061	152,061
Additional paid-in capital	2,143,520	2,140,608
Retained earnings	24,754,873	17,674,100
Accumulated other comprehensive loss, net of income taxes (Notes 13 and 20)	(137,517)	(115,282)
Treasury stock (126,661 and 107,742 shares, respectively)	(8,498,243)	(5,835,098)
Total Nucor stockholders’ equity	18,414,694	14,016,389
Noncontrolling interests	1,155,212	587,405
Total equity	19,569,906	14,603,794
Total liabilities and equity	$32,479,210	$25,823,072

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales (Note 23)	$41,512,467	$36,483,939	$20,139,658
Costs, expenses and other:
Cost of products sold (Notes 6, 13 and 20)	29,009,187	25,458,525	17,911,708
Marketing, administrative and other expenses (Note 6)	1,997,178	1,706,609	615,041
Equity in (earnings) losses of unconsolidated subsidiaries	(10,714)	(103,068)	10,533
Losses and impairments of assets (Notes 7, 8, 9, 14, 19, 20 and 27)	101,756	62,161	613,640
Interest expense, net (Notes 6, 18 and 19)	170,216	158,854	153,198
	31,267,623	27,283,081	19,304,120
Earnings before income taxes and noncontrolling interests	10,244,844	9,200,858	835,538
Provision for income taxes (Notes 19 and 27)	2,165,204	2,078,488	(490)
Net earnings	8,079,640	7,122,370	836,028
Earnings attributable to noncontrolling interests	472,303	294,909	114,558
Net earnings attributable to Nucor stockholders	$7,607,337	$6,827,461	$721,470
Net earnings per share (Note 21):
Basic	$28.88	$23.23	$2.37
Diluted	$28.79	$23.16	$2.36

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net earnings	$8,079,640	$7,122,370	$836,028
Other comprehensive income (loss):
Net unrealized income (loss) on hedging derivatives, net of income taxes of $24,300, $5,000, and $400 for 2022, 2021 and 2020, respectively	76,542	15,112	2,084
Reclassification adjustment for (gain) loss on settlement of hedging derivatives included in net earnings, net of income taxes of ($16,400), ($3,100) and $2,500 for 2022, 2021 and 2020, respectively	(51,554)	(9,300)	7,216
Foreign currency translation (loss) gain, net of income taxes of $0 for 2022, 2021 and 2020	(55,348)	(4,041)	17,306
Adjustment to early retiree medical plan, net of income taxes of $1,997, $659 and ($339) for 2022, 2021 and 2020, respectively	6,328	1,875	(1,213)
Reclassification adjustment for loss (gain) on early retiree medical plan included in net earnings, net of income taxes of $671, ($10) and $17 for 2022, 2021 and 2020, respectively	1,797	(67)	72
Liquidation of equity method investment in foreign joint venture, net of income taxes of $0 in 2020	—	—	158,640
	(22,235)	3,579	184,105
Comprehensive income	8,057,405	7,125,949	1,020,133
Comprehensive income attributable to noncontrolling interests	(472,303)	(294,909)	(114,558)
Comprehensive income attributable to Nucor stockholders	$7,585,102	$6,831,040	$905,575

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

		Nucor Stockholders
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interests
BALANCES, December 31, 2019	$10,791,176	380,154	$152,061	$2,107,646	$11,115,056	$(302,966)	78,342	$(2,713,931)	$10,357,866	$433,310
Net earnings in 2020	836,028	—	—	—	721,470	—	—	—	721,470	114,558
Other comprehensive income (loss)	184,105	—	—	—	—	184,105	—	—	184,105	—
Stock options exercised	11,846	—	—	2,590	—	—	(266)	9,256	11,846	—
Stock option expense	2,736	—	—	2,736	—	—	—	—	2,736	—
Issuance of stock under award plans, net of forfeitures	51,898	—	—	17,399	—	—	(992)	34,499	51,898	—
Amortization of unearned compensation	1,753	—	—	1,753	—	—	—	—	1,753	—
Treasury stock acquired	(39,499)	—	—	—	—	—	825	(39,499)	(39,499)	—
Cash dividends declared ($1.6125 per share)	(492,674)	—	—	—	(492,674)	—	—	—	(492,674)	—
Distributions to noncontrolling interests	(115,508)	—	—	—	—	—	—	—	—	(115,508)
Other	—	—	—	(10,836)	—	—	—	—	(10,836)	10,836
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
Net earnings in 2021	7,122,370	—	—	—	6,827,461	—	—	—	6,827,461	294,909
Other comprehensive income (loss)	3,579	—	—	—	—	3,579	—	—	3,579	—
Stock options exercised	145,255	—	—	38,434	—	—	(2,868)	106,821	145,255	—
Stock option expense	3,825	—	—	3,825	—	—	—	—	3,825	—
Issuance of stock under award plans, net of forfeitures	19,305	—	—	(24,539)	—	—	(1,101)	43,844	19,305	—
Amortization of unearned compensation	1,600	—	—	1,600	—	—	—	—	1,600	—
Treasury stock acquired	(3,276,088)	—	—	—	—	—	33,802	(3,276,088)	(3,276,088)	—
Cash dividends declared ($1.715 per share)	(497,213)	—	—	—	(497,213)	—	—	—	(497,213)	—
Distributions to noncontrolling interests	(150,700)	—	—	—	—	—	—	—	—	(150,700)
BALANCES, December 31, 2021	$14,603,794	380,154	$152,061	$2,140,608	$17,674,100	$(115,282)	107,742	$(5,835,098)	$14,016,389	$587,405
Net earnings in 2022	8,079,640	—	—	—	7,607,337	—	—	—	7,607,337	472,303
Other comprehensive income (loss)	(22,235)	—	—	—	—	(22,235)	—	—	(22,235)	—
Stock options exercised	22,852	—	—	(2,994)	—	—	(447)	25,846	22,852	—
Stock option expense	5,372	—	—	5,372	—	—	—	—	5,372	—
Issuance of stock under award plans, net of forfeitures	69,211	—	—	(4,366)	—	—	(1,206)	73,577	69,211	—
Amortization of unearned compensation	4,900	—	—	4,900	—	—	—	—	4,900	—
Treasury stock acquired	(2,762,568)	—	—	—	—	—	20,572	(2,762,568)	(2,762,568)	—
Cash dividends declared ($2.01 per share)	(526,564)	—	—	—	(526,564)	—	—	—	(526,564)	—
Distributions to noncontrolling interests	(332,293)	—	—	—	—	—	—	—	—	(332,293)
Acquisition of noncontrolling interest in CSI	427,797	—	—	—	—	—	—	—	—	427,797
BALANCES, December 31, 2022	$19,569,906	380,154	$152,061	$2,143,520	$24,754,873	$(137,517)	126,661	$(8,498,243)	$18,414,694	$1,155,212
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net earnings	$8,079,640	$7,122,370	$836,028
Adjustments:
Depreciation	826,692	735,406	702,110
Amortization	234,942	129,157	83,356
Stock-based compensation	136,834	135,775	73,853
Deferred income taxes	(46,849)	11,665	162,836
Distributions from affiliates	57,071	200	10,521
Equity in (earnings) losses of unconsolidated affiliates	(10,714)	(103,068)	10,533
Losses and impairments of assets	101,756	62,161	613,640
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	501,225	(1,392,084)	(129,290)
Inventories	962,424	(2,307,336)	284,081
Accounts payable	(496,234)	383,428	250,561
Federal income taxes	(337,359)	313,679	(197,275)
Salaries, wages and related accruals	155,005	997,034	(41,169)
Other operating activities	(92,379)	142,389	37,092
Cash provided by operating activities	10,072,054	6,230,776	2,696,877
Investing activities:
Capital expenditures	(1,947,897)	(1,621,989)	(1,543,219)
Investment in and advances to affiliates	(258)	(237)	(44,427)
Sale of business	99,681	—	—
Disposition of plant and equipment	32,277	19,401	40,933
Acquisitions (net of cash acquired)	(3,553,191)	(1,426,424)	(88,071)
Purchases of investments	(913,898)	(493,889)	(488,517)
Proceeds from the sale of investments	590,173	648,887	392,178
Other investing activities	(9,596)	399	(33,171)
Cash used in investing activities	(5,702,709)	(2,873,852)	(1,764,294)
Financing activities:
Net change in short-term debt	(58,642)	49,817	(4,538)
Proceeds from issuance of long-term debt, net of discount	2,091,934	196,990	1,237,635
Repayment of long-term debt	(1,111,000)	—	(97,150)
Premium on debt exchange	—	—	(180,383)
Bond issuance costs	(13,138)	—	(6,250)
Proceeds from exercise of stock options	22,852	145,255	11,846
Payment of tax withholdings on certain stock-based compensation	(64,079)	(73,260)	(19,102)
Distributions to noncontrolling interests	(332,293)	(150,700)	(115,508)
Cash dividends	(533,589)	(483,469)	(491,655)
Acquisition of treasury stock	(2,762,568)	(3,276,088)	(39,499)
Proceeds from government incentives	275,000	—	—
Other financing activities	(25,340)	(11,424)	(9,542)
Cash (used in) provided by financing activities	(2,510,863)	(3,602,879)	285,854
Effect of exchange rate changes on cash	(5,920)	(316)	1,887
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	1,852,562	(246,271)	1,220,324
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	2,508,658	2,754,929	1,534,605
Cash and cash equivalents and restricted cash and cash equivalents - end of year	$4,361,220	$2,508,658	$2,754,929
Non-cash investing activity:
Change in accrued plant and equipment purchases	$4,568	$78,375	$(16,103)

See notes to consolidated financial statements.

NUCOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

1. Nature of Operations and Basis of Presentation

Nature of Operations

Nucor is principally a manufacturer of steel and steel products, as well as a scrap broker and processor, with operating facilities and customers primarily located in North America.

Principles of Consolidation

The consolidated financial statements include Nucor and its controlled subsidiaries, including Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”), of which Nucor owns 51% and California Steel Industries, Inc. (“CSI”), of which Nucor owns 51%. All intercompany transactions are eliminated.

Distributions are made to noncontrolling interest partners in Nucor-Yamato in accordance with the limited partnership agreement by mutual agreement of the general partners. At a minimum, sufficient cash is distributed so that each partner may pay its U.S. federal and state income taxes.

Distributions are made to noncontrolling interest partners in CSI in accordance with the shareholder agreement.

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

Recent Accounting Pronouncements

        On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. We do not believe that this will have a material impact on our financial position or results of operations.

3. Short-term Investments

Nucor held $ 576.9 million of short-term investments as of December 31, 2022 ($253.0 million as of December 31, 2021). The investments held as of December 31, 2022 and December 31, 2021 consisted mainly of several certificates of deposit (“CD’s”), commercial paper and corporate bonds, which were classified as available-for-sale. Interest income on the CD’s and corporate bonds was recorded as earned.

No realized or unrealized gains or losses were incurred in 2022, 2021 or 2020.

4. Accounts Receivable

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of the allowance for doubtful accounts of $200.2 million at December 31, 2022 ($95.4 million at December 31, 2021 and $51.3 million at December 31, 2020).

5. Inventories

Inventories consisted of approximately 37% raw materials and supplies and 63% finished and semi-finished products at December 31, 2022 (43% and 57%, respectively, at December 31, 2021). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

6. Leases

We lease certain equipment, office space and land. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or sometimes more. The exercise of lease renewal options is at our sole discretion and we consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or a purchase option reasonably certain of exercise.

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

Supplemental statement of earnings information related to our leases is as follows (in thousands):

		Year Ended December 31,
	Statement of Earnings Classification	2022	2021	2020
Operating lease cost	Cost of products sold	$23,666	$21,503	$20,959
Operating lease cost	Marketing, administrative and other expenses	3,239	2,989	3,060
Total operating lease cost		$26,905	$24,492	$24,019
Finance lease cost:
Amortization of leased assets	Cost of products sold	$19,113	$13,513	$9,735
Interest on lease liabilities	Interest expense, net	12,229	10,670	10,551
Total finance lease cost		$31,342	$24,183	$20,286
Total lease cost		$58,247	$48,675	$44,305

Supplemental cash flow information related to our leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$26,518	$27,310	$23,836
Operating cash flows from finance leases	$12,229	$10,670	$10,551
Financing cash flows from finance leases	$16,008	$11,425	$9,541
Non-cash investing and financing activities:
Additions to right-of-use assets obtained from
Operating lease liabilities	$33,924	$19,711	$21,539
Finance lease liabilities	$27,030	$99,535	$14,373

Supplemental balance sheet information related to our leases is as follows (in thousands):

		December 31,
	Balance Sheet Classification	2022	2021
Assets:
Operating lease	Other assets	$101,499	$92,318
Finance lease	Property, plant and equipment, net	169,076	162,427
Total leased		$270,575	$254,745
Liabilities:
Current operating	Accrued expenses and other current liabilities	$23,621	$20,598
Current finance	Current portion of long-term debt and finance lease obligations	18,582	14,678
Non-current operating	Deferred credits and other liabilities	81,455	74,161
Non-current finance	Long-term debt and finance lease obligations due after one year	169,804	164,375
Total leased		$293,462	$273,812

Weighted-average remaining lease term and discount rate for our leases are as follows:

December 31, 2022
Weighted-average remaining lease term - operating leases	7.9 Years
Weighted-average remaining lease term - finance leases	15.0 Years
Weighted-average discount rate - operating leases	3.3%
Weighted-average discount rate - finance leases	12.9%

The reason for the substantial weighted-average discount rate – finance leases, of 12.9%, is due to Nucor’s past accounting for the respective finance leases under the former accounting guidance for capital leases. Pursuant to the former lease accounting guidance, the recognition of a capital lease asset and associated capital lease liability could not exceed the fair market value of the leased asset at the lease commencement. Accordingly, the incremental borrowing rate was adjusted upward so that the present value of the minimum lease payments would equal the fair value of the asset.

Maturities of lease liabilities by year for our leases were as follows as of December 31, 2022 (in thousands):

	Operating Leases	Finance Leases
Maturities of lease liabilities, year ending December 31,
2023	$26,415	$27,243
2024	23,218	22,158
2025	17,262	19,826
2026	14,014	18,139
2027	8,946	17,758
Thereafter	32,827	169,858
Total lease payments	$122,682	$274,982
Less imputed interest	(17,605)	(86,596)
Present value of lease liabilities	$105,077	$188,386

7. Property, Plant and Equipment

	(in thousands)
December 31,	2022	2021
Land and improvements, net	$905,598	$845,772
Buildings and improvements	2,230,672	1,845,937
Machinery and equipment	15,125,653	13,119,177
Proved oil and gas properties	558,486	558,336
Leasehold interest in unproved oil and gas properties	96,000	96,000
Construction in process and equipment deposits	1,815,638	2,039,245
	20,732,047	18,504,467
Less accumulated depreciation	(11,115,127)	(10,389,649)
	$9,616,920	$8,114,818

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

Raw Materials Segment Asset Impairments

In 2020, regulatory authorities in Colorado adopted new rules that became effective January 2021. One of these rules increased drilling setback distances. In the fourth quarter of 2020, Nucor determined a triggering event had occurred, and performed an impairment analysis. As a result, Nucor recorded a $27.0 million non-cash impairment charge related to the write-down of our leasehold interest in unproved oil and gas properties. This charge is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2020.

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

In the fourth quarter of 2022, Nucor decided that it is unlikely to develop the remaining portions of its unproved oil and natural gas properties. As a result of this decision, Nucor recorded a $96.0 million impairment charge for the entire balance of those assets, which are included in the raw materials segment. The impairment charge is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2022. We retain ownership of our leasehold interest in unproved oil and natural gas properties. The carrying value of the leasehold interest in unproved oil and gas properties was zero at December 31, 2022.

Financial Assistance Related to Sheet Mill in West Virginia

Nucor received $275.0 million of financial assistance during 2022 from the West Virginia Department of Economic Development in connection with Nucor’s planned construction of Nucor Steel West Virginia (NSWV), a sheet mill in Mason County, West Virginia. Nucor will earn the financial assistance if, by the Completion Date (defined in the agreement as on or before December 31, 2026), Nucor meets certain capital investment, full-time jobs creation and total annual payroll criteria. Nucor believes that it is probable we will meet these conditions. Through December of 2022, Nucor has spent $179.7 million in qualifying expenditures for the construction of NSWV, and that amount is included as a contra-asset in construction in process and equipment deposits that are a part of property, plant and equipment, net on the consolidated balance sheet at December 31, 2022. The remaining $95.3 million is included in deferred credits and other liabilities on the consolidated balance sheet at December 31, 2022. When the NSWV assets are placed into service, the effect of depreciating the assets constructed with the financial assistance will decrease depreciation expense in the statement of earnings.

8. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the years ended December 31, 2022 and 2021 by segment is as follows:

	(in thousands)
	Steel	Steel	Raw
	Mills	Products	Materials	Total
Balance, December 31, 2020	$612,470	$887,625	$729,577	$2,229,672
Acquisitions	705	553,704	44,718	599,127
Translation	—	(1,455)	—	(1,455)
Balance, December 31, 2021	613,175	1,439,874	774,295	2,827,344
Acquisitions	62,011	1,087,906	—	1,149,917
Divestitures	—	—	(39,466)	(39,466)
Translation	—	(17,735)	—	(17,735)
Balance, December 31, 2022	$675,186	$2,510,045	$734,829	$3,920,060

The majority of goodwill is not tax deductible.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and are comprised of the following:

	(in thousands)
	December 31, 2022		December 31, 2021
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$4,174,724	$1,087,834	$1,872,348	$924,506
Trademarks and trade names	364,106	142,363	217,255	99,906
Other	109,746	96,114	105,522	66,954
	$4,648,576	$1,326,311	$2,195,125	$1,091,366

Intangible asset amortization expense was $234.9 million in 2022 ($129.2 million in 2021 and $83.4 million in 2020). Annual amortization expense is estimated to be $234.8 million in 2023, $234.0 million in 2024, $233.0 million in 2025, $230.0 million in 2026 and $226.0 million in 2027.

The Company completed its annual goodwill impairment testing as of the first day of the fourth quarter for each of 2022, 2021 and 2020 and concluded that as of each such date there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2022 for the Rebar Fabrication reporting unit used forward-looking projections and included continued positive future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 34 % in the most recent assessment. Although profitability fluctuates year-to-year, we currently expect the reporting unit to be profitable in 2023. If our assessment of the relevant facts and circumstances changes, or the actual performance of this reporting unit falls short of expected results, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit as of December 31, 2022 was $347.6 million. An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit as of December 31, 2022 was $36.3  million.

There are no significant historical accumulated impairment charges, by segment or in the aggregate, related to goodwill.

9. Equity Investments

The carrying value of our equity investments in domestic and foreign companies was $562.3 million at December 31, 2022 ($624.6 million at December 31, 2021), and is recorded in other assets in the consolidated balance sheets.

NuMit

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 30 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for its investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of NuMit. Nucor’s investment in NuMit was $423.9 million at December 31, 2022 ($418.7 million at December 31, 2021). Nucor received distributions of $55.6 million, $0.2 million, and $9.5 million from NuMit during 2022, 2021 and 2020, respectively.

Nucor-JFE Steel Mexico

Nucor owns a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”), a 50-50 joint venture with JFE Steel Corporation (“JFE”) of Japan, to build and operate a galvanized sheet steel plant in central Mexico. After delays caused by the COVID-19 pandemic, NJSM resumed hot commissioning in early December 2020. Nucor accounts for its investment in NJSM (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of NJSM. Nucor’s investment in NJSM was $91.8 million at December 31, 2022 ($147.0 million at December 31, 2021).

Nucor guarantees a percentage, equal to its ownership percentage (50%), of NJSM’s borrowings under the General Financing Agreement and Promissory Note (the “NJSM Facility”). The fair value of the guarantee is immaterial. Nucor’s guarantee expires on April 30, 2023. The maximum amount NJSM could borrow under the NJSM Facility was amended on November 30, 2021 to $100.0 million. The NJSM Facility is uncommitted. As of December 31, 2022, there was $75.0 million outstanding under the NJSM Facility ($90.0 million as of December 31, 2021). If NJSM fails to pay when due any amounts for which it is obligated under the NJSM Facility, Nucor could be required to pay 50% of such amounts pursuant to and in accordance with the terms of its guarantee. Nucor has not recorded any liability associated with this guarantee.

NJSM has other credit facilities that Nucor has agreed to guarantee. The principal amount subject to guarantee by Nucor for these other credit facilities was $80.0 million as of December 31, 2022 ($50.0 million as of December 31, 2021). The fair value of the guarantees is immaterial. If NJSM fails to pay when due any amounts for which it is obligated under the other credit facilities, Nucor could be required to pay such amounts pursuant to and in accordance with the terms of its guarantees. Nucor has not recorded any liability associated with these guarantees.

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

In conjunction with the consummation of the Duferdofin Agreement, Nucor forgave the previously fully reserved, outstanding note receivable of €35.0 million ($37.8 million) from Duferdofin Nucor, and Nucor was released from the guarantee it previously provided with respect to Duferdofin Nucor’s borrowings under Facility A of the Structured Trade Finance Facilities Agreement (the “Duferdofin Agreement”). The fair value of the guarantee was immaterial, and Nucor did not have a liability recorded associated with this guarantee

All Equity Investments

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. There were no trigger events that caused management to pursue additional testing of our equity method investments in 2022.

Nucor did determine that a triggering event occurred in the first quarter of 2020 with respect to its equity method investment in Duferdofin Nucor due to adverse developments in the joint venture’s commercial outlook, which were exacerbated by the COVID-19 pandemic, all of which negatively impacted the joint venture’s strategic direction. After completing its impairment assessment, Nucor determined that the carrying amount exceeded its estimated fair value and the impairment condition was considered to be other than temporary. Therefore, Nucor recorded a $250.0 million impairment charge in the first quarter of 2020.  The assumptions that most significantly affected the fair value determination included projected cash flows and the discount rate. The Company-specific inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available.

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

10. Current Liabilities

Book overdrafts, included in accounts payable in the consolidated balance sheets, were $163.6 million at December 31, 2022 ($143.8 million at December 31, 2021). Dividends payable, included in accrued expenses and other current liabilities in the consolidated balance sheets, were $130.5 million at December 31, 2022 ($137.6 million at December 31, 2021).

11. Debt and Other Financing Arrangements

	(in thousands)
December 31,	2022	2021
Industrial revenue bonds due from 2022 to 2061 (1)	$1,349,230	$1,350,230
Notes, 4.125%, due 2022	—	600,000
Notes, 4.000%, due 2023	—	500,000
Notes, 2.000%, due 2025	500,000	500,000
Notes, 3.950%, due 2025	500,000	—
Notes, 4.300%, due 2027	500,000	—
Term notes, 2.950%, due 2027 (2)	67,866	—
Notes, 3.950%, due 2028	500,000	500,000
Notes, 2.700%, due 2030	500,000	500,000
Notes, 3.125%, due 2032	550,000	—
Notes, 6.400%, due 2037	543,331	543,331
Notes, 5.200%, due 2043	338,133	338,133
Notes, 4.400%, due 2048	329,219	329,219
Notes, 3.850%, due 2052	550,000	—
Notes, 2.979%, due 2055	439,312	439,312
Finance lease obligations	188,386	179,053
Total long-term debt and finance lease obligations	6,855,477	5,779,278
Less premium on debt exchange	169,737	174,891
Less debt issuance costs	43,471	27,299
Total amounts outstanding	6,642,269	5,577,088
Less current maturities of long-term debt (2)	10,000	601,000
Less current portion of finance lease obligations	18,582	14,678
Total long-term debt and finance lease obligations due after one year	$6,613,687	$4,961,410

(1)	The industrial revenue bonds had variable rates ranging from 3.65% to 4.28% at December 31, 2022 and 0.14% to 0.18% at December 31, 2021.

(2)   The term notes were assumed in conjunction with the acquisition of 51% ownership of CSI on February 1, 2022.  The original principal amount of the notes was $101.0 million, with a fixed rate of 2.95% until September 30, 2026 when they will convert to a floating rate equal to LIBOR plus 1.00%. Payments of $2.5 million are due quarterly along with accrued interest. The term notes mature on March 31, 2027. (See Note 25.)

Annual aggregate long-term debt maturities are: $10.0 million in 2023, $10.0 million in 2024, $1.01 billion in 2025, $31.5 million in 2026, $527.9 million in 2027 and $5.08 billion thereafter.

On November 5, 2021, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.50 billion to $1.75 billion and to extend its maturity date to November 5, 2026. This facility remains undrawn. Costs associated with the amendment were immaterial. The unsecured revolving credit facility provides up to $1.75 billion in revolving loans and allows up to $500.0 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. Up to $100.0 million of the credit facility is available for the issuance of letters of credit and up to $500.0 million is available for the issuance of revolving loans for Nucor subsidiaries in accordance with the terms set forth in the credit agreement. The credit facility provides for a pricing grid based upon the credit rating of Nucor’s senior unsecured long-term debt and, alternatively, interest rates quoted by lenders in connection with competitive bidding. The credit facility includes customary financial and other covenants, including a limit on the ratio of funded debt to total capital of 60%, a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2022, Nucor’s funded debt to total capital ratio was 25%, and Nucor was in compliance with all covenants under the credit facility. No borrowings were outstanding under the credit facility as of December 31, 2022 and 2021.

On March 11, 2022, Nucor completed the issuance and sale of $550.0 million aggregate principal amount of its 3.125% Notes due 2032 (the “2032 Notes”) and $550.0 million aggregate principal amount of its 3.850% Notes due 2052 (the “2052 Notes” and, together with the 2032 Notes, the “2032/2052 Notes”). The net proceeds from the issuance and sale of the 2032/2052 Notes were used along with cash on hand to redeem all of the outstanding $600.0 million aggregate principal amount of our 4.125% Notes due 2022 (the “2022 Notes”) and $500.0 million aggregate principal amount of our 4.000% Notes due 2023 (the “2023 Notes”) pursuant to the terms of the indenture governing the 2022 Notes and the 2023 Notes. The net proceeds from the issuance and sale of the 2032/2052 Notes were $1.09 billion, after expenses and the underwriting discount. Costs of $15.3 million associated with the issuance and sale of the 2032/2052 Notes have been capitalized and will be amortized over the life of the March 2022 Notes.

On April 25, 2022, Nucor redeemed all $500.0 million aggregate principal amount outstanding of the 2023 Notes using a portion of the net proceeds from the issuance and sale of the 2032/2052 Notes. On August 15, 2022, Nucor redeemed all $600.0 million aggregate principal amount outstanding of the 2022 Notes using the remaining portion of the net proceeds from the issuance and sale of the 2032/2052 Notes.

On May 23, 2022, Nucor completed the issuance and sale of $500.0 million aggregate principal amount of its 3.950% Notes due 2025 (the “2025 Notes”) and $500.0 million aggregate principal amount of its 4.300% Notes due 2027 (the “2027 Notes” and, together with the 2025 Notes, the “2025/2027 Notes”). The net proceeds from the issuance and sale of the 2025/2027 Notes were used for general corporate purposes and to pay a portion of the purchase price for the acquisition of C.H.I. The net proceeds from the issuance and sale of the 2025/2027 Notes were $991.9 million, after expenses and the underwriting discount. Costs of $5.9 million associated with the issuance and sale of the 2025/2027 Notes have been capitalized and will be amortized over the life of the 2025/2027 Notes.

Harris Steel has credit facilities totaling approximately $18.3 million, with no outstanding borrowings at December 31, 2022 and 2021. In addition, the business of Nucor Trading S.A. is financed by uncommitted trade credit arrangements with a number of European banking institutions. As of December 31, 2022, Nucor Trading S.A. had outstanding borrowings of $49.1 million, which are presented in short-term debt in the consolidated balance sheet ($107.7 million as of December 31, 2021).

Letters of credit totaling $43.5 million were outstanding as of December 31, 2022 ($98.7 million as of December 31, 2021), related to certain obligations, including workers’ compensation, utilities deposits and credit arrangements by Nucor Trading S.A. for commitments to purchase inventories.

12. Capital Stock

The par value of Nucor’s common stock is $0.40 per share and there are 800 million shares authorized. In addition, 250,000 shares of preferred stock, par value $4.00 per share, are authorized, with preferences, rights and restrictions as may be fixed by the Board of Directors. There are no shares of preferred stock issued or outstanding.

Dividends declared per share were $2.010 in 2022 ($1.715 in 2021 and $1.6125 per share in 2020).

The Company repurchased approximately $2.76 billion of its common stock in 2022 (approximately $3.28 billion in 2021 and $39.5 million in 2020).

On December 2, 2021, the Company announced that the Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. At December 31, 2022, the Company had approximately $1.09 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Derivative Financial Instruments

The following tables summarize information regarding Nucor’s derivative financial instruments (in thousands):

		Fair Value at
		December 31,
Fair Value of Derivative Financial Instruments	Consolidated Balance Sheet Location	2022	2021
Asset derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$17,200	$1,650
Commodity contracts	Other assets	17,200	—

Total asset derivatives designated as hedging instruments		34,400	1,650

Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	—	4,983

Total asset derivatives		$34,400	$6,633

Liability derivatives designated as hedging instruments:
Commodity contracts	Deferred credits and other liabilities	$-	$(138)
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(501)	(2,528)
Foreign exchange contracts	Accrued expenses and other current liabilities	(869)	—
Total liability derivatives not designated as hedging instruments		(1,370)	(2,528)
Total liability derivatives		$(1,370)	$(2,666)

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments for the Year Ended December 31, (in thousands)

					Amount of Gain or
					(Loss), Net of Tax,
		Amount of Gain or (Loss),			Reclassified from			Amount of Gain or (Loss),
	Statement of	Net of Tax, Recognized			Accumulated OCI into			Net of Tax, Recognized
Derivatives in Cash Flow	Earnings	in OCI on Derivatives			Earnings on Derivatives			in Earnings on Derivatives
Hedging Relationships	Location	(Effective Portion)			(Effective Portion)			(Ineffective Portion)
		2022	2021	2020	2022	2021	2020	2022	2021	2020
Commodity contracts	Cost of products sold	$76,542	$15,112	$2,084	$51,554	$9,300	$(7,216)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments for the Year Ended December 31, (in thousands)

		Amount of Gain or (Loss)
Derivatives Not Designated	Statement of Earnings	Recognized in Earnings on
as Hedging Instruments	Location	Derivatives
		2022	2021	2020
Commodity contracts	Cost of products sold	$3,311	$(27,777)	$(8,829)
Foreign exchange contracts	Cost of products sold	11,641	8,114	(3,035)
Total		$14,952	$(19,663)	$(11,864)

At December 31, 2022, natural gas swaps covering approximately 35.0 million MMBTUs (extending through December 2024) were outstanding.

14. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and liabilities that are measured at fair value. Nucor does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		(in thousands)
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Amount in	Identical	Observable	Unobservable
	Consolidated	Assets	Inputs	Inputs
Description	Balance Sheets	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2022
Assets:
Cash equivalents	$3,182,631	$3,182,631	$—	$—
Short-term investments	576,946	576,946	—	—
Derivative contracts	34,400	—	34,400	—
Restricted cash and cash equivalents	80,368	80,368	—	—
Total assets	$3,874,345	$3,839,945	$34,400	$—
Liabilities:
Derivative contracts	$(1,370)	$—	$(1,370)	$—
As of December 31, 2021
Assets:
Cash equivalents	$1,776,477	$1,776,477	$—	$—
Short-term investments	253,005	253,005	—	—
Derivative contracts	6,633	—	6,633	—
Restricted cash and cash equivalents	143,800	143,800	—	—
Total assets	$2,179,915	$2,173,282	$6,633	$—
Liabilities:
Derivative contracts	$(2,666)	$—	$(2,666)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $5.93 billion at December 31, 2022 (approximately $6.06 billion at December 31, 2021). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at December 31, 2022 and 2021, or similar debt with the same maturities, ratings and interest rates.

15. Contingencies

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

16. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved an amendment and restatement of the Omnibus Plan on May 14, 2020. The Omnibus Plan, as amended and restated, permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19.0 million shares of the Company’s common stock. As of December 31, 2022, 5.7 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of December 31, 2022, 0.2 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans is as follows (shares in thousands):

	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Year Ended December 31,	Shares	Price	Shares	Price	Shares	Price
Number of shares under stock options:
Outstanding at beginning of year	1,186	$55.58	3,916	$50.03	3,892	$50.78
Granted	98	$130.71	138	$110.74	529	$42.46
Exercised	(447)	$51.14	(2,868)	$50.65	(266)	$44.51
Canceled	—	$—	—	$—	(239)	$51.58
Outstanding at end of year	837	$66.76	1,186	$55.58	3,916	$50.03
Stock options exercisable at end of year	313	$59.60	523	$54.71	3,168	$50.85

The total intrinsic value of stock options (the amount by which the stock price exceeded the exercise price of the stock option on the date of exercise) that were exercised during 2022 was $32.2 million ($67.8 million in 2021 and $3.3 million in 2020).

The following table summarizes information about stock options outstanding at December 31, 2022 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining Contractual	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$40.00 - $45.00	364	7.4 years	$42.46	33	$42.46
$45.01 - $50.00	148	5.8 years	$48.18	148	$48.18
$50.01 - $65.00	47	4.4 years	$59.07	48	$59.07
$65.01 - $110.75	180	7.6 years	$98.30	73	$80.10
$110.76 - $130.71	98	9.4 years	$130.71	11	$130.71
$40.00 - $130.71	837	7.2 years	$66.76	313	$59.60

As of December 31, 2022, the total aggregate intrinsic value of stock options outstanding and stock options exercisable was $54.5 million and $22.6 million, respectively.

The grant date fair value of stock options granted was $45.27 per share in 2022 ($32.30 per share in 2021 and $7.56 per share in 2020). The fair value was estimated using the Black-Scholes options pricing model with the following assumptions:

	2022	2021	2020
Exercise price	$130.71	$110.74	$42.46
Expected dividend yield	1.53%	1.46%	3.79%
Expected stock price volatility	35.77%	32.86%	30.12%
Risk-free interest rate	2.98%	1.28%	0.50%
Expected life (years)	6.5	6.5	6.5

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $5.4 million in 2022 ($3.8 million in 2021 and $2.7 million in 2020). As of December 31, 2022, unrecognized compensation expense related to stock options was $2.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity is as follows (shares in thousands):

	2022		2021		2020
		Grant Date		Grant Date		Grant Date
Year Ended December 31,	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units:
Unvested at beginning of year	1,167	$60.45	1,830	$47.33	1,776	$52.60
Granted	774	$130.71	397	$110.74	1,246	$42.46
Vested	(916)	$77.21	(997)	$57.09	(1,166)	$50.10
Canceled	(22)	$93.73	(63)	$49.54	(26)	$49.75
Unvested at end of year	1,003	$98.66	1,167	$60.45	1,830	$47.33

Compensation expense for RSUs was $80.4 million in 2022 ($52.1 million in 2021 and $58.6 million in 2020). The total fair value of shares vested during 2022 was $120.0 million ($109.5 million in 2021 and $49.8 million in 2020). As of December 31, 2022, unrecognized compensation expense related to unvested RSUs was $62.8 million, which is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP is as follows (shares in thousands):

	2022		2021		2020
		Grant Date		Grant Date		Grant Date
Year Ended December 31,	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	107	$57.17	127	$49.94	147	$60.81
Granted	465	$128.62	262	$65.61	348	$36.15
Vested	(356)	$119.29	(273)	$62.17	(368)	$41.22
Canceled	(7)	$113.86	(9)	$48.75	—	$—
Unvested at end of year	209	$108.55	107	$57.17	127	$49.94

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $51.0 million in 2022 ($79.9 million in 2021 and $12.5 million in 2020). The total fair value of shares vested during 2022 was $45.9 million ($19.6 million in 2021 and $13.5 million in 2020). As of December 31, 2022, unrecognized compensation expense related to unvested restricted stock awards was $5.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.

17. Employee Benefit Plans

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $994.2 million in 2022 ($869.9 million in 2021 and $86.6 million in 2020). The related liability for these benefits is included in salaries, wages and related accruals in the consolidated balance sheets.

Nucor also has a medical plan covering certain eligible early retirees. The unfunded obligation, included in deferred credits and other liabilities in the consolidated balance sheets, totaled $25.6 million at December 31, 2022 ($29.3 million at December 31, 2021). The expense associated with this early retiree medical plan totaled $2.3 million in 2022 ($1.8 million in 2021 and $2.5 million in 2020). The discount rate used by Nucor in determining its benefit obligation was 5.24% in 2022 (2.81% in 2021 and 2.40% in 2020). The health care cost increase trend rate used was 6.3% in 2022 (5.3% in 2021 and 5.7% in 2020). The health care cost increase trend rate is projected to decline gradually to 4.0% by 2048.

18. Interest Expense (Income)

The components of net interest expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense	$218,911	$163,121	$166,613
Interest income	(48,695)	(4,267)	(13,415)
Interest expense, net	$170,216	$158,854	$153,198

Interest paid was $229.5 million in 2022 ($170.7 million in 2021 and $181.2 million in 2020).

19. Income Taxes

Components of earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$10,212,850	$9,076,921	$1,215,909
Foreign	31,994	123,937	(380,371)
	$10,244,844	$9,200,858	$835,538

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$1,894,848	$1,753,376	$(177,159)
State	304,323	293,752	(4,298)
Foreign	12,882	19,695	18,131
Total current	2,212,053	2,066,823	(163,326)
Deferred:
Federal	77,961	10,916	177,035
State	(120,440)	(3,042)	(25,500)
Foreign	(4,370)	3,791	11,301
Total deferred	(46,849)	11,665	162,836
Total provision for income taxes	$2,165,204	$2,078,488	$(490)

A reconciliation of the federal statutory tax rate (21%) to the total provision is as follows:

	Year Ended December 31,
	2022	2021	2020
Taxes computed at statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	1.41%	2.49%	-3.37%
Federal research credit	-0.10%	-0.07%	-0.79%
Equity in losses of foreign joint venture	0.11%	—	0.64%
Impairment on investment in foreign joint venture	—	—	11.20%
Tax loss on investment in foreign joint venture	—	—	-22.73%
Foreign rate differential	—	-0.03%	1.15%
Noncontrolling interests	-0.85%	-0.67%	-2.88%
CARES Act NOL carryback	—	—	-5.77%
Other, net	-0.44%	-0.13%	1.49%
Provision for income taxes	21.13%	22.59%	-0.06%

For the year ended December 31, 2022, the effective tax rate on continuing operations was 21.13% compared to 22.59% for the year ended December 31, 2021.

The 2022 effective tax rate included a net tax benefit of $76.4 million (-0.75%) for state tax credits, and a net tax benefit of $88.0 million (-0.86%) related to a change in the valuation allowance of a state deferred tax asset. Both items are included in the State income taxes, net of federal income tax benefit line.

Deferred tax assets and liabilities resulted from the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued liabilities and reserves	$236,132	$232,898
Allowance for doubtful accounts	55,160	34,124
Inventory	143,384	81,437
Research and development expenditures	42,109	—
Post-retirement benefits	7,997	10,763
Commodity hedges	—	243
Net operating loss carryforward	30,295	38,290
Tax credit carryforwards	162,498	172,629
Other deferred tax assets	10,894	11,336
Valuation allowance	(77,510)	(183,759)
Total deferred tax assets	610,959	397,961
Deferred tax liabilities:
Holdbacks and amounts not due under contracts	(16,016)	(13,956)
Hedges	(7,426)	—
Intangibles	(724,450)	(178,304)
Property, plant and equipment	(1,050,579)	(770,791)
Other deferred tax liabilities	(51,726)	—
Book/Tax differences on debt modifications	(45,458)	(45,173)
Total deferred tax liabilities	(1,895,655)	(1,008,224)
Total net deferred tax liabilities	$(1,284,696)	$(610,263)

Non-current deferred tax assets included in other assets in the consolidated balance sheets were $19.3 million at December 31, 2022 (none at December 31, 2021).  Non-current deferred tax liabilities included in deferred credits and other liabilities in the consolidated balance sheets were $1.30 billion at December 31, 2022 ($610.3 million at December 31, 2021). The increase in non-current deferred tax liabilities in 2022 is primarily due to deferred tax liabilities related to the acquisition of C.H.I. Overhead Doors, LLC ("C.H.I.") on June 24, 2022. See Note 25 for more information regarding the acquisition. Current federal and state income taxes receivable included in other current assets in the consolidated balance sheets were $564.7 million at December 31, 2022 ($115.2 million at December 31, 2021). Nucor paid $2.63 billion in net federal, state and foreign income taxes in 2022 ($1.68 billion and $50.3 million in 2021 and 2020, respectively).

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

State NOL carryforwards were $285.4 million at December 31, 2022 ($380.1 million at December 31, 2021). If unused, they will expire between 2023 and 2042. Foreign NOL carryforwards were $79.4 million at December 31, 2022 ($113.6 million at December 31, 2021). If unused, the foreign NOL carryforwards will expire between 2027 and 2042.

At December 31, 2022, Nucor had approximately $141.7 million of unrecognized tax benefits, of which $141.1 million would affect Nucor's effective tax rate, if recognized. At December 31, 2021, Nucor had approximately $95.1 million of unrecognized tax benefits, of which $94.4 million would affect Nucor's effective tax rate, if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits recorded in deferred credits and other liabilities in the consolidated balance sheets is as follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of year	$95,136	$47,965	$50,920
Additions based on tax positions related to current year	54,438	52,853	4,138
Reductions based on tax positions related to current year	—	—	—
Additions based on tax positions related to prior years	13,473	2,405	223
Reductions based on tax positions related to prior years	(9,275)	(3,060)	—
Reductions due to settlements with taxing authorities	—	—	—
Reductions due to statute of limitations lapse	(12,080)	(5,027)	(7,316)
Balance at end of year	$141,692	$95,136	$47,965

We estimate that in the next 12 months, our gross uncertain tax positions, exclusive of interest, could decrease by as much as $6.2 million, as a result of the expiration of the applicable statute of limitations.

During 2022, Nucor recognized $9.4 million of expense in interest and penalties ($5.5 million of expense in 2021 and $0.1 million of expense in 2020). The interest and penalties are included in interest expense, net and marketing, administrative and other expenses, respectively, in the consolidated statements of earnings. As of December 31, 2022, Nucor had approximately $26.9 million of accrued interest and penalties related to uncertain tax positions (approximately $17.5 million as of December 31, 2021).  The accrued interest and penalties are included in accrued expenses and other current liabilities and deferred credits and other liabilities, respectively, in the consolidated balance sheets.

The IRS is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for tax years 2016 and 2018. The tax years 2017 and 2021 remain open to examination by the IRS. The 2015 and 2018 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2021 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

20. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)
Other comprehensive income (loss) before reclassifications	76,542	(55,348)	6,328	27,522
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(51,554)	—	1,797	(49,757)
Net current-period other comprehensive income (loss)	24,988	(55,348)	8,125	(22,235)
December 31, 2022	$26,100	$(180,216)	$16,599	$(137,517)

(1)

Includes $(51,554) and $1,797 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $(16,400) and $671 respectively.

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2020	$(4,700)	$(120,827)	$6,666	$(118,861)
Other comprehensive income (loss) before reclassifications	15,112	(4,041)	1,875	12,946
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	(9,300)	-	(67)	(9,367)
Net current-period other comprehensive income (loss)	5,812	(4,041)	1,808	3,579
December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)

(2)

Includes $(9,300) and $(67) net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $(3,100) and $(10), respectively.

21. Earnings Per Share

The computations of basic and diluted net earnings per share are as follows (in thousands, except per share data):

Year Ended December 31,	2022	2021	2020
Basic net earnings per share:
Basic net earnings	$7,607,337	$6,827,461	$721,470
Earnings allocated to participating securities	(31,172)	(32,311)	(4,356)
Net earnings available to common stockholders	$7,576,165	$6,795,150	$717,114
Basic average shares outstanding	262,348	292,491	303,168
Basic net earnings per share	$28.88	$23.23	$2.37
Diluted net earnings per share:
Diluted net earnings	$7,607,337	$6,827,461	$721,470
Earnings allocated to participating securities	(31,057)	(32,190)	(4,359)
Net earnings available to common stockholders	$7,576,280	$6,795,271	$717,111
Diluted average shares outstanding:
Basic average shares outstanding	262,348	292,491	303,168
Dilutive effect of stock options and other	828	899	103
	263,176	293,390	303,271
Diluted net earnings per share	$28.79	$23.16	$2.36

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (shares in thousands):

Year Ended December 31,	2022	2021	2020
Anti-dilutive stock options:
Weighted-average shares	25	145	2,972
Weighted-average exercise price	$130.71	$91.06	$51.87

22. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit and NJSM. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products businesses, steel racking, piling products business, wire and wire mesh, overhead doors, and utility towers and structures. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC, two facilities that produce direct reduced iron used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net sales to external customers:
Steel mills	$24,189,858	$24,145,396	$12,109,307
Steel products	15,060,328	9,727,943	6,623,068
Raw materials	2,262,281	2,610,600	1,407,283
	$41,512,467	$36,483,939	$20,139,658
Intercompany sales:
Steel mills	$5,859,367	$6,297,688	$3,036,790
Steel products	547,219	360,063	248,477
Raw materials	13,715,176	15,762,685	8,153,841
Corporate/eliminations	(20,121,762)	(22,420,436)	(11,439,108)
	$—	$—	$—
Depreciation expense:
Steel mills	$529,005	$465,733	$449,289
Steel products	115,501	99,248	93,184
Raw materials	171,060	159,886	150,474
Corporate	11,126	10,539	9,163
	$826,692	$735,406	$702,110
Amortization expense:
Steel mills	$7,829	$7,829	$7,334
Steel products	199,379	93,160	47,773
Raw materials	27,734	28,168	28,249
	$234,942	$129,157	$83,356
Earnings before income taxes and noncontrolling interests:
Steel mills	$7,199,087	$9,735,020	$720,151
Steel products	4,093,105	1,291,450	690,547
Raw materials	496,823	549,956	23,621
Corporate/eliminations	(1,544,171)	(2,375,568)	(598,781)
	$10,244,844	$9,200,858	$835,538
Segment assets:
Steel mills	$14,157,229	$13,235,463	$9,708,260
Steel products	12,087,145	7,845,010	4,461,042
Raw materials	3,383,114	3,870,806	3,324,489
Corporate/eliminations	2,851,722	871,793	2,631,603
	$32,479,210	$25,823,072	$20,125,394
Capital expenditures:
Steel mills	$1,453,277	$1,336,276	$1,238,132
Steel products	267,128	187,152	135,512
Raw materials	181,680	128,765	125,213
Corporate	50,380	48,171	28,259
	$1,952,465	$1,700,364	$1,527,116

Net sales by product were as follows (in thousands). Further product group breakdown is impracticable.

	Year Ended December 31,
	2022	2021	2020
Net sales to external customers:
Sheet	$11,437,799	$12,675,679	$5,450,507
Bar	7,031,798	6,039,187	3,821,158
Structural	2,928,072	2,597,768	1,526,283
Plate	2,792,188	2,832,762	1,311,360
Tubular Products	1,944,532	2,194,732	1,113,581
Rebar Fabrication	2,205,960	1,794,658	1,708,441
Joist	2,958,235	1,351,235	758,853
Deck	2,392,438	1,167,162	717,276
Other Steel Products	5,559,164	3,220,155	2,324,916
Raw Materials	2,262,281	2,610,601	1,407,283
	$41,512,467	$36,483,939	$20,139,658

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

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $285.0 million as of December 31, 2022 ($251.9 million as of December 31, 2021), and are included in accrued expenses and other current liabilities in the consolidated balance sheets. The amount of revenue reclassified from the December 31, 2021 contract liabilities balance during 2022 was approximately $174.6 million.

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

Other Steel Products – Other steel products include our joist, deck, cold finish, metal building systems, insulated metal panels, piling, overhead doors, and the other remaining businesses that comprise the steel products segment. Generally, for these businesses, we transfer control and recognize a sale when we ship the product from our operating locations to our customers. The amount of consideration we receive and revenue we recognize for those sales are agreed upon with the customers before the product is shipped.

Included in the other steel products businesses is Nucor Warehouse Systems (“NWS”). The majority of NWS’s revenues are related to supply and installation contracts. Revenue on NWS’s supply and installation contracts is primarily recognized over time, typically between three and six months, using the cost-to-cost input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on the contracts.

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

24. Restricted Cash and Cash Equivalents

As of December 31, 2022, restricted cash and cash equivalents totaled $80.4 million ($143.8 million as of December 31, 2021), and primarily consisted of net proceeds from the issuance of $197.0 million in August 2021 and $162.6 million in July 2020 of 40-year variable-rate Green Bonds. The restricted cash and cash equivalents related to the debt issuance are being held in a trust account and will be used to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control (including waste recycling and waste reduction), of the construction of Nucor’s plate mill located in Brandenburg, Kentucky. Funds will be disbursed from the trust account as qualified expenditures for the construction of the Brandenburg facility are made ($64.2 million during 2022 and $168.5 million during 2021). Interest earned on funds held in the trust account is subject to the same usage requirements as the bond proceeds principal. Since the restricted cash, interest and dividends must be used for the construction of the Brandenburg facility and relate to a long-term liability, the entire balance has been classified as a non-current asset.

25. Acquisitions

Acquisition of C.H.I.

On June 24, 2022, Nucor used cash on hand to acquire the assets of C.H.I. for a purchase price, net of cash acquired, of approximately $3.00 billion. C.H.I. is a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. Commercial overhead doors are used in warehousing and retail, areas that Nucor has focused its attention on recently through other value-added products such as insulated metal panels (CENTRIA, Metl-Span and TrueCore brands) and steel racking solutions (Nucor Warehouse Systems). It is expected that the C.H.I. acquisition also will benefit from Nucor’s recent paint line investments at its Hickman, Arkansas and Crawfordsville, Indiana sheet mills. The C.H.I. financial results are included as part of the steel products segment (see Note 22) beginning on June 24, 2022, the date Nucor acquired it.

We allocated the purchase price for C.H.I. to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of C.H.I. as of June 24, 2022, the date of acquisition (in thousands):

Cash	$159,066
Accounts receivable	73,549
Inventory	52,515
Other current assets	18,177
Property, plant and equipment	117,392
Goodwill	1,037,173
Other intangible assets	2,389,180
Other assets	9,559
Total assets acquired	3,856,611
Current liabilities	75,146
Deferred income taxes	578,019
Other liabilities	7,509
Total liabilities assumed	660,674
Net assets acquired	$3,195,937

The following table summarizes the purchase price allocation to the identifiable intangible assets of C.H.I. as of June 24, 2022, the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$2,242,000	25 years
Trade name	147,000	13 years
Backlog	180	1 year
	$2,389,180

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

Acquisition of CSI

On February 1, 2022, Nucor used cash on hand to acquire a 51% controlling ownership position in CSI by purchasing a 50% equity interest from a subsidiary of Vale S.A. for a cash purchase price of approximately $400.0 million, adjusted for net debt and working capital at closing, as well as a 1% equity interest from JFE Steel Corporation. CSI is a flat-rolled steel converter located in California with the capability to produce more than two million tons of finished steel and steel products annually. The company has five product lines, including hot rolled, pickled and oiled, cold rolled, galvanized and electric resistance welded (“ERW”) pipe. Key end-use markets served by CSI include customers in the construction, service center and energy industries. We believe this acquisition helps give Nucor a strong presence in the Western region of the United States and grows our ability to produce a wide range of value-added sheet products. The CSI financial results were included as part of the steel mills segment (see Note 22) beginning on February 1, 2022, the date Nucor acquired its 51% controlling ownership position.

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

The goodwill of $62.0 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel mills segment (see Note 8). The goodwill is attributable to the assembled workforce acquired, expanding our Western United States presence and CSI’s value-added product capabilities. None of the goodwill is deductible for tax purposes.  Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of CSI and, therefore, this information is not presented.

Acquisition of IMP Business of Cornerstone

On August 9, 2021, Nucor used cash on hand to acquire the assets of the insulated metal panels, or, IMP, business of Cornerstone Building Brands, Inc. (“Cornerstone”) for a purchase price of $1.00 billion. The Company believes this acquisition will broaden the value-added solutions that Nucor Buildings group provides to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years and that the use of IMP products within them will also increase. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations-related GHG emissions for owners and lessees. The acquired IMP business is comprised of two industry leading brands, CENTRIA and Metl-Span, and has seven manufacturing facilities located throughout North America, complementing Nucor’s existing IMP business, TrueCore, LLC. The IMP business financial results are included as part of the steel products segment (see Note 22) beginning on August 9, 2021, the date Nucor acquired it.

We have allocated the purchase price for the IMP business to its individual assets acquired and liabilities assumed.

The following table summarizes the fair values of the assets acquired and liabilities assumed of the IMP business as of August 9, 2021, the date of acquisition (in thousands):

Cash	$—
Accounts receivable	47,037
Inventory	73,000
Other current assets	4,478
Property, plant and equipment	102,966
Goodwill	480,167
Other intangible assets	364,000
Other assets	13,515
Total assets acquired	1,085,163
Current liabilities	46,620
Other liabilities	12,855
Total liabilities assumed	59,475
Net assets acquired	$1,025,688

The following table summarizes the purchase price allocation to the identifiable intangible assets of the IMP business as of August 9, 2021, the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$309,000	10 years
Trademarks and trade name	45,000	10 years
Backlog	10,000	1 year
.	$364,000

The goodwill of $480.2 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment (see Note 8). The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $480.2 million, all of which is deductible for tax purposes.  Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of the IMP business and, therefore, this information is not presented.

Acquisition of Hannibal

On August 20, 2021, Nucor used cash on hand to acquire Hannibal for a purchase price of $370.0 million. Nucor purchased 100% of Hannibal's outstanding shares from its Employee Stock Ownership Plan. Hannibal is a leading national provider of steel racking solutions to warehouses. We expect that Hannibal’s business, serving customers in the e-commerce, industrial, food storage and retail segments, will also continue to grow in the coming years. Hannibal has manufacturing facilities in Los Angeles and Houston, as well as three distribution centers.  Hannibal’s financial results are included as part of the steel products segment (see Note 22) beginning on August 20, 2021, the date Nucor acquired it.

We have allocated the purchase price for Hannibal to its individual assets acquired and liabilities assumed.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Hannibal as of August 20, 2021, the date of acquisition (in thousands):

Cash	$124,655
Accounts receivable	115,728
Inventory	65,005
Other current assets	2,113
Property, plant and equipment	116,955
Goodwill	84,922
Other intangible assets	201,700
Other assets	8,776
Total assets acquired	719,854
Current liabilities	228,750
Finance lease obligations	80,124
Other liabilities	13,155
Total liabilities assumed	322,029
Net assets acquired	$397,825

The following table summarizes the purchase price allocation to the identifiable intangible assets of Hannibal as of August 20, 2021, the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$144,000	10 years
Trademarks and trade name	26,000	7 years
Backlog	31,700	1 year
	$201,700

The goodwill of $84.9 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment (see Note 8). The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $84.9 million, all of which is deductible for tax purposes. Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of Hannibal and, therefore, this information is not presented.

Other Acquisitions

Other smaller acquisitions, exclusive of purchase price adjustments made and net of cash acquired, totaled approximately $169.6 million, $134.8 million and $88.1 million in 2022, 2021 and 2020, respectively. Pro-forma results of operations for the Company would not be materially different if the aggregate acquisitions made during 2022, 2021 and 2020 were included and, therefore, this information is not presented.

26. Quarterly Information (Unaudited)

	(in thousands, except per share data)
	Year Ended December 31, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$10,493,282	$11,794,474	$10,500,755	$8,723,956
Gross margin	3,458,139	4,104,263	2,843,391	2,097,487
Net earnings (1)	2,227,115	2,727,237	1,799,043	1,326,245
Net earnings attributable to Nucor stockholders (1)	2,095,623	2,561,233	1,694,748	1,255,733
Net earnings per share:
Basic	$7.69	$9.69	$6.51	$4.90
Diluted	$7.67	$9.67	$6.50	$4.89

	(in thousands, except per share data)
	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$7,017,140	$8,789,164	$10,313,223	$10,364,412
Gross margin	1,622,437	2,473,503	3,406,273	3,523,201
Net earnings (2)	987,514	1,571,459	2,223,265	2,340,132
Net earnings attributable to Nucor stockholders (2)	942,432	1,506,868	2,127,743	2,250,418
Net earnings per share:
Basic	$3.10	$5.05	$7.29	$7.99
Diluted	$3.10	$5.04	$7.28	$7.97

(1)

Fourth quarter of 2022 results include an after-tax net benefit of $60.4 million related to state tax credits, an after-tax net benefit of $88.0 million related to a change in the valuation allowance of a state deferred tax asset, and a pre-tax $96.0 million write-off of the remaining carrying value of our leasehold interest in unproved oil and gas properties. This charge is included in the raw materials segment.

(2)

Second quarter 2021 results include a $42.0 million non-cash impairment charge related to the write-off of a portion of our leasehold interest in unproved oil and natural gas properties. This charge is included in the raw materials segment.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2022 are included in “Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to Nucor’s executive officers appears in Part I of this report under the heading Information About Our Executive Officers and is incorporated herein by reference. The other information required by this item is incorporated herein by reference from Nucor’s definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; and Corporate Governance and Board of Directors.

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

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the Proxy Statement under the headings Executive Officer Compensation; Director Compensation; Report of the Compensation and Executive Development Committee; and Board’s Role in Risk Oversight.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the Proxy Statement under the headings Security Ownership of Management and Certain Beneficial Owners and Equity Compensation Plan Information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the Proxy Statement under the heading Corporate Governance and Board of Directors.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference from the Proxy Statement under the heading Fees Paid to Independent Registered Public Accounting Firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements:

The following consolidated financial statements and notes thereto, management’s report on internal control over financial reporting and the report of independent registered public accounting firm are included in “Item 8. Financial Statements and Supplementary Data”:

•	Management’s Report on Internal Control Over Financial Reporting
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets—December 31, 2022 and 2021
•	Consolidated Statements of Earnings—Years Ended December 31, 2022, 2021 and 2020
•	Consolidated Statements of Comprehensive Income—Years Ended December 31, 2022, 2021 and 2020
•	Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2022, 2021 and 2020
•	Consolidated Statements of Cash Flows—Years Ended December 31, 2022, 2021 and 2020
•	Notes to Consolidated Financial Statements

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

Fourth Supplemental Indenture, dated as of March 11, 2022, between Nucor Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(xi)

Fifth Supplemental Indenture, dated as of May 23, 2022, between Nucor Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

4(xii)	Form of 6.400% Notes due 2037 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(xiii)	Form of 4.125% Notes due 2022 (included in Exhibit 4(iv) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 21, 2010 (File No. 001-04119))

4(xiv)	Form of 4.000% Notes due 2023 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xv)	Form of 5.200% Notes due 2043 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xvi)	Form of 3.950% Notes due 2028 (included in Exhibit 4(vii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xvii)	Form of 4.400% Notes due 2048 (included in Exhibit 4(vii) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xviii)	Form of 2.000% Notes due 2025 (included in Exhibit 4(viii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(xix)	Form of 2.700% Notes due 2030 (included in Exhibit 4(viii) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(xx)	Form of 2.979% Notes due 2055 (included in Exhibit 4(ix) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed December 7, 2020 (File No. 001-04119))

4(xxi)	Form of 3.125% Notes due 2032 (included in Exhibit 4(x) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(xxii)	Form of 3.850% Notes due 2052 (included in Exhibit 4(x) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(xxiii)	Form of 3.950% Notes due 2025 (included in Exhibit 4(xi) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

4(xxiv)	Form of 4.300% Notes due 2027 (included in Exhibit 4(xi) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

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

10(iv)

2014 Omnibus Incentive Compensation Plan, as amended and restated effective February 21, 2022 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(v)

Senior Officers Annual Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan), as amended and restated effective February 21, 2022 (included in Exhibit 10(iv) above) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(vi)

Senior Officers Long-Term Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan), as amended and restated effective February 21, 2022 (included in Exhibit 10(iv) above) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(vii)

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

Form of Award Agreement for Annual Stock Option Grants used for awards granted after May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(xiv)

Form of Restricted Share Unit Award Agreement used for awards granted after February 21, 2022 – time-vested awards (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(xv)

Form of Award Agreement for Annual Stock Option Grants used for awards granted after February 21, 2022 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(xvi)

Retirement, Separation, Waiver and Release Agreement, dated as of June 8, 2021, by and between Nucor Corporation and Craig A. Feldman (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 (File No. 001-04119)) (#)

10(xvii)	Executive Employment Agreement of James D. Frias (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xviii)

Retirement, Separation, Waiver and Release Agreement, dated as of May 24, 2022, by and between Nucor Corporation and James D. Frias (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed May 25, 2022 (File No. 001-04119)) (#)

10(xix)

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

10(xxi)	Executive Employment Agreement of MaryEmily Slate (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxii)

Retirement, Separation, Waiver and Release Agreement, dated as of May 27, 2022, by and between Nucor Corporation and MaryEmily Slate (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 (File No. 001-04119)) (#)

10(xxiii)	Executive Employment Agreement of Leon J. Topalian (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxiv)	Executive Employment Agreement of D. Chad Utermark (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxv)	Executive Employment Agreement of Allen C. Behr (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2020 (File No. 001-04119)) (#)

10(xxvi)	Executive Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed January 5, 2021 (File No. 001-04119)) (#)

10(xxvii)	Executive Employment Agreement of Douglas J. Jellison (incorporated by reference to Exhibit 10(xxx) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxviii)	Executive Employment Agreement of Gregory J. Murphy (incorporated by reference to Exhibit 10(xxxi) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxix)	Executive Employment Agreement of Daniel R. Needham (incorporated by reference to Exhibit 10(xxxii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxx)	Executive Employment Agreement of K. Rex Query (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxxi)

Executive Employment Agreement of Stephen D. Laxton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed March 4, 2022 (File No. 001-04119)) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(xxxii)	Executive Employment Agreement of John Hollatz (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 (File No. 001-04119)) (#)

10(xxxiii)*	Executive Employment Agreement of Noah Hanners (#)

10(xxxiv)	Nucor Corporation Supplemental Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2022, filed February 28, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2022, filed February 28, 2023, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.
(#)	Indicates a management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Leon J. Topalian
Leon J. Topalian
Chair, President and Chief Executive Officer

Dated: February 28, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen D. Laxton and A. Rae Eagle, or either of them, his or her attorney-in-fact, with full power of substitution and resubstitution for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Leon J. Topalian	/s/ Norma B. Clayton
Leon J. Topalian Chair, President, and Chief Executive Officer (Principal Executive Officer)	Norma B. Clayton Director

/s/ Stephen D. Laxton	/s/ Patrick J. Dempsey
Stephen D. Laxton Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	Patrick J. Dempsey Director

/s/ Michael D. Keller	/s/ Christopher J. Kearney
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Christopher J. Kearney Lead Director

/s/ Laurette T. Koellner
Laurette T. Koellner Director

/s/ Michael W. Lamach
Michael W. Lamach Director

/s/ Joseph D. Rupp
Joseph D. Rupp Director

/s/ John H. Walker
John H. Walker Director

/s/ Nadja Y. West
Dated: February 28, 2023	Nadja Y. West Director