Form 10-Q
period 2023-04-01
NUCOR CORP
filed 2023-05-10
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________

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

Yes ☐ No ☒

251,222,908 shares of the registrant’s common stock were outstanding at April 1, 2023.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended April 1, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share data)

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022
Net sales	$8,709,980	$10,493,282
Costs, expenses and other:
Cost of products sold	6,711,778	7,035,143
Marketing, administrative and other expenses	389,895	524,584
Equity in losses/(earnings) of unconsolidated affiliates	1,340	(7,695)
Interest expense, net	10,183	43,135
	7,113,196	7,595,167
Earnings before income taxes and noncontrolling interests	1,596,784	2,898,115
Provision for income taxes	365,155	671,000
Net earnings before noncontrolling interests	1,231,629	2,227,115
Earnings attributable to noncontrolling interests	95,087	131,492
Net earnings attributable to Nucor stockholders	$1,136,542	$2,095,623
Net earnings per share:
Basic	$4.47	$7.69
Diluted	$4.45	$7.67
Average shares outstanding:
Basic	253,608	271,564
Diluted	254,397	272,094

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022
Net earnings before noncontrolling interests	$1,231,629	$2,227,115
Other comprehensive income (loss):
Net unrealized (loss) income on hedging derivatives, net of income taxes of $(7,800) and $16,800 for the first quarter of 2023 and 2022, respectively	(24,575)	53,476
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $100 and $(1,700) for the first quarter of 2023 and 2022, respectively	175	(5,390)
Foreign currency translation (loss) gain, net of income taxes of $0 for the first quarter of 2023 and 2022	(3,441)	22,692
	(27,841)	70,778
Comprehensive income	1,203,788	2,297,893
Comprehensive income attributable to noncontrolling interests	95,087	131,492
Comprehensive income attributable to Nucor stockholders	$1,108,701	$2,166,401

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	April 1, 2023	Dec. 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,800,034	$4,280,852
Short-term investments	817,811	576,946
Accounts receivable, net	3,661,974	3,591,030
Inventories, net	5,590,852	5,453,531
Other current assets	445,714	789,325
Total current assets	14,316,385	14,691,684
Property, plant and equipment, net	9,862,987	9,616,920
Restricted cash and cash equivalents	81,145	80,368
Goodwill	3,914,908	3,920,060
Other intangible assets, net	3,263,385	3,322,265
Other assets	807,580	847,913
Total assets	$32,246,390	$32,479,210
LIABILITIES
Current liabilities:
Short-term debt	$29,316	$49,081
Current portion of long-term debt and finance lease obligations	25,133	28,582
Accounts payable	2,012,092	1,649,523
Salaries, wages and related accruals	759,403	1,654,210
Accrued expenses and other current liabilities	1,003,996	948,348
Total current liabilities	3,829,940	4,329,744
Long-term debt and finance lease obligations due after one year	6,616,498	6,613,687
Deferred credits and other liabilities	1,870,082	1,965,873
Total liabilities	12,316,520	12,909,304
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,168,770	2,143,520
Retained earnings	25,762,032	24,754,873
Accumulated other comprehensive loss, net of income taxes	(165,358)	(137,517)
Treasury stock	(8,900,124)	(8,498,243)
Total Nucor stockholders' equity	19,017,381	18,414,694
Noncontrolling interests	912,489	1,155,212
Total equity	19,929,870	19,569,906
Total liabilities and equity	$32,246,390	$32,479,210

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022
Operating activities:
Net earnings before noncontrolling interests	$1,231,629	$2,227,115
Adjustments:
Depreciation	221,089	195,478
Amortization	58,769	41,411
Stock-based compensation	20,401	26,422
Deferred income taxes	(28,193)	(18,764)
Distributions from affiliates	17,394	1,500
Equity in losses/(earnings) of unconsolidated affiliates	1,340	(7,695)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(67,505)	(92,394)
Inventories	(138,694)	124,201
Accounts payable	394,602	(165,476)
Federal income taxes	330,781	672,142
Salaries, wages and related accruals	(858,925)	(658,267)
Other operating activities	24,485	126,495
Cash provided by operating activities	1,207,173	2,472,168
Investing activities:
Capital expenditures	(531,733)	(447,682)
Investment in and advances to affiliates	-	(63)
Disposition of plant and equipment	2,276	7,288
Acquisitions (net of cash acquired)	-	(347,177)
Purchases of investments	(468,412)	(274,197)
Proceeds from the sale of investments	228,086	80,333
Other investing activities	-	(183)
Cash used in investing activities	(769,783)	(981,681)
Financing activities:
Net change in short-term debt	(19,765)	(21,202)
Proceeds from issuance of long-term debt, net of discount	-	1,093,059
Repayment of long-term debt	(2,500)	(2,500)
Bond issuance costs	-	(8,388)
Proceeds from exercise of stock options	7,123	16,586
Payment of tax withholdings on certain stock-based compensation	(7,105)	(8,512)
Distributions to noncontrolling interests	(337,810)	(211,558)
Cash dividends	(130,525)	(137,587)
Acquisition of treasury stock	(425,820)	(905,324)
Other financing activities	(4,272)	(3,883)
Cash used in financing activities	(920,674)	(189,309)
Effect of exchange rate changes on cash	3,243	3,672
(Decrease) Increase in cash and cash equivalents and restricted cash and cash equivalents	(480,041)	1,304,850
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	4,361,220	2,508,658
Cash and cash equivalents and restricted cash and cash equivalents - end of three months	$3,881,179	$3,813,508
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(36,280)	$(7,789)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Interim Presentation

The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements and Impacts of Enacted Legislation

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. This did not have a material impact on our financial position or results of operations.

2. Inventories

Inventories consisted of approximately 39% raw materials and supplies and 61% finished and semi-finished products at April 1, 2023 (37% and 63%, respectively, at December 31, 2022). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $11.32 billion at April 1, 2023 ($11.12 billion at December 31, 2022).

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the three months ended April 1, 2023 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2022	$675,186	$2,510,045	$734,829	$3,920,060
Acquisitions	-	(3,740)	-	(3,740)
Translation	-	(1,412)	-	(1,412)
Balance at April 1, 2023	$675,186	$2,504,893	$734,829	$3,914,908

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2022 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2022 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections in future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 34% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, including if the expected future performance of this reporting unit declines from the most recent assessment, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $346.4 million as of April 1, 2023 ($347.6 million as of December 31, 2022). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $34.4 million as of April 1, 2023 ($36.3 million as of December 31, 2022). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of April 1, 2023 and December 31, 2022 (in thousands):

	April 1, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,174,632	$1,139,923	$4,174,724	$1,087,834
Trademarks and trade names	364,087	148,032	364,106	142,363
Other	109,746	97,125	109,746	96,114
	$4,648,465	$1,385,080	$4,648,576	$1,326,311

Intangible asset amortization expense in the first quarter of 2023 and 2022 was $58.8 million and $41.4 million, respectively. Annual amortization expense is estimated to be $233.6 million in 2023; $233.4 million in 2024; $232.5 million in 2025; $229.6 million in 2026; and $225.4 million in 2027.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $156.4 million at April 1, 2023 ($163.6 million at December 31, 2022). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $129.4 million at April 1, 2023 ($130.5 million at December 31, 2022).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of April 1, 2023 and December 31, 2022 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 1, 2023
Assets:
Cash equivalents	$3,294,514	$3,294,514	$-	$-
Short-term investments	817,811	817,811	-	-
Restricted cash and cash equivalents	81,145	81,145	-	-
Derivative contracts	8,247	-	8,247	-
Total assets	$4,201,717	$4,193,470	$8,247	$-
Liabilities:
Derivative contracts	$(5,870)	$-	$(5,870)	$-

As of December 31, 2022
Assets:
Cash equivalents	$3,182,631	$3,182,631	$-	$-
Short-term investments	576,946	576,946	-	-
Restricted cash and cash equivalents	80,368	80,368	-	-
Derivative contracts	34,400	-	34,400	-
Total assets	$3,874,345	$3,839,945	$34,400	$-
Liabilities:
Derivative contracts	$(1,370)	$-	$(1,370)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at April 1, 2023 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risk, spot and future commodity prices, and spot and future exchange rates. There were no transfers between the levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.07 billion at April 1, 2023 (approximately $5.93 billion at December 31, 2022). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 1, 2023 and December 31, 2022, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first quarter of 2023 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	837	$66.76
Granted	-	$-
Exercised	(131)	$54.49		$15,539
Canceled	-	$-
Outstanding at April 1, 2023	706	$69.04	7.4 years	$60,364
Stock options exercisable at April 1, 2023	182	$63.28	6.6 years	$16,580

Compensation expense for stock options was $0.5 million in the first quarter of both 2023 and 2022. As of April 1, 2023, unrecognized compensation expense related to stock options was $1.7 million, which we expect to recognize over a weighted-average period of 1.5 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first quarter of 2023 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	1,003	$98.66
Granted	-	$-
Vested	(161)	$94.43
Canceled	(2)	$58.29
Unvested at April 1, 2023	840	$99.55

Compensation expense for RSUs was $12.2 million and $9.0 million in the first quarter of 2023 and 2022, respectively. As of April 1, 2023, unrecognized compensation expense related to unvested RSUs was $50.6 million, which we expect to recognize over a weighted-average period of 1.0 year.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first quarter of 2023 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	209	$108.55
Granted	414	$171.38
Vested	(406)	$152.68
Canceled	-	$-
Unvested at April 1, 2023	217	$145.82

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $7.7 million and $17.0 million in the first quarter of 2023 and 2022, respectively. As of April 1, 2023, unrecognized compensation expense related to unvested restricted stock awards was $12.2 million, which we expect to recognize over a weighted-average period of 2.2 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $162.2 million and $286.9 million in the first quarter of 2023 and 2022, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the first quarter of 2023 and 2022 are as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022
Interest expense	$62,682	$44,076
Interest income	(52,499)	(941)
Interest expense, net	$10,183	$43,135

11. Income Taxes

The effective tax rate for the first quarter of 2023 was 22.9% compared to 23.2% for the first quarter of 2022.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017 and 2021 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2021 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $13.7 million at April 1, 2023 ($19.3 million at December 31, 2022). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.26 billion at April 1, 2023 ($1.30 billion at December 31, 2022).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) and California Steel Industries, Inc. (“CSI”), in both of which Nucor owns 51%, for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

		Three Months (13 Weeks) Ended April 1, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2022	$19,569,906	380,154	$152,061	$2,143,520	$24,754,873	$(137,517)	126,661	$(8,498,243)	$18,414,694	$1,155,212
Net earnings before noncontrolling interests	1,231,629	-	-	-	1,136,542	-	-	-	1,136,542	95,087
Other comprehensive income (loss)	(27,841)	-	-	-	-	(27,841)	-	-	(27,841)	-
Stock options exercised	7,123	-	-	(1,749)	-	-	(131)	8,872	7,123	-
Stock option expense	475	-	-	475	-	-	-	-	475	-
Issuance of stock under award plans, net of forfeitures	43,820	-	-	24,760	-	-	(323)	19,060	43,820	-
Amortization of unearned compensation	1,764	-	-	1,764	-	-	-	-	1,764	-
Treasury stock acquired, and net impact of excise tax	(429,813)	-	-	-	-	-	2,723	(429,813)	(429,813)	-
Cash dividends declared	(129,383)	-	-	-	(129,383)	-	-	-	(129,383)	-
Distributions to noncontrolling interests	(337,810)	-	-	-	-	-	-	-	-	(337,810)
BALANCES, April 1, 2023	$19,929,870	380,154	$152,061	$2,168,770	$25,762,032	$(165,358)	128,930	$(8,900,124)	$19,017,381	$912,489

		Three Months (13 Weeks) Ended April 2, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2021	$14,603,794	380,154	$152,061	$2,140,608	$17,674,100	$(115,282)	107,742	$(5,835,098)	$14,016,389	$587,405
Net earnings before noncontrolling interests	2,227,115	-	-	-	2,095,623	-	-	-	2,095,623	131,492
Other comprehensive income (loss)	70,778	-	-	-	-	70,778	-	-	70,778	-
Stock options exercised	16,586	-	-	(507)	-	-	(310)	17,093	16,586	-
Stock option expense	458	-	-	458	-	-	-	-	458	-
Issuance of stock under award plans, net of forfeitures	43,098	-	-	21,170	-	-	(388)	21,928	43,098	-
Amortization of unearned compensation	1,400	-	-	1,400	-	-	-	-	1,400	-
Treasury stock acquired	(905,324)	-	-	-	-	-	7,048	(905,324)	(905,324)	-
Cash dividends declared	(134,446)	-	-	-	(134,446)	-	-	-	(134,446)	-
Distributions to noncontrolling interests	(211,558)	-	-	-	-	-	-	-	-	(211,558)
Acquisition of noncontrolling interest in CSI	431,219	-	-	-	-	-	-	-	-	431,219
BALANCES, April 2, 2022	$16,143,120	380,154	$152,061	$2,163,129	$19,635,277	$(44,504)	114,092	$(6,701,401)	$15,204,562	$938,558

Dividends declared per share were $0.51 per share in the first quarter of 2023 ($0.50 per share in the first quarter of 2022).

On December 2, 2021, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of April 1, 2023, the Company had approximately $661.1 million available for share repurchases under the program authorized by the Company’s Board of Directors in December 2021.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	Three-Month (13-Week) Period Ended
	April 1, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$26,100	$(180,216)	$16,599	$(137,517)
Other comprehensive income (loss) before reclassifications	(24,575)	(3,441)	-	(28,016)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	175	-	-	175
Net current-period other comprehensive income (loss)	(24,400)	(3,441)	-	(27,841)
Accumulated other comprehensive income (loss) at April 1, 2023	$1,700	$(183,657)	$16,599	$(165,358)

	Three-Month (13-Week) Period Ended
	April 2, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)
Other comprehensive income (loss) before reclassifications	53,476	22,692	-	76,168
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	(5,390)	-	-	(5,390)
Net current-period other comprehensive income (loss)	48,086	22,692	-	70,778
Accumulated other comprehensive income (loss) at April 2, 2022	$49,198	$(102,176)	$8,474	$(44,504)

(1)
Includes $175 and $(5,390) net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net (gains)/losses on commodity contracts in the first quarter of 2023 and 2022, respectively. The tax impact of those reclassifications was $100 and $(1,700) in the first quarter of 2023 and 2022, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading and rebar distribution businesses; and Nucor’s equity method investments in NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, wire and wire mesh, and utility towers and structures. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“Nucor Steel Louisiana”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the first quarter of 2023 and 2022 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022
Net sales to external customers:
Steel mills	$4,979,257	$6,518,609
Steel products	3,275,997	3,323,088
Raw materials	454,726	651,585
	$8,709,980	$10,493,282
Intercompany sales:
Steel mills	$1,163,632	$1,593,258
Steel products	100,361	134,706
Raw materials	3,170,892	3,546,519
Corporate/eliminations	(4,434,885)	(5,274,483)
	$-	$-
Earnings before income taxes and noncontrolling interests:
Steel mills	$838,388	$2,578,854
Steel products	970,802	684,867
Raw materials	58,140	95,853
Corporate/eliminations	(270,546)	(461,459)
	$1,596,784	$2,898,115

	April 1, 2023	Dec. 31, 2022
Segment assets:
Steel mills	$14,053,600	$14,157,229
Steel products	11,318,754	12,087,145
Raw materials	3,466,854	3,383,114
Corporate/eliminations	3,407,182	2,851,722
	$32,246,390	$32,479,210

15. Revenue

The following tables disaggregate our revenue by major source for the first quarter of 2023 and 2022 (in thousands):

	Three Months (13 Weeks) Ended April 1, 2023
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,102,694	$-	$-	$2,102,694
Bar	1,598,128	-	-	1,598,128
Structural	638,307	-	-	638,307
Plate	640,128	-	-	640,128
Tubular Products	-	438,983	-	438,983
Rebar Fabrication	-	498,117	-	498,117
Joist	-	635,816	-	635,816
Deck	-	485,443	-	485,443
Other Steel Products	-	1,217,638	-	1,217,638
Raw Materials	-	-	454,726	454,726
	$4,979,257	$3,275,997	$454,726	$8,709,980

	Three Months (13 Weeks) Ended April 2, 2022
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$3,183,063	$-	$-	$3,183,063
Bar	1,827,731	-	-	1,827,731
Structural	783,271	-	-	783,271
Plate	724,544	-	-	724,544
Tubular Products	-	610,300	-	610,300
Rebar Fabrication	-	445,232	-	445,232
Joist	-	612,235	-	612,235
Deck	-	550,909	-	550,909
Other Steel Products	-	1,104,412	-	1,104,412
Raw Materials	-	-	651,585	651,585
	$6,518,609	$3,323,088	$651,585	$10,493,282

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $329.5 million as of April 1, 2023 ($285.0 million as of December 31, 2022) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the first quarter of 2023 and 2022 are as follows (in thousands, except per share data):

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022
Basic net earnings per share:
Basic net earnings	$1,136,542	$2,095,623
Earnings allocated to participating securities	(3,413)	(8,420)
Net earnings available to common stockholders	$1,133,129	$2,087,203
Basic average shares outstanding	253,608	271,564
Basic net earnings per share	$4.47	$7.69
Diluted net earnings per share:
Diluted net earnings	$1,136,542	$2,095,623
Earnings allocated to participating securities	(3,392)	(8,385)
Net earnings available to common stockholders	$1,133,150	$2,087,238
Diluted average shares outstanding:
Basic average shares outstanding	253,608	271,564
Dilutive effect of stock options and other	789	530
	254,397	272,094
Diluted net earnings per share	$4.45	$7.67

There were no shares excluded from the computation of diluted earnings per common share because their effect would have been antidilutive in either the first quarter of 2023 or the first quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to general market conditions, and in particular, prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties and volatility surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of the COVID-19 pandemic, any variants of the virus, and any other similar pandemic or public health situation; and (16) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 79%, 65% and 75%, respectively, in the first quarter of 2023 compared with approximately 77%, 73% and 72%, respectively, in the first quarter of 2022.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $1.14 billion, or $4.45 per diluted share, in the first quarter of 2023. Nucor's earnings in the first quarter of 2023, which was the second most profitable first quarter in Company history, decreased compared to net earnings attributable to Nucor stockholders of $2.10 billion, or $7.67 per diluted share in the first quarter of 2022, which was the most profitable first quarter in Nucor's history.

The largest contributor to the decrease in earnings in the first quarter of 2023 as compared to the first quarter of 2022 was the profitability of the steel mills segment. The decrease in the steel mills segment's earnings in the first quarter of 2023 as compared to the first quarter of 2022 was primarily due to lower average selling prices, with the largest and most impactful decrease at our sheet mills. Sheet mill pricing increased in 2022 by uncertainty, due in part to the conflict in Ukraine, which led to customers building up inventory levels in the first quarter of 2022. Demand for sheet softened as 2022 progressed and customers worked through their inventory, leading to significantly lower sales prices by the end of the year and into the first quarter of 2023.

The steel products segment had a very strong first quarter of 2023, with segment earnings increasing compared to the first quarter of 2022. Demand in nonresidential construction markets was robust in the first quarter of 2023, continuing the trend of strong market conditions in nonresidential construction markets we had throughout 2022. The primary driver of the increase in earnings of the steel products segment in the first quarter of 2023 compared to the first quarter of 2022 was higher average selling prices.

Earnings in the raw materials segment decreased in the first quarter of 2023 as compared to the first quarter of 2022 due to the decreased performance of our scrap processing and brokerage operations.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the first quarter of 2023 as compared to the first quarter of 2022.

Net Sales

Net sales to external customers by segment for the first quarter of 2023 and 2022 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022	% Change
Steel mills	$4,979,257	$6,518,609	-24%
Steel products	3,275,997	3,323,088	-1%
Raw materials	454,726	651,585	-30%
Total net sales to external customers	$8,709,980	$10,493,282	-17%

Net sales for the first quarter of 2023 decreased 17% from the first quarter of 2022. Average sales price per ton decreased 18% from $1,641 in the first quarter of 2022 to $1,352 in the first quarter of 2023. Total tons shipped to outside customers in the first quarter of 2023 were 6,443,000 tons, a 1% increase from the first quarter of 2022.

In the steel mills segment, sales tons for the first quarter of 2023 and 2022 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022	% Change
Outside steel shipments	4,804	4,539	6%
Inside steel shipments	1,231	1,275	-3%
Total steel shipments	6,035	5,814	4%

Net sales for the steel mills segment decreased 24% in the first quarter of 2023 from the first quarter of 2022, due primarily to a 28% decrease in the average sales price per ton, from $1,436 to $1,035, partially offset by a 6% increase in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the first quarter of 2023 and 2022 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022	% Change
Joist sales	135	179	-25%
Deck sales	99	136	-27%
Cold finished sales	117	133	-12%
Rebar fabrication sales	279	291	-4%
Piling products sales	101	111	-9%
Tubular products sales	275	230	20%
Other steel products sales	135	155	-13%
Total steel products sales	1,141	1,235	-8%

Net sales for the steel products segment decreased 1% in the first quarter of 2023 compared to the first quarter of 2022, due to an 8% decrease in shipping volumes, which was partially offset by a 7% increase in the average sales price per ton, from $2,689 to $2,872. Average selling prices increased across most businesses within the steel products segment in the first quarter of 2023 as compared to the first quarter of 2022, most notably at our joist and insulated metal panels businesses.

Net sales for the raw materials segment decreased 30% in the first quarter of 2023 compared to the first quarter of 2022, due to decreases in average sales price per ton and tons shipped to outside customers for both DJJ brokerage and scrap processing operations. In the first quarter of 2023, approximately 93% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 4% of outside sales were from the scrap processing operations of DJJ (91% and 7%, respectively, in the first quarter of 2022).

Gross Margins

Nucor recorded gross margins of $2.00 billion (23%) in the first quarter of 2023, which was a decrease compared with $3.46 billion (33%) in the first quarter of 2022.

•
The primary driver of the decrease in gross margin in the first quarter of 2023 as compared to the first quarter of 2022 was lower metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the first quarter of 2023 was $414, a 16% decrease compared to $495 in the first quarter of 2022. The decrease in scrap and scrap substitute cost was more than offset by decreased average selling prices, resulting in lower total metal margins.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. We are currently projecting stability in scrap prices as we enter the second quarter of 2023.

•
The decrease in total gross margin was partially offset by increases in gross margins in the steel products segment. The largest increases in gross margins in the steel products segment were at our joist, deck, tubular products and rebar fabrication businesses. As we enter the second quarter of 2023, backlogs for the steel products segment are robust.
•
Pre-operating and start-up costs of new facilities were approximately $82 million in the first quarter of 2023 and approximately $62 million in the first quarter of 2022. Pre-operating and start-up costs in the first quarter of 2023 primarily included costs related to the plate mill in Kentucky and the construction of the sheet mill in West Virginia. Pre-operating and start-up costs in the first quarter of 2022 primarily included costs related to the sheet mill expansion and galvanizing line in Kentucky, the plate mill in Kentucky, and the galvanizing line at our sheet mill expansion in Arkansas. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the raw materials segment decreased in the first quarter of 2023 as compared to the first quarter of 2022, primarily due to decreased average selling prices and tons shipped to outside customers in our scrap processing and brokerage operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by approximately $125.0 million in the first quarter of 2023 as compared to the first quarter of 2022. The decrease was due to the Company’s decreased earnings in the first quarter of 2023 as compared to the first quarter of 2022.

Equity in Losses/Earnings of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates was $1.3 million in the first quarter of 2023, and equity in earnings of unconsolidated affiliates was $7.7 million in the first quarter of 2022. The decrease in equity method investment earnings in the first quarter of 2023 as compared to the first quarter of 2022 was primarily due to the decreased results of NuMit.

Interest Expense (Income)

Net interest expense for the first quarter of 2023 and 2022 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022
Interest expense	$62,682	$44,076
Interest income	(52,499)	(941)
Interest expense, net	$10,183	$43,135

Interest expense increased in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher average interest rates on variable rate debt. Interest income increased in the first quarter of 2023 compared to the first quarter of 2022 due to higher average interest rates on investments and an increase in average invested balances.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the first quarter of 2023 and 2022 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended
	April 1, 2023	April 2, 2022
Steel mills	$838,388	$2,578,854
Steel products	970,802	684,867
Raw materials	58,140	95,853
Corporate/eliminations	(270,546)	(461,459)
	$1,596,784	$2,898,115

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS and CSI. Nucor owns a 51% controlling interest in each of NYS and CSI. The decrease in earnings attributable to noncontrolling interests in the first quarter of 2023 as compared to the first quarter of 2022 was due to the decreased earnings of NYS and CSI.

Distributions to noncontrolling interests exceeded the amount of earnings attributable to noncontrolling interests in the first quarter of 2023 and 2022. Cumulative distributions to noncontrolling interests have not exceeded the cumulative earnings of both NYS and CSI.

Provision for Income Taxes

The effective tax rate for the first quarter of 2023 was 22.9% compared to 23.2% for the first quarter of 2022. The expected effective tax rate for the full year of 2023 is approximately 23.0%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $151.0 million at April 1, 2023, exclusive of interest, could decrease by as much as $6.2 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The IRS is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017 and 2021 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2021 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $1.14 billion, or $4.45 per diluted share, in the first quarter of 2023 as compared to net earnings attributable to Nucor stockholders of $2.10 billion, or $7.67 per diluted share, in the first quarter of 2022. Net earnings attributable to Nucor stockholders as a percentage of net sales were 13.0% and 20.0% in the first quarter of 2023 and 2022, respectively. Annualized return on average stockholders’ equity was 24.3% and 57.4% in the first quarter of 2023 and 2022, respectively.

Outlook

We expect earnings in the second quarter of 2023 to increase compared to the first quarter of 2023. We expect earnings for the steel mills segment to improve in the second quarter of 2023 as compared to the first quarter of 2023, primarily due to margin expansion at our sheet mills. The steel products segment is expected to deliver strong results in the second quarter of 2023, but we believe it will moderate from the first quarter of 2023 due to expected lower average selling prices offsetting higher volumes. The raw materials segment is expected to improve in the second quarter of 2023 as compared to the first quarter of 2023 due to the improved profitability of our DRI facilities.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the first quarter of 2023 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

Liquidity and Capital Resources

We believe our financial strength is a key strategic advantage among domestic steel producers, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard & Poor’s, an A- rating from Fitch Ratings and a Baa1 long-term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our liquidity position as of April 1, 2023 remained strong, consisting of total cash and cash equivalents, short-term investments and restricted cash and cash equivalents of $4.70 billion as of such date compared to $4.94 billion as of December 31, 2022. Of these totals, the amount of restricted cash and cash equivalents was $81.1 million at April 1, 2023 and $80.4 million at December 31, 2022. Approximately $459.4 million of the cash and cash equivalents position at April 1, 2023, was held by our majority-owned and controlled subsidiaries as compared to $1.04 billion at December 31, 2022.

Cash provided by operating activities was $1.21 billion in the first quarter of 2023 as compared to $2.47 billion in the first quarter of 2022. The $1.26 billion decrease was primarily driven by net earnings before noncontrolling interests of $1.23 billion for the first quarter of 2023, a decrease of $995.5 million from net earnings before noncontrolling interests for the prior year period of $2.23 billion. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $315.3 million in the first quarter of 2023 as compared to providing cash of $6.7 million in the first quarter of 2022. The change in federal income taxes, which is largely a function of the timing of federal tax payments, provided cash of $330.8 million in the first quarter of 2023 as compared to $672.1 million in the first quarter of 2022. The change in inventories used cash of $138.7 million in the first quarter of 2023 as compared to providing cash of $124.2 million in the same period of 2022. The change in salaries, wages and related accruals used cash of $858.9 million in the first quarter of 2023 as compared to $658.3 million in the same period of 2022. These changes were offset by the change in accounts payable, which provided cash of $394.6 million in the first quarter of 2023 as compared to using cash of $165.5 million in the first quarter of 2022, a change of $560.1 million.

The current ratio was 3.7 at the end of the first quarter of 2023 and 3.4 at year-end 2022. The increase in the current ratio at the end of the first quarter of 2023 compared to year-end 2022 was due to the $499.8 million, or 11.5%, decrease in current liabilities. The decrease in current liabilities was primarily due to the $894.8 million decrease in salaries, wages and related accruals in the first quarter of 2023 as compared to the first quarter of 2022, which was largely due to the largest profit sharing payment in Company history being made in the first quarter of 2023 (based on the Company's record earnings for the full year 2022).

Cash used in investing activities during the first quarter of 2023 was $769.8 million as compared to $981.7 million in the prior year period, a decrease of $211.9 million. The primary reason for the decrease was a decrease in cash used for acquisitions (net of cash acquired) of $347.2 million due to the acquisition of CSI on February 1, 2022. There were no acquisitions in the first quarter of 2023. Cash used for capital expenditures of $531.7 million in the first quarter of 2023 increased by $84.1 million over the same period of 2022. Capital expenditures in the first quarter of 2022 primarily related to the plate mill and tubular products facility being built in Kentucky, the sheet mill expansion in South Carolina and the sheet mill under construction in West Virginia. Capital expenditures for 2023 are estimated to be approximately $2.80 billion as compared to $1.95 billion in 2022. The projects that we anticipate will have the largest capital expenditures in 2023 are the sheet mill under construction in West Virginia, the micro mill being built in North Carolina, the sheet mill expansion in Indiana and the plate mill in Kentucky.

Cash used in financing activities during the first quarter of 2023 was $920.7 million as compared to $189.3 million in the first quarter of 2022. The primary uses of cash were stock repurchases of $425.8 million in the first quarter of 2023 as compared to $905.3 million in the first quarter of 2022, a decrease of $479.5 million, and distributions to noncontrolling interests of $337.8 million in the first quarter of 2023 as compared to $211.6 million in the first quarter of 2022, an increase of $126.2 million. The primary change in the source of cash offsetting these uses of cash was proceeds from long-term debt, net of discount to the public, of $1.09 billion in the first quarter of 2022 as compared to none in the first quarter of 2023. In the first quarter of 2022, Nucor issued $550.0 million aggregate principal amount of its 3.125% Notes due 2032 and $550.0 million aggregate principal amount of its 3.850% Notes due 2052.

Nucor’s $1.75 billion revolving credit facility matures on November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 1, 2023, the funded debt to total capital ratio was 25.1% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of April 1, 2023.

In February 2023, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.51 per share payable on May 11, 2023 to stockholders of record on March 31, 2023. This dividend is Nucor’s 200th consecutive quarterly cash dividend.

Funds provided by operations, cash and cash equivalents, short-term investments, restricted cash and cash equivalents and new borrowings under our existing credit facilities are expected to be adequate to meet future capital expenditures and working capital requirements for existing operations for at least the next 24 months. We also believe we have adequate access to capital markets for liquidity purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2022. There were no interest rate swaps outstanding at April 1, 2023.

Commodity Price Risk

In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw material and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In periods of strong or stable demand for our products, we are more likely to be able to effectively reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for our products is weaker, this becomes more challenging. Our DRI facilities in Trinidad and Louisiana provide us with flexibility in managing our raw material requirements and our input costs. DRI is particularly important for operational flexibility when demand for prime scrap increases due to increased domestic steel production.

Natural gas produced by Nucor’s production operations is being sold to third parties to partially offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At April 1, 2023, accumulated other comprehensive loss, net of income taxes included $1.7 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at April 1, 2023, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$14,420	$36,040
Aluminum	$7,642	$19,107
Copper	$2,520	$6,307

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at April 1, 2023 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended April 1, 2023 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2023 - January 28, 2023	1,043	$148.35	1,043	$932,218
January 29, 2023 - February 25, 2023	808	$167.55	808	$796,710
February 26, 2023 - April 1, 2023	872	$155.53	872	$661,101
For the Quarter Ended April 1, 2023	2,723		2,723

(1)
Includes commissions of $0.47 per share.
(2)
On December 2, 2021, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 1, 2023, filed May 10, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 1, 2023, filed May 10, 2023, formatted in Inline XBRL (included in Exhibit 101 above).

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

Dated: May 10, 2023