Form 10-Q
period 2023-07-01
NUCOR CORP
filed 2023-08-09
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Yes ☐ No ☒

248,722,494 shares of the registrant’s common stock were outstanding at July 1, 2023.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended July 1, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$9,523,256	$11,794,474	$18,233,236	$22,287,756
Costs, expenses and other:
Cost of products sold	7,021,582	7,690,211	13,733,360	14,725,354
Marketing, administrative and other expenses	453,388	563,211	843,283	1,087,795
Equity in earnings of unconsolidated affiliates	(6,094)	(7,113)	(4,754)	(14,808)
Interest expense, net	4,598	57,763	14,781	100,898
	7,473,474	8,304,072	14,586,670	15,899,239
Earnings before income taxes and noncontrolling interests	2,049,782	3,490,402	3,646,566	6,388,517
Provision for income taxes	462,707	763,165	827,862	1,434,165
Net earnings before noncontrolling interests	1,587,075	2,727,237	2,818,704	4,954,352
Earnings attributable to noncontrolling interests	125,721	166,004	220,808	297,496
Net earnings attributable to Nucor stockholders	$1,461,354	$2,561,233	$2,597,896	$4,656,856
Net earnings per share:
Basic	$5.82	$9.69	$10.28	$17.34
Diluted	$5.81	$9.67	$10.26	$17.30
Average shares outstanding:
Basic	250,144	263,221	251,876	267,416
Diluted	250,524	263,719	252,334	268,066

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net earnings before noncontrolling interests	$1,587,075	$2,727,237	$2,818,704	$4,954,352
Other comprehensive income (loss):
Net unrealized income (loss) on hedging derivatives, net of income taxes of $(1,400) and $5,100 for the second quarter of 2023 and 2022, respectively, and $(9,200) and $21,900 for the first six months of 2023 and 2022, respectively	(4,428)	16,138	(29,003)	69,614
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $1,900 and $(4,800) for the second quarter of 2023 and 2022, respectively, and $2,000 and $(6,500) for the first six months of 2023 and 2022, respectively	6,228	(15,136)	6,403	(20,526)
Foreign currency translation gain (loss), net of income taxes of $0 for the second quarter and first six months of 2023 and 2022	34,586	(27,308)	31,145	(4,616)
	36,386	(26,306)	8,545	44,472
Comprehensive income	1,623,461	2,700,931	2,827,249	4,998,824
Comprehensive income attributable to noncontrolling interests	125,721	166,004	220,808	297,496
Comprehensive income attributable to Nucor stockholders	$1,497,740	$2,534,927	$2,606,441	$4,701,328

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	July 1, 2023	Dec. 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,510,563	$4,280,852
Short-term investments	870,475	576,946
Accounts receivable, net	3,874,933	3,591,030
Inventories, net	5,632,324	5,453,531
Other current assets	402,213	789,325
Total current assets	15,290,508	14,691,684
Property, plant and equipment, net	10,093,399	9,616,920
Restricted cash and cash equivalents	12,665	80,368
Goodwill	3,926,197	3,920,060
Other intangible assets, net	3,205,881	3,322,265
Other assets	851,266	847,913
Total assets	$33,379,916	$32,479,210
LIABILITIES
Current liabilities:
Short-term debt	$33,339	$49,081
Current portion of long-term debt and finance lease obligations	25,087	28,582
Accounts payable	1,855,502	1,649,523
Salaries, wages and related accruals	1,043,967	1,654,210
Accrued expenses and other current liabilities	1,046,279	948,348
Total current liabilities	4,004,174	4,329,744
Long-term debt and finance lease obligations due after one year	6,620,686	6,613,687
Deferred credits and other liabilities	1,814,128	1,965,873
Total liabilities	12,438,988	12,909,304
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,149,693	2,143,520
Retained earnings	27,095,661	24,754,873
Accumulated other comprehensive loss, net of income taxes	(128,972)	(137,517)
Treasury stock	(9,314,764)	(8,498,243)
Total Nucor stockholders' equity	19,953,679	18,414,694
Noncontrolling interests	987,249	1,155,212
Total equity	20,940,928	19,569,906
Total liabilities and equity	$33,379,916	$32,479,210

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022
Operating activities:
Net earnings before noncontrolling interests	$2,818,704	$4,954,352
Adjustments:
Depreciation	448,836	397,270
Amortization	117,231	87,267
Stock-based compensation	83,587	74,219
Deferred income taxes	(44,609)	(36,220)
Distributions from affiliates	18,621	2,287
Equity in earnings of unconsolidated affiliates	(4,754)	(14,808)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(270,314)	(648,569)
Inventories	(174,437)	(157,976)
Accounts payable	242,071	198,062
Federal income taxes	396,341	33,441
Salaries, wages and related accruals	(573,993)	(252,758)
Other operating activities	70,313	97,174
Cash provided by operating activities	3,127,597	4,733,741
Investing activities:
Capital expenditures	(1,057,086)	(968,795)
Investment in and advances to affiliates	(35,078)	(227)
Disposition of plant and equipment	5,289	15,996
Acquisitions (net of cash acquired)	-	(3,465,866)
Purchases of investments	(701,639)	(330,278)
Proceeds from the sale of investments	408,854	219,996
Other investing activities	-	(7,096)
Cash used in investing activities	(1,379,660)	(4,536,270)
Financing activities:
Net change in short-term debt	(15,742)	(7,214)
Proceeds from issuance of long-term debt, net of discount	-	2,091,934
Repayment of long-term debt	(5,000)	(506,000)
Bond issuance costs	-	(13,138)
Proceeds from exercise of stock options	7,123	18,819
Payment of tax withholdings on certain stock-based compensation	(42,120)	(58,218)
Distributions to noncontrolling interests	(388,771)	(268,535)
Cash dividends	(259,894)	(272,038)
Acquisition of treasury stock	(876,698)	(1,707,893)
Proceeds from government incentives	-	125,000
Other financing activities	(8,296)	(17,059)
Cash used in financing activities	(1,589,398)	(614,342)
Effect of exchange rate changes on cash	3,469	(817)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	162,008	(417,688)
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	4,361,220	2,508,658
Cash and cash equivalents and restricted cash and cash equivalents - end of six months	$4,523,228	$2,090,970
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(36,580)	$(23,583)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Interim Presentation

The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to make a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2022.

2. Inventories

Inventories consisted of approximately 36% raw materials and supplies and 64% finished and semi-finished products at July 1, 2023 (37% and 63%, respectively, at December 31, 2022). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $11.52 billion at July 1, 2023 ($11.12 billion at December 31, 2022).

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the six months ended July 1, 2023 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2022	$675,186	$2,510,045	$734,829	$3,920,060
Acquisitions	-	(3,740)	-	(3,740)
Translation	-	9,877	-	9,877
Balance at July 1, 2023	$675,186	$2,516,182	$734,829	$3,926,197

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2022 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2022 for one of the Company’s reporting units, Rebar Fabrication, used forward-looking projections in future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 34% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, including if the expected future performance of this reporting unit declines from the most recent assessment, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $356.3 million as of July 1, 2023 ($347.6 million as of December 31, 2022). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $33.3 million as of July 1, 2023 ($36.3 million as of December 31, 2022). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of July 1, 2023 and December 31, 2022 (in thousands):

	July 1, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,175,432	$1,191,801	$4,174,724	$1,087,834
Trademarks and trade names	364,245	153,691	364,106	142,363
Other	109,746	98,050	109,746	96,114
	$4,649,423	$1,443,542	$4,648,576	$1,326,311

Intangible asset amortization expense in the second quarter of 2023 and 2022 was $58.4 million and $45.9 million, respectively, and $117.2 million and $87.3 million in the first six months of 2023 and 2022, respectively. Annual amortization expense is estimated to be $233.5 million in 2023; $233.4 million in 2024; $232.4 million in 2025; $229.4 million in 2026; and $225.1 million in 2027.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $152.4 million at July 1, 2023 ($163.6 million at December 31, 2022). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $127.7 million at July 1, 2023 ($130.5 million at December 31, 2022).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of July 1, 2023 and December 31, 2022 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 1, 2023
Assets:
Cash equivalents	$3,980,583	$3,980,583	$-	$-
Short-term investments	870,475	870,475	-	-
Restricted cash and cash equivalents	12,665	12,665	-	-
Derivative contracts	7,263	-	7,263	-
Total assets	$4,870,986	$4,863,723	$7,263	$-
Liabilities:
Derivative contracts	$(621)	$-	$(621)	$-

As of December 31, 2022
Assets:
Cash equivalents	$3,182,631	$3,182,631	$-	$-
Short-term investments	576,946	576,946	-	-
Restricted cash and cash equivalents	80,368	80,368	-	-
Derivative contracts	34,400	-	34,400	-
Total assets	$3,874,345	$3,839,945	$34,400	$-
Liabilities:
Derivative contracts	$(1,370)	$-	$(1,370)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at July 1, 2023 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. There were no transfers between the levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $5.96 billion at July 1, 2023 (approximately $5.93 billion at December 31, 2022). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 1, 2023 and December 31, 2022, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first six months of 2023 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	837	$66.76
Granted	91	$133.03
Exercised	(131)	$54.49		$15,539
Canceled	-	$-
Outstanding at July 1, 2023	797	$76.32	7.5 years	$69,890
Stock options exercisable at July 1, 2023	512	$49.84	6.7 years	$58,494

For the 2023 stock option grant, the grant date fair value of $49.62 per share was calculated using the Black-Scholes options pricing model with the following assumptions:

Exercise price	$133.03
Expected dividend yield	1.53%
Expected stock price volatility	37.55%
Risk-free interest rate	3.66%
Expected life (in years)	6.5

Compensation expense for stock options was $3.4 million and $3.9 million in the second quarter of 2023 and 2022, respectively, and $3.9 million and $4.4 million in the first six months of 2023 and 2022, respectively. As of July 1, 2023, unrecognized compensation expense related to stock options was $2.8 million, which we expect to recognize over a weighted-average period of 2.2 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first six months of 2023 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	1,003	$98.66
Granted	831	$133.03
Vested	(863)	$102.49
Canceled	(10)	$96.92
Unvested at July 1, 2023	961	$124.96

Compensation expense for RSUs was $48.5 million and $41.9 million in the second quarter of 2023 and 2022, respectively, and $60.7 million and $50.9 million in the first six months of 2023 and 2022, respectively. As of July 1, 2023, unrecognized compensation expense related to unvested RSUs was $111.9 million, which we expect to recognize over a weighted-average period of 1.8 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first six months of 2023 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	209	$108.55
Granted	414	$171.38
Vested	(406)	$152.68
Canceled	(7)	$171.38
Unvested at July 1, 2023	210	$144.98

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $11.7 million and $1.8 million in the second quarter of 2023 and 2022, respectively, and $19.4 million and $18.8 million in the first six months of 2023 and 2022, respectively. As of July 1, 2023, unrecognized compensation expense related to unvested restricted stock awards was $10.7 million, which we expect to recognize over a weighted-average period of 2.0 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $194.4 million and $333.0 million in the second quarter of 2023 and 2022, respectively, and $356.6 million and $619.9 million in the first six months of 2023 and 2022, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the second quarter and first six months of 2023 and 2022 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest expense	$60,806	$63,514	$123,488	$107,590
Interest income	(56,208)	(5,751)	(108,707)	(6,692)
Interest expense, net	$4,598	$57,763	$14,781	$100,898

11. Income Taxes

The effective tax rate for the second quarter of 2023 was 22.6% compared to 21.9% for the second quarter of 2022.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019 and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for tax years 2016 and 2018. The tax years 2017 and 2021 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2022 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $10.6 million at July 1, 2023 ($19.3 million at December 31, 2022). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.24 billion at July 1, 2023 ($1.30 billion at December 31, 2022).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) and California Steel Industries, Inc. (“CSI”), in both of which Nucor owns 51%, for the three months and six months ended July 1, 2023 and July 2, 2022 (in thousands):

		Three Months (13 Weeks) Ended July 1, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 1, 2023	$19,929,870	380,154	$152,061	$2,168,770	$25,762,032	$(165,358)	128,930	$(8,900,124)	$19,017,381	$912,489
Net earnings before noncontrolling interests	1,587,075	-	-	-	1,461,354	-	-	-	1,461,354	125,721
Other comprehensive income (loss)	36,386	-	-	-	-	36,386	-	-	36,386	-
Stock options exercised	-	-	-		-	-	-	-	-	-
Stock option expense	3,447	-	-	3,447	-	-	-	-	3,447	-
Issuance of stock under award plans, net of forfeitures	16,149	-	-	(24,025)	-	-	(566)	40,174	16,149	-
Amortization of unearned compensation	1,501	-	-	1,501	-	-	-	-	1,501	-
Treasury stock acquired	(454,814)	-	-	-	-	-	3,067	(454,814)	(454,814)	-
Cash dividends declared	(127,725)	-	-	-	(127,725)	-	-	-	(127,725)	-
Distributions to noncontrolling interests	(50,961)	-	-	-	-	-	-	-	-	(50,961)
BALANCES, July 1, 2023	$20,940,928	380,154	$152,061	$2,149,693	$27,095,661	$(128,972)	131,431	$(9,314,764)	$19,953,679	$987,249

		Six Months (26 Weeks) Ended July 1, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2022	$19,569,906	380,154	$152,061	$2,143,520	$24,754,873	$(137,517)	126,661	$(8,498,243)	$18,414,694	$1,155,212
Net earnings before noncontrolling interests	2,818,704	-	-	-	2,597,896	-	-	-	2,597,896	220,808
Other comprehensive income (loss)	8,545	-	-	-	-	8,545	-	-	8,545	-
Stock options exercised	7,123	-	-	(1,749)	-	-	(131)	8,872	7,123	-
Stock option expense	3,922	-	-	3,922	-	-	-	-	3,922	-
Issuance of stock under award plans, net of forfeitures	59,969	-	-	735	-	-	(889)	59,234	59,969	-
Amortization of unearned compensation	3,265	-	-	3,265	-	-	-	-	3,265	-
Treasury stock acquired	(884,627)	-	-	-	-	-	5,790	(884,627)	(884,627)	-
Cash dividends declared	(257,108)	-	-	-	(257,108)	-	-	-	(257,108)	-
Distributions to noncontrolling interests	(388,771)	-	-	-	-	-	-	-	-	(388,771)
BALANCES, July 1, 2023	$20,940,928	380,154	$152,061	$2,149,693	$27,095,661	$(128,972)	131,431	$(9,314,764)	$19,953,679	$987,249

		Three Months (13 Weeks) Ended July 2, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 2, 2022	$16,143,120	380,154	$152,061	$2,163,129	$19,635,277	$(44,504)	114,092	$(6,701,401)	$15,204,562	$938,558
Net earnings before noncontrolling interests	2,727,237	-	-	-	2,561,233	-	-	-	2,561,233	166,004
Other comprehensive income (loss)	(26,306)	-	-	-	-	(26,306)	-	-	(26,306)	-
Stock options exercised	2,233	-	-	(802)	-	-	(49)	3,035	2,233	-
Stock option expense	3,964	-	-	3,964	-	-	-	-	3,964	-
Issuance of stock under award plans, net of forfeitures	(3,546)	-	-	(52,313)	-	-	(775)	48,767	(3,546)	-
Amortization of unearned compensation	1,200	-	-	1,200	-	-	-	-	1,200	-
Treasury stock acquired	(802,569)	-	-	-	-	-	5,100	(802,569)	(802,569)	-
Cash dividends declared	(132,127)	-	-	-	(132,127)	-	-	-	(132,127)	-
Distributions to noncontrolling interests	(56,977)	-	-	-	-	-	-	-	-	(56,977)
Acquisition of noncontrolling interest in CSI	(3,421)	-	-	-	-	-	-	-	-	(3,421)
BALANCES, July 2, 2022	$17,852,808	380,154	$152,061	$2,115,178	$22,064,383	$(70,810)	118,368	$(7,452,168)	$16,808,644	$1,044,164

		Six Months (26 Weeks) Ended July 2, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2021	$14,603,794	380,154	$152,061	$2,140,608	$17,674,100	$(115,282)	107,742	$(5,835,098)	$14,016,389	$587,405
Net earnings before noncontrolling interests	4,954,352	-	-	-	4,656,856	-	-	-	4,656,856	297,496
Other comprehensive income (loss)	44,472	-	-	-	-	44,472	-	-	44,472	-
Stock options exercised	18,819	-	-	(1,309)	-	-	(359)	20,128	18,819	-
Stock option expense	4,422	-	-	4,422	-	-	-	-	4,422	-
Issuance of stock under award plans, net of forfeitures	39,552	-	-	(31,143)	-	-	(1,163)	70,695	39,552	-
Amortization of unearned compensation	2,600	-	-	2,600	-	-	-	-	2,600	-
Treasury stock acquired	(1,707,893)	-	-	-	-	-	12,148	(1,707,893)	(1,707,893)	-
Cash dividends declared	(266,573)	-	-	-	(266,573)	-	-	-	(266,573)	-
Distributions to noncontrolling interests	(268,535)	-	-	-	-	-	-	-	-	(268,535)
Acquisition of noncontrolling interest in CSI	427,798	-	-	-	-	-	-	-	-	427,798
BALANCES, July 2, 2022	$17,852,808	380,154	$152,061	$2,115,178	$22,064,383	$(70,810)	118,368	$(7,452,168)	$16,808,644	$1,044,164

Dividends declared per share were $0.51 per share in the second quarter of 2023 ($0.50 per share in the second quarter of 2022) and $1.02 per share in the first six months of 2023 ($1.00 per share in the first six months of 2022).

On May 11, 2023, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of July 1, 2023, the Company had $4.00 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Three-Month (13-Week) Period Ended
	July 1, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 1, 2023	$1,700	$(183,657)	$16,599	$(165,358)
Other comprehensive income (loss) before reclassifications	(4,428)	34,586	-	30,158
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	6,228	-	-	6,228
Net current-period other comprehensive income (loss)	1,800	34,586	-	36,386
Accumulated other comprehensive income (loss) at July 1, 2023	$3,500	$(149,071)	$16,599	$(128,972)

	Six-Month (26-Week) Period Ended
	July 1, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$26,100	$(180,216)	$16,599	$(137,517)
Other comprehensive income (loss) before reclassifications	(29,003)	31,145	-	2,142
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	6,403	-	-	6,403
Net current-period other comprehensive income (loss)	(22,600)	31,145	-	8,545
Accumulated other comprehensive income (loss) at July 1, 2023	$3,500	$(149,071)	$16,599	$(128,972)

(1)
Includes $6,228 and $6,403 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts in the second quarter and first six months of 2023, respectively. The tax impact of those reclassifications was $1,900 and $2,000 in the second quarter and first six months of 2023, respectively.

	Three-Month (13-Week) Period Ended
	July 2, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 2, 2022	$49,198	$(102,176)	$8,474	$(44,504)
Other comprehensive income (loss) before reclassifications	16,138	(27,308)	-	(11,170)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	(15,136)	-	-	(15,136)
Net current-period other comprehensive income (loss)	1,002	(27,308)	-	(26,306)
Accumulated other comprehensive income (loss) at July 2, 2022	$50,200	$(129,484)	$8,474	$(70,810)

	Six-Month (26-Week) Period Ended
	July 2, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)
Other comprehensive income (loss) before reclassifications	69,614	(4,616)	-	64,998
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	(20,526)	-	-	(20,526)
Net current-period other comprehensive income (loss)	49,088	(4,616)	-	44,472
Accumulated other comprehensive income (loss) at July 2, 2022	$50,200	$(129,484)	$8,474	$(70,810)

(2)
Includes $(15,136) and $(20,526) net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts in the second quarter and first six months of 2022, respectively. The tax impact of those reclassifications was $(4,800) and $(6,500) in the second quarter and first six months of 2022, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading and rebar distribution businesses; and Nucor’s equity method investments in NuMit LLC (“NuMit”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, wire and wire mesh, and utility towers and structures. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“Nucor Steel Louisiana”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the second quarter and first six months of 2023 and 2022 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales to external customers:
Steel mills	$5,565,772	$7,256,067	$10,545,029	$13,774,676
Steel products	3,442,862	3,842,948	6,718,859	7,166,036
Raw materials	514,622	695,459	969,348	1,347,044
	$9,523,256	$11,794,474	$18,233,236	$22,287,756
Intercompany sales:
Steel mills	$1,361,066	$1,763,563	$2,524,698	$3,356,821
Steel products	100,257	117,289	200,618	251,995
Raw materials	3,588,629	4,145,690	6,759,521	7,692,209
Corporate/eliminations	(5,049,952)	(6,026,542)	(9,484,837)	(11,301,025)
	$-	$-	$-	$-
Earnings before income taxes and noncontrolling interests:
Steel mills	$1,403,547	$2,815,723	$2,241,935	$5,394,577
Steel products	1,010,789	1,129,932	1,981,591	1,814,799
Raw materials	138,411	263,598	196,551	359,451
Corporate/eliminations	(502,965)	(718,851)	(773,511)	(1,180,310)
	$2,049,782	$3,490,402	$3,646,566	$6,388,517

	July 1, 2023	Dec. 31, 2022
Segment assets:
Steel mills	$14,828,076	$14,157,229
Steel products	11,487,936	12,087,145
Raw materials	3,292,148	3,383,114
Corporate/eliminations	3,771,756	2,851,722
	$33,379,916	$32,479,210

15. Revenue

The following tables disaggregate our revenue by major source for the second quarter and first six months of 2023 and 2022 (in thousands):

	Three Months (13 Weeks) Ended July 1, 2023				Six Months (26 Weeks) Ended July 1, 2023
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,645,817	$-	$-	$2,645,817	$4,748,511	$-	$-	$4,748,511
Bar	1,599,724	-	-	1,599,724	3,197,852	-	-	3,197,852
Structural	581,952	-	-	581,952	1,220,259	-	-	1,220,259
Plate	738,279	-	-	738,279	1,378,407	-	-	1,378,407
Tubular Products	-	436,551	-	436,551	-	875,534	-	875,534
Rebar Fabrication	-	615,814	-	615,814	-	1,113,931	-	1,113,931
Joist	-	638,975	-	638,975	-	1,274,791	-	1,274,791
Deck	-	473,775	-	473,775	-	959,218	-	959,218
Other Steel Products	-	1,277,747	-	1,277,747	-	2,495,385	-	2,495,385
Raw Materials	-	-	514,622	514,622	-	-	969,348	969,348
	$5,565,772	$3,442,862	$514,622	$9,523,256	$10,545,029	$6,718,859	$969,348	$18,233,236

	Three Months (13 Weeks) Ended July 2, 2022				Six Months (26 Weeks) Ended July 2, 2022
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$3,616,333	$-	$-	$3,616,333	$6,799,396	$-	$-	$6,799,396
Bar	1,992,463	-	-	1,992,463	3,820,194	-	-	3,820,194
Structural	783,121	-	-	783,121	1,566,392	-	-	1,566,392
Plate	864,150	-	-	864,150	1,588,694	-	-	1,588,694
Tubular Products	-	613,238	-	613,238	-	1,124,391	-	1,124,391
Rebar Fabrication	-	579,000	-	579,000	-	1,024,232	-	1,024,232
Joist	-	687,882	-	687,882	-	1,300,117	-	1,300,117
Deck	-	582,414	-	582,414	-	1,133,323	-	1,133,323
Other Steel Products	-	1,380,414	-	1,380,414	-	2,583,973	-	2,583,973
Raw Materials	-	-	695,459	695,459	-	-	1,347,044	1,347,044
	$7,256,067	$3,842,948	$695,459	$11,794,474	$13,774,676	$7,166,036	$1,347,044	$22,287,756

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $350.5 million as of July 1, 2023 ($285.0 million as of December 31, 2022) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the second quarter and first six months of 2023 and 2022 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic net earnings per share:
Basic net earnings	$1,461,354	$2,561,233	$2,597,896	$4,656,856
Earnings allocated to participating securities	(6,029)	(11,041)	(9,251)	(19,380)
Net earnings available to common stockholders	$1,455,325	$2,550,192	$2,588,645	$4,637,476
Basic average shares outstanding	250,144	263,221	251,876	267,416
Basic net earnings per share	$5.82	$9.69	$10.28	$17.34
Diluted net earnings per share:
Diluted net earnings	$1,461,354	$2,561,233	$2,597,896	$4,656,856
Earnings allocated to participating securities	(6,013)	(10,997)	(9,223)	(19,302)
Net earnings available to common stockholders	$1,455,341	$2,550,236	$2,588,673	$4,637,554
Diluted average shares outstanding:
Basic average shares outstanding	250,144	263,221	251,876	267,416
Dilutive effect of stock options and other	380	498	458	650
	250,524	263,719	252,334	268,066
Diluted net earnings per share	$5.81	$9.67	$10.26	$17.30

The number of shares that were not included in the diluted net earnings per share calculation, because to do so would have been anti-dilutive, was immaterial for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to general market conditions, and in particular, prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties and volatility surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of the COVID-19 pandemic, any variants of the virus and any other similar pandemic or public health situation; and (16) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this report.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 82%, 67% and 76%, respectively, in the first six months of 2023 compared with approximately 81%, 76% and 75%, respectively, in the first six months of 2022.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $1.46 billion, or $5.81 per diluted share, for the second quarter of 2023, as compared to net earnings attributable to Nucor stockholders of $1.14 billion, or $4.45 per diluted share, for the first quarter of 2023, and $2.56 billion, or $9.67 per diluted share, for the second quarter of 2022, which was the most profitable second quarter in Nucor's history.

The primary driver for the decrease in earnings in the second quarter of 2023 compared to the second quarter of 2022 was the decreased earnings of the steel mills segment. The steel mills segment experienced lower shipping volumes in the second quarter of 2023 compared to the second quarter of 2022. Average selling prices in the steel mills segment decreased at our sheet, bar, plate and structural mills in the second quarter of 2023 as compared to the second quarter of 2022. The decreases in average selling prices outpaced the decrease in scrap and scrap substitute costs in the second quarter of 2023 as compared to the second quarter of 2022, resulting in significantly lower metal margins. We believe end-use market demand was healthy in the second quarter of 2023 and the contrast in earnings when compared with the second quarter of 2022 was due to the historically favorable market conditions that existed in the second quarter of 2022.

The earnings of the steel products segment moderated in the second quarter of 2023 as compared to the second quarter of 2022, but overall market conditions in nonresidential construction remained elevated. The steel products segment had decreased earnings in the second quarter of 2023 as compared to the second quarter of 2022, which was partially offset by the strong performance of our rebar fabrication operations and the earnings from our overhead doors business, that we acquired on June 24, 2022 and had minimal impact on the second quarter of 2022.

The earnings of the raw materials segment decreased in the second quarter and first six months of 2023 as compared to the second quarter and first six months of 2022 primarily due to margin compression at our scrap processing operations, our DRI facilities and our scrap brokerage operations.

Nucor reported net earnings attributable to Nucor stockholders of $2.60 billion, or $10.26 per diluted share, for the first six months of 2023, which is the second-most profitable first six months of a year in Nucor history. The only year that had a more profitable first six months of the year was 2022, in which Nucor reported net earnings attributable to Nucor stockholders of $4.66 billion, or $17.30 per diluted share.

The primary driver of the decrease in earnings in the first six months of 2023 as compared to the first six months of 2022 was due to the decreased performance of the steel mills segment, particularly at our sheet mills. Pricing for sheet mill products on average was significantly lower in the first six months of 2023 as compared to the first six months of 2022.

The earnings of the steel products segment increased in the first six months of 2023 as compared to the first six months of 2022, driven by the strong performance across several businesses including our joist, deck, tubular products, metal buildings and rebar fabrication operations, and the addition of our overhead doors business.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the second quarter and first six months of 2023 as compared to the second quarter and first six months of 2022.

Net Sales

Net sales to external customers by segment for the second quarter and first six months of 2023 and 2022 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Steel mills	$5,565,772	$7,256,067	-23%	$10,545,029	$13,774,676	-23%
Steel products	3,442,862	3,842,948	-10%	6,718,859	7,166,036	-6%
Raw materials	514,622	695,459	-26%	969,348	1,347,044	-28%
Total net sales to external customers	$9,523,256	$11,794,474	-19%	$18,233,236	$22,287,756	-18%

Net sales for the second quarter of 2023 decreased 19% from the second quarter of 2022. Average sales price per ton decreased 14% from $1,690 in the second quarter of 2022 to $1,446 in the second quarter of 2023. Total tons shipped to outside customers in the second quarter of 2023 were approximately 6,588,000 tons, a 6% decrease from the second quarter of 2022.

Net sales for the first six months of 2023 decreased 18% from the first six months of 2022. Average sales price per ton decreased 16% from $1,667 in the first six months of 2022 to $1,399 in the first six months of 2023. Total tons shipped to outside customers in the first six months of 2023 were approximately 13,031,000 tons, a 3% decrease from the first six months of 2022.

In the steel mills segment, sales tons for the second quarter and first six months of 2023 and 2022 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Outside steel shipments	4,774	5,041	-5%	9,578	9,580	-
Inside steel shipments	1,205	1,407	-14%	2,436	2,682	-9%
Total steel shipments	5,979	6,448	-7%	12,014	12,262	-2%

Net sales for the steel mills segment decreased 23% in the second quarter of 2023 from the second quarter of 2022, due primarily to an 18% decrease in the average sales price per ton, from $1,429 to $1,168, and a 5% decrease in tons sold to outside customers.

Net sales for the steel mills segment decreased 23% in the first six months of 2023 from the first six months of 2022, due to a 23% decrease in the average sales price per ton, from $1,432 to $1,101.

Outside sales tonnage for the steel products segment for the second quarter and first six months of 2023 and 2022 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Joist sales	142	158	-10%	277	337	-18%
Deck sales	107	123	-13%	206	259	-20%
Cold finished sales	112	123	-9%	229	256	-11%
Rebar fabrication sales	332	339	-2%	611	630	-3%
Piling products sales	113	119	-5%	214	230	-7%
Tubular products sales	239	274	-13%	514	504	2%
Other steel products sales	148	175	-15%	283	330	-14%
Total steel products sales	1,193	1,311	-9%	2,334	2,546	-8%

Net sales for the steel products segment decreased 10% in the second quarter of 2023 compared to the second quarter of 2022, due to a 2% decrease in the average sales price per ton, from $2,931 to $2,884, and a 9% decrease in shipping volumes. Average selling prices decreased across most businesses within the steel products segment in the second quarter of 2023 as compared to the second quarter of 2022, most notably at our buildings and tubular businesses.

Net sales for the steel products segment decreased 6% in the first six months of 2023 compared to the first six months of 2022, due to an 8% decrease in shipping volumes, partially offset by 2% increase in the average sales price per ton, from $2,814 to $2,878. The most notable increases in average selling prices in the first six months of 2023 as compared to the first six months of 2022 were at our insulated metal panels and joist businesses.

Net sales for the raw materials segment decreased 26% in the second quarter of 2023 compared to the second quarter of 2022, due to decreases for both DJJ brokerage and scrap processing operations in average sales price per ton and decreased volumes at our scrap processing operations. In the second quarter of 2023, approximately 94% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (91% and 7%, respectively, in the second quarter of 2022).

Net sales for the raw materials segment decreased 28% in the first six months of 2023 compared to the first six months of 2022, due to decreases for both DJJ brokerage and scrap processing operations in average sales price per ton and tons shipped to outside customers. In the first six months of 2023, approximately 93% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (91% and 7%, respectively, in the first six months of 2022).

Gross Margins

Nucor recorded gross margins of $2.50 billion (26%) in the second quarter of 2023, which was a decrease compared to $4.10 billion (35%) in the second quarter of 2022.

•
The decrease in gross margin in the second quarter of 2023 as compared to the second quarter of 2022 was due primarily to lower metal margins across the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the second quarter of 2023 was $455, a 15% decrease compared to $534 in the second quarter of 2022. The decrease in scrap and scrap substitute costs was more than offset by decreased average selling prices and lower shipments to external customers, resulting in lower total metal margins.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. As we enter the third quarter of 2023, we expect scrap prices to decrease compared to the second quarter of 2023.

•
Gross margins in the steel products segment decreased in the second quarter of 2023 compared to the second quarter of 2022, primarily due to decreases at our joist, deck, tubular, and metal buildings businesses. This decrease was partially offset by the strong performance of our rebar fabrication business and the addition of our overhead doors business. Demand in nonresidential construction markets continues to be strong. As we enter the third quarter of 2023, backlogs for the steel products segment are consistent with historical averages.
•
Pre-operating and start-up costs of new facilities were approximately $90 million in the second quarter of 2023 and approximately $60 million in the second quarter of 2022. Pre-operating and start-up costs in the second quarter of 2023 primarily included costs related to the plate mill in Kentucky, the sheet mill in West Virginia, and the sheet mill expansion in Indiana. Pre-operating and start-up costs in the second quarter of 2022 primarily included costs related to the plate mill in Kentucky, the sheet mill expansion in Kentucky and the construction of a galvanizing line at our sheet mill expansion in Arkansas. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the raw materials segment decreased in the second quarter of 2023 as compared to the second quarter of 2022, due to decreased gross margins across all businesses in the raw materials segment.

Nucor recorded gross margins of $4.50 billion (25%) in the first six months of 2023, which was a decrease compared to $7.56 billion (34%) in the first six months of 2022.

•
In the steel mills segment, the average scrap and scrap substitute cost per gross ton used in the first six months of 2023 was $435, a 16% decrease compared to $516 in the first six months of 2022. However, the decrease in scrap and substitute costs was more than offset by the decreases in average selling prices and volumes shipped, resulting in lower metal margins.
•
The steel products segment had increased gross margins in the first six months of 2023 compared to the first six months of 2022, primarily due to the strong performance of our rebar fabrication business and the addition of our overhead doors business.
•
Pre-operating and start-up costs of new facilities increased to approximately $172 million in the first six months of 2023 from approximately $122 million in the first six months of 2022. Pre-operating and start-up costs in the first six months of 2023 primarily included costs related to the plate mill in Kentucky, the sheet mill in West Virginia, and the sheet mill expansion in Indiana. Pre-operating and start-up costs in the first six months of 2022 primarily included costs related to the plate mill in Kentucky, the sheet mill expansion in Kentucky and the construction of a galvanizing line at our sheet mill expansion in Arkansas.
•
Gross margins in the raw materials segment decreased in the first six months of 2023 as compared to the first six months of 2022, due to decreased gross margins across all businesses in the raw materials segment.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $121.5 million in the second quarter of 2023 as compared to the second quarter of 2022, and decreased by $246.6 million in the first six months of 2023 as compared to the first six months of 2022. These decreases were due to Nucor's decreased profitability in the second quarter and first six months of 2023 as compared to the respective prior year periods, which resulted in decreased accruals related to profit sharing.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $6.1 million and $7.1 million in the second quarter of 2023 and 2022, respectively, and $4.8 million and $14.8 million in the first six months of 2023 and 2022, respectively. The decreases in equity method investment earnings were primarily due to the decreased results of NuMit.

Interest Expense (Income)

Net interest expense for the second quarter and first six months of 2023 and 2022 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest expense	$60,806	$63,514	$123,488	$107,590
Interest income	(56,208)	(5,751)	(108,707)	(6,692)
Interest expense, net	$4,598	$57,763	$14,781	$100,898

Interest expense decreased in the second quarter of 2023 compared to the second quarter of 2022 due to an increase in capitalized interest. Interest expense increased in the first six months of 2023 compared to the first six months of 2022 primarily due to higher average interest rates on debt and an increase in average debt outstanding.

Interest income increased in the second quarter and first six months of 2023 compared to the second quarter and first six months of 2022 primarily due to an increase in average interest rates on investments and higher average investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the second quarter and first six months of 2023 and 2022 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Steel mills	$1,403,547	$2,815,723	$2,241,935	$5,394,577
Steel products	1,010,789	1,129,932	1,981,591	1,814,799
Raw materials	138,411	263,598	196,551	359,451
Corporate/eliminations	(502,965)	(718,851)	(773,511)	(1,180,310)
	$2,049,782	$3,490,402	$3,646,566	$6,388,517

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS and CSI. Nucor owns a 51% controlling interest in each of NYS and CSI. The decrease in earnings attributable to noncontrolling interests in the second quarter and first six months of 2023 as compared to the second quarter and first six months of 2022 was primarily due to the decreased earnings of CSI as well as the earnings of NYS.

Provision for Income Taxes

The effective tax rate for the second quarter of 2023 was 22.6% compared to 21.9% for the second quarter of 2022. The expected effective tax rate for the full year of 2023 is approximately 22.9%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $161.5 million at July 1, 2023, exclusive of interest, could decrease by as much as $5.8 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The IRS is currently examining Nucor’s 2015, 2019 and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for tax years 2016 and 2018. The tax years 2017 and 2021 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2022 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $1.46 billion, or $5.81 per diluted share, in the second quarter of 2023 as compared to net earnings attributable to Nucor stockholders of $2.56 billion, or $9.67 per diluted share, in the second quarter of 2022. Net earnings attributable to Nucor stockholders as a percentage of net sales were 15.3% and 21.7% in the second quarter of 2023 and 2022, respectively.

Nucor reported net earnings attributable to Nucor stockholders of $2.60 billion, or $10.26 per diluted share, in the first six months of 2023 as compared to net earnings attributable to Nucor stockholders of $4.66 billion, or $17.30 per diluted share, in the first six months of 2022. Net earnings attributable to Nucor stockholders as a percentage of net sales were 14.2% and 20.9% in the first six months of 2023 and 2022, respectively. Annualized return on average stockholders’ equity was 27.1% and 60.4% in the first six months of 2023 and 2022, respectively.

Outlook

We expect earnings in the third quarter of 2023 to decrease compared to the second quarter of 2023. We expect earnings for the steel mills segment to decline in the third quarter of 2023 as compared to the second quarter of 2023 due to decreased profitability, with the largest impact at our sheet mills. The earnings of the steel products segment are expected to moderate in the third quarter of 2023 as compared to the second quarter of 2023. Earnings for the raw materials segment are expected to decrease in the third quarter of 2023 as compared to the second quarter of 2023 due to margin compression at our DRI facilities and scrap processing operations.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the second quarter of 2023 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

Liquidity and Capital Resources

We believe our financial strength is a key strategic advantage, particularly during recessionary business cycles. We currently have the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard & Poor’s, an A- rating from Fitch Ratings and a Baa1 long-term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our liquidity position as of July 1, 2023 remained strong, consisting of total cash and cash equivalents, short-term investments and restricted cash and cash equivalents of $5.39 billion as of such date compared to $4.94 billion as of December 31, 2022. Of these totals, the amount of restricted cash and cash equivalents was $12.7 million at July 1, 2023 and $80.4 million at December 31, 2022. Approximately $583.3 million of the cash and cash equivalents position at July, 1, 2023, was held by our majority-owned and controlled subsidiaries as compared to $1.04 billion at December 31, 2022.

Cash provided by operating activities was $3.13 billion in the first six months of 2023 as compared to $4.73 billion in the first six months of 2022. The $1.60 billion decrease was primarily driven by net earnings before noncontrolling interests of $2.82 billion for the first six months of 2023, a decrease of $2.14 billion from net earnings before noncontrolling interests for the prior year period of $4.95 billion. Partially offsetting the decline in net earnings before noncontrolling interests were the changes in operating assets and operating liabilities (exclusive of acquisitions) which used cash of $310.0 million in the first six months of 2023 as compared to using cash of $730.6 million in the first six months of 2022.

The funding of our working capital in the first six months of 2023 decreased by $420.6 million compared to the first six months of 2022 mainly due to the change in accounts receivable using $378.3 million less cash and the change in federal income taxes providing $362.9 million more cash as compared to the same period in 2022. These changes were offset by the $321.2 million decrease in the change in salaries, wages and related accruals in the first six months of 2023 as compared to the first six months of 2022. The change in salaries, wages, and related accruals used cash of $574.0 million in the first six months of 2023 as compared to $252.8 million in the first six months of 2022, due primarily to the payout in the first six months of 2023 of incentive compensation for 2022, which was higher than the incentive compensation for 2021 that was paid out in the first six months of 2022 due to higher Company earnings in 2022.

The current ratio was 3.8 at the end of the second quarter of 2023 and 3.4 at year-end 2022. The increase in the current ratio at the end of the second quarter of 2023 compared to year-end 2022 was due to the $325.6 million, or 8%, decrease in current liabilities. The decrease in current liabilities was primarily due to the $610.2 million decrease in salaries, wages and related accruals in the first six months of 2023 as compared to the first six months of 2022 due to the aforementioned incentive compensation accrued on December 31, 2022 and paid out during the first six months of 2023.

Cash used in investing activities during the first six months of 2023 was $1.38 billion as compared to $4.54 billion in the prior year period, a decrease of $3.16 billion. The primary reason for the decrease in cash used in investing activities was the decrease in cash used for acquisitions of $3.47 billion. Acquisitions were significantly higher in the first six months of 2022 due to the acquisition of CSI on February 1, 2022 and C.H.I. Overhead Doors, LLC on June 24, 2022. Cash used for capital expenditures of $1.06 billion in the first six months of 2023 increased by $88.3 million over the same period of 2022 primarily due to the plate mill and tubular product facility being built in Kentucky, the sheet mill in West Virginia and the micro mill being built in North Carolina. Capital expenditures for 2023 are estimated to be approximately $3.0 billion as compared to $1.95 billion in 2022. The projects that we anticipate will have the largest capital expenditures in 2023 are the sheet mill under construction in West Virginia, the micro mill being built in North Carolina, the sheet mill expansion in Indiana and the plate mill in Kentucky.

Cash used in financing activities during the first six months of 2023 was $1.59 billion as compared to $614.3 million in the first six months of 2022. The primary uses of cash were stock repurchases of $876.7 million in the first six months of 2023 as compared to $1.71 billion in the first six months of 2022, a decrease of $831.2 million and distributions to noncontrolling interests of $388.8 million in the first six months of 2023 as compared to $268.5 million in the first six months of 2022, an increase of $120.2 million. The primary change in the source of cash offsetting these uses of cash was proceeds from long-term debt, net of discount to the public, of $2.09 billion in the first six months of 2022 as compared to none in the first six months of 2023. In the first six months of 2022, Nucor issued $500.0 million aggregate principal amount of its 3.950% Notes due in 2025, $500.0 million aggregate principal amount of its 4.300% Notes due in 2027, $550.0 million aggregate principal amount of the 3.125% Notes due in 2032 and $550.0 million aggregate principal amount of the 3.850% Notes due in 2052. On April 25, 2022, we redeemed all $500.0 million aggregate principal amount outstanding of our 4.000% Notes due 2023.

Nucor’s $1.75 billion revolving credit facility matures on November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 1, 2023, the funded debt to total capital ratio was 24.2% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of July 1, 2023.

In June 2023, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.51 per share payable on August 11, 2023 to stockholders of record on June 30, 2023. This dividend is Nucor’s 201st consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2022. There were no interest rate swaps outstanding at July 1, 2023.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At July 1, 2023, accumulated other comprehensive loss, net of income taxes included $3.5 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at July 1, 2023, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$13,960	$34,910
Aluminum	$4,421	$12,672
Copper	$1,004	$2,504

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at July 1, 2023 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no proceedings that were pending or contemplated under federal, state or local environmental laws that the Company reasonably believes may result in monetary sanctions of at least $1.0 million (the threshold chosen by Nucor as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), and which Nucor believes is reasonably designed to result in disclosure of any such proceeding that is material to its business or financial condition).

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended July 1, 2023 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2, 2023 - April 29, 2023	2,323	$147.99	2,323	$317,952
April 30, 2023 - May 27, 2023	744	$144.01	744	$4,000,000
May 28, 2023 - July 1, 2023	-	$-	-	$4,000,000
For the Quarter Ended July 1, 2023	3,067		3,067

(1)
Includes commissions of $0.29 per share.
(2)
On May 11, 2023, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date. Share repurchases made prior to May 11, 2023 were made under the Company's prior share repurchase program. The prior share repurchase program was announced on December 2, 2021 and authorized the Company to repurchase up to $4.00 billion of the Company's common stock. The prior share repurchase program was terminated in connection with the approval of the new share repurchase program announced on May 11, 2023.

Item 5 Other Information

Insider Trading Arrangements

During the quarter ended July 1, 2023, none of our directors or officers (as defined in rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws of Nucor Corporation, as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))
10*	Executive Employment Agreement of Brad Ford (#)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 1, 2023, filed August 9, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 1, 2023, filed August 9, 2023, formatted in Inline XBRL (included in Exhibit 101 above).

* Filed herewith.

** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

(#) Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Stephen D. Laxton
Stephen D. Laxton
Chief Financial Officer, Treasurer and
Executive Vice President

Dated: August 9, 2023