Form 10-Q
period 2023-09-30
NUCOR CORP
filed 2023-11-08
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

245,838,999 shares of the registrant’s common stock were outstanding at September 30, 2023.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$8,775,734	$10,500,755	$27,008,970	$32,788,511
Costs, expenses and other:
Cost of products sold	6,854,934	7,657,364	20,588,294	22,382,718
Marketing, administrative and other expenses	385,768	486,560	1,229,051	1,574,355
Equity in losses (earnings) of unconsolidated affiliates	1,083	(8,438)	(3,671)	(23,246)
Interest (income) expense, net	(14,133)	42,347	648	143,245
	7,227,652	8,177,833	21,814,322	24,077,072
Earnings before income taxes and noncontrolling interests	1,548,082	2,322,922	5,194,648	8,711,439
Provision for income taxes	326,827	523,879	1,154,689	1,958,044
Net earnings before noncontrolling interests	1,221,255	1,799,043	4,039,959	6,753,395
Earnings attributable to noncontrolling interests	79,749	104,295	300,557	401,791
Net earnings attributable to Nucor stockholders	$1,141,506	$1,694,748	$3,739,402	$6,351,604
Net earnings per share:
Basic	$4.58	$6.51	$14.86	$23.90
Diluted	$4.57	$6.50	$14.83	$23.85
Average shares outstanding:
Basic	248,504	259,102	250,752	264,655
Diluted	248,916	259,526	251,179	265,239

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net earnings before noncontrolling interests	$1,221,255	$1,799,043	$4,039,959	$6,753,395
Other comprehensive income (loss):
Net unrealized (loss) income on hedging derivatives, net of income taxes of $(1,500) and $8,800 for the third quarter of 2023 and 2022, respectively, and $(10,700) and $30,700 for the first nine months of 2023 and 2022, respectively	(4,779)	27,411	(33,782)	97,025
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $1,100 and $(5,200) for the third quarter of 2023 and 2022, respectively, and $3,100 and $(11,700) for the first nine months of 2023 and 2022, respectively	3,579	(16,311)	9,982	(36,837)
Foreign currency translation gain (loss), net of income taxes of $0 for the third quarter and first nine months of 2023 and 2022	(18,655)	(43,843)	12,490	(48,459)
	(19,855)	(32,743)	(11,310)	11,729
Comprehensive income	1,201,400	1,766,300	4,028,649	6,765,124
Comprehensive income attributable to noncontrolling interests	79,749	104,295	300,557	401,791
Comprehensive income attributable to Nucor stockholders	$1,121,651	$1,662,005	$3,728,092	$6,363,333

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,855,950	$4,280,852
Short-term investments	863,140	576,946
Accounts receivable, net	3,427,697	3,591,030
Inventories, net	5,246,365	5,453,531
Other current assets	555,784	789,325
Total current assets	15,948,936	14,691,684
Property, plant and equipment, net	10,355,848	9,616,920
Restricted cash and cash equivalents	12,832	80,368
Goodwill	3,922,267	3,920,060
Other intangible assets, net	3,146,973	3,322,265
Other assets	880,930	847,913
Total assets	$34,267,786	$32,479,210
LIABILITIES
Current liabilities:
Short-term debt	$35,938	$49,081
Current portion of long-term debt and finance lease obligations	24,934	28,582
Accounts payable	1,854,707	1,649,523
Salaries, wages and related accruals	1,268,771	1,654,210
Accrued expenses and other current liabilities	1,099,498	948,348
Total current liabilities	4,283,848	4,329,744
Long-term debt and finance lease obligations due after one year	6,620,586	6,613,687
Deferred credits and other liabilities	1,854,270	1,965,873
Total liabilities	12,758,704	12,909,304
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,165,635	2,143,520
Retained earnings	28,110,225	24,754,873
Accumulated other comprehensive loss, net of income taxes	(148,827)	(137,517)
Treasury stock	(9,813,377)	(8,498,243)
Total Nucor stockholders' equity	20,465,717	18,414,694
Noncontrolling interests	1,043,365	1,155,212
Total equity	21,509,082	19,569,906
Total liabilities and equity	$34,267,786	$32,479,210

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022
Operating activities:
Net earnings before noncontrolling interests	$4,039,959	$6,753,395
Adjustments:
Depreciation	681,153	609,933
Amortization	175,701	164,480
Stock-based compensation	101,107	99,838
Deferred income taxes	(25,750)	(33,116)
Distributions from affiliates	18,621	25,571
Equity in earnings of unconsolidated affiliates	(3,671)	(23,246)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	171,621	(104,751)
Inventories	209,056	371,068
Accounts payable	164,479	(299,760)
Federal income taxes	240,667	(302,335)
Salaries, wages and related accruals	(347,026)	121,243
Other operating activities	165,692	156,201
Cash provided by operating activities	5,591,609	7,538,521
Investing activities:
Capital expenditures	(1,496,248)	(1,430,125)
Investment in and advances to affiliates	(35,106)	(246)
Sale of business	-	99,681
Disposition of plant and equipment	8,617	27,278
Acquisitions (net of cash acquired)	-	(3,549,764)
Purchases of investments	(1,200,136)	(563,770)
Proceeds from the sale of investments	917,332	439,348
Other investing activities	(35,001)	(9,595)
Cash used in investing activities	(1,840,542)	(4,987,193)
Financing activities:
Net change in short-term debt	(13,142)	(43,074)
Proceeds from issuance of long-term debt, net of discount	-	2,091,934
Repayment of long-term debt	(7,500)	(1,108,500)
Bond issuance costs	-	(13,138)
Proceeds from exercise of stock options	10,350	21,604
Payment of tax withholdings on certain stock-based compensation	(44,456)	(62,869)
Distributions to noncontrolling interests	(412,404)	(300,772)
Cash dividends	(387,996)	(404,150)
Acquisition of treasury stock	(1,376,757)	(2,359,971)
Proceeds from government incentives	-	275,000
Other financing activities	(12,437)	(21,085)
Cash used in financing activities	(2,244,342)	(1,925,021)
Effect of exchange rate changes on cash	837	(5,221)
Increase in cash and cash equivalents and restricted cash and cash equivalents	1,507,562	621,086
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	4,361,220	2,508,658
Cash and cash equivalents and restricted cash and cash equivalents - end of nine months	$5,868,782	$3,129,744
Non-cash investing activity:
Change in accrued plant and equipment purchases	$40,126	$(31,469)

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

2. Inventories

Inventories consisted of approximately 37% raw materials and supplies and 63% finished and semi-finished products at September 30, 2023 (37% and 63%, respectively, at December 31, 2022). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $11.66 billion at September 30, 2023 ($11.12 billion at December 31, 2022).

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the nine months ended September 30, 2023 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2022	$675,186	$2,510,045	$734,829	$3,920,060
Acquisitions	-	(2,120)	-	(2,120)
Translation	-	4,327	-	4,327
Balance at September 30, 2023	$675,186	$2,512,252	$734,829	$3,922,267

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2022 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

The annual assessment performed in 2022 for one of the Company’s reporting units, Rebar Fabrication (which is included in the Steel Products segment), used forward-looking projections in future cash flows. The fair value of this reporting unit exceeded its carrying value by approximately 34% in the most recent assessment. If our assessment of the relevant facts and circumstances changes, including if the expected future performance of this reporting unit declines from the most recent assessment, non-cash impairment charges may be required. Total goodwill associated with the Rebar Fabrication reporting unit was $351.5 million as of September 30, 2023 ($347.6 million as of December 31, 2022). An impairment of goodwill may also lead us to record an impairment of other intangible assets. Total finite-lived intangible assets associated with the Rebar Fabrication reporting unit were $31.3 million as of September 30, 2023 ($36.3 million as of December 31, 2022). There have been no triggering events requiring an interim assessment for impairment of the Rebar Fabrication reporting unit since the most recent annual goodwill impairment testing date.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,175,065	$1,243,668	$4,174,724	$1,087,834
Trademarks and trade names	364,173	159,369	364,106	142,363
Other	109,747	98,975	109,746	96,114
	$4,648,985	$1,502,012	$4,648,576	$1,326,311

Intangible asset amortization expense in the third quarter of 2023 and 2022 was $58.5 million and $77.2 million, respectively, and $175.7 million and $164.5 million in the first nine months of 2023 and 2022, respectively. Annual amortization expense is estimated to be $232.8 million in 2023; $233.3 million in 2024; $232.3 million in 2025; $229.4 million in 2026; and $225.1 million in 2027.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $155.2 million at September 30, 2023 ($163.6 million at December 31, 2022). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $126.6 million at September 30, 2023 ($130.5 million at December 31, 2022).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of September 30, 2023 and December 31, 2022 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2023
Assets:
Cash equivalents	$5,224,958	$5,224,958	$-	$-
Short-term investments	863,140	863,140	-	-
Restricted cash and cash equivalents	12,832	12,832	-	-
Derivative contracts	4,345	-	4,345	-
Total assets	$6,105,276	$6,100,931	$4,345	$-
Liabilities:
Derivative contracts	$(3,027)	$-	$(3,027)	$-

As of December 31, 2022
Assets:
Cash equivalents	$3,182,631	$3,182,631	$-	$-
Short-term investments	576,946	576,946	-	-
Restricted cash and cash equivalents	80,368	80,368	-	-
Derivative contracts	34,400	-	34,400	-
Total assets	$3,874,345	$3,839,945	$34,400	$-
Liabilities:
Derivative contracts	$(1,370)	$-	$(1,370)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Our short-term investments at September 30, 2023 consisted of certificates of deposit, commercial paper and corporate notes. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. There were no transfers between the levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $5.77 billion at September 30, 2023 (approximately $5.93 billion at December 31, 2022). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at September 30, 2023 and December 31, 2022, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first nine months of 2023 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	837	$66.76
Granted	91	$133.03
Exercised	(181)	$57.10		$20,865
Canceled	-	$-
Outstanding at September 30, 2023	747	$77.16	7.3 years	$59,133
Stock options exercisable at September 30, 2023	462	$48.31	6.4 years	$49,910

Compensation expense for stock options was $0.4 million and $0.5 million in the third quarter of 2023 and 2022, respectively, and $4.3 million and $4.9 million in the first nine months of 2023 and 2022, respectively. As of September 30, 2023, unrecognized compensation expense related to stock options was $2.4 million, which we expect to recognize over a weighted-average period of 2.0 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first nine months of 2023 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	1,003	$98.66
Granted	831	$133.03
Vested	(870)	$102.72
Canceled	(12)	$103.58
Unvested at September 30, 2023	952	$124.91

Compensation expense for RSUs was $14.0 million and $16.3 million in the third quarter of 2023 and 2022, respectively, and $74.7 million and $67.2 million in the first nine months of 2023 and 2022, respectively. As of September 30, 2023, unrecognized compensation expense related to unvested RSUs was $97.6 million, which we expect to recognize over a weighted-average period of 1.5 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first nine months of 2023 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	209	$108.55
Granted	414	$171.38
Vested	(406)	$152.68
Canceled	(7)	$154.05
Unvested at September 30, 2023	210	$145.55

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $3.1 million and $8.9 million in the third quarter of 2023 and 2022, respectively, and $22.5 million and $27.7 million in the first nine months of 2023 and 2022, respectively. As of September 30, 2023, unrecognized compensation expense related to unvested restricted stock awards was $9.1 million, which we expect to recognize over a weighted-average period of 1.8 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $148.6 million and $214.4 million in the third quarter of 2023 and 2022, respectively, and $505.2 million and $834.3 million in the first nine months of 2023 and 2022, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest (Income) Expense

The components of net interest (income) expense for the third quarter and first nine months of 2023 and 2022 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest expense	$63,228	$54,569	$186,716	$162,159
Interest income	(77,361)	(12,222)	(186,068)	(18,914)
Interest (income) expense, net	$(14,133)	$42,347	$648	$143,245

11. Income Taxes

The effective tax rate for the third quarter of 2023 was 21.1% compared to 22.6% for the third quarter of 2022.The decrease in the effective tax rate for the third quarter of 2023 as compared to the third quarter of 2022 was primarily due to increased federal tax credits and the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017, 2021, and 2022 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2022 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $9.4 million at September 30, 2023 ($19.3 million at December 31, 2022). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.26 billion at September 30, 2023 ($1.30 billion at December 31, 2022).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) (“NYS”) and California Steel Industries, Inc. (“CSI”), in both of which Nucor owns 51%, for the three months and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

		Three Months (13 Weeks) Ended September 30, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 1, 2023	$20,940,928	380,154	$152,061	$2,149,693	$27,095,661	$(128,972)	131,431	$(9,314,764)	$19,953,679	$987,249
Net earnings before noncontrolling interests	1,221,255	-	-	-	1,141,506	-	-	-	1,141,506	79,749
Other comprehensive income (loss)	(19,855)	-	-	-	-	(19,855)	-	-	(19,855)	-
Stock options exercised	3,227	-	-	(386)	-	-	(50)	3,613	3,227	-
Stock option expense	392	-	-	392	-	-	-	-	392	-
Issuance of stock under award plans, net of forfeitures	16,353	-	-	14,337	-	-	(28)	2,016	16,353	-
Amortization of unearned compensation	1,599	-	-	1,599	-	-	-	-	1,599	-
Treasury stock acquired and net impact of excise tax	(504,242)	-	-	-	-	-	2,962	(504,242)	(504,242)	-
Cash dividends declared	(126,942)	-	-	-	(126,942)	-	-	-	(126,942)	-
Distributions to noncontrolling interests	(23,633)	-	-	-	-	-	-	-	-	(23,633)
BALANCES, September 30, 2023	$21,509,082	380,154	$152,061	$2,165,635	$28,110,225	$(148,827)	134,315	$(9,813,377)	$20,465,717	$1,043,365

		Nine Months (39 Weeks) Ended September 30, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2022	$19,569,906	380,154	$152,061	$2,143,520	$24,754,873	$(137,517)	126,661	$(8,498,243)	$18,414,694	$1,155,212
Net earnings before noncontrolling interests	4,039,959	-	-	-	3,739,402	-	-	-	3,739,402	300,557
Other comprehensive income (loss)	(11,310)	-	-	-	-	(11,310)	-	-	(11,310)	-
Stock options exercised	10,350	-	-	(2,135)	-	-	(181)	12,485	10,350	-
Stock option expense	4,314	-	-	4,314	-	-	-	-	4,314	-
Issuance of stock under award plans, net of forfeitures	76,322	-	-	15,072	-	-	(917)	61,250	76,322	-
Amortization of unearned compensation	4,864	-	-	4,864	-	-	-	-	4,864	-
Treasury stock acquired and net impact of excise tax	(1,388,869)	-	-	-	-	-	8,752	(1,388,869)	(1,388,869)	-
Cash dividends declared	(384,050)	-	-	-	(384,050)	-	-	-	(384,050)	-
Distributions to noncontrolling interests	(412,404)	-	-	-	-	-	-	-	-	(412,404)
BALANCES, September 30, 2023	$21,509,082	380,154	$152,061	$2,165,635	$28,110,225	$(148,827)	134,315	$(9,813,377)	$20,465,717	$1,043,365

		Three Months (13 Weeks) Ended October 1, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 2, 2022	$17,852,808	380,154	$152,061	$2,115,178	$22,064,383	$(70,810)	118,368	$(7,452,168)	$16,808,644	$1,044,164
Net earnings before noncontrolling interests	1,799,043	-	-	-	1,694,748	-	-	-	1,694,748	104,295
Other comprehensive income (loss)	(32,743)	-	-	-	-	(32,743)	-	-	(32,743)	-
Stock options exercised	2,784	-	-	(1,181)	-	-	(62)	3,965	2,784	-
Stock option expense	475	-	-	475	-	-	-	-	475	-
Issuance of stock under award plans, net of forfeitures	15,009	-	-	12,949	-	-	(31)	2,060	15,009	-
Amortization of unearned compensation	1,100	-	-	1,100	-	-	-	-	1,100	-
Treasury stock acquired	(652,078)	-	-	-	-	-	5,334	(652,078)	(652,078)	-
Cash dividends declared	(129,482)	-	-	-	(129,482)	-	-	-	(129,482)	-
Distributions to noncontrolling interests	(32,237)	-	-	-	-	-	-	-	-	(32,237)
BALANCES, October 1, 2022	$18,824,679	380,154	$152,061	$2,128,521	$23,629,649	$(103,553)	123,609	$(8,098,221)	$17,708,457	$1,116,222

		Nine Months (39 Weeks) Ended October 1, 2022
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2021	$14,603,794	380,154	$152,061	$2,140,608	$17,674,100	$(115,282)	107,742	$(5,835,098)	$14,016,389	$587,405
Net earnings before noncontrolling interests	6,753,395	-	-	-	6,351,604	-	-	-	6,351,604	401,791
Other comprehensive income (loss)	11,729	-	-	-	-	11,729	-	-	11,729	-
Stock options exercised	21,604	-	-	(2,489)	-	-	(421)	24,093	21,604	-
Stock option expense	4,897	-	-	4,897	-	-	-	-	4,897	-
Issuance of stock under award plans, net of forfeitures	54,560	-	-	(18,195)	-	-	(1,194)	72,755	54,560	-
Amortization of unearned compensation	3,700	-	-	3,700	-	-	-	-	3,700	-
Treasury stock acquired	(2,359,971)	-	-	-	-	-	17,482	(2,359,971)	(2,359,971)	-
Cash dividends declared	(396,055)	-	-	-	(396,055)	-	-	-	(396,055)	-
Distributions to noncontrolling interests	(300,772)	-	-	-	-	-	-	-	-	(300,772)
Acquisition of noncontrolling interest in CSI	427,798	-	-	-	-	-	-	-	-	427,798
BALANCES, October 1, 2022	$18,824,679	380,154	$152,061	$2,128,521	$23,629,649	$(103,553)	123,609	$(8,098,221)	$17,708,457	$1,116,222

Dividends declared per share were $0.51 per share in the third quarter of 2023 ($0.50 per share in the third quarter of 2022) and $1.53 per share in the first nine months of 2023 ($1.50 per share in the first nine months of 2022).

On May 11, 2023, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases will be made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of September 30, 2023, the Company had approximately $3.50 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Three-Month (13-Week) Period Ended
	September 30, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 1, 2023	$3,500	$(149,071)	$16,599	$(128,972)
Other comprehensive income (loss) before reclassifications	(4,779)	(18,655)	-	(23,434)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	3,579	-	-	3,579
Net current-period other comprehensive income (loss)	(1,200)	(18,655)	-	(19,855)
Accumulated other comprehensive income (loss) at September 30, 2023	$2,300	$(167,726)	$16,599	$(148,827)

	Nine-Month (39-Week) Period Ended
	September 30, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$26,100	$(180,216)	$16,599	$(137,517)
Other comprehensive income (loss) before reclassifications	(33,782)	12,490	-	(21,292)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	9,982	-	-	9,982
Net current-period other comprehensive income (loss)	(23,800)	12,490	-	(11,310)
Accumulated other comprehensive income (loss) at September 30, 2023	$2,300	$(167,726)	$16,599	$(148,827)

(1)
Includes $3,579 and $9,982 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts in the third quarter and first nine months of 2023, respectively. The tax impact of those reclassifications was $1,100 and $3,100 in the third quarter and first nine months of 2023, respectively.

	Three-Month (13-Week) Period Ended
	October 1, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 2, 2022	$50,200	$(129,484)	$8,474	$(70,810)
Other comprehensive income (loss) before reclassifications	27,411	(43,843)	-	(16,432)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	(16,311)	-	-	(16,311)
Net current-period other comprehensive income (loss)	11,100	(43,843)	-	(32,743)
Accumulated other comprehensive income (loss) at October 1, 2022	$61,300	$(173,327)	$8,474	$(103,553)

	Nine-Month (39-Week) Period Ended
	October 1, 2022
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)
Other comprehensive income (loss) before reclassifications	97,025	(48,459)	-	48,566
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	(36,837)	-	-	(36,837)
Net current-period other comprehensive income (loss)	60,188	(48,459)	-	11,729
Accumulated other comprehensive income (loss) at October 1, 2022	$61,300	$(173,327)	$8,474	$(103,553)

(2)
Includes $(16,311) and $(36,837) net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts in the third quarter and first nine months of 2022, respectively. The tax impact of those reclassifications was $(5,200) and $(11,700) in the third quarter and first nine months of 2022, respectively.

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

Nucor’s results by segment for the third quarter and first nine months of 2023 and 2022 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales to external customers:
Steel mills	$5,091,479	$5,908,153	$15,636,508	$19,682,829
Steel products	3,235,969	4,087,107	9,954,828	11,253,143
Raw materials	448,286	505,495	1,417,634	1,852,539
	$8,775,734	$10,500,755	$27,008,970	$32,788,511
Intercompany sales:
Steel mills	$1,201,648	$1,486,378	$3,726,346	$4,843,199
Steel products	132,481	139,146	333,099	391,141
Raw materials	2,894,079	3,690,120	9,653,600	11,382,329
Corporate/eliminations	(4,228,208)	(5,315,644)	(13,713,045)	(16,616,669)
	$-	$-	$-	$-
Earnings before income taxes and noncontrolling interests:
Steel mills	$882,614	$1,287,855	$3,124,549	$6,682,432
Steel products	806,731	1,196,845	2,788,322	3,011,644
Raw materials	71,367	279,189	267,918	638,640
Corporate/eliminations	(212,630)	(440,967)	(986,141)	(1,621,277)
	$1,548,082	$2,322,922	$5,194,648	$8,711,439

	September 30, 2023	December 31, 2022
Segment assets:
Steel mills	$14,786,460	$14,157,229
Steel products	11,199,598	12,087,145
Raw materials	3,287,907	3,383,114
Corporate/eliminations	4,993,821	2,851,722
	$34,267,786	$32,479,210

15. Revenue

The following tables disaggregate our revenue by major source for the third quarter and first nine months of 2023 and 2022 (in thousands):

	Three Months (13 Weeks) Ended September 30, 2023				Nine Months (39 Weeks) Ended September 30, 2023
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,351,705	$-	$-	$2,351,705	$7,100,216	$-	$-	$7,100,216
Bar	1,448,433	-	-	1,448,433	4,646,285	-	-	4,646,285
Structural	626,633	-	-	626,633	1,846,892	-	-	1,846,892
Plate	664,708	-	-	664,708	2,043,115	-	-	2,043,115
Tubular Products	-	370,472	-	370,472	-	1,246,006	-	1,246,006
Rebar Fabrication	-	604,684	-	604,684	-	1,718,615	-	1,718,615
Joist	-	528,018	-	528,018	-	1,802,809	-	1,802,809
Deck	-	411,352	-	411,352	-	1,370,570	-	1,370,570
Other Steel Products	-	1,321,443	-	1,321,443	-	3,816,828	-	3,816,828
Raw Materials	-	-	448,286	448,286	-	-	1,417,634	1,417,634
	$5,091,479	$3,235,969	$448,286	$8,775,734	$15,636,508	$9,954,828	$1,417,634	$27,008,970

	Three Months (13 Weeks) Ended October 1, 2022				Nine Months (39 Weeks) Ended October 1, 2022
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,712,426	$-	$-	$2,712,426	$9,511,822	$-	$-	$9,511,822
Bar	1,761,335	-	-	1,761,335	5,581,529	-	-	5,581,529
Structural	785,930	-	-	785,930	2,352,322	-	-	2,352,322
Plate	648,462	-	-	648,462	2,237,156	-	-	2,237,156
Tubular Products	-	459,427	-	459,427	-	1,583,818	-	1,583,818
Rebar Fabrication	-	628,923	-	628,923	-	1,653,155	-	1,653,155
Joist	-	789,249	-	789,249	-	2,089,366	-	2,089,366
Deck	-	634,901	-	634,901	-	1,768,224	-	1,768,224
Other Steel Products	-	1,574,607	-	1,574,607	-	4,158,580	-	4,158,580
Raw Materials	-	-	505,495	505,495	-	-	1,852,539	1,852,539
	$5,908,153	$4,087,107	$505,495	$10,500,755	$19,682,829	$11,253,143	$1,852,539	$32,788,511

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $333.5 million as of September 30, 2023 ($285.0 million as of December 31, 2022) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2023 and 2022 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic net earnings per share:
Basic net earnings	$1,141,506	$1,694,748	$3,739,402	$6,351,604
Earnings allocated to participating securities	(4,501)	(6,893)	(13,788)	(26,238)
Net earnings available to common stockholders	$1,137,005	$1,687,855	$3,725,614	$6,325,366
Basic average shares outstanding	248,504	259,102	250,752	264,655
Basic net earnings per share	$4.58	$6.51	$14.86	$23.90
Diluted net earnings per share:
Diluted net earnings	$1,141,506	$1,694,748	$3,739,402	$6,351,604
Earnings allocated to participating securities	(4,488)	(6,872)	(13,747)	(26,145)
Net earnings available to common stockholders	$1,137,018	$1,687,876	$3,725,655	$6,325,459
Diluted average shares outstanding:
Basic average shares outstanding	248,504	259,102	250,752	264,655
Dilutive effect of stock options and other	412	424	427	584
	248,916	259,526	251,179	265,239
Diluted net earnings per share	$4.57	$6.50	$14.83	$23.85

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2023 and 2022 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Anti-dilutive stock options:
Weighted-average shares	-	98	-	33
Weighted-average exercise price	$-	$130.71	$-	$130.71

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 80%, 66% and 74%, respectively, in the first nine months of 2023 compared with approximately 80%, 76% and 73%, respectively, in the first nine months of 2022.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $1.14 billion, or $4.57 per diluted share, for the third quarter of 2023, as compared to net earnings attributable to Nucor stockholders of $1.46 billion, or $5.81 per diluted share, for the second quarter of 2023, and $1.69 billion, or $6.50 per diluted share, for the third quarter of 2022.

Earnings decreased in the third quarter of 2023 as compared to the third quarter of 2022 across all three operating segments. All product groups within the steel mills segment had decreased profitability in the third quarter of 2023 as compared to the third quarter of 2022 due to lower realized average selling prices. Lower volumes and decreased average sales prices were the primary drivers for the decreased profitability in the steel products segment during the third quarter of 2023 as compared to the third quarter of 2022. Though profitability of our joist and deck businesses continued to moderate in the third quarter of 2023 from historically high levels, it remained well above historical averages. Partially offsetting the decreased profitability of most of the businesses in the steel products segment were our rebar fabrication operations, which had a strong increase in profitability in the third quarter of 2023 as compared to the third quarter of 2022. Earnings for the raw materials segment decreased in the third quarter of 2023 as compared to the third quarter of 2022 due primarily to the decreased earnings of our DRI facilities.

Nucor reported net earnings attributable to Nucor stockholders of $3.74 billion, or $14.83 per diluted share, for the first nine months of 2023, as compared to net earnings attributable to Nucor stockholders of $6.35 billion, or $23.85 per diluted share, for the first nine months of 2022. The largest contributor to this year-over-year decrease was the decreased earnings of the steel mills segment, particularly at our sheet mills. Pricing for sheet products declined significantly in the first nine months of 2023 as compared to the first nine months of 2022.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the third quarter and first nine months of 2023 as compared to the third quarter and first nine months of 2022.

Net Sales

Net sales to external customers by segment for the third quarter and first nine months of 2023 and 2022 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Steel mills	$5,091,479	$5,908,153	-14%	$15,636,508	$19,682,829	-21%
Steel products	3,235,969	4,087,107	-21%	9,954,828	11,253,143	-12%
Raw materials	448,286	505,495	-11%	1,417,634	1,852,539	-23%
Total net sales to external customers	$8,775,734	$10,500,755	-16%	$27,008,970	$32,788,511	-18%

Net sales for the third quarter of 2023 decreased 16% from the third quarter of 2022. Average sales price per ton decreased 14% from $1,637 in the third quarter of 2022 to $1,406 in the third quarter of 2023. Total tons shipped to outside customers in the third quarter of 2023 were approximately 6,240,000 tons, a 3% decrease from the third quarter of 2022.

Net sales for the first nine months of 2023 decreased 18% from the first nine months of 2022. Average sales price per ton decreased 15% from $1,657 in the first nine months of 2022 to $1,402 in the first nine months of 2023. Total tons shipped to outside customers in the first nine months of 2023 were approximately 19,271,000 tons, a 3% decrease from the first nine months of 2022.

In the steel mills segment, sales tons for the third quarter and first nine months of 2023 and 2022 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Outside steel shipments	4,578	4,553	1%	14,156	14,133	-
Inside steel shipments	1,168	1,316	-11%	3,604	3,998	-10%
Total steel shipments	5,746	5,869	-2%	17,760	18,131	-2%

Net sales for the steel mills segment decreased 14% in the third quarter of 2023 from the third quarter of 2022, due primarily to a 14% decrease in the average sales price per ton, from $1,296 to $1,114.

Net sales for the steel mills segment decreased 21% in the first nine months of 2023 from the first nine months of 2022, due primarily to a 20% decrease in the average sales price per ton, from $1,388 to $1,105.

Outside sales tonnage for the steel products segment for the third quarter and first nine months of 2023 and 2022 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Joist sales	127	160	-21%	404	497	-19%
Deck sales	104	129	-19%	310	388	-20%
Cold finished sales	103	112	-8%	332	368	-10%
Rebar fabrication sales	307	350	-12%	918	980	-6%
Piling products sales	117	119	-2%	331	349	-5%
Tubular products sales	223	231	-3%	737	735	-
Other steel products sales	160	190	-16%	443	520	-15%
Total steel products sales	1,141	1,291	-12%	3,475	3,837	-9%

Net sales for the steel products segment decreased 21% in the third quarter of 2023 compared to the third quarter of 2022, due to a 12% decrease in shipping volumes and a 10% decrease in the average sales price per ton, from $3,167 to $2,837.

Net sales for the steel products segment decreased 12% in the first nine months of 2023 compared to the first nine months of 2022, due to a 9% decrease in shipping volumes and a 2% decrease in the average sales price per ton, from $2,933 to $2,865.

Net sales for the raw materials segment decreased 11% in the third quarter of 2023 compared to the third quarter of 2022, due to decreases for both DJJ brokerage and scrap processing operations in average sales price per ton and tons shipped to outside customers. In the third quarter of 2023, approximately 92% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 4% of outside sales were from the scrap processing operations of DJJ (90% and 6%, respectively, in the third quarter of 2022).

Net sales for the raw materials segment decreased 23% in the first nine months of 2023 compared to the first nine months of 2022, due to decreases in average sales price per ton and tons shipped to outside customers for both DJJ brokerage and scrap processing operations. In the first nine months of 2023, approximately 93% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (91% and 7%, respectively, in the first nine months of 2022).

Gross Margins

Nucor recorded gross margins of $1.92 billion (22%) in the third quarter of 2023, which was a decrease compared to $2.84 billion (27%) in the third quarter of 2022.

•
The decrease in gross margins in the third quarter of 2023 as compared to the third quarter of 2022 was due primarily to lower metal margins across the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the third quarter of 2023 was $415, a 17% decrease compared to $502 in the third quarter of 2022. Though scrap and scrap substitute costs decreased in the third quarter of 2023 as compared to the third quarter of 2022, total metal margin dollars decreased as average selling prices also decreased.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. As we enter the fourth quarter of 2023, we expect scrap prices to decrease compared to the third quarter of 2023.

•
Gross margins in the steel products segment decreased in the third quarter of 2023 compared to the third quarter of 2022, primarily due to decreases at our joist, deck, and metal buildings businesses. This decrease was partially offset by the strong performance of our rebar fabrication business.
•
Pre-operating and start-up costs of new facilities were approximately $100 million in the third quarter of 2023 and approximately $52 million in the third quarter of 2022. Pre-operating and start-up costs in the third quarter of 2023 primarily included costs related to the plate mill in Kentucky and the sheet mill under construction in West Virginia. Pre-operating and start-up costs in the third quarter of 2022 primarily included costs related to the plate mill being built in Kentucky, the galvanizing line at our sheet mill expansion in Arkansas, and the construction of the sheet mill in West Virginia. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins across all businesses within the raw materials segment decreased in the third quarter of 2023 as compared to the third quarter of 2022.

Nucor recorded gross margins of $6.42 billion (24%) in the first nine months of 2023, which was a decrease compared to $10.41 billion (32%) in the first nine months of 2022.

•
In the steel mills segment, the average scrap and scrap substitute cost per gross ton used in the first nine months of 2023 was $429, a 16% decrease compared to $511 in the first nine months of 2022. However, the decrease in scrap and substitute costs was more than offset by the decreases in average selling prices, resulting in lower metal margins.
•
The steel products segment had decreased gross margins in the first nine months of 2023 compared to the first nine months of 2022, primarily due to decreases at our joist, deck, and metal buildings businesses. This decrease was partially offset by the strong performance of our rebar fabrication business and the addition of our overhead door business.
•
Pre-operating and start-up costs of new facilities increased to approximately $273 million in the first nine months of 2023 from approximately $174 million in the first nine months of 2022. Pre-operating and start-up costs in the first nine months of 2023 primarily included costs related to the plate mill in Kentucky and the sheet mill under construction in West Virginia. Pre-operating and start-up costs in the first nine months of 2022 primarily included costs related to the plate mill in Kentucky, the sheet mill expansion in Kentucky and the construction of a galvanizing line at our sheet mill expansion in Arkansas.
•
Gross margins across all business in the raw materials segment decreased in the first nine months of 2023 as compared to the first nine months of 2022.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $125.2 million in the third quarter of 2023 as compared to the third quarter of 2022, and decreased by $371.7 million in the first nine months of 2023 as compared to the first nine months of 2022. These decreases were due to Nucor's decreased profitability in the third quarter and first nine months of 2023 as compared to the respective prior year periods, which resulted in decreased accruals related to profit sharing.

Equity in Losses/Earnings of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates was $1.1 million in the third quarter of 2023, and equity in earnings of unconsolidated affiliates was $8.4 million in the third quarter of 2022. Equity in earnings of unconsolidated affiliates was $3.7 million and $23.2 million in the first nine months of 2023 and 2022, respectively. The decreases in equity method investment earnings were primarily due to the decreased results of NuMit.

In October 2023, Nucor purchased an additional 1% interest in NJSM to bring the total investment to 51%. As such, NJSM will be accounted for on a consolidated basis starting in the fourth quarter of 2023.

Interest (Income) Expense

Net interest (income) expense for the third quarter and first nine months of 2023 and 2022 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest expense	$63,228	$54,569	$186,716	$162,159
Interest income	(77,361)	(12,222)	(186,068)	(18,914)
Interest (income) expense, net	$(14,133)	$42,347	$648	$143,245

Interest expense increased in the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022 due to higher average interest rates on debt and an increase in average debt outstanding.

Interest income increased in the third quarter and first nine months of 2023 compared to the third quarter and first nine months of 2022 primarily due to an increase in average interest rates on cash investments and higher average cash investment balances held.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2023 and 2022 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Steel mills	$882,614	$1,287,855	$3,124,549	$6,682,432
Steel products	806,731	1,196,845	2,788,322	3,011,644
Raw materials	71,367	279,189	267,918	638,640
Corporate/eliminations	(212,630)	(440,967)	(986,141)	(1,621,277)
	$1,548,082	$2,322,922	$5,194,648	$8,711,439

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS and CSI. Nucor owns a 51% controlling interest in each of NYS and CSI. The decrease in earnings attributable to noncontrolling interests in the third quarter of 2023 as compared to the third quarter of 2022 was primarily due to the decreased earnings of NYS. The decrease in earnings attributable to noncontrolling interests in the first nine months of 2023 as compared to the first nine months of 2022 was primarily due to the decreased earnings of both NYS and CSI.

Provision for Income Taxes

The effective tax rate for the third quarter of 2023 was 21.1% compared to 22.6% for the third quarter of 2022. The decrease in the effective tax rate for the third quarter of 2023 as compared to the third quarter of 2022 was primarily due to increased federal tax credits and the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The expected effective tax rate for the full year of 2023 is approximately 22.3%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $179.8 million at September 30, 2023, exclusive of interest, could decrease by as much as $10.6 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The IRS is currently examining Nucor’s 2015, 2019 and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017, 2021 and 2022 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Harris Steel Group Inc. and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2022 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $1.14 billion, or $4.57 per diluted share, in the third quarter of 2023 as compared to net earnings attributable to Nucor stockholders of $1.69 billion, or $6.50 per diluted share, in the third quarter of 2022. Net earnings attributable to Nucor stockholders as a percentage of net sales were 13.0% and 16.1% in the third quarter of 2023 and 2022, respectively.

Nucor reported net earnings attributable to Nucor stockholders of $3.74 billion, or $14.83 per diluted share, in the first nine months of 2023 as compared to net earnings attributable to Nucor stockholders of $6.35 billion, or $23.85 per diluted share, in the first nine months of 2022. Net earnings attributable to Nucor stockholders as a percentage of net sales were 13.8% and 19.4% in the first nine months of 2023 and 2022, respectively. Annualized return on average stockholders’ equity was 25.6% and 53.4% in the first nine months of 2023 and 2022, respectively.

Outlook

We expect earnings in the fourth quarter of 2023 to decrease compared to the third quarter of 2023 due primarily to lower pricing across all three operating segments, and, to a lesser extent, decreased volumes. In the steel mills segment, we expect the decrease in realized pricing to be most pronounced at our sheet mills. In the steel products segment, we expect decreased earnings due to moderating average selling prices at most of the product groups within the steel products segment and lower volumes. Earnings for the raw materials segment are expected to decrease in the fourth quarter of 2023 as compared to the third quarter of 2023 due to lower pricing for raw materials and planned outages at our DRI facilities.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the third quarter of 2023 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

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

Our liquidity position as of September 30, 2023 remained strong, consisting of total cash and cash equivalents, short-term investments and restricted cash and cash equivalents of $6.73 billion ($4.94 billion as of December 31, 2022). Of these totals, the amount of restricted cash and cash equivalents was $12.8 million at September 30, 2023 and $80.4 million at December 31, 2022. Approximately $888.1 million of the cash and cash equivalents position at September 30, 2023, was held by our majority-owned and controlled subsidiaries as compared to $1.04 billion at December 31, 2022.

Cash provided by operating activities was $5.59 billion in the first nine months of 2023 as compared to $7.54 billion in the first nine months of 2022. The $1.95 billion decrease was primarily driven by net earnings before noncontrolling interests of $4.04 billion for the first nine months of 2023, a decrease of $2.71 billion from net earnings before noncontrolling interests for the prior year period of $6.75 billion. Partially offsetting the decline in net earnings before noncontrolling interests were the changes in operating assets and operating liabilities (exclusive of acquisitions) which provided cash of $604.5 million in the first nine months of 2023 as compared to using cash of $58.3 million in the first nine months of 2022.

The funding of our working capital in the first nine months of 2023 decreased by $662.8 million compared to the first nine months of 2022 mainly due to the change in accounts receivable providing $171.6 million of cash in the first nine months of 2023 compared to using cash of $104.8 million in the first nine months of 2022, as well as due to the change in federal income taxes which provided cash of $240.7 million in the first nine months of 2023, compared to using cash of $302.3 million in the first nine months of 2022. Additionally, the change in accounts payable provided cash of $164.5 million in the first nine months of 2023, compared to using cash of $299.8 million in the first nine months of 2022. These changes were offset by the $468.3 million decrease in the change in salaries, wages and related accruals in the first nine months of 2023 as compared to the first nine months of 2022. The change in salaries, wages and related accruals used cash of $347.0 million in the first nine months of 2023 as compared to providing cash of $121.2 million in the first nine months of 2022, due primarily to the payout in the first nine months of 2023 of incentive compensation for 2022, which was higher than the incentive compensation for 2021 that was paid out in the first nine months of 2022 due to higher Company earnings in 2022.

The current ratio was 3.7 at the end of the third quarter of 2023 and 3.4 at year-end 2022. The increase in the current ratio at the end of the third quarter of 2023 compared to year-end 2022 was due to the $1.26 billion, or 9%, increase in current assets. The increase in current assets was primarily due to the $1.58 billion increase in cash and cash equivalents at the end of the third quarter of 2023 compared to year-end 2022.

Cash used in investing activities during the first nine months of 2023 was $1.84 billion as compared to $4.99 billion in the prior year period, a decrease of $3.15 billion. The primary reason for the decrease in cash used in investing activities was the decrease in cash used for acquisitions of $3.55 billion. Acquisitions were significantly higher in the first nine months of 2022 due to the acquisition of CSI on February 1, 2022 and C.H.I. Overhead Doors, LLC on June 24, 2022 (there have been no acquisitions to date in 2023). Cash used for capital expenditures of $1.50 billion in the first nine months of 2023 increased by $66.1 million over the same period of 2022 primarily due to the plate mill and tubular product facility being built in Kentucky, the sheet mill in West Virginia and the micro mill being built in North Carolina. Capital expenditures for 2023 are estimated to be approximately $2.40 billion as compared to $1.95 billion in 2022. The projects that we anticipate will have the largest capital expenditures in 2023 are the sheet mill under construction in West Virginia, the micro mill being built in North Carolina, the sheet mill expansion in Indiana and the plate mill in Kentucky.

Cash used in financing activities during the first nine months of 2023 was $2.24 billion as compared to $1.93 billion in the first nine months of 2022. The primary uses of cash were stock repurchases of $1.38 billion in the first nine months of 2023 as compared to $2.36 billion in the first nine months of 2022, a decrease of $983.2 million, and distributions to noncontrolling interests of $412.4 million in the first nine months of 2023 as compared to $300.8 million in the first nine months of 2022, an increase of $111.6 million. The primary change in the source of cash offsetting these uses of cash was proceeds from long-term debt, net of discount to the public, of $2.09 billion in the first nine months of 2022 as compared to none in the first nine months of 2023. In the first nine months of 2022, Nucor issued $500.0 million aggregate principal amount of its 3.950% Notes due in 2025, $500.0 million aggregate principal amount of its 4.300% Notes due in 2027, $550.0 million aggregate principal amount of its 3.125% Notes due in 2032 and $550.0 million aggregate principal amount of its 3.850% Notes due in 2052. A portion of the net proceeds from the long-term debt issued in the first nine months of 2022 was used to redeem $1.11 billion of long-term debt in the first nine months of 2022.

Nucor’s $1.75 billion revolving credit facility matures on November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of September 30, 2023, the funded debt to total capital ratio was 23.7% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of September 30, 2023.

In September 2023, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.51 per share payable on November 9, 2023 to stockholders of record on September 29, 2023. This dividend is Nucor’s 202nd consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2022. There were no interest rate swaps outstanding at September 30, 2023.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At September 30, 2023, accumulated other comprehensive loss, net of income taxes included $2.3 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at September 30, 2023, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$11,900	$29,740
Aluminum	$4,421	$12,672
Copper	$1,004	$2,504

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at September 30, 2023 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2022, Nucor Steel Louisiana, our DRI facility located in St. James Parish, Louisiana, received allegations of violations of the Clean Air Act from the United States Environmental Protection Agency. A combined settlement is currently being negotiated with the United States Department of Justice, United States Environmental Protection Agency and the Louisiana Department of Environmental Quality. We do not believe that any aggregate settlement for these allegations will be material to Nucor.

There were no other proceedings that were pending or contemplated under federal, state or local environmental laws that the Company reasonably believes may result in monetary sanctions of at least $1.0 million (the threshold chosen by Nucor as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), and which Nucor believes is reasonably designed to result in disclosure of any such proceeding that is material to its business or financial condition).

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Our share repurchase program activity for each of the three months and the quarter ended September 30, 2023 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2, 2023 - July 29, 2023	-	$-	-	$4,000,000
July 30, 2023 - August 26, 2023	2,231	$169.09	2,231	$3,623,117
August 27, 2023 - September 30, 2023	731	$168.68	731	$3,499,941
For the Quarter Ended September 30, 2023	2,962		2,962

(1)
Includes commissions of $0.19 per share.
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

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended September 30, 2023, filed November 8, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended September 30, 2023, filed November 8, 2023, formatted in Inline XBRL (included in Exhibit 101 above).

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

Dated: November 8, 2023