Form 10-K
period 2023-12-31
NUCOR CORP
filed 2024-02-27
CIK 73309

K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $40.56 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, July 1, 2023.

The number of shares of the registrant’s common stock outstanding as of February 21, 2024 was 240,745,037.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to stockholders for the year ended December 31, 2023, which will be posted to the registrant's website and furnished to the SEC subsequent to the date hereof are incorporated by reference into Part II of this report to the extent described herein. Portions of the registrant’s definitive proxy statement to be filed with the SEC in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

during

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

i

PART I

Item 1. Business.

Overview

Nucor Corporation, a Delaware corporation incorporated in 1958, and its affiliates (“Nucor,” the “Company,” “we,” “us” or “our”) manufacture steel and steel products. The Company also produces and procures ferrous and non-ferrous materials primarily for use in its steel manufacturing business. Most of the Company’s operating facilities and customers are located in North America. The Company’s operations include international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others.

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2023, we recycled approximately 18.4 million gross tons of scrap steel.

Segments, Principal Products Produced, and Markets and Marketing

Nucor reports its results in three segments: steel mills, steel products and raw materials. The steel mills segment is Nucor’s largest segment, representing 58% of the Company’s sales to external customers in the year ended December 31, 2023.

We market products from the steel mills and steel products segments mainly through in-house sales forces. We also utilize our internal distribution and trading companies to market our products abroad. The markets for these products are largely tied to end-use markets such as nonresidential construction, durable goods and capital spending that are affected by changes in general economic conditions.

We are a leading domestic provider for most of the products we supply, and, in many cases (e.g., structural steel, merchant bar steel, steel joist and deck, pre-engineered metal buildings, steel piling, cold finish bar steel, steel electrical conduit pipe and insulated metal panels), we are the leading supplier.

In recent years we have embarked on a strategy to advance Nucor’s capabilities and further its value creation, as summarized in our Mission Statement: Grow the Core, Expand Beyond and Live Our Culture.

We have examined and prioritized growth opportunities across our core steelmaking, steel products and raw materials operations, and we have identified and executed on several acquisitions and investments to expand the products and services we offer beyond our traditional capabilities. We believe that the Expand Beyond growth opportunities we are pursuing leverage our core competency as a highly efficient, industrial manufacturer working primarily with steel and steel products, while positioning us to generate attractive profit margins and returns on our invested capital selling products into growing end-use markets.

Steel mills segment

In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and engineered special bar quality (“SBQ”)). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces (“EAFs”) along with continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investment in NuMit LLC (“NuMit”) (see “Steel joint ventures”- below), as well as international trading and distribution companies that buy and sell steel manufactured by the Company and other steel producers.

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada and Mexico. The steel mills segment sold approximately 18,552,000 tons to outside customers in 2023. In 2023, 80% of the shipments made by our steel mills segment were to external customers. The remaining 20% of the steel mills segment’s shipments went to our steel products segment.

•
Bar mills - Nucor has 15 bar mills located across the United States that manufacture a broad range of products, including concrete reinforcing bars, hot-rolled bars, rounds, light shapes, structural angles, channels, wire rod and highway products in carbon and alloy steels. Four of the bar mills have a significant focus on manufacturing SBQ and wire rod products.

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

In April 2022, Nucor announced that it will build a new rebar micro mill, with spooling capabilities, in Lexington, North Carolina. The new micro mill is currently under construction.

In February 2024, Nucor announced that the Board of Directors approved $860 million to construct a rebar micro mill in the Pacific Northwest. Nucor is evaluating potential locations, and the project is expected to take two years to construct, subject to regulatory approvals.

•
Sheet mills - Nucor operates six sheet mills that produce flat-rolled steel for automotive, appliance, construction, pipe and tube and many other industrial and consumer applications. Included in our six sheet mills is California Steel Industries, Inc., in which Nucor has a 51% controlling ownership position. Considering Nucor’s production capabilities and the mix of flat-rolled products generally produced and marketed, the capacity of the sheet mills is estimated at approximately 14,600,000 tons per year. All of our sheet mills are equipped with galvanizing lines and four of them are equipped with cold rolling mills for further processing of hot-rolled sheet steel.

Nucor produces hot-rolled, cold-rolled and galvanized sheet steel to customers’ specifications. Contract sales within the steel mills segment are most notable in our sheet operations, as it is common for contract sales to account for the majority of sheet sales in a given year. We estimate that greater than 80% of our sheet steel sales in 2023 were to contract customers. These sheet sales contracts are noncancellable agreements that generally incorporate monthly or quarterly price adjustments reflecting changes in the current market-based indices and/or raw material cost, and typically have terms ranging from six to 12 months. The balance of our sheet steel sales were made in the spot market at prevailing prices at the time of sale. The number of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions.

Nucor owns a 51% controlling economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). NJSM is a joint venture with JFE Steel Corporation (“JFE”) of Japan that operates a galvanized sheet steel plant in central Mexico with an annual capacity of approximately 400,000 tons, that is expected to supply the country’s automotive market.

In January 2022, Nucor announced it had selected Mason County, West Virginia as the site for its new 3-million-ton state-of-the-art sheet mill. When operational, the new mill will be equipped to produce 84-inch sheet products, and among other features, will include a 76-inch tandem cold mill and two galvanizing lines capable of producing advanced high-end automotive and construction grades.

•
Structural mills - Nucor operates two structural mills that produce wide-flange steel beams, pilings and heavy structural steel products for fabricators, construction companies, manufacturers and steel service centers. Nucor owns a 51% interest in Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”) located in Blytheville, Arkansas. Nucor-Yamato is the only North American producer of high-strength, low-alloy beams. Common applications for the high-strength, low-alloy beams include gravity columns for high-rise buildings, long-span trusses for stadiums and convention centers, and for use in all projects where seismic design is a critical factor. The benefits of high-strength, low-alloy beams are increasingly recognized by Nucor’s customers in the construction sector. These include savings in terms of construction time, weight, space, and overall environmental impact. Nucor sells its high-strength, low-alloy beams under the trade name AEOSTM.

Nucor also owns a steel beam mill in Berkeley County, South Carolina. Considering Nucor’s production capabilities and the mix of structural products generally produced and marketed, the capacity of the two structural mills is estimated at approximately 3,250,000 tons per year. .

Structural steel products come in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders.

•
Plate mills - Nucor operates three plate mills that produce plate for manufacturers of barges, bridges, heavy equipment, rail cars, refinery tanks, ships, wind towers and other items. Our products are further used in the pipe and tube, pressure vessel, transportation and construction industries. Considering Nucor’s production capabilities and the mix of plate products generally produced and marketed, the capacity of the plate mills is estimated at approximately 4,000,000 tons per year.

Plate steel products come in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders.

•
Steel joint venture - Nucor owns a 50% economic and voting interest in NuMit, a company that owns 100% of the equity interest in Steel Technologies LLC (“Steel Technologies”), an operator of 30 strategically located sheet processing facilities in the United States, Canada and Mexico. Steel Technologies transforms flat-rolled steel into products that meet exacting specifications for customers in a wide range of industries, including the automotive, agricultural and consumer goods markets.

Steel products segment

In the steel products segment, Nucor produces steel joists and joist girders, steel deck, galvanized torque tubes used in solar arrays, hollow structural section (“HSS”) steel tubing, electrical conduit, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, steel grating and expanded metal, wire and wire mesh, metal building systems, insulated metal panels, steel racking, overhead doors, and utility towers and structures for communications and energy transmission. The steel products segment also includes our piling distributor.

Our capabilities in insulated metal panels, steel racking, overhead doors and towers and structures have all been acquired over the past several years as part of our Expand Beyond strategy, which we believe can enhance our profit margins, return on invested capital and free cash flow generation and, over time, accelerate our overall growth while reducing the volatility of our earnings. A value driver in each of these businesses is to readily leverage our core competencies as a highly efficient manufacturer of steel products, as well as our inclusive, safety-focused, performance-oriented culture.

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

Our Vulcraft/Verco group also manufactures and fabricates steel bar grating products at four of its facilities and serves the new construction and maintenance-related markets. The annual production capacity for our grating business is approximately 49,000 tons.

•
Tubular products – The Nucor Tubular Products (“NTP”) group has eight tubular facilities that are located in close proximity to Nucor’s sheet mills. The NTP group produces HSS steel tubing, mechanical steel tubing, galvanized solar torque tube, piling, sprinkler pipe, heat-treated tubing and electrical conduit. HSS steel tubing, mechanical steel tubing and sprinkler pipe are used in structural and mechanical applications, including nonresidential construction, infrastructure, agricultural, automotive and construction equipment end-use markets. Heat-treated tubing and electrical conduit are primarily used to protect and route electrical wiring in various nonresidential structures such as hospitals, schools, office buildings, hotels, stadiums and shopping malls. Solar torque tube is an essential component for ground-mount solar systems.
•
Rebar fabrication – Nucor Rebar Fabrication fabricates, installs and distributes rebar for a wide variety of construction work classified as infrastructure (e.g., highways, bridges, reservoirs, utilities and airports) and various building projects, including manufacturing facilities, warehouses, data centers, hospitals, schools, stadiums, commercial office buildings and multi-tenant residential construction. We sell and install fabricated reinforcing products primarily on a construction contract bid basis.

Reinforcing products are essential to concrete construction. They supply tensile strength, as well as additional compressive strength, and protect concrete from cracking. In many markets, Nucor Rebar Fabrication sells reinforcing products on an installed basis (i.e., Nucor Rebar Fabrication fabricates the reinforcing products for a specific application and performs the installation). Nucor Rebar Fabrication operates nearly 70 fabrication facilities across the United States and Canada, with each facility serving a local market. Total annual rebar fabrication capacity is approximately 1,736,000 tons.

•
Piling products - Skyline Steel LLC and its subsidiaries (“Skyline”) are primarily steel foundation distributors serving the North American market. Skyline distributes products to service marine construction, bridge and highway construction, heavy civil construction, flood protection, underground commercial parking and environmental containment projects in the infrastructure and construction industries. Skyline also manufactures a complete line of geostructural foundation solutions, including threaded bar, micropile, strand anchors and hollow bar. It also processes and fabricates spiral weld pipe piling, rolled and welded pipe piling, and cold-formed sheet piling.

•
Cold finish - Nucor Cold Finish (“NCF”) is the largest and most diversified producer of cold finished bar products for a wide range of industrial markets in North America, with assets in Canada, Mexico and throughout the United States. The total capacity of the Nucor cold finished bar and wire facilities is approximately 1,069,000 tons per year.

Nucor’s cold finished facilities produce cold finished bars for demanding applications. NCF obtains most of its steel from the Nucor bar mills, ensuring consistent quality and supply through all market conditions. These facilities produce cold-drawn, turned, ground and polished steel bars that are used extensively for shafting and other precision machined applications. NCF produces rounds, hexagons, flats and squares in carbon, alloy and leaded steels. These bars are purchased by the appliance, automotive, construction equipment, electric motor, farm machinery and fluid power industries, as well as by service centers. NCF bars are used in tens of thousands of products. A few examples include anchor bolts, hydraulic cylinders and shafting for air conditioner compressors, ceiling fan motors, garage door openers, electric motors and lawn mowers.

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

Nucor produces mesh at Nucor Steel Connecticut, Inc. and Nucor Wire Products Utah. Nucor also produces mesh in Canada at the Harris Steel Group, Inc. ("Harris") operations of Laurel Steel.

Nucor Fastener’s bolt-making facility in Indiana produces carbon and alloy steel hex head cap screws, hex bolts, structural bolts, nuts and washers, finished hex nuts and custom-engineered fasteners. Nucor fasteners are used in a broad range of markets, including automotive, machine tool, farm implement, construction and military applications.

•
Buildings group – The Nucor Buildings group is the nation’s leading supplier of pre-engineered metal buildings. Nucor produces metal buildings and components throughout the United States under the following brands: Nucor Building Systems, American Buildings Company and Kirby Building Systems.

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

•
Insulated metal panels (“IMP”) – We believe the Nucor Insulated Panels Group, which includes industry leading brands, CENTRIA and Metl-Span, broadens the value-added solutions that the Nucor Buildings group can provide to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations related greenhouse gas (“GHG”) emissions for owners and lessees.
•
Warehouse Systems – Nucor Warehouse Systems (“NWS”) produces and installs custom designed steel racking systems for a variety of applications, including data centers and warehouses.

•
Overhead doors – In June 2022, Nucor acquired C.H.I. Overhead Doors, LLC (“CHI”), a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. We believe that by leveraging Nucor’s existing sales channels into the broader nonresidential construction market we can facilitate CHI’s continuing growth. CHI has two manufacturing locations.
•
Towers & Structures – In August 2022, Nucor acquired Summit Utility Structures LLC and a related company, Sovereign Steel Manufacturing LLC. These companies form Nucor Towers & Structures (“NTS”). NTS produces metal poles and other steel structures for utility infrastructure and highway signage.

In 2023, Nucor announced it will build two new manufacturing locations to expand NTS adjacent to Nucor's existing steel mills in Decatur, Alabama and Crawfordsville, Indiana.

Raw materials segment

In the raw materials segment, Nucor produces DRI and, through our DJJ subsidiary, brokers ferrous and nonferrous metals, pig iron, HBI and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas production operations and our industrial gas business, Universal Industrial Gases. Nucor’s raw materials investments are focused on creating an advantage for its steelmaking operations, through a global information network and a multi-pronged and flexible approach to raw materials supply.

•
Scrap recycling and brokerage operations - DJJ operates six regional scrap recycling companies across the United States that together have shredders capable of processing approximately 5,878,000 tons of ferrous scrap annually. DJJ’s scrap recycling operations use expertise and technology to maximize metal recovery and minimize waste.

DJJ is the leading broker of ferrous scrap in North America and is a global trader of scrap metal, pig iron and other metallics. In addition to sourcing steel scrap for Nucor’s mills, DJJ is a global trader of ferro-alloys and nonferrous metals. DJJ’s logistics team owns and operates one of the largest independent fleets of railcars in the United States dedicated to the movement of scrap and steel and also offers railcar leasing and railcar fleet management services. These activities have value to Nucor as the leading and most diversified North American steel producer.

Our primary external customers for ferrous scrap are EAF steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills, and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2023, approximately 8% of the ferrous and nonferrous metals and scrap substitute tons we brokered and processed were sold to external customers. We consumed the balance in our steel mills.

•
Direct reduced iron operations - DRI is a substitute material for high-quality grades of scrap and pig iron. Nucor operates two DRI plants which supplied approximately 3,350,000 metric tons of material with world-class metallization rates and carbon content to our steel mills in 2023. Nucor’s wholly owned subsidiary, Nu-Iron Unlimited, is located in Trinidad and benefits from a low-cost supply of natural gas and favorable logistics for inbound iron ore and shipment of DRI to the United States. Nucor’s second DRI plant in Louisiana also benefits from favorable logistics and proximity to its steel mill customers.

Nucor’s DRI production and brokering capabilities provide our steel mills flexibility to quickly adjust their metallic input mix to changing market conditions, enabling them to maintain competitiveness in the often-volatile ferrous scrap market. With the potential for high-quality scrap to become scarcer, coupled with the risk of third-party supplier disruptions, Nucor’s DRI facilities provide a greater degree of certainty over metallics supply to its steel mills.

•
Natural gas production programs - Nucor owns operating wells and leasehold interests in natural gas properties in the South Piceance Basin in the Western Slope of Colorado.

Nucor’s access to a long-term, low-cost supply of natural gas is a component in the execution of Nucor’s raw material strategy. Natural gas produced by Nucor’s production operations is sold to third parties to partially offset our exposure to changes in the price of natural gas consumed by our DRI plant in Louisiana and our steel mills in the United States.

•
Process Gases – Universal Industrial Gases ("UIG") provides the capability to build and operate our own air separation units to serve our steel mills, providing us with an alternative to long term service contracts with outside providers. Where economies of scale and regional market conditions warrant, we can also sell excess output from these plants on a merchant basis. As of December 31, 2023, Nucor had six industrial gas plants operating, and eight others at various stages of commissioning, construction, or planning.

Customers and Markets

We have a diverse customer base and are not dependent on any single customer. Our largest single customer in 2023 represented approximately 5% of sales and consistently pays within terms. Our steel mills use a significant portion of the products of the raw materials segment while our steel products segment uses approximately 20% of our steel mills' output.

We believe that nonresidential construction is the largest end-use market that we serve. Products from our steel mills and steel products segments are used in a variety of nonresidential construction applications (e.g., commercial, industrial and infrastructure).

In recent years, we have come to see our EAF-based steelmaking method, with its lower GHG intensity when compared with blast furnace technology that is reliant on mined or extracted virgin iron ore and coking coal, as a competitive advantage for reasons beyond its flexible, highly variable cost base. Customers are expressing greater concern for the GHG emissions in their supply chains and are prioritizing sourcing their steel requirements from EAF-based steelmakers for incorporation into their projects and products.

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

•
Our ElcyonTM line of sustainable heavy gauge steel plate product will be made specifically for America’s wind energy producers. We launched ElcyonTM in January 2023 and plan to manufacture this product at our new plate mill in Brandenburg, Kentucky.

We have also invested in people and processes to organize more of our commercial activities around large customers and end-use markets (e.g., automotive, construction, wind energy and solar energy). We have developed dedicated teams tasked with developing relationships and educating decision makers in these sectors.

General Development of Our Business in Recent Years

Consistent with our strategy to Grow the Core, Expand Beyond and Live our Culture, Nucor has invested significant capital in recent years to expand our product portfolio to include more value-added steel mill products and capabilities, improve our cost structure, enhance our operational flexibility and increase our exposure to markets with attractive growth prospects, such as data centers and renewable energy. These investments totaled approximately $10.92 billion over the last three years, with approximately 54% going to capital expenditures and the remainder going to acquisitions. We believe that these investments will help us deliver higher returns on invested capital and long-term growth. Further, we believe shifting our product mix to a greater proportion of value-added products will make our overall business less volatile.

In our steel mills segment, Nucor has initiated several new capital projects and an acquisition of a majority ownership position of a steel mill to support our expansion of value-added product offerings and cost-reduction strategies.

•
Nucor has completed construction of its approximately $650 million investment to modernize and expand the production capability at its Gallatin flat-rolled sheet mill located in Ghent, Kentucky. The project increased the production capability of the mill from approximately 1,600,000 tons to approximately 2,800,000 tons annually. This enables the Gallatin mill to cast new, thicker slabs and wider coils, expanding our product capabilities so that we can serve new markets, such as API (American Petroleum Institute) grade pipelines and new opportunities in the heavy equipment sector.

•
Nucor has completed construction of its approximately $1.70 billion state-of-the-art plate mill in Brandenburg, Kentucky on the Ohio River. The new plate mill rolled its first plate in December 2022 and completed final commissioning and began shipping tons to customers in the first quarter of 2023. Nucor Steel Brandenburg is still in its ramp-up phase and we estimate that the mill will ship approximately 500,000 tons in 2024. We expect the mill to be capable of producing approximately 1,200,000 tons per year of steel plate products. With the capability to manufacture nearly all the different types of plate products consumed in the United States, we believe this mill will position Nucor as the supplier of choice in the domestic plate market. We expect domestic demand for steel plate to grow in the coming years as wind farms are permitted and developed with increasing frequency. Steel plate is essential to constructing onshore and offshore wind towers, as is steel rebar.

•
In January 2022, Nucor announced that its new state-of-the-art sheet mill will be located in Mason County, West Virginia. The project is estimated at a net cost of $3.1 billion, which is net of $275 million in cash proceeds received from the State of West Virginia for costs related to the site location. Construction of the new sheet mill began in the third quarter of 2023 after receiving all the necessary permits, and is expected to take two to three years to complete.

Nucor Steel West Virginia (“NSWV”) is expected to have an annual production capacity of approximately 3,000,000 tons. The new mill will be equipped to produce 84-inch sheet products, and among other features, will include a 76-inch tandem cold mill and two galvanizing lines. Galvanizing capabilities will include an advanced high-end automotive line with full inspection capabilities as well as a construction-grade line. In addition to its advanced capabilities and strategic location, the new greenfield mill’s product mix is anticipated to have a significantly lower GHG intensity than blast furnace based competitors who have historically supplied the region.

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

Our acquisition of CSI expanded the reach of Nucor’s sheet mill group to the west coast of the United States and increased our exposure to more value-added sheet steel. CSI’s product capabilities include hot rolled, pickled and oiled, cold rolled and galvanized sheet steels, as well as electric resistance welded pipe. Its annual capacity is approximately 2,000,000 tons.

•
In April 2022, Nucor announced that it will build its new rebar micro mill, with spooling capabilities, in Lexington, North Carolina. This will be Nucor's third rebar micro mill, joining its existing micro mills in Missouri and Florida. We expect this $350 million investment to have an annual capacity of approximately 430,000 tons and we expect it to be in operation in 2024.

These mills are referred to as micro mills because they have a smaller operational footprint than our traditional rebar mills, as well as less productive capacity – typically about 400,000 tons per year. This makes them suitable for regional markets and enables us to serve these markets with a logistics cost advantage relative to competitors operating from further away. Micro mills also have a lower environmental footprint due to their smaller size and the fact that their plant design does not typically include a natural gas fired reheat furnace that is common in many steel mills.

Nucor has made strategic acquisitions in the steel products segment over the last three years. These were largely to further the Expand Beyond component of our strategy.

•
In August 2021, Nucor acquired the assets of the IMP business of Cornerstone for a cash purchase price of approximately $1.0 billion. The acquired IMP business is comprised of two industry leading brands, CENTRIA and Metl-Span. The brands are now part of the Nucor Insulated Panel group, which also includes the Company's initial IMP business, TrueCore.

We believe this acquisition has broadened the value-added solutions that the Nucor Buildings group provides to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years and that the use of IMP products within them will also increase. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations-related GHG emissions for owners and lessees.

•
In August 2021, Nucor acquired Hannibal, now known as Nucor Warehouse Systems, for $370 million. Hannibal was a leading national provider of racking solutions to warehouses and serves the e-commerce, industrial, food storage and retail segments. Hannibal has manufacturing facilities in Los Angeles and Houston, as well as three distribution centers. It utilizes sheet and bar steel, as well as steel decking, wire deck and fasteners to produce its racking solutions, providing potential supply chain efficiencies with other Nucor businesses. In addition to manufacturing racking solutions, Hannibal works closely with customers during the construction and design phases of a warehouse build-out by offering turn-key services such as installation, procurement and facility integration. Hannibal also provides retrofit services to support customers’ efforts to modernize and/or repurpose existing facilities.

In April 2022, Nucor expanded its steel racking capabilities by acquiring Elite Storage Solutions for $75 million. This acquisition combined with Nucor’s initial steel racking business, Hannibal, form the NWS group.

•
In June 2022, Nucor completed the largest acquisition in its history with the purchase of CHI for approximately $3 billion. CHI is a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. Commercial overhead doors are used in warehousing and retail, areas that Nucor has focused its attention on recently through other value-added products such as insulated metal panels and steel racking solutions. It is expected that the CHI acquisition also will benefit from supply chain efficiencies due to Nucor’s paint line investments at its Hickman, Arkansas and Crawfordsville, Indiana sheet mills.

CHI has approximately 800 teammates across two manufacturing plants in Arthur, Illinois, and Terre Haute, Indiana, and regional warehouses located in California, Colorado, New Hampshire and New Jersey. With a highly diversified national customer network of professional garage door dealers, CHI is able to maintain minimal inventory levels and realize industry-leading fulfillment times, while providing direct delivery to customers.

Capital Allocation Strategy

Our highest capital allocation priority is to invest in our business for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, greenfield expansions and acquisitions.

Our second priority is to return capital to our stockholders through cash dividends and share repurchases. Nucor has paid $1.53 billion in dividends to its stockholders during the past three years. That dividend payout represents 7% of cash flows from operations during that three-year period. The Company repurchased $1.55 billion of its common stock in 2023 ($2.76 billion in 2022 and $3.28 billion in 2021).

We intend to return at least 40% of our net income to stockholders over time via a combination of both cash dividends and share repurchases. Over the past three years, we have returned approximately 48% of our net income in this manner. At December 31, 2023, the Company had approximately $3.32 billion available for share repurchases under the currently authorized share repurchase program.

We intend to execute on our capital allocation strategy while maintaining a strong balance sheet, with relatively low financial leverage, as measured in terms of debt to total capital, as well as ample liquidity. At year-end 2023, our debt to total capital was approximately 24% and we had cash and cash equivalents, short-term investments and restricted cash and cash equivalents on hand of $7.13 billion. At the end of 2023, Nucor had the strongest credit ratings in the North American steel sector (A-/A-/Baa1) with stable outlooks at Standard & Poor’s, Fitch Ratings and Moody’s.

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

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry. The Organisation for Economic Cooperation and Development ( the “OECD”) estimated that global steel production overcapacity would grow from approximately 556.1 million metric tons in 2022 to approximately 610.8 million tons in 2023, with additional global capacity coming online and economic uncertainty in some parts of the world, particularly China, impacting steel demand. An OECD report states that in Asia, 75 percent of the new capacity coming online between 2024 and 2026 will utilize blast furnace technology. Other regions of the world are not expected to see new blast furnace projects in those years. Adding additional blast furnace capacity will increase carbon emissions. See 'Item 1A. Risk Factors- Industry Specific Risk Factors" for further discussion of overcapacity risks.

China continues to be the largest steel producing country. In 2023, despite much slower economic growth and a continuing downturn in its property market, China still produced more than one billion tons of steel, near its all-time record, accounting for approximately 54% of all steel produced globally.

Circumvention of trade duties also continues to pose a risk. Besides producing over a billion tons of steel in its own country, China is investing heavily in steel production in other countries which is one way it tries to avoid being subject to trade duties on exports to the U.S. market. According to the OECD, Chinese steel companies will account for 65% of cross-border investments or joint venture investments in 2023 or later and will account for more than 80% of the investment in new steelmaking capacity in southeast Asian countries.

The Section 232 steel tariffs enacted in 2018 and successful trade cases have been effective in keeping unfairly traded imports out of the U.S. market. The U.S. government has reached agreements with several allied countries to replace applicable Section 232 tariffs on steel with quota systems or other trade agreements.

The U.S. and European Union are also negotiating the world’s first carbon-based sectoral arrangement, the Global Arrangement on Sustainable Steel and Aluminum, that will restrict access to their markets for higher-emitting steel imports and countries that dump cheap imports. Other countries will be able to join if they meet criteria for restoring market orientation and reducing trade in high-carbon steel and aluminum products. At the end of 2023, the U.S. and EU agreed to extend both the negotiations and existing tariff rate quotas into 2025.

During 2023, sunset review hearings by the U.S. International Trade Commission kept in place antidumping (AD) and countervailing duties (CVD) orders on cut-to-length steel plate from several countries. Trade remedy orders such as these play a key role in allowing the American steel industry to compete on a level playing field against unfairly traded imports, and recent sunset reviews have left the orders almost entirely in place. Sunset reviews are typically held with respect to specific exporters and products every five years.

In December of 2022, the World Trade Organization (WTO) ruled that the Section 232 tariffs violated U.S. WTO commitments. The U.S. government has appealed the ruling. Imports of finished steel in 2023 were down approximately 14% from 2022 levels and finished steel imports accounted for approximately 21% of U.S. market share.

We also experience competition from other materials. Depending on our customers’ end use of our products, there are often other materials, such as concrete, aluminum, plastics, composites and wood that compete with our steel products. When the price of steel relative to other raw materials rises, these alternatives can become more attractive to our customers.

In our steel products segment we manufacture a wide range of products that primarily have construction applications. In each of our product lines, we face competition from well capitalized domestic and international providers offering similar products and services. We compete on price, service (e.g., consulting on engineering requirements, facilitating logistics, and timeliness of order fulfillment) and quality (e.g., reliably producing to exacting custom specifications). We believe we have established a reputation as a market leader who can consistently meet customer needs for these products in a timely manner due to our nationwide footprint of modern production facilities and entrepreneurial, performance driven culture.

Competition in our scrap and raw materials business is also vigorous. The scrap metals market consists of many firms and is highly fragmented. Firms typically compete on price and geographic proximity to the sources of scrap metal.

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $3.27 billion and $2.33 billion at December 31, 2023 and 2022, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from other Nucor businesses. Nucor’s backlog of orders in the steel products segment was approximately $4.97 billion and $6.65 billion at December 31,

2023 and 2022, respectively. The majority of these orders are expected to be filled within one year. Order backlog within our raw materials segment is not meaningful because the vast majority of the raw materials that segment produces are used internally.

Sources and Availability of Raw Materials

An ample supply of high-quality scrap and scrap substitutes is critical to support Nucor’s ability to produce high-quality steel. The goal of Nucor’s raw materials segment is to safely produce, source, trade and transport steelmaking raw materials. Nucor’s raw materials investments are focused on creating an advantage for our steelmaking operations, through a global information network and flexible approach to metallics supply.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average cost of scrap and scrap substitutes used in our steel mills segment decreased approximately 14% from $492 per gross ton used in 2022 to $421 per gross ton used in 2023. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce one ton of steel. We employ variable steel pricing mechanisms so that we are better able to maintain operating margins and meet our customer commitments as scrap and scrap substitute costs fluctuate.

Nucor remains focused on securing reliable access to low-cost raw material inputs as they are the Company’s largest expense. We believe Nucor’s broad, balanced supply chain is an important strength which allows us to reduce the cost of our steelmaking operations, create a shorter supply chain and have greater control over our metallic inputs. Our investment in DRI production facilities and scrap yards, as well as our access to international raw materials markets, provides Nucor with significant flexibility in optimizing our raw material mix. Additionally, having a significant portion of our raw materials supply under our control minimizes risk associated with the global sourcing of raw materials, particularly since a good deal of scrap substitutes comes from regions of the world that have historically experienced greater political turmoil, such as Ukraine, Russia and Brazil. We believe the continued successful implementation of our raw material strategy, including key investments in DRI production, as well as in the scrap brokerage and processing services performed by our team at DJJ, gives us greater control over our metallic inputs and thus helps us navigate significant fluctuations in the availability and costs of critical inputs.

DJJ acquires ferrous scrap from numerous sources, including manufacturers of products made from steel, industrial plants, scrap dealers, peddlers, auto wreckers and demolition firms. In recent years, we have developed closed loop recycling programs with some of our larger customers, through which we are able to reliably source more high purity prime scrap while reducing the waste inherent in our customers’ operations.

We purchase pig iron as needed primarily from overseas sources. We received over 1,600,000 gross tons of pig iron in 2023. Our DRI plants in Trinidad and Louisiana supplied approximately 3,350,000 metric tons of DRI to our steel mills in 2023. The primary raw material for our DRI facilities is pelletized iron ore, which we purchase from various international suppliers.

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

We use a variety of strategies to manage our exposure to price risk of natural gas, including financial hedges and physical hedges resulting from our owned natural gas drilling operations. In addition to the currently producing wells in the Piceance Basin, Nucor owns leasehold interests in natural gas properties in the South Piceance Basin, in the Western Slope of Colorado. To support Nucor’s operating wells and potential future well developments on these properties, Nucor has entered into long-term agreements directly with third-party gathering and processing service providers. Natural gas produced by Nucor’s drilling operations is sold to partially offset our exposure to changes in the price of natural gas consumed by our DRI plant in Louisiana, and by our steel mills in the United States. Nucor has full discretion on its participation in all future drilling capital investments, however, in the fourth quarter of 2022 we decided that it is unlikely that we will develop the remaining portions of our unproved oil and natural gas properties.

We closely monitor developments in public policy relating to energy production and consumption. We engage with policymakers to provide technical information that can inform policy decisions and avoid unintended adverse consequences of legislative and regulatory actions. We believe that a thoughtful approach to domestic energy policy can help ensure that steel and steel products manufactured in the United States remain competitive in the global marketplace.

Reducing Greenhouse Gas Emissions

While steel is widely understood to be essential in any modern economy, and is increasingly seen as a critical material for addressing challenges associated with climate change, the sector also has received increased attention for its GHG emissions and their potential contribution to climate change.

As the leading U.S. supplier of numerous essential steel products using primarily recycled ferrous scrap metal, we believe we are in a competitively advantageous position. Our circular production process has one third the greenhouse gas emissions intensity of the average traditional extractive steelmaking process using a blast furnace.

We are committed to further reducing our GHG footprint over time. In November 2023, we announced net-zero, science-based greenhouse gas (GHG) targets for 2050 and established a new interim emissions reduction target for 2030. These new GHG intensity targets are defined by the Global Steel Climate Council’s (GSCC) “Steel Climate Standard”, an ambitious standard that is aligned with both the Paris Climate Agreement’s emission reduction goals for the steel sector by 2050, and the International Energy Agency’s “Net Zero by 2050: A Roadmap for the Global Energy System” glidepath.

Nucor’s net-zero 2050 and interim 2030 targets include scopes 1, 2, and 3 emissions from the production of hot rolled steel as defined by the GSCC, making Nucor the first diversified steelmaker in the U.S. to set GHG reduction targets encompassing all three scopes.

We plan to achieve our goals by increasing the use of clean electricity, deploying carbon capture and sequestration where practical and developing near zero GHG ironmaking technologies, as well as through the development and deployment of technologies enabling us to reduce our consumption of injection and charge carbon and natural gas.

Clean Electricity Initiatives

GHG emissions associated with our consumption of electrical power constitute approximately 21% of our current footprint.

We have invested in two companies developing next generation nuclear power technology, and we are exploring ways in which we can work with these companies and with our electric utility partners to accelerate deployment of these technologies on the regional power grids serving our operations, as they mature and become scalable.

Currently, we are a party to two Power Purchase Agreements (“PPAs”). Under these PPAs, we have agreed to purchase for a fixed price output from one solar and one wind project in the United States. The PPAs are structured for monthly financial settlement. We have undertaken these initiatives to support the ongoing transition of the U.S. power grid to a greater reliance on renewable power. As part of these arrangements, we will also receive Renewable Energy Credits (“RECs”) commensurate with the renewable power we purchase. These RECs can be applied against a portion of our GHG emissions, enabling us to receive credit for reducing them. The pay-fixed, receive-floating nature of this arrangement also offsets a portion of our exposure to higher prices for electricity over the life of the contract. We continue to evaluate and consider similar additional transactions, as well as opportunities to deploy renewable power generation and storage assets on site at our facilities.

Carbon Capture and Sequestration (CCS) Activity

In 2023, we signed an agreement with Exxon Mobil to capture, transport, and store carbon from our DRI plant in Convent, Louisiana. ExxonMobil will capture between 600,000 and 800,000 metric tons per year of CO2 from our DRI plant and store the CO2 at an ExxonMobil-owned facility in Louisiana. We expect start-up in 2026. ExxonMobil will receive the related tax credits and pay us a fee for each ton of CO2 we supply.

Near Zero Ironmaking

We have invested in Electra, a company that is working to develop and scale a process to produce carbon-free iron that can be used to make steel. Electra’s technology relies on intermittent, clean energy to refine low-grade iron ores through electrochemical and hydrometallurgical processes. Electra’s process operates at 60°C and removes critical impurities from low-grade ores to produce high purity iron that can be charged directly into EAF steelmaking. Electra’s technology is unproven at scale at this stage.

We have entered into a partnership with Tata Steel to explore the possibility of scaling and commercializing HIsarna, a technology that enables the production of iron from low grade iron ore fines without using coke ovens. Coke ovens consume bituminous coal at high temperature to make coke, an essential ingredient for producing iron in a blast furnace. Both coke ovens and blast furnaces are GHG emissions intensive. While the HIsarna process produces GHG emissions, its CO2 rich waste gas stream can be more readily captured and sequestered. HISarna also produces a slag co-product that has high value for use in the cement industry.

Government Regulations

Our business operations are subject to numerous federal, state and local laws and regulations, the most significant of which are intended to protect our teammates and the environment. Due to the nature of the steel industry, we are subject to substantial regulations related to safety in the workplace. In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal health and safety regulations and environmental regulations, the most significant of which are enforced by the Occupational Safety and Health Administration (“OSHA”) and the Environmental Protection Agency ("EPA"). Safety and environmental stewardship are important values to Nucor. We expect that capital expenditures we will direct toward our efforts in these areas will total approximately $280 million in 2024.

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

The primary raw material of Nucor’s steelmaking operations is scrap metal. The process of recycling scrap metal generates particulate matter emissions that includes contaminants such as paint, zinc, lead, chrome and other metals. Initially, the particulate matter captured and collected is classified as a listed hazardous waste under the RCRA. However, because these contaminants contain valuable metals, the EAF dust is recycled to recover these metals. Nucor sends all but a small fraction of the EAF dust it collects to recycling facilities that recover the zinc, lead, chrome and other valuable metals from this dust.

In addition to recycling EAF dust, Nucor mills beneficially reuse steel slag in road materials as a granular base, embankments, engineered fill, highway shoulders, and hot mix asphalt pavement. The physical, chemical, mechanical and thermal properties of steel slag provide a vital resource for construction companies and activities. We take considerable pride in our recycling efforts.

Not only does the RCRA establish standards for the management of solid and hazardous wastes, the RCRA also addresses the environmental impact of contamination from waste disposal activities and from recycling and storage of most wastes. Periodically, past waste disposal activities that were legal when conducted that may now pose a contamination threat are discovered. When the U.S. Environmental Protection Agency determines these off-site properties are contaminated, Nucor quickly evaluates such claims and, if Nucor is determined to be responsible, we do our part to remediate our share of such issues. Nucor believes all identified liabilities under the RCRA are either currently being resolved or have been fully resolved.

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

Capital expenditures at our existing facilities that are associated with environmental regulation compliance for 2023 and 2024 are estimated to be less than $100 million per year.

Human Capital Resources

Culture, Organization and Compensation

We consider our teammates the most important part of Nucor and believe that our culture—and the encouragement that we provide to our teammates to “grow the core; expand beyond; and live our culture” —provides us with a competitive advantage.

While our business strategy shapes "what we do", our culture shapes "how" we go about doing it. We believe adherence to the key tenets of our culture — safety, integrity, trust, innovation, open communication, teamwork, inclusion, courage, can-do attitude and ownership — is a powerful differentiator for Nucor and positions the Company favorably to deliver ongoing stockholder value to our investors.

THE NUCOR WAY

SAFETY

INTEGRITY

TRUST

INNOVATION

OPEN COMMUNICATION

TEAMWORK

INCLUSION

COURAGE

CAN-DO ATTITUDE

OWNERSHIP

CULTURAL VALUES

NUCOR®

Nucor has a streamlined organizational structure that allows our teammates to make quick decisions and innovate. Our organization is also highly decentralized, with most day-to-day operating decisions made by our division general managers and their teams. With approximately 32,000 teammates, fewer than 200 work in our principal executive offices in Charlotte, North Carolina. By empowering our teammates, our goal is to foster an entrepreneurial mindset, along with a strong sense of personal responsibility and a culture of accountability and belonging. This empowerment is reinforced by our compensation policies (see discussion on “Pay for Performance” in Our Teammates - Compensation, Training & Development section below) to drive results and contribute to our success.

Teammate input is essential for us to maintain our culture of empowered teammates enabling efficient operational decisions. Aside from our practice of everyday open communication, we periodically ask our teammates to formally provide feedback. Since 1986, we have asked our teammates to complete a comprehensive survey in order to gather feedback on a range of topics, including matters relating to the effectiveness of our culture. We view the survey as an important tool in continually improving our company and ensuring our teammates remain engaged and satisfied. This survey is conducted every three years, the last of which was conducted in 2022. In the most recent survey, 89% of the responses were favorable in the category of “Satisfaction & Commitment.” The overall percentage of negative responses in the most recent survey has dropped by 25 percentage points since the survey began in 1986. The next survey will be conducted in the summer of 2025. Teammates of certain previously acquired businesses – which accounted for approximately 15% of our workforce as of December 31, 2023 – complete a comparable survey that has also shown an improving trend over time.

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

Nucor calculates the annual Injury/Illness Rate by dividing the number of work-related injuries and illnesses by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year. In 2023, we achieved an annual Injury/Illness Rate of 0.79, which marks the fifth consecutive year of a reduced rate. This marks an improvement over our annual Injury/Illness Rate of 0.95 in 2022.

Nucor uses the DART Case Rate to assess and manage the risk of serious injury in the workplace. Nucor calculates the annual DART Case Rate by dividing the number of cases resulting in days away from work, restricted work activity and/or job transfers by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year. In 2023, we achieved an annual DART Case Rate of 0.36 (0.43 in 2022).

Since 1998, Nucor has used the President’s Safety Award to recognize divisions that achieve strong records of safety performance based on objective metrics. The President’s Safety Award has the following three levels: Platinum, which is awarded to divisions with zero recordable illnesses or injuries; Gold, which is awarded to divisions that have an Illness/Injury Rate below 0.6 and a DART Case Rate below one-third of the national average for their NAICS code; and Silver, which is awarded to divisions that achieve one-third the national average on Illness/Injury Rate and DART Case Rate. In 2023, 31 divisions achieved the Platinum level award, 17 divisions achieved the Gold level award and 24 divisions achieved the Silver level award. Nucor also has 24 OSHA Voluntary Protection Program Sites, OSHA’s highest level of recognition.

In 2020, the Company introduced the Nucor President’s Safety Cup as a way to foster more safety benchmarking throughout the Company. The President’s Safety Cup is an additional annual award that is presented to the region that has the best safety record across all of Nucor. Not only does this reward a facility for exceeding their individual safety goals, but it encourages our teams to innovate and to share ideas and improve safety as a group. The President’s Safety Cup trophy travels among the mills and divisions that make up the winning region.

We believe, however, that safety is about more than just avoiding injuries. At Nucor, safety means making sure our teammates feel safe, welcome and valued when they come to work each day. We are accelerating our diversity, equity and inclusion efforts with the objective of ensuring that each teammate feels a sense of belonging at Nucor. By creating an inclusive workplace, we believe we will attract top talent, foster innovation, increase a sense of empowerment and make Nucor a stronger company. Over the past two years, approximately 31% of Nucor teammates hired or promoted to the Manager or General Manager level were diverse.

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
•
Webcasts by diverse senior leaders sharing their career progression and life experiences

•
Increasing focus and intensity of engagement with supportive external partners, such as:
o
National Society of Black Engineers;
o
Society of Women Engineers;
o
National Society of Hispanic Professional Engineers;
o
INROADS (non-profit focused on addressing the lack of diversity in corporate America)
o
Tuskegee University; and
o
Purdue University’s Women in Engineering Program and Minorities in Engineering Program.

Our Teammates - Compensation, Training & Development

Nucor had approximately 32,000 teammates as of December 31, 2023. The vast majority of our teammates are located in the United States, with only a small number of teammates located outside of North America. Our operations are highly automated, allowing us to improve safety outcomes and take advantage of lower employment costs while still providing our teammates with compensation that we believe is highly competitive as compared to businesses in our industry. At Nucor, we believe in “Pay-for-Performance.” Nucor teammates typically earn a significant part of their compensation based on their productivity. Production teammates work under group incentives that provide increased earnings for increased production. This additional incentive compensation is paid weekly in most cases. Nucor has also historically contributed 10% of earnings before federal taxes to a profit sharing plan for the majority of teammates below the officer level. We believe such compensation practices incentivize our workforce and reinforce our culture.

While Nucor seeks to hire qualified and talented individuals as new teammates, we also believe in developing the skills of our existing team by providing educational and on-the-job training, in addition to safety training. Further, Nucor believes it is important for senior management to also be familiar with, and have had direct experience running, Nucor’s mills and other operational divisions. The vast majority of our teammates are not represented by labor unions and we believe our teammate turnover is low.

At Nucor, we believe that a diversity of perspectives and background helps to facilitate the “Nucor Way” as we work to “grow the core; expand beyond; and live our culture.” We also believe that recruiting and hiring the best talent available will continue to provide us with the best opportunity for continued future success.

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

More information about our social strategies, including our most recent Equal Employment Opportunity EEO-1 report, can be found at www.nucor.com/esg.

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

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry. The OECD estimated that global steel production overcapacity would grow from approximately 556.1 million metric tons in 2022 to more than 600 million metric tons 2023, with additional capacity expected to come online over the next few years. China continues to be a significant contributor to excess steelmaking capacity, producing more than one billion tons of steel in each of the past four years, despite slower economic growth. China is also investing in new steelmaking capacity in several countries in southeast Asia and Africa.

During periods of global economic weakness, the effects of this overcapacity are amplified because of weaker global demand for steel and steel products. Steel manufacturers in non-market economies tend not to adjust their production levels in line with regional demand and instead export significant amounts of steel and steel products at prices that can be at or below their costs of production. In countries with non-market economies, the steel industry is often subsidized or owned in whole or in part by the government, which can provide these producers with cost advantages or cause their production decisions to be driven by political or social factors rather than price and demand signals. Surplus output from steel producers in these countries can flow into the U.S. market. These imports to the U.S., which are also affected by demand in the U.S. domestic market, international currency conversion rates, and domestic and international government actions, can result in downward pressure on realized steel prices for Nucor, which can materially adversely affect our business, results of operations, financial condition and cash flows.

In March 2018, the Trump Administration imposed a 25% tariff or quota limits on all imported steel products for an indefinite period of time under Section 232 of the Trade Expansion Act. Since then both the Trump and Biden Administrations have negotiated tariff rate quotas with several countries allowing them to export a set amount of steel to the U.S. market without being subject to these Section 232 tariffs. In December of 2022, the World Trade Organization (WTO) ruled that the Section 232 tariffs violated U.S. WTO commitments. The U.S. government strongly disagrees with the ruling and is appealing. When the Section 232 or other import tariffs, quotas or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices make it attractive for foreign steelmakers to export their steel products to the U.S., despite the presence of import tariffs, quotas or duties, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our business requires substantial expenditures for routine maintenance and to remain competitive. For the three-year period ended December 31, 2023, our total capital expenditures were approximately $5.87 billion. We have also recently announced substantial capital projects that we expect will increase production capacity, increase the efficiency of our operations and enhance our product offerings. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds, short-term commercial paper issuances, offerings of our debt securities or from borrowings under our $1.75 billion unsecured revolving credit facility, we cannot guarantee that this will be the case. Additional acquisitions, increases in interest rates or unforeseen events could require financing from additional sources.

Changes in the availability and cost of electricity and natural gas are subject to volatile market conditions that could adversely affect our business.

Our steel mills are large consumers of electricity and natural gas. In addition, our DRI facilities are also large consumers of natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity and natural gas can be volatile. They are often affected by weather, political, regulatory and economic factors beyond our control, and we may be unable to raise the price of our products to offset increased energy costs. Disruptions, including physical or information systems related issues, that impact the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs that are not similarly applicable to our competitors' operations could materially adversely affect our business, results of operations, financial condition and cash flows.

Competition from other steel producers, imports or alternative materials may adversely affect our business.

We face ongoing competition from other steel producers and imports that compete with our products on price, quality and service. The markets for our products are highly competitive and a number of firms, domestic and foreign, participate in the steel, steel products and raw materials markets. Depending on a variety of factors, including the cost and availability of raw materials, energy, technology, labor, transportation and capital costs, currency exchange rates, government subsidies of foreign steel producers and other global political and economic factors, our business may be materially adversely affected by more intense competitive forces.

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

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries, such as the construction, energy, metals service centers, appliance and automotive industries. As a result, downturns in the U.S. economy or any of these industries could materially adversely affect our results of operations, financial condition and cash flows. The U.S. economy has experienced a strong recovery from the conditions experienced at the onset of the COVID-19 pandemic, but related labor shortages and supply chain disruptions, new or proposed legislation related to governmental spending, inflation and increases in interest rates have impacted, and will continue to impact, economic growth. Even with this economic recovery, challenges from global production overcapacity in the steel industry and ongoing uncertainties, both in the United States and in other regions of the world, remain.

We are unable to predict the duration of current economic conditions or the magnitude or timing of changes in economic activity. Future economic downturns, prolonged slow growth or stagnation in the economy, a sector-specific slowdown in one of our key end-use markets, such as nonresidential construction, or changes in inflation could materially adversely affect our business, results of operations, financial condition and cash flows, especially in light of the capital-intensive nature of our business.

The results of our operations are sensitive to volatility in steel prices and the cost and availability of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with key consumables such as graphite electrodes, alloys and other raw materials, including both scrap and scrap substitutes (e.g., prime scrap, pig iron and DRI) that are critical to the manufacture of our steel products. The raw material required to produce DRI is pelletized iron ore. Although we have vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also by acquiring our scrap processing and brokerage operations (“DJJ”) in 2008, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States and internationally. Although we believe that the supply of scrap and scrap substitutes will remain adequate to operate our facilities, prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap, scrap substitutes and iron ore demands of our global competitors, as well as volatility in currency rates and political conditions.

At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us. The availability and prices of raw materials may also be negatively affected by new laws and regulations, allocation by suppliers, interruptions in production, accidents or natural disasters, war and other forms of armed conflict or political instability, changes in exchange rates, worldwide price fluctuations, including due to global political and economic factors, changes in governmental, business and consumer spending, inflation, increases in interest rates, labor shortages, and the availability and cost of transportation. Many countries that export steel into our markets restrict the export of scrap, protecting the supply chain of some foreign competitors. This trade practice creates an artificial competitive advantage for foreign producers that could limit our ability to compete in the U.S. market.

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

We incur significant costs to achieve and maintain compliance with environmental regulations and remediation obligations. The principal federal environmental laws include the CAA, which regulates air emissions; the CWA which regulates water withdrawals and discharges; the RCRA, which addresses solid and hazardous waste treatment, storage and disposal; and the CERCLA, which governs releases of hazardous substances, and remediation of contaminated sites. Our operations are also subject to state and local environmental laws and regulations.

In addition to the above mentioned statutes, revisions to National Ambient Air Quality Standards, including the implementation actions/decisions of environmental agencies, could make it significantly more difficult to obtain construction permits and permits to expand existing operations. Resulting cancellations, delays or unanticipated costs to these projects could negatively impact our ability to generate expected returns on our investments. These regulations can also increase our cost of energy, primarily electricity, which we use extensively in the steelmaking process. We may in the future incur substantially increased costs complying with such regulations, particularly if federal regulatory agencies were to change their enforcement posture with respect to such regulations.

Emerging customer preferences for greater product transparency and less GHG intensive materials may put us at a competitive disadvantage or reduce demand for our products.

The federal government and numerous states are considering establishing, or have already established, requirements for Environmental Product Declarations (“EPDs”) so that consumers may more readily evaluate the environmental impacts of products. California has enacted the “Buy Clean California Act” and California has also established Global Warming Potential benchmarks through EPDs for certain materials, including certain steel products. EPD legislation has caused Nucor to incur additional costs and has the potential to put Nucor and its customers at a disadvantage to foreign competitors unless standardized mechanisms are used to fully evaluate products produced by foreign producers.

General Risk Factors

We are subject to information technology and cyber-security threats which could have an adverse effect on our business and results of operations.

We utilize various information technology systems to efficiently address business functions ranging from the operation of our production equipment to administrative computation to the storage of data such as intellectual property and proprietary business information. We also utilize third-party service providers for certain information technology services that are important to our operations. We continuously evaluate our cyber-security systems and practices, assess potential threats, and improve our information technology networks, policies and procedures to address potential vulnerabilities. Despite efforts to assure secure and uninterrupted operations, threats from increasingly sophisticated cyber-attacks or system failures could result in materially adverse operational disruptions or security breaches of our systems or those of our third-party service providers. These risks could result in disclosure or destruction of key proprietary information or personal data or reputational damage, theft of assets or trade secrets, or could adversely affect our ability to physically produce or transport steel, resulting in lost revenues, as well as delays in reporting our financial results. We also could be required to spend significant financial and other resources to remedy the damage caused by a cyber-security breach, including to repair or replace networks and information technology systems. We may also contend with potential liability for stolen information, increased cyber-security protection costs, litigation expense and increased insurance premiums.

Our operations are subject to business interruptions and casualty losses.

The steelmaking business is subject to numerous inherent risks, particularly unplanned events such as explosions, fires, other accidents, natural disasters such as floods, hurricanes or earthquakes, critical equipment failures, acts of terrorism, inclement weather and transportation interruptions. Nucor maintains property insurance for these types of losses but self-insures a significant portion of the program. Therefore, while our insurance coverage could offset a portion of the losses relating to some of those types of events, our results of operations and cash flows could be adversely impacted to the extent that any such losses are not covered by our insurance, or that there are significant delays in resolving our claims with our insurance providers.

We acquire businesses and enter into joint ventures from time to time and we may encounter difficulties in integrating businesses we acquire.

We plan to continue to seek attractive opportunities to acquire businesses, enter into joint ventures and make other investments that strengthen Nucor. Realizing the anticipated benefits of acquisitions or other transactions will depend on our ability to operate these businesses and integrate them with our operations, effectively identify and manage risks, and cooperate with our strategic partners. Our business, results of operations, financial condition and cash flows could be materially adversely affected if we are unable to successfully integrate these businesses or otherwise fail to realize the anticipated benefits of acquisitions or other transactions.

Risks associated with operating in international markets could adversely affect our business, financial position and results of operations.

Certain of our businesses and investments are located outside of the United States, in Canada, Mexico and in emerging markets. There are a number of risks inherent in doing business in or sourcing raw materials from such markets. These risks include, but are not limited to: unfavorable political or economic factors; local labor and social issues; changes in regulatory requirements; fluctuations in foreign currency exchange rates, interest rates and inflation; and complex foreign laws, treaties including tax laws, and the Foreign Corrupt Practices Act of 1977. These risks could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our financial position and results of operations. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

Pandemics, epidemics and other public health emergencies in the future, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operations expose us to risks associated with pandemics, epidemics and other public health emergencies. The COVID-19 pandemic had and any future similar events may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins or impact demand for our steel products, including as a result of preventative and precautionary measures that we, other businesses and governments have taken or may take in the future.

In addition, the ability of our teammates and our suppliers’ and customers’ teammates to work may be significantly impacted by these types of public health emergencies. Our customers may be directly impacted by business interruptions or weak market conditions and may not be willing or able to fulfill their contractual obligations. Furthermore, the progression of and global response to these types of public health emergencies, as was the case with the COVID-19 pandemic, can cause and increase the risk of delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies, as well as changes in the prices and availability of labor and equipment for capital projects.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Nucor recognizes the importance of developing, implementing, and maintaining effective cybersecurity measures designed to protect our information systems and the confidentiality, integrity, and availability of our data. We face a number of information technology and cybersecurity threats which could have an adverse effect on our business and results of operations.

Notwithstanding the Company’s cybersecurity framework and preventative strategies, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

Risk Management and Strategy

Overview

We have developed and implemented a cybersecurity risk management program that is intended to enable us to assess, identify, and manage risk associated with cybersecurity threats. Our program is based on the Cybersecurity Framework promulgated by the National Institute of Standards and Technology and other applicable industry standards, and includes the following key elements:

•
identification and assessment of cybersecurity threats based on internal and external assessments and monitoring, information from internal stakeholders, and external publications and resources such as those made available by the United States Cybersecurity and Infrastructure Security Agency;
•
technical and organizational safeguards designed to protect against identified threats, including documented policies and procedures, technical controls, and employee education and awareness;
•
processes to detect the occurrence of cybersecurity events, and maintenance and regular testing of incident response and recovery and business continuity plans and processes; and
•
a third-party risk management process to manage cybersecurity risks associated with our service providers, suppliers, and vendors.

The program is designed to foster a culture of cybersecurity risk management across the Company.

Integrated Overall Risk Management

Assessing, identifying, and managing cybersecurity-related risks is integrated into our overall risk management framework. The Company conducts an annual cybersecurity risk assessment and reports the most significant risks and associated planned mitigation strategies to the Audit Committee of the Board of Directors. The annual risk assessment is carried out under the supervision of the President of Nucor Business Technology, the Company’s Cybersecurity Director, and the Company’s Vice President and Corporate Controller. See “Governance” below. The Board also regularly receives focused presentations regarding cybersecurity risks from the Company’s Cybersecurity Director.

Third-Party Engagement

Due to the complexity and ever-changing nature of cybersecurity threats, Nucor engages a range of external experts to assist in its assessment, identification, and management of risks from cybersecurity threats. These include cybersecurity assessors, forensic and incident response experts, and auditors to review the Company’s cybersecurity posture and responsive efforts. Our relationships with these external partners enable us to leverage their expertise with the goal of maintaining best practices.

Oversight of Third-Party Risks

Our third-party service providers, suppliers, and vendors face their own risks from cybersecurity threats that could impact Nucor in certain circumstances. In response, we have implemented processes for overseeing and managing these risks. Those processes include limiting the exposure of our information systems to external systems to the least practicable amount, assessing the third parties’ information security practices before allowing them to access our information systems or data, requiring the third parties to implement appropriate cybersecurity controls in our agreements with them, and conducting ongoing monitoring of their compliance with those requirements. We also utilize third-party risk and compliance monitoring services to monitor our service providers, suppliers, and vendors and to augment the effectiveness of our risk mitigation efforts in this area.

Risks from Cybersecurity Threats

As of the date of this report, no risks from cybersecurity threats, including as a result of cybersecurity incidents we have experienced in the past, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Governance

The Company seeks to ensure effective governance in managing risks associated with cybersecurity threats, as more thoroughly described below.

Board of Directors Oversight

The Audit Committee of the Board of Directors is responsible for the oversight of risks from cybersecurity threats. The Audit Committee is composed of directors with a wide range of experience, including risk management and controls, and technology. See “Integrated Overall Risk Management” above.

Management’s Role in Cybersecurity Risk Management

A division of the Company known as Nucor Business Technology, or NBT, is responsible for the Company’s information technology needs, including cybersecurity risk assessment and management. NBT’s cybersecurity function is led by the Cybersecurity Director, who reports to the President of NBT, who in turn reports to the Company’s Chair, President, and Chief Executive Officer. The current Cybersecurity Director has twenty years of experience in the cybersecurity field and has broad expertise in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, and incident response.

The Company also has a Risk Committee composed of the following members of the Company’s management:

•
Executive Vice President, Business Services & General Counsel
•
President, Nucor Business Technology
•
Vice President and Corporate Controller
•
Vice President and General Manager, Corporate Legal Affairs
•
General Manager of Internal Audit
•
Cybersecurity Director
•
Manager of External Reporting

The Risk Committee is responsible for overseeing the Company’s response to cybersecurity incidents. The Risk Committee and the Chair, President, and Chief Executive Officer inform the Audit Committee and the Board of Directors on cybersecurity risks.

Monitoring of Cybersecurity Incidents

The Cybersecurity Director implements and oversees our processes for regularly monitoring our information systems. This includes security measures and regular audits to identify potential issues. In the event of a cybersecurity incident, we have an established incident response plan that requires prompt notification of the Cybersecurity Director or their designee, who in turn oversees our assessment of and response to the incident. The Cybersecurity Director is also responsible for informing the Risk Committee of cybersecurity incidents, which in turn has a detailed process for assessing the impacts of incidents and monitoring the Company’s mitigation and remediation efforts. Depending on the nature of the incident, this process also provides for escalating notification to senior executives, including the Chair, President, and Chief Executive Officer and to the Board of Directors.

Item 2. Properties

We own most of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Fontana, California	4,020,000	Flat-rolled steel
Hickman, Arkansas	2,740,000	Flat-rolled steel
Blytheville, Arkansas	2,700,000	Structural steel, sheet steel
Berkeley County, South Carolina	2,430,000	Flat-rolled steel, structural steel
Decatur, Alabama	2,000,000	Flat-rolled steel
Crawfordsville, Indiana	1,890,000	Flat-rolled steel
Norfolk, Nebraska	1,540,000	Steel shapes
Hertford County, North Carolina	1,350,000	Steel plate
Plymouth, Utah	1,290,000	Steel shapes
Ghent, Kentucky	1,260,000	Flat-rolled steel
Jewett, Texas	1,170,000	Steel shapes
Darlington, South Carolina	980,000	Steel shapes
Kankakee, Illinois	850,000	Steel shapes
Memphis, Tennessee	700,000	Steel shapes
Silao, Guanajuato, Mexico	680,000	Flat-rolled steel
Seattle, Washington	660,000	Steel shapes
Tuscaloosa, Alabama	610,000	Steel plate
Auburn, New York	510,000	Steel shapes
Jackson, Mississippi	490,000	Steel shapes
Brandenburg, Kentucky	490,000	Steel plate
Sedalia, Missouri	470,000	Steel shapes
Marion, Ohio	430,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Frostproof, Florida	350,000	Steel shapes
Birmingham, Alabama	310,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,150,000	Joists, deck, cold finished bar
Arthur, Illinois	1,070,000	Overhead doors
St. Joe, Indiana	1,010,000	Joists, deck, fastener
Brigham City, Utah	1,000,000	Joists, cold finished bar, building systems
Grapeland, Texas	810,000	Joists, deck
Chemung, New York	560,000	Joists, deck
Marseilles, Illinois	550,000	Steel tube
Florence, South Carolina	540,000	Joists, deck
Birmingham, Alabama	480,000	Steel tube
Fort Payne, Alabama	470,000	Joists, deck
Decatur, Alabama	470,000	Steel tube
Louisville, Kentucky	440,000	Steel tube
Trinity, Alabama	380,000	Steel tube
Eufaula, Alabama	360,000	Building systems
Chicago, Illinois	350,000	Steel tube
Waterloo, Indiana	350,000	Building systems

In the steel products segment, we have 92 operating facilities, excluding the locations listed above, in 39 states with 29 operating facilities in Canada and two in Mexico. Nucor Rebar Fabrication also operates multiple sales offices in Canada and certain other foreign locations. The steel products segment also includes Skyline Steel, LLC, our steel foundation distributor. NWS has leased square footage of approximately 630,000 square feet in Los Angeles, California, and has leased square footage of approximately 420,000 square feet in Houston, Texas.

In the raw materials segment, we have 93 operating facilities in 19 states with one operating facility in Point Lisas, Trinidad. For our DRI facilities in Trinidad and Louisiana, a significant portion of the production process occurs outdoors. The Trinidad site, including leased land, is approximately 1.9 million square feet. The Louisiana site has approximately 174.2 million square feet of owned land with buildings that total approximately 72,500 square feet. DJJ has 85 operating facilities in 18 states along with multiple brokerage offices in the United States and certain other foreign locations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments in 2023 were approximately 78%, 64% and 71% of production capacity, respectively.

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

Allen C. Behr (50), Executive Vice President of Plate and Structural Products, was named EVP in May 2020. Mr. Behr began his career with Nucor in 1996 as Design Engineer at Nucor Building Systems-Indiana and joined the start-up team at Nucor Building Systems-Texas in 1999. In 2001, he became the

Engineering Manager at Nucor Building Systems-South Carolina and was promoted to General Manager in 2008. Mr. Behr became the General Manager of Vulcraft-South Carolina in 2011 and was promoted to Vice President in 2012. He was promoted to President of the Vulcraft/Verco group in 2014 and he served as General Manager of Nucor Steel-Texas from 2017 to 2019.

Brad Ford (45), Executive Vice President of Fabricated Construction Products, became EVP in May 2023. Mr. Ford began his career at The David J. Joseph Company (DJJ) in 2001 as a Brokerage Representative and subsequently served as District Manager and International Trading Manager. In 2013, Mr. Ford became Commercial Vice President at DJJ's subsidiary, Trademark Metals Recycling LLC (TMR), and then served as President of TMR from 2015 to 2020. Mr. Ford became General Manager of Vulcraft-Indiana in 2020. He was promoted to Vice President of Nucor in 2022 and most recently served as Vice President and General Manager of Nucor Steel Decatur, LLC.

Noah Hanners (44), Executive Vice President of Raw Materials, became EVP in January 2023. Mr. Hanners began his career with Nucor in 2011 as Melt Shop Engineer at Nucor Steel South Carolina. He next served as Shift Supervisor and was then promoted to Melt Shop Manager at Nucor Steel Auburn, Inc. Mr. Hanners later served as General Manager of Nucor Tubular Products and General Manager of Nucor Steel Kankakee, Inc. and was promoted to Vice President in 2019. He served as the Vice President and General Manager of The David J. Joseph Company from 2019 to 2022.

John Hollatz (48), Executive Vice President of Bar, Engineered Bar, and Rebar Fabrication Products, was named EVP in May 2022. Mr. Hollatz began his career at Nucor in 1999 as Design Engineer at Vulcraft Indiana and then served as Sales Engineer and Sales Manager at Vulcraft Nebraska. Mr. Hollatz later served as General Manager of Nucor Building Systems South Carolina, General Manager of Vulcraft Indiana, and President of the Vulcraft/Verco group. He was promoted to Vice President and General Manager of Nucor Steel Decatur, LLC in 2016.

Douglas J. Jellison (65), Executive Vice President of Strategy, was named EVP in January 2021. Mr. Jellison began his Nucor career in 1990 as Materials Manager at Nucor Bearing Products and has worked in various positions and businesses in his more than 30 years with Nucor, including several controller and business development roles. Mr. Jellison was promoted to Vice President in 2004 and served as General Manager of Nucor Bearing Products, Nucor Steel Seattle, Inc. and Nucor-Yamato. He then served as President of Nucor Tubular Products and most recently as President of Nucor’s steel piling subsidiary, Skyline Steel LLC.

Stephen D. Laxton (53), Chief Financial Officer, Treasurer, and Executive Vice President, became CFO in March 2022. Mr. Laxton began his career at Nucor in 2003 as General Manager of Business Development and was promoted to Vice President in 2014. Prior to joining Nucor, Mr. Laxton worked for Cinergy Corp., holding various positions including Director of Asset Management and Manager of Corporate Development. Prior to Cinergy, he held various financial roles with Ashland, Inc., North American Stainless and National City Bank.

Gregory J. Murphy (60), Executive Vice President of Business Services and General Counsel, was named EVP in January 2021. Mr. Murphy began his Nucor career in 2015 as Vice President and General Counsel. In 2020, he assumed additional responsibilities and was named General Counsel and Vice President of Legal, Environmental and Public Affairs. Prior to joining Nucor, Mr. Murphy was a Partner with the law firm of Moore & Van Allen PLLC, where he was the team leader of the Litigation Practice Group and served for a decade on the firm’s Executive Committee.

Daniel R. Needham (58), Executive Vice President of Commercial, was named EVP in May 2022. Mr. Needham began his career with Nucor in 2000 as Controller at Nucor Steel Hertford County. He subsequently served as Controller of Nucor Steel Decatur, LLC and Nucor Steel Utah. In 2011, Mr. Needham became General Manager of Nucor Steel Connecticut, Inc. He later served as General Manager of Nucor Steel Utah and was elected Vice President in 2016. In 2019, Mr. Needham was promoted to Vice President and General Manager of Nucor Steel Indiana. He served as the Executive Vice President of Bar, Engineered Bar and Rebar Fabrication Products from February 2021 to May 2022.

K. Rex Query (58), Executive Vice President of Sheet Products and Talent Resources, was named EVP in January 2021. Mr. Query joined Nucor in 1990 as a financial analyst in the Corporate Office and subsequently served as Controller at Vulcraft South Carolina, Nucor Steel Berkeley and Nucor Steel Hertford. After serving as General Manager and Corporate Controller, Mr. Query was elected to Vice President in 2002 and served as General Manager at Nucor Steel Auburn, Inc., Nucor Steel Decatur, LLC, Nucor Steel South Carolina and NCF as well as President of Nucor Europe. Most recently, Mr. Query served as President of Nucor’s Vulcraft/Verco group. Mr. Query is married to the sister of Mr. Topalian’s wife.

David A. Sumoski (57), was named Chief Operating Officer, in January 2021. He previously served as Executive Vice President from 2014 to 2020, most recently as EVP of Merchant and Rebar Products. He also served as General Manager of Nucor Steel Memphis, Inc. from 2012 to 2014 and as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012. Mr. Sumoski was named Vice President in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

Leon J. Topalian (55), has served as President and Chief Executive Officer since January 2020 and as Chair of the Board of Directors since September 2022. He previously served as President and Chief Operating Officer from September 2019 to December 2019, as Executive Vice President of Beam and Plate Products from 2017 to 2019 and as Vice President of Nucor from 2013 to 2017. He began his Nucor career at Nucor Steel-Berkeley in 1996, serving as a project engineer and then as cold mill production supervisor. Mr. Topalian was promoted to Operations Manager for Nucor’s former joint venture in Australia and later served as Melting and Casting Manager at Nucor Steel-South Carolina. He then served as General Manager of Nucor Steel Kankakee, Inc. from 2011 to 2014 and as General Manager of Nucor-Yamato from 2014 to 2017. Mr. Topalian is married to the sister of Mr. Query’s wife.

D. Chad Utermark (55), Executive Vice President of New Markets and Innovation, was named EVP in 2014. He previously served as General Manager of Nucor-Yamato from 2011 to 2014 and as General Manager of Nucor Steel-Texas from 2008 to 2011. He was named Vice President of Nucor in 2009. Mr. Utermark began his Nucor career as a utility operator at Nucor Steel-Arkansas in 1992, subsequently serving as shift supervisor and Hot Mill Manager at that division as well as Roll Mill Manager at Nucor Steel-Texas.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “NUE.” As of January 31, 2024, there were approximately 11,000 stockholders of record of our common stock.

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2023 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2023—October 28, 2023	—	$-	—	$3,499,941
October 29, 2023—November 25, 2023	—	$-	—	$3,499,941
November 26, 2023—December 31, 2023	1,000	$177.18	1,000	$3,322,765
For the Quarter Ended December 31, 2023	1,000		1,000

(1)
Includes commissions of $0.02 per share.
(2)
On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $2.04 per share in 2023 compared with $2.00 per share in 2022. In December 2023, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.54 per share from $0.51 per share. In February 2024, the Board of Directors declared Nucor’s 204th consecutive quarterly cash dividend of $0.54 per share payable on May 10, 2024 to stockholders of record on March 28, 2024.

See Note 16 to the Company’s consolidated financial statements for a discussion regarding securities authorized for issuance under the Company’s stock-based compensation plans.

The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this report by reference from the Company's annual report to stockholders for the year ended December 31, 2023, which will be posted to the Company's website and furnished to the SEC subsequent to the date of this report. The stock performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be "soliciting material" subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Nucor Corporation should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses our financial condition and results of operations as of and for the years ended December 31, 2023 and 2022. Information concerning the year ended December 31, 2022 and a comparison of the years ended December 31, 2022 and 2021 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Overview

The U.S. economy grew at a faster rate in 2023 – 2.5 percent – compared to 1.9 percent the prior year. Steel market demand in 2023 remained strong across many of the end markets we serve, particularly nonresidential construction. Operating rates at our steel mills for the full year 2023 increased slightly to 78% as compared to 77% for the full year 2022.

Legislation passed by Congress is providing more than $1.5 trillion to rebuild traditional infrastructure, build-out clean energy infrastructure and re-shore semiconductor chip manufacturing back to the United States. These steel-intensive projects are expected to create an estimated 5 to 8 million tons of additional annual steel demand in the coming years. Funding from the Infrastructure Investment & Jobs Act (IIJA) is starting to impact the steel market and that impact is expected to last several years. The CHIPS Act has already generated announcements for dozens of new semiconductor ecosystem projects in the U.S. representing more than $200 billion in private investments. Strong Buy America requirements in the IIJA and the Inflation Reduction Act will promote domestically produced steel being used to rebuild U.S. infrastructure and build-out new clean energy infrastructure. More than half of Nucor products are shipped into the construction market, and Nucor’s lower carbon footprint is expected to provide an additional advantage as states and localities look to rebuild infrastructure in a sustainable manner.

Our Challenges and Risks

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry, with the OECD estimating that global steel production overcapacity would grow from approximately 550 million metric tons in 2022 to more than 600 million tons in 2023. However, additional capacity continues to come online and China’s steel production, the largest steel producing country, is still near record levels. In 2023, China’s steel production was more than 1 billion tons for the fourth consecutive year. Circumvention of trade duties also continues to pose a risk, as countries route products through third-party countries to evade duties. Increasingly, China is seeking to evade trade duties by building new steelmaking capacity in other countries with a focus on neighboring countries in southeast Asia, as well as Africa.

An uncertainty we continue to face in our business is the price of our principal raw material, ferrous scrap, which is volatile and often increases or decreases rapidly in response to changes in domestic demand, unanticipated events that affect the flow of scrap into scrap yards, the availability of scrap substitutes, currency fluctuations and changes in foreign demand for scrap. In periods of rapidly increasing raw material prices in the industry, which are often also associated with periods of stronger or rapidly improving steel market conditions, being able to increase our prices for the products we sell quickly enough to offset increases in the prices we pay for ferrous scrap is challenging but critical to maintaining our profitability. We attempt to mitigate the scrap price risk by managing scrap inventory levels at the steel mills to match the anticipated demand over the next several weeks. Certain scrap substitutes, including pig iron, have longer lead times for delivery than scrap, which can make this inventory management strategy difficult to achieve. Continued successful implementation of our raw material strategy, including key investments in DRI production, coupled with the scrap brokerage and processing services performed by our team at DJJ, give us greater control over our metallic inputs and thus also helps us to mitigate this risk. See "Item 1A. Risk Factors- Industry Specific Risk Factors" for further discussion of raw material risks.

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

Although the majority of our steel sales are to spot market customers in North America who place their orders each month based on their business needs and our pricing competitiveness compared to both domestic and global producers and trading companies, we also sell contract tons, most notably in our sheet operations. Approximately 80% of our sheet sales were to contract customers in 2023 (approximately 85% in 2022), with the balance being sold in the spot market at the prevailing prices at the time of sale. Steel contract sales outside of our sheet operations are not significant. The amount of tons sold to contract customers at any given time depends on the overall market conditions at the time, how the end-use customers see the market moving forward and the strategy that Nucor management believes is appropriate to the upcoming period.

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

We believe that Nucor’s raw material supply chain is another important strength. Our investment in DRI production facilities and scrap brokerage and processing businesses provides Nucor with significant flexibility in optimizing our raw materials costs. Additionally, having a portion of our raw materials supply under our control reduces risk associated with the global sourcing of raw materials.

Our highly variable, low-cost structure, combined with our financial strength and liquidity, have allowed us to successfully navigate cyclical steel industry market conditions in the past. In such times, our incentive-based pay system reduces our payroll costs, both hourly and salary, which helps to offset lower selling prices. Our pay-for-performance system that is closely tied to our levels of production also allows us to keep our highly experienced workforce intact and to continue operating our facilities when some of our competitors with greater fixed costs are forced to shut down some of their facilities. Because we use EAFs to produce our steel, we can easily vary our production levels to match short-term changes in demand.

Evaluating Our Operating Performance

We report our results of operations in three segments: steel mills, steel products and raw materials. Most of the steel we produce in our mills is sold to outside customers (80% in 2023 and 78% in 2022), but a significant percentage is used internally by many of the facilities in our steel products segment (20% in 2023 and 22% in 2022).

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

Comparison of 2023 to 2022

Results of Operations

Nucor reported consolidated net earnings of $4.52 billion, or $18.00 per diluted share, in 2023, which decreased compared to $7.61 billion, or $28.79 per diluted share, in 2022, the latter of which was the most profitable year in the Company’s history. Though decreased from the prior year, 2023 represented the third most profitable year in Nucor’s history.

The primary driver for the decrease in earnings in 2023 as compared to 2022 was the decreased profitability of the steel mills segment. Metal margin in the steel mills segment decreased significantly in 2023 as compared to 2022, as decreases in average selling prices outpaced decreases in scrap and substitute costs. All product groups within the steel mills segment had lower metal margin in 2023 as compared to 2022, with the largest decrease at our sheet mills.

Earnings of the steel products segment decreased in 2023 following a record-setting year for profitability in 2022. Average selling prices and volumes both decreased for the steel products segment in 2023 as compared to 2022. The primary driver for the decreased earnings of the steel products segment in 2023 was the reduced profitability of the joist and deck businesses, both of which had very strong earnings in 2022. Partially offsetting these decreases were increases in profitability at the segment's rebar fabrication, garage doors, insulated metal panels and tubular products businesses in 2023 as compared to 2022. The Company's rebar fabrication business set a new record for profitability in 2023.

Earnings in the raw materials segment decreased in 2023 as compared to 2022 primarily due to decreased earnings at our DRI facilities and scrap processing operations. Included in the earnings of the raw materials segment in 2022 was the $96.0 million write-off of our leasehold interest in unproved oil and gas properties after the Company’s management determined that it was unlikely to develop the leasehold interests in the future.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in 2023 as compared to 2022.

Net Sales

Net sales to external customers by segment for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	% Change
Steel mills	$20,092,662	$24,189,858	-17%
Steel products	12,758,939	15,060,328	-15%
Raw materials	1,861,900	2,262,281	-18%
Total net sales to external customers	$34,713,501	$41,512,467	-16%

Net sales for 2023 decreased 16% from the prior year. Average sales price per ton decreased 15% from $1,626 in 2022 to $1,377 in 2023. Total tons shipped to outside customers decreased 1% from 25,524,000 tons in 2022 to 25,205,000 tons in 2023.

In the steel mills segment, sales tons for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	% Change
Outside steel shipments	18,552	18,200	2%
Inside steel shipments	4,721	5,041	-6%
Total steel shipments	23,273	23,241	-

Net sales for the steel mills segment decreased 17% in 2023 compared to the prior year due to an 18% decrease in the average sales price per ton, from $1,324 in 2022 to $1,084 in 2023, partially offset by a 2% increase in tons sold to outside customers. Average selling prices for our sheet, bar, structural, and plate mills decreased in 2023 as compared to 2022.

Outside sales tonnage for the steel products segment for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	% Change
Joist sales	510	671	-24%
Deck sales	401	515	-22%
Cold finished sales	428	467	-8%
Rebar fabrication sales	1,169	1,282	-9%
Piling products sales	433	443	-2%
Tubular products sales	949	950	-
Other steel products sales	596	687	-13%
Total steel products sales	4,486	5,015	-11%

Net sales for the steel products segment decreased 15% in 2023 from the prior year due to a 5% decrease in the average sales price per ton, from $3,003 in 2022 to $2,845 in 2023, as well as an 11% decrease in volumes.

Net sales for the raw materials segment decreased 18% in 2023 from the prior year, primarily due to decreased volumes and average sales prices at DJJ’s brokerage and scrap processing operations. In 2023, approximately 92% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 4% of outside sales were from the scrap processing operations of DJJ (91% and 3%, respectively, in 2022).

Gross Margins

In 2023, Nucor recorded gross margins of $7.81 billion (23%), which was a decrease from $12.50 billion (30%) in 2022:

•
The primary driver for the decrease in gross margins in 2023 as compared to 2022 was the decrease in metal margins in the steel mills, primarily due to lower metal margins per ton and decreases in average selling prices outpacing decreases in scrap costs.

The average scrap and scrap substitute cost per gross ton used decreased 14% from $492 in 2022 to $421 in 2023. Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices are stable as we begin 2024.

•
Pre-operating and start-up costs of new facilities increased to approximately $400 million in 2023 as compared to approximately $247 million in 2022. Pre-operating and start-up costs in 2023 primarily related to the plate mill built in Kentucky, the sheet mill being built in West Virginia, and the micro mill being built in North Carolina. Pre-operating and start-up costs in 2022 primarily related to the plate mill then being built in Kentucky, the sheet mill expansion in Kentucky, and the galvanizing line at our sheet mill in Arkansas. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.
•
Gross margins in the steel products segment decreased in 2023 as compared to 2022 primarily due to moderating prices and margin compression at our joist and deck facilities.
•
Gross margins in the raw materials segment decreased significantly in 2023 as compared to 2022 due to the decreased profitability of our scrap brokerage and recycling operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased from 2022 to 2023 due to the decreased profitability of the Company. In 2023, profit sharing costs consisted of $611.1 million, including the Company’s matching contribution, made to the Company’s Profit Sharing and Retirement Savings Plan for qualified employees ($994.2 million in 2022). Other employee bonus costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including achieving record earnings, and comparisons of Nucor’s financial performance to peers in the steel industry and other companies. Stock-based compensation included in marketing, administrative and other expenses decreased by 8% to $54.1 million in 2023 compared with $58.8 million in 2022 and includes expenses associated with vesting of stock awards granted in prior years.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $12.8 million in 2023 and $10.7 million in 2022. The increase in equity method investment earnings from 2022 to 2023 was primarily due to decreased losses at NJSM. In October 2023, Nucor purchased an additional 1% interest in NJSM, bringing our investment in NJSM to a 51% controlling interest. Beginning in the fourth quarter of 2023, Nucor has accounted for NJSM on a consolidated basis.

Losses and Impairments of Assets

During 2022, Nucor recorded a non-cash loss on assets of $96.0 million related to our leasehold interest in unproved oil and natural gas properties in the raw materials segment and an impairment charge of $5.8 million related to machinery and equipment in the steel products segment.

Interest Expense (Income)

Net interest expense (income) for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Interest expense	$245,954	$218,911
Interest income	(275,586)	(48,695)
Interest expense, net	$(29,632)	$170,216

Interest expense increased in 2023 compared to 2022 due to higher average interest rates on debt and an increase in average debt outstanding. Interest income increased in 2023 compared to 2022 due to an increase in average interest rates on investments and higher average investments.

Earnings Before Income Taxes and Noncontrolling Interests

The following table presents earnings before income taxes and noncontrolling interests by segment for the years ended December 31, 2023 and 2022 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Year Ended December 31,
	2023	2022
Steel mills	$3,712,470	$7,199,087
Steel products	3,443,950	4,093,105
Raw materials	253,506	496,823
Corporate/eliminations	(1,137,169)	(1,544,171)
Earnings before income taxes and noncontrolling interests	$6,272,757	$10,244,844

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, NYS, CSI and NJSM. Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The decrease in earnings attributable to noncontrolling interests in 2023 as compared to 2022 was due to the decreased earnings of NYS and CSI. Furthermore, the decrease in earnings attributable to noncontrolling interests is due to the losses of NJSM, for which results were consolidated beginning in the fourth quarter of 2023 following Nucor's purchase of an additional 1% interest in NJSM to bring the total investment to a 51% controlling interest.

Provision for Income Taxes

The Company’s effective tax rate in 2023 was 21.68% compared with 21.13% in 2022. The 2023 effective tax rate includes an increased impact, when compared to 2022, related to federal tax credits and the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The 2022 effective tax rate included a net tax benefit of $76.4 million (-0.75%) for state tax credits, and a net tax benefit of $88.0 million (-0.86%) related to a change in the valuation allowance of a state deferred tax asset.

The Internal Revenue Service (“IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017, 2021, and 2022 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Harris and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2022 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings and Return on Equity

Nucor reported net earnings of $4.52 billion, or $18.00 per diluted share, in 2023, compared to net earnings of $7.61 billion, or $28.79 per diluted share, in 2022. Net earnings attributable to Nucor stockholders as a percentage of net sales were 13.0% and 18.3% in 2023 and 2022, respectively. Return on average stockholders’ equity was 23.0% and 46.9% in 2023 and 2022, respectively.

Liquidity and Capital Resources

We believe our financial strength is a key strategic advantage, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard and Poor’s, a Baa1 long-term rating from Moody’s and an A- long-term rating from Fitch. Our credit ratings are dependent, however, on many factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Nucor’s cash and cash equivalents, short-term investments and restricted cash and cash equivalents position remained strong at $7.13 billion as of December 31, 2023, compared with $4.94 billion as of December 31, 2022. Approximately $1.05 billion and $1.04 billion of the cash and cash equivalents position as of December 31, 2023 and 2022, respectively, was held by our majority-owned joint ventures. Cash flows provided by operating activities provide us with a significant source of liquidity. When needed, we have external short-term financing sources available, including the issuance of commercial paper and borrowings under our bank credit facilities.

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

Selected Measures of Liquidity and Capital Resources

	(Dollars in thousands)
	December 31,
	2023	2022
Cash and cash equivalents	$6,383,298	$4,280,852
Short-term investments	747,479	576,946
Restricted cash and cash equivalents	3,494	80,368
Working capital	11,791,349	10,361,940
Current ratio	3.6	3.4

The current ratio, which is calculated by dividing current assets by current liabilities, was 3.6 at year-end 2023 compared with 3.4 at year-end 2022. The current ratio was impacted by higher cash and cash equivalents at December 31, 2023.

In 2023, total accounts receivable turned approximately every five weeks and inventories turned approximately every 11 weeks. These ratios compare with accounts receivable turnover of approximately every five weeks and inventory turnover of approximately every 10 weeks for 2022.

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

Capital Allocation Strategy

We believe that our conservative financial practices have served us well in the past and are serving us well today. Nucor’s financial strength allows for a consistent, balanced approach to capital allocation throughout the business cycle. Nucor’s highest capital allocation priority is to invest in our business for profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to return capital to our stockholders through cash dividends and share repurchases. We intend to return a minimum of 40% of our net earnings to our stockholders through dividends and share repurchases, while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. Nucor returned approximately $2.07 billion in capital to its stockholders in the form of base dividends and share repurchases in 2023.

Our cash flows for each period were as follows:

	(Dollars in thousands)
	December 31,
	2023	2022
Net cash provided by operating activities	$7,111,931	$10,072,054
Net cash used in investing activities	(2,496,431)	(5,702,709)
Net cash used in financing activities	(2,592,811)	(2,510,863)
Effect of exchange rate changes on cash	2,883	(5,920)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	$2,025,572	$1,852,562

Operating Activities

For 2023 compared to 2022, the $3.0 billion decrease in cash provided by operating activities was primarily driven by a decrease in net earnings and changes in operating assets and liabilities. Net earnings decreased $3.2 billion over the prior year, which included $101.8 million of non-cash losses and impairments of assets in 2022 (none in 2023). The changes in operating assets and liabilities resulted in a net inflow of $858.4 million and $692.7 million in 2023 and 2022, respectively. The changes in working capital were primarily due to a decrease in accounts receivable and increase in inventories from year-end 2022 to year-end 2023. Accounts receivable at the end of 2023 decreased from the prior year-end resulting in a cash inflow of $663.8 million due to a decrease in the sales volumes and price per ton compared to the same prior year period. From year-end 2022 to year-end 2023, inventories increased resulting in an outflow of $75.0 million due to a 10% increase in inventory tons. This compares to inventories at year-end 2022 decreasing from year-end 2021 and resulting in a $962.4 million cash inflow. Salaries, wages and related accruals decreased due to lower current year profit sharing accrual. The decrease in federal income taxes receivable is mainly a function of the timing of federal tax payments. Accounts payable increased due to the increases in inventory mentioned previously.

Investing Activities

Our business is capital intensive; therefore, cash used in investing activities primarily represents capital expenditures for the construction of new facilities, the expansion and upgrading of existing facilities and the acquisition of other companies. The $3.2 billion decrease in cash used in investing activities was primarily due to $70.8 million used in 2023 to fund acquisitions compared to $3.55 billion used to fund acquisitions in 2022, including, primarily the purchase of CHI in June 2022 and the purchase of a 51% controlling ownership in CSI in February 2022. Cash used for capital expenditures increased by $266.3 million to $2.2 billion in 2023 as compared to $1.95 billion in 2022. The increase in capital expenditures is primarily due to the plate mill in Kentucky, the sheet mill expansion in Indiana and the sheet mill under construction in West Virginia. Capital expenditures for 2024 are estimated to be approximately $3.5 billion as compared to actual expenditures of approximately $2.2 billion in 2023. The projects that we anticipate will have the largest capital expenditures in 2024 are the sheet mill expansion in Indiana, the sheet mill under construction in West Virginia, the rebar micro mill under construction in North Carolina and the construction of two manufacturing locations to expand NTS.

Financing Activities

The primary uses of cash were: (i) stock repurchases of $1.6 billion in 2023 as compared to $2.76 billion in 2022, a decrease of $1.2 billion; (ii) repayments of long-term debt of $10 million in 2023 as compared to $1.11 billion in 2022; and (iii) distributions to noncontrolling interests of $435.0 million in 2023 as compared to $332.3 million in 2022, an increase of $102.8 million. The primary source of cash offsetting these uses of cash was proceeds from long-term debt, net of discount to the public, of $2.09 billion in 2022 (none in 2023). In 2022, Nucor issued $500.0 million aggregate principal amount of the 2025 Notes, $500.0 million aggregate principal amount of the 2027 Notes, $550.0 million aggregate principal amount of the 2032 Notes and $550.0 million aggregate principal amount of the 2052 Notes. On April 25, 2022, Nucor redeemed all $500.0 million aggregate principal amount outstanding of the 2023 Notes. On August 15, 2022, Nucor redeemed all $600.0 million aggregate principal amount outstanding of the 2022 Notes.

Our $1.75 billion revolving credit facility is undrawn and has a maturity date of November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the undrawn revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2023, Nucor’s funded debt to total capital ratio was 24%, and Nucor was in compliance with all covenants under the credit facility.

Market Risk

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our utilization rates for the steel mills and steel products facilities for the fourth quarter of 2023 were 74% and 58%, respectively. A significant portion of our steel mills and steel products segments’ sales are into the commercial, industrial and municipal construction markets. Our largest single customer in 2023 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment and the prices we receive for our steel and steel products tend to be correlated with the prices we pay for these materials.

Nucor’s tax-exempt industrial development revenue bonds (“IDRBs”) have variable interest rates that are typically adjusted weekly. These IDRBs represented 20% of Nucor’s long-term debt outstanding at December 31, 2023. The remaining 80% of Nucor’s long-term debt is at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. From time to time, Nucor makes use of interest rate swaps to manage interest rate risk. As of December 31, 2023, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

Nucor also uses derivative financial instruments from time to time to partially manage its exposure to price risk related to purchases of natural gas used in the production process, as well as scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor uses forward foreign exchange contracts from time to time to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions. Nucor generally does not enter into derivative instruments for any purpose other than hedging the cash flows associated with specific volumes of commodities that will be purchased, processed or sold in future periods or hedging the exposures related to changes in the fair value of outstanding fixed-rate debt instruments and foreign currency transactions. Nucor recognizes all derivative instruments in the consolidated balance sheets at fair value.

The Company is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations.

Dividends

Nucor has increased its base cash dividend every year since it began paying dividends in 1973. Nucor paid aggregate dividends of $2.04 per share in 2023, compared with aggregate dividends of $2.00 per share in 2022. In December 2023, the Board of Directors increased the regular quarterly cash dividend on Nucor’s common stock to $0.54 per share. Nucor returned approximately $2.06 billion in capital to its stockholders in the form of base dividends and share repurchases in 2023. In February 2024, the Board of Directors declared Nucor’s 204th consecutive quarterly cash dividend of $0.54 per share payable on May 10, 2024 to stockholders of record as of March 28, 2024.

Contractual Obligations and Other Commercial Commitments

The following table sets forth our contractual obligations and other commercial commitments as of December 31, 2023 for the periods presented (in thousands):

	Payments Due By Period
Contractual Obligations	Total	2024	2025-2026	2027-2028	2029 and thereafter
Long-term debt	$6,737,725	$60,000	$1,071,500	$1,078,000	$4,528,225
Estimated interest on long-term debt (1)	3,782,754	265,449	475,190	407,985	2,634,130
Finance leases	266,677	23,466	42,562	39,952	160,697
Operating leases	142,263	32,987	45,406	28,272	35,598
Raw material purchase commitments (2)	3,632,400	1,232,322	1,103,586	847,428	449,064
Utility purchase commitments (2)	1,188,652	381,330	371,063	325,906	110,353
Other unconditional purchase obligations (3)	2,306,944	1,701,792	599,733	3,453	1,966
Other long-term obligations (4)	797,819	482,827	95,339	10,821	208,832
Total contractual obligations	$18,855,234	$4,180,173	$3,804,379	$2,741,817	$8,128,865

(1)
Interest is estimated using applicable rates at December 31, 2023 for Nucor’s outstanding fixed-rate and variable-rate debt.
(2)
Nucor enters into contracts for the purchase of scrap and scrap substitutes, iron ore, electricity, natural gas, and other raw materials and related services. These contracts include multi-year commitments and minimum annual purchase requirements and are valued at prices in effect on December 31, 2023, or according to the contract language. These contracts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such commitments will adversely affect our liquidity position.
(3)
Purchase obligations include commitments for capital expenditures on operating machinery and equipment.
(4)
Other long-term obligations include amounts associated with Nucor’s early-retiree medical benefits, management compensation and guarantees.

Note: In addition to the amounts shown in the table above, $188.3 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $37.4 million at December 31, 2023.

Outlook

We expect earnings in the first quarter of 2024 to increase compared to the fourth quarter of 2023. Profitability in the steel mills segment is expected to increase in the first quarter of 2024 as compared to the fourth quarter of 2023 due to higher average prices and volumes, particularly at our sheet mills.

Earnings in the steel products segment are expected to decrease in the first quarter of 2024 due to lower average selling prices.

We expect increased earnings in the raw materials segment in the first quarter of 2024, due to increased profitability at our DRI facilities and scrap processing and brokerage operations.

Capital deployment is expected to increase in 2024 with planned capital expenditures of approximately $3.5 billion, continued evaluation of acquisitions, and share repurchases expected to outpace 2023. As we have in the past, we intend to allocate capital to investments that advance our strategy to grow the core and expand beyond, with the goal of keeping Nucor in a position of strength well into the future.

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

Long-Lived Asset Impairments

We evaluate our property, plant and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be independently identified. Asset impairments are assessed whenever circumstances indicate that the carrying amounts of those productive assets could exceed their projected undiscounted cash flows. In developing estimated values for assets that we currently use in our operations, we utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. When it is determined that an impairment exists, the related assets are written down to estimated fair market value. Management determined that no long-lived asset impairment testing was required in 2023 and 2022.

Raw Materials Segment Asset Impairments

In the second quarter of 2021, Nucor decided that it would not develop a portion of its unproved oil and natural gas properties (“Portion A”) within the contractually specified time period related to Portion A. As a result of this decision, the Company forfeited its leasehold rights for Portion A. The Company recorded a charge of $42.0 million to write off the value of Portion A that is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2021. The decision not to develop Portion A was heavily influenced by the approaching deadline to commence development combined with Portion A’s expected near-term profitability not achieving management’s desired returns relative to the cost of development. A significant portion of the Company’s remaining leasehold interest in unproved oil and natural gas properties are held by production. In the fourth quarter of 2022, the Company's management determined that it was unlikely to develop the leasehold interest in unproved oil and gas properties. The carrying value of the remaining portions of unproved oil and natural gas properties of $96.0 million was written off and is included in losses and impairments of assets in the consolidated statement of earnings for the year ended at December 31, 2022.

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

Our fourth quarter 2023 annual goodwill impairment analysis did not result in an impairment charge. Management does not believe that future impairment of these reporting units is probable. However, the performance of certain businesses that comprise our reporting units requires continued improvement. An increase of approximately 50 basis points in the discount rate, a critical assumption in which a minor change can have a significant impact on the estimated fair value, would not result in an impairment charge. See Note 8 to the Company’s consolidated financial statements for further discussion of the results of the Company’s 2023 annual goodwill impairment analysis.

Nucor will continue to monitor operating results within all reporting units throughout 2024 in an effort to determine if events and circumstances require further interim impairment testing. Otherwise, all reporting units will again be subject to the required annual qualitative and/or quantitative impairment test during our fourth quarter of 2024. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill.

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

Nucor reviews its equity method investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. There were no triggering events that caused management to pursue additional testing of our equity method investments in 2023.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2023, approximately 20% of Nucor’s long-term debt was in industrial revenue bonds that have variable interest rates that are adjusted weekly. The remaining 80% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2023, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At December 31, 2023, accumulated other comprehensive loss, net of income taxes included $13.9 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at December 31, 2023, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$12,270	$30,670
Aluminum	6,818	17,079
Copper	2,871	7,190

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2023 and 2022 were insignificant.

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

Management assessed the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on its assessment, management concluded that Nucor’s internal control over financial reporting was effective as of December 31, 2023. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2023 as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Nucor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nucor Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments – Certain Reporting Units in the Steel Products Segment

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3,969 million as of December 31, 2023, and the goodwill associated with the Steel Products segment was $2,514 million. Goodwill is tested annually for impairment, on the first day of the fourth quarter, and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. The evaluation of impairment involves comparing the current estimated fair value of each reporting unit to the recorded value, including goodwill. For certain reporting units, it is necessary to perform a quantitative analysis. In these instances, a discounted cash flow model is used to determine the current estimated fair value of these reporting units. As disclosed by management, significant assumptions used to determine the fair value of each reporting unit include (i) expected cash flow for the five-year period following the testing date (including market share, sales volumes and prices, raw material costs and other costs to produce and estimated capital needs); (ii) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; (iii) a discount rate based on management’s best estimate of the after-tax weighted-average cost of capital; and (iv) a probability-weighted scenario approach by which varying cash flows are assigned to certain scenarios based on the likelihood of occurrence.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for certain reporting units in the Steel Products segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of certain reporting units in the Steel Products segment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales prices, raw material costs, and discount rate for a certain reporting unit in the Steel Products segment; sales prices, sales volumes, raw material costs, and discount rate for a certain reporting unit in the Steel Products segment; and sales prices, sales volumes, and raw material costs for a certain reporting unit in the Steel Products segment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of certain reporting units in the Steel Products segment. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of certain reporting units in the Steel Products segment; (ii) evaluating the appropriateness of the discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales prices, sales volumes, raw material costs, and discount rates for certain reporting units in the Steel Products segment. Evaluating management’s assumptions related to sales prices, sales volumes, and raw material costs involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the discount rate assumptions.

/s/ PricewaterhouseCoopers LLC

Charlotte, North Carolina

February 27, 2024

We have served as the Company’s auditor since 1989.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,383,298	$4,280,852
Short-term investments	747,479	576,946
Accounts receivable, net	2,953,311	3,591,030
Inventories, net	5,577,758	5,453,531
Other current assets	724,012	789,325
Total current assets	16,385,858	14,691,684
Property, plant and equipment, net	11,049,767	9,616,920
Restricted cash and cash equivalents	3,494	80,368
Goodwill	3,968,847	3,920,060
Other intangible assets, net	3,108,015	3,322,265
Other assets	824,518	847,913
Total assets	$35,340,499	$32,479,210
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$119,211	$49,081
Current portion of long-term debt and finance lease obligations	74,102	28,582
Accounts payable	2,020,289	1,649,523
Salaries, wages and related accruals	1,326,390	1,654,210
Accrued expenses and other current liabilities	1,054,517	948,348
Total current liabilities	4,594,509	4,329,744
Long-term debt and finance lease obligations due after one year	6,648,873	6,613,687
Deferred credits and other liabilities	1,973,363	1,965,873
Total liabilities	13,216,745	12,909,304
Commitments and contingencies
Equity
Nucor stockholders’ equity:
Common stock (800,000 shares authorized; 380,154 and 380,154 shares issued, respectively)	152,061	152,061
Additional paid-in capital	2,176,243	2,143,520
Retained earnings	28,762,045	24,754,873
Accumulated other comprehensive loss, net of income taxes	(162,072)	(137,517)
Treasury stock (135,252 and 126,661 shares, respectively)	(9,987,643)	(8,498,243)
Total Nucor stockholders’ equity	20,940,634	18,414,694
Noncontrolling interests	1,183,120	1,155,212
Total equity	22,123,754	19,569,906
Total liabilities and equity	$35,340,499	$32,479,210

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$34,713,501	$41,512,467	$36,483,939
Costs, expenses and other:
Cost of products sold	26,899,107	29,009,187	25,458,525
Marketing, administrative and other expenses	1,584,052	1,997,178	1,706,609
Equity in earnings of unconsolidated affiliates	(12,783)	(10,714)	(103,068)
Losses and impairments of assets	—	101,756	62,161
Interest (income) expense, net	(29,632)	170,216	158,854
	28,440,744	31,267,623	27,283,081
Earnings before income taxes and noncontrolling interests	6,272,757	10,244,844	9,200,858
Provision for income taxes	1,359,966	2,165,204	2,078,488
Net earnings before noncontrolling interests	4,912,791	8,079,640	7,122,370
Earnings attributable to noncontrolling interests	387,990	472,303	294,909
Net earnings attributable to Nucor stockholders	$4,524,801	$7,607,337	$6,827,461
Net earnings per share:
Basic	$18.05	$28.88	$23.23
Diluted	$18.00	$28.79	$23.16

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net earnings before noncontrolling interests	$4,912,791	$8,079,640	$7,122,370
Other comprehensive income (loss):
Net unrealized (loss) gain on hedging derivatives, net of income taxes of ($16,500), $24,300, and $5,000 for 2023, 2022 and 2021, respectively	(52,077)	76,542	15,112
Reclassification adjustment for gain (loss) on settlement of hedging derivatives included in net earnings, net of income taxes of $3,800, ($16,400), and ($3,100) for 2023, 2022 and 2021, respectively	12,077	(51,554)	(9,300)
Foreign currency translation (loss) gain, net of income taxes of $0 for 2023, 2022 and 2021	21,041	(55,348)	(4,041)
Adjustment to early retiree medical plan, net of income taxes of ($1,538), $1,997, and $659 for 2023, 2022 and 2021, respectively	(4,787)	6,328	1,875
Reclassification adjustment for (gain) loss on early retiree medical plan included in net earnings, net of income taxes of ($255), $671 and ($10) for 2023, 2022 and 2021, respectively	(809)	1,797	(67)
	(24,555)	(22,235)	3,579
Comprehensive income	4,888,236	8,057,405	7,125,949
Comprehensive income attributable to noncontrolling interests	387,990	472,303	294,909
Comprehensive income attributable to Nucor stockholders	$4,500,246	$7,585,102	$6,831,040

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

		Nucor Stockholders
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interests
BALANCES, December 31, 2020	$11,231,861	380,154	$152,061	$2,121,288	$11,343,852	$(118,861)	77,909	$(2,709,675)	$10,788,665	$443,196
Net earnings before noncontrolling interests in 2021	7,122,370	—	—	—	6,827,461	—	—	—	6,827,461	294,909
Other comprehensive income (loss)	3,579	—	—	—	—	3,579	—	—	3,579	—
Stock options exercised	145,255	—	—	38,434	—	—	(2,868)	106,821	145,255	—
Stock option expense	3,825	—	—	3,825	—	—	—	—	3,825	—
Issuance of stock under award plans, net of forfeitures	19,305	—	—	(24,539)	—	—	(1,101)	43,844	19,305	—
Amortization of unearned compensation	1,600	—	—	1,600	—	—	—	—	1,600	—
Treasury stock acquired and net impact of excise tax	(3,276,088)	—	—	—	—	—	33,802	(3,276,088)	(3,276,088)	—
Cash dividends declared ($1.715 per share)	(497,213)	—	—	—	(497,213)	—	—	—	(497,213)	—
Distributions to noncontrolling interests	(150,700)	—	—	—	—	—	—	—	—	(150,700)
BALANCES, December 31, 2021	$14,603,794	380,154	$152,061	$2,140,608	$17,674,100	$(115,282)	107,742	$(5,835,098)	$14,016,389	$587,405
Net earnings before noncontrolling interests in 2022	8,079,640	—	—	—	7,607,337	—	—	—	7,607,337	472,303
Other comprehensive income (loss)	(22,235)	—	—	—	—	(22,235)	—	—	(22,235)	—
Stock options exercised	22,852	—	—	(2,994)	—	—	(447)	25,846	22,852	—
Stock option expense	5,372	—	—	5,372	—	—	—	—	5,372	—
Issuance of stock under award plans, net of forfeitures	69,211	—	—	(4,366)	—	—	(1,206)	73,577	69,211	—
Amortization of unearned compensation	4,900	—	—	4,900	—	—	—	—	4,900	—
Treasury stock acquired and net impact of excise tax	(2,762,568)	—	—	—	—	—	20,572	(2,762,568)	(2,762,568)	—
Cash dividends declared ($2.01 per share)	(526,564)	—	—	—	(526,564)	—	—	—	(526,564)	—
Distributions to noncontrolling interests	(332,293)	—	—	—	—	—	—	—	—	(332,293)
Acquisition	427,797	—	—	—	—	—	—	—	—	427,797
BALANCES, December 31, 2022	$19,569,906	380,154	$152,061	$2,143,520	$24,754,873	$(137,517)	126,661	$(8,498,243)	$18,414,694	$1,155,212
Net earnings before noncontrolling interests in 2023	4,912,791	—	—	—	4,524,801	—	—	—	4,524,801	387,990
Other comprehensive income (loss)	(24,555)	—	—	—	—	(24,555)	—	—	(24,555)	—
Stock options exercised	11,731	—	—	(2,864)	—	—	(210)	14,595	11,731	—
Stock option expense	4,706	—	—	4,706	—	—	—	—	4,706	—
Issuance of stock under award plans, net of forfeitures	88,265	—	—	24,577	—	—	(951)	63,688	88,265	—
Amortization of unearned compensation	6,304	—	—	6,304	—	—	—	—	6,304	—
Treasury stock acquired and net impact of excise tax	(1,567,683)	—	—	—	—	—	9,752	(1,567,683)	(1,567,683)	—
Cash dividends declared ($2.07 per share)	(517,629)	—	—	—	(517,629)	—	—	—	(517,629)	—
Distributions to noncontrolling interests	(435,047)	—	—	—	—	—	—	—	—	(435,047)
Acquisition	74,965	—	—	—	—	—	—	—	—	74,965
BALANCES, December 31, 2023	$22,123,754	380,154	$152,061	$2,176,243	$28,762,045	$(162,072)	135,252	$(9,987,643)	$20,940,634	$1,183,120

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net earnings before noncontrolling interests	$4,912,791	$8,079,640	$7,122,370
Adjustments:
Depreciation	930,585	826,692	735,406
Amortization	237,730	234,942	129,157
Stock-based compensation	130,162	136,834	135,775
Deferred income taxes	21,419	(46,849)	11,665
Distributions from affiliates	33,621	57,071	200
Equity in earnings of unconsolidated affiliates	(12,783)	(10,714)	(103,068)
Losses and impairments of assets	—	101,756	62,161
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	663,825	501,225	(1,392,084)
Inventories	(75,042)	962,424	(2,307,336)
Accounts payable	361,146	(496,234)	383,428
Federal income taxes	188,344	(337,359)	313,679
Salaries, wages and related accruals	(290,859)	155,005	997,034
Other operating activities	10,992	(92,379)	142,389
Cash provided by operating activities	7,111,931	10,072,054	6,230,776
Investing activities:
Capital expenditures	(2,214,157)	(1,947,897)	(1,621,989)
Investment in and advances to affiliates	(35,137)	(258)	(237)
Sale of business	—	99,681	—
Disposition of plant and equipment	14,907	32,277	19,401
Acquisitions (net of cash acquired)	(70,824)	(3,553,191)	(1,426,424)
Purchases of investments	(1,471,528)	(913,898)	(493,889)
Proceeds from the sale of investments	1,317,308	590,173	648,887
Other investing activities	(37,000)	(9,596)	399
Cash used in investing activities	(2,496,431)	(5,702,709)	(2,873,852)
Financing activities:
Net change in short-term debt	(24,870)	(58,642)	49,817
Proceeds from issuance of long-term debt, net of discount	—	2,091,934	196,990
Repayment of long-term debt	(10,000)	(1,111,000)	—
Bond issuance costs	—	(13,138)	—
Proceeds from exercise of stock options	11,731	22,852	145,255
Payment of tax withholdings on certain stock-based compensation	(49,318)	(64,079)	(73,260)
Distributions to noncontrolling interests	(435,047)	(332,293)	(150,700)
Cash dividends	(514,534)	(533,589)	(483,469)
Acquisition of treasury stock	(1,553,933)	(2,762,568)	(3,276,088)
Proceeds from government incentives	—	275,000	—
Other financing activities	(16,840)	(25,340)	(11,424)
Cash used in financing activities	(2,592,811)	(2,510,863)	(3,602,879)
Effect of exchange rate changes on cash	2,883	(5,920)	(316)
Increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,025,572	1,852,562	(246,271)
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	4,361,220	2,508,658	2,754,929
Cash and cash equivalents and restricted cash and cash equivalents - end of year	$6,386,792	$4,361,220	$2,508,658
Non-cash investing activity:
Change in accrued plant and equipment purchases	$1,053	$4,568	$78,375

See notes to consolidated financial statements.

NUCOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

1. Nature of Operations and Basis of Presentation

Nature of Operations

Nucor is principally a manufacturer of steel and steel products, as well as a scrap broker and processor, with operating facilities and customers primarily located in North America.

Principles of Consolidation

The consolidated financial statements include Nucor and its controlled subsidiaries, including Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”), of which Nucor owns 51%; California Steel Industries, Inc. (“CSI”), of which Nucor owns 51%; and Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"), of which Nucor owns 51%. All intercompany transactions are eliminated.

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

Distributions are made to the noncontrolling interest partner in NJSM in accordance with the joint venture agreement.

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

Each of the Company’s equity method investments is subject to a review for impairment if, and when, circumstances indicate that a decline in fair value below its carrying amount may have occurred. Examples of such circumstances include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee; missed financial projections; a significant adverse change in the regulatory, tax, economic or technological environment of the investee; a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; and recurring negative cash flows from operations. If management considers the decline to be other than temporary, the Company would write down the related investment to its estimated fair market value.

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

Recent Accounting Pronouncements

In November 2023, new accounting guidance was issued that updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This new guidance also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The new guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The new guidance is required to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This new guidance will likely result in additional required disclosures when adopted. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

In December 2023, new accounting guidance was issued related to income tax disclosures. The new guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new guidance is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This new guidance will likely result in additional required disclosures when adopted. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

3. Short-term Investments

Nucor held $747.5 million of short-term investments as of December 31, 2023 ($576.9 million as of December 31, 2022). The investments held as of December 31, 2023 and December 31, 2022 consisted mainly of several certificates of deposit (“CD’s”), commercial paper and corporate bonds, which were classified as available-for-sale. Interest income on the CD’s and corporate bonds was recorded as earned.

No realized or unrealized gains or losses were incurred in 2023, 2022 or 2021.

4. Accounts Receivable

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of the allowance for doubtful accounts of $127.2 million at December 31, 2023 ($200.2 million at December 31, 2022 and $95.4 million at December 31, 2021).

5. Inventories

Inventories consisted of approximately 37% raw materials and supplies and 63% finished and semi-finished products at December 31, 2023 and December 31, 2022. Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

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

Supplemental statement of earnings information related to our leases is as follows (in thousands):

		Year Ended December 31,
	Statement of Earnings Classification	2023	2022	2021
Operating lease cost	Cost of products sold	$26,750	$23,666	$21,503
Operating lease cost	Marketing, administrative and other expenses	3,199	3,239	2,989
Total operating lease cost		$29,949	$26,905	$24,492
Finance lease cost:
Amortization of leased assets	Cost of products sold	$19,171	$19,113	$13,513
Interest on lease liabilities	Interest expense, net	11,964	12,229	10,670
Total finance lease cost		$31,135	$31,342	$24,183
Total lease cost		$61,084	$58,247	$48,675

Supplemental cash flow information related to our leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$30,230	$26,518	$27,310
Operating cash flows from finance leases	$11,964	$12,229	$10,670
Financing cash flows from finance leases	$16,840	$16,008	$11,425
Non-cash investing and financing activities:
Additions to right-of-use assets obtained from
Operating lease liabilities	$26,955	$33,924	$19,711
Finance lease liabilities	$16,473	$27,030	$99,535

Supplemental balance sheet information related to our leases is as follows (in thousands):

		December 31,
	Balance Sheet Classification	2023	2022
Assets:
Operating lease	Other assets	$102,878	$101,499
Finance lease	Property, plant and equipment, net	166,780	169,076
Total leased		$269,658	$270,575
Liabilities:
Current operating	Accrued expenses and other current liabilities	$25,405	$23,621
Current finance	Current portion of long-term debt and finance lease obligations	14,102	18,582
Non-current operating	Deferred credits and other liabilities	81,673	81,455
Non-current finance	Long-term debt and finance lease obligations due after one year	174,787	169,804
Total leased		$295,967	$293,462

Weighted-average remaining lease term and discount rate for our leases are as follows:

December 31, 2023
Weighted-average remaining lease term - operating leases	7.7 Years
Weighted-average remaining lease term - finance leases	14.3 Years
Weighted-average discount rate - operating leases	4.0%
Weighted-average discount rate - finance leases	11.7%

The reason for the substantial weighted-average discount rate – finance leases, of 11.7%, is due to Nucor’s past accounting for the respective finance leases under the former accounting guidance for capital leases. Pursuant to the former lease accounting guidance, the recognition of a capital lease asset and associated capital lease liability could not exceed the fair market value of the leased asset at the lease commencement. Accordingly, the incremental borrowing rate was adjusted upward so that the present value of the minimum lease payments would equal the fair value of the asset.

Maturities of lease liabilities by year for our leases were as follows as of December 31, 2023 (in thousands):

	Operating Leases	Finance Leases
Maturities of lease liabilities, year ending December 31,
2024	$29,014	$24,890
2025	22,032	22,391
2026	18,240	20,456
2027	13,569	19,860
2028	11,334	20,059
Thereafter	33,717	160,729
Total lease payments	$127,906	$268,385
Less imputed interest	(20,828)	(79,496)
Present value of lease liabilities	$107,078	$188,889

7. Property, Plant and Equipment

Property, Plant and Equipment is carried at historical cost, net of accumulated depreciation. Net Property, Plant and Equipment by major asset class consisted of the following at December 31, 2023 (in thousands):

	December 31,
	2023	2022
Land and improvements, net	$1,183,173	$905,598
Buildings and improvements	2,550,959	2,230,672
Machinery and equipment	16,328,126	15,125,653
Proved oil and gas properties	558,703	558,486
Leasehold interest in unproved oil and gas properties	96,000	96,000
Construction in process and equipment deposits	2,121,788	1,815,638
	22,838,749	20,732,047
Less accumulated depreciation	(11,788,982)	(11,115,127)
	$11,049,767	$9,616,920

The estimated useful lives primarily range from five to 25 years for land improvements, four to 40 years for buildings and improvements and two to 15 years for machinery and equipment. The useful life for proved oil and gas properties is based on the unit-of-production method and varies by well.

Raw Materials Segment Asset Impairments

In the second quarter of 2021, Nucor decided that it would not develop a portion of its unproved oil and natural gas properties (“Portion A”) within the contractually specified time period related to Portion A. As a result of this decision, the Company forfeited its leasehold rights for Portion A. The Company recorded a charge of $42.0 million to write off the value of Portion A that is included in losses and impairments of assets in the consolidated statement of earnings for the year ended December 31, 2021. The decision not to develop Portion A was heavily influenced by the approaching deadline to commence development combined with Portion A’s expected near-term profitability not achieving management’s desired returns relative to the cost of development. A significant portion of the Company’s remaining leasehold interest in unproved oil and natural gas properties are held by production. The carrying value of the remaining portions of unproved oil and natural gas properties was $96.0 million at December 31, 2021.

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

Financial Assistance Related to Sheet Mill in West Virginia

Nucor received $275.0 million of financial assistance in 2022 from the West Virginia Department of Economic Development in connection with Nucor’s planned construction of Nucor Steel West Virginia (NSWV), a sheet mill in Mason County, West Virginia. Nucor will earn the financial assistance if, by the Completion Date (defined in the agreement as on or before December 31, 2026), Nucor meets certain capital investment, full-time jobs creation and total annual payroll criteria. Nucor believes that it is probable we will meet these conditions. Nucor spent $179.7 million in 2022 and $95.3 million in 2023 in qualifying expenditures for the construction of NSWV, and that amount is included as a contra-asset in construction in process and equipment deposits that are a part of property, plant and equipment, net on the consolidated balance sheet at December 31, 2023. When the NSWV assets are placed into service, the effect of depreciating the assets constructed with the financial assistance will decrease depreciation expense in the statement of earnings.

8. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the years ended December 31, 2023 and 2022 by segment is as follows:

	(in thousands)
	Steel	Steel	Raw
	Mills	Products	Materials	Total
Balance, December 31, 2021	$613,175	$1,439,874	$774,295	$2,827,344
Acquisitions	62,011	1,087,906	—	1,149,917
Divestitures	—	—	(39,466)	(39,466)
Translation	—	(17,735)	—	(17,735)
Balance, December 31, 2022	675,186	2,510,045	734,829	3,920,060
Acquisitions	—	(2,120)	44,660	42,540
Translation	—	6,247	—	6,247
Balance, December 31, 2023	$675,186	$2,514,172	$779,489	$3,968,847

The majority of goodwill is not tax deductible.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and are comprised of the following:

	(in thousands)
	December 31, 2023		December 31, 2022
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$4,190,156	$1,295,778	$4,174,724	$1,087,834
Trademarks and trade names	372,153	168,363	364,106	142,363
Other	109,747	99,900	109,746	96,114
	$4,672,056	$1,564,041	$4,648,576	$1,326,311

Intangible asset amortization expense was $237.7 million in 2023 ($234.9 million in 2022 and $129.2 million in 2021). Annual amortization expense is estimated to be $235.1 million in 2024, $234.1 million in 2025, $231.1 million in 2026, $227.9 million in 2027 and $204.6 million in 2028.

The Company completed its annual goodwill impairment testing as of the first day of the fourth quarter for each of 2023, 2022 and 2021 and concluded that as of each such date there was no impairment of goodwill for any of its reporting units.

There are no significant historical accumulated impairment charges, by segment or in the aggregate, related to goodwill.

9. Equity Investments

The carrying value of our equity investments in domestic and foreign companies was $479.5 million at December 31, 2023 ($562.3 million at December 31, 2022), and is recorded in other assets in the consolidated balance sheets.

NuMit

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 32 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for its investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of NuMit. Nucor’s investment in NuMit was $431.9 million at December 31, 2023 ($423.9 million at December 31, 2022). Nucor received distributions of $32.9 million, $55.6 million, and $0.2 million from NuMit during 2023, 2022 and 2021, respectively.

Nucor-JFE Steel Mexico

Nucor previously owned a 50% economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”), a 50-50 joint venture with JFE Steel Corporation (“JFE”) of Japan. In October 2023, Nucor purchased an additional 1% interest in NJSM to bring the total investment to a 51% controlling interest. Beginning in the fourth quarter of 2023, Nucor has accounted for NJSM on a consolidated basis. See Note 25 for purchase price allocation information related to the step acquisition. Nucor’s investment in NJSM was $91.8 million at December 31, 2022.

All Equity Investments

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. There were no triggering events that caused management to pursue additional testing of our equity method investments in 2023.

10. Current Liabilities

Book overdrafts, included in accounts payable in the consolidated balance sheets, were $159.0 million at December 31, 2023 ($163.6 million at December 31, 2022). Dividends payable, included in accrued expenses and other current liabilities in the consolidated balance sheets, were $133.6 million at December 31, 2023 ($130.5 million at December 31, 2022).

11. Debt and Other Financing Arrangements

	December 31,
(in thousands)	2023	2022
Industrial revenue bonds due from 2025 to 2061 (1)	$1,349,230	$1,349,230
NJSM notes due from 2024 to 2026 (2)	80,000	—
Notes, 2.000%, due 2025	500,000	500,000
Notes, 3.950%, due 2025	500,000	500,000
Notes, 4.300%, due 2027	500,000	500,000
Term notes, 2.950%, due 2027 (3)	58,040	67,866
Notes, 3.950%, due 2028	500,000	500,000
Notes, 2.700%, due 2030	500,000	500,000
Notes, 3.125%, due 2032	550,000	550,000
Notes, 6.400%, due 2037	543,331	543,331
Notes, 5.200%, due 2043	338,133	338,133
Notes, 4.400%, due 2048	329,219	329,219
Notes, 3.850%, due 2052	550,000	550,000
Notes, 2.979%, due 2055	439,312	439,312
Finance lease obligations	188,889	188,386
Total long-term debt and finance lease obligations	6,926,154	6,855,477
Less premium on debt exchange	171,162	169,737
Less debt issuance costs	32,017	43,471
Total amounts outstanding	6,722,975	6,642,269
Less current maturities of long-term debt (2) (3)	60,000	10,000
Less current portion of finance lease obligations	14,102	18,582
Total long-term debt and finance lease obligations due after one year	$6,648,873	$6,613,687

(1)
The industrial revenue bonds had variable rates ranging from 4.20% to 5.10% at December 31, 2023 and 3.65% to 4.28% at December 31, 2022.
(2)
The NJSM notes relate to borrowings of NJSM under its General Financing Agreement and Promissory Note (the “NJSM Facility”). The maximum amount NJSM could borrow under the NJSM facility was $80.0 million at December 31, 2023. The NJSM facility is uncommitted. Borrowings under the NJSM facility had variable rates ranging from 2.46% to 6.78% at December 31, 2023.
(3)
The term notes were assumed in conjunction with the acquisition of 51% ownership of CSI on February 1, 2022. The original principal amount of the notes was $101.0 million, with a fixed rate of 2.95% until September 30, 2026 when they will convert to a floating rate. Payments of $2.5 million are due quarterly along with accrued interest. The term notes mature on March 31, 2027. (See Note 25.)

Annual aggregate long-term debt maturities are: $60.0 million in 2024, $1.01 billion in 2025, $61.5 million in 2026, $528.0 million in 2027, $549.5 million in 2028 and $4.53 billion thereafter.

Nucor's $1.75 billion revolving credit facility remains undrawn and has a maturity date of November 5, 2026. Costs associated with the amendment were immaterial. The unsecured revolving credit facility provides up to $1.75 billion in revolving loans and allows up to $500.0 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. Up to $100.0 million of the credit facility is available for the issuance of letters of credit and up to $500.0 million is available for the issuance of revolving loans for Nucor subsidiaries in accordance with the terms set forth in the credit agreement. The credit facility provides for a pricing grid based upon the credit rating of Nucor’s senior unsecured long-term debt and, alternatively, interest rates quoted by lenders in connection with competitive bidding. The credit facility includes customary financial and other covenants, including a limit on the ratio of funded debt to total capital of 60%, a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2023, Nucor’s funded debt to total capital ratio was 24%, and Nucor was in compliance with all covenants under the credit facility. No borrowings were outstanding under the credit facility as of December 31, 2023 and 2022.

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

Harris Steel has credit facilities totaling approximately $18.7 million, with no outstanding borrowings at December 31, 2023 and 2022.

The business of Nucor Trading S.A. is financed by uncommitted trade credit arrangements with a number of European banking institutions. As of December 31, 2023, Nucor Trading S.A. had outstanding borrowings of $24.2 million ($49.1 million as of December 31, 2022). NJSM maintains an uncommitted trade credit agreement with three banking institutions. As of December 31, 2023, NJSM had outstanding borrowings of $95.0 million under the trade credit agreement. Nucor Trading S.A. and NJSM's credit arrangements are presented in short-term debt in the consolidated balance sheet .

Letters of credit totaling $57.7 million were outstanding as of December 31, 2023 ($43.5 million as of December 31, 2022), related to certain obligations, including workers’ compensation, utilities deposits and credit arrangements by Nucor Trading S.A. for commitments to purchase inventories.

12. Capital Stock

The par value of Nucor’s common stock is $0.40 per share and there are 800 million shares authorized. In addition, 250,000 shares of preferred stock, par value $4.00 per share, are authorized, with preferences, rights and restrictions as may be fixed by the Board of Directors. There are no shares of preferred stock issued or outstanding.

Dividends declared per share were $2.070 in 2023 ($2.010 in 2022 and $1.715 per share in 2021).

The Company repurchased approximately $1.55 billion of its common stock in 2023 (approximately $2.76 billion in 2022 and $3.28 billion in 2021).

On May 11, 2023, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. At December 31, 2023, the Company had approximately $3.32 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Derivative Financial Instruments

The following tables summarize information regarding Nucor’s derivative financial instruments (in thousands):

		Fair Value at
		December 31,
Fair Value of Derivative Financial Instruments	Consolidated Balance Sheet Location	2023	2022
Asset derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$—	$17,200
Commodity contracts	Other assets	—	17,200
Total asset derivatives		$—	$34,400

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(14,700)	$—
Commodity contracts	Deferred credits and other liabilities	(3,600)	—

Total liability derivatives designated as hedging instruments		(18,300)	—
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	(4,382)	(501)
Foreign exchange contracts	Accrued expenses and other current liabilities	(529)	(869)
Total liability derivatives not designated as hedging instruments		(4,911)	(1,370)
Total liability derivatives		$(23,211)	$(1,370)

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments for the Year Ended December 31, (in thousands)

					Amount of Gain or
					(Loss), Net of Tax,
		Amount of Gain or (Loss),			Reclassified from			Amount of Gain or (Loss),
	Statement of	Net of Tax, Recognized			Accumulated OCI into			Net of Tax, Recognized
Derivatives in Cash Flow	Earnings	in OCI on Derivatives			Earnings on Derivatives			in Earnings on Derivatives
Hedging Relationships	Location	(Effective Portion)			(Effective Portion)			(Ineffective Portion)
		2023	2022	2021	2023	2022	2021	2023	2022	2021
Commodity contracts	Cost of products sold	$(52,077)	$76,542	$15,112	$(12,077)	$51,554	$9,300	$—	$—	$—

Derivatives Not Designated as Hedging Instruments for the Year Ended December 31, (in thousands)

		Amount of Gain or (Loss)
Derivatives Not Designated	Statement of Earnings	Recognized in Earnings on
as Hedging Instruments	Location	Derivatives
		2023	2022	2021
Commodity contracts	Cost of products sold	$3,300	$3,311	$(27,777)
Foreign exchange contracts	Cost of products sold	(856)	11,641	8,114
Total		$2,444	$14,952	$(19,663)

At December 31, 2023, natural gas swaps covering approximately 44.0 million MMBTUs (extending through December 2026) were outstanding.

14. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and liabilities that are measured at fair value. Nucor does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		(in thousands)
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Amount in	Identical	Observable	Unobservable
	Consolidated	Assets	Inputs	Inputs
Description	Balance Sheets	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2023
Assets:
Cash equivalents	$5,724,549	$5,724,549	$—	$—
Short-term investments	747,479	747,479	—	—
Derivative contracts	—	—	—	—
Restricted cash and cash equivalents	3,494	3,494	—	—
Other assets	47,020	4,245	—	42,775
Total assets	$6,522,542	$6,479,767	$—	$42,775
Liabilities:
Derivative contracts	$(23,211)	$—	$(23,211)	$—
As of December 31, 2022
Assets:
Cash equivalents	$3,182,631	$3,182,631	$—	$—
Short-term investments	576,946	576,946	—	—
Derivative contracts	34,400	—	34,400	—
Restricted cash and cash equivalents	80,368	80,368	—	—
Total assets	$3,874,345	$3,839,945	$34,400	$—
Liabilities:
Derivative contracts	$(1,370)	$—	$(1,370)	$—

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents and an investment in a publicly traded nuclear power equipment manufacturer are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. Fair value measurements of Nucor's investments in privately held companies, most of which is in a nuclear fusion technology company, are classified under Level 3 because such measurements are based on unobservable inputs that indicate a change in fair value, including the transaction price in the event of a change in ownership of the investee (e.g. the sale of other investors' interest in the company) or the transaction price in the event of additional equity issuances of the investee. There were no transfers between levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.22 billion at December 31, 2023 (approximately $5.93 billion at December 31, 2022). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at December 31, 2023 and 2022, or similar debt with the same maturities, ratings and interest rates.

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

16. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved an amendment and restatement of the Omnibus Plan on May 14, 2020. The Company also amended the Omnibus Plan on September 14, 2023. The Omnibus Plan, as amended and restated, permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19.0 million shares of the Company’s common stock. As of December 31, 2023, 4.3 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of December 31, 2023, 0.1 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans is as follows (shares in thousands):

	Year Ended December 31,
	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Number of shares under stock options:
Outstanding at beginning of year	837	$66.76	1,186	$55.58	3,916	$50.03
Granted	91	$133.03	98	$130.71	138	$110.74
Exercised	(210)	$55.85	(447)	$51.14	(2,868)	$50.65
Canceled	—	$—	—	$—	—	$—
Outstanding at end of year	718	$78.33	837	$66.76	1,186	$55.58
Stock options exercisable at end of year	433	$48.33	313	$59.60	523	$54.71

The total intrinsic value of stock options (the amount by which the stock price exceeded the exercise price of the stock option on the date of exercise) that were exercised during 2023 was $24.5 million ($32.2 million in 2022 and $67.8 million in 2021).

The following table summarizes information about stock options outstanding at December 31, 2023 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining Contractual	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$40.00 - $60.00	379	6.3 years	$43.06	379	$43.06
$60.01 - $75.00	33	4.4 years	$65.80	33	$65.80
$75.01 - $100.00	—	0.0 years	$—	—	$—
$100.01 - $120.00	122	7.4 years	$110.74	15	$110.74
$120.01 - $133.03	184	8.9 years	$131.86	6	$130.71

$40.00 - $133.03	718	7.1 years	$78.33	433	$48.33

As of December 31, 2023, the total aggregate intrinsic value of stock options outstanding and stock options exercisable was $68.7 million and $54.5 million, respectively.

The grant date fair value of stock options granted was $49.62 per share in 2023 ($45.27 per share in 2022 and $32.30 per share in 2021). The fair value was estimated using the Black-Scholes options pricing model with the following assumptions:

	2023	2022	2021
Exercise price	$133.03	$130.71	$110.74
Expected dividend yield	1.53%	1.53%	1.46%
Expected stock price volatility	37.55%	35.77%	32.86%
Risk-free interest rate	3.66%	2.98%	1.28%
Expected life (years)	6.5	6.5	6.5

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $4.7 million in 2023 ($5.4 million in 2022 and $3.8 million in 2021). As of December 31, 2023, unrecognized compensation expense related to stock options was $2.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2023		2022		2021
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units:
Unvested at beginning of year	1,003	$98.66	1,167	$60.45	1,830	$47.33
Granted	831	$133.03	774	$130.71	397	$110.74
Vested	(873)	$102.79	(916)	$77.21	(997)	$57.09
Canceled	(14)	$106.76	(22)	$93.73	(63)	$49.54
Unvested at end of year	947	$124.89	1,003	$98.66	1,167	$60.45

Compensation expense for RSUs was $88.1 million in 2023 ($80.4 million in 2022 and $52.1 million in 2021). The total fair value of shares vested during 2023 was $120.7 million ($120.0 million in 2022 and $109.5 million in 2021). As of December 31, 2023, unrecognized compensation expense related to unvested RSUs was $83.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP is as follows (shares in thousands):

	Year Ended December 31,
	2023		2022		2021
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	209	$108.55	107	$57.17	127	$49.94
Granted	414	$171.38	465	$128.62	262	$65.61
Vested	(406)	$152.68	(356)	$119.29	(273)	$62.17
Canceled	(7)	$154.05	(7)	$113.86	(9)	$48.75
Unvested at end of year	210	$145.55	209	$108.55	107	$57.17

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $37.8 million in 2023 ($51.0 million in 2022 and $79.9 million in 2021). The total fair value of shares vested during 2023 was $68.8 million ($45.9 million in 2022 and $19.6 million in 2021). As of December 31, 2023, unrecognized compensation expense related to unvested restricted stock awards was $7.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.
17. Employee Benefit Plans

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $611.1 million in 2023 ($994.2 million in 2022 and $869.9 million in 2021). The related liability for these benefits is included in salaries, wages and related accruals in the consolidated balance sheets.

Nucor also has a medical plan covering certain eligible early retirees. The unfunded obligation, included in deferred credits and other liabilities in the consolidated balance sheets, totaled $33.2 million at December 31, 2023 ($25.6 million at December 31, 2022). The expense associated with this early retiree medical plan totaled $0.3 million in 2023 ($2.3 million in 2022 and $1.8 million in 2021). The discount rate used by Nucor in determining its benefit obligation was 5.01% in 2023 (5.24% in 2022 and 2.81% in 2021). The health care cost increase trend rate used was 6.8% in 2023 (6.3% in 2022 and 5.3% in 2021). The health care cost increase trend rate is projected to decline gradually to 4.0% by 2049.

18. Interest (Income) Expense

The components of net interest (income) expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense	$245,954	$218,911	$163,121
Interest income	(275,586)	(48,695)	(4,267)
Interest expense, net	$(29,632)	$170,216	$158,854

Interest paid was $257.1 million in 2023 ($229.5 million in 2022 and $170.7 million in 2021).

19. Income Taxes

Components of earnings before income taxes and noncontrolling interests are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$6,203,409	$10,212,850	$9,076,921
Foreign	69,348	31,994	123,937
	$6,272,757	$10,244,844	$9,200,858

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$1,127,369	$1,894,848	$1,753,376
State	194,186	304,323	293,752
Foreign	16,992	12,882	19,695
Total current	1,338,547	2,212,053	2,066,823
Deferred:
Federal	20,621	77,961	10,916
State	(18,738)	(120,440)	(3,042)
Foreign	19,536	(4,370)	3,791
Total deferred	21,419	(46,849)	11,665
Total provision for income taxes	$1,359,966	$2,165,204	$2,078,488

A reconciliation of the federal statutory tax rate (21%) to the total provision is as follows:

	Year Ended December 31,
	2023	2022	2021
Taxes computed at statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	2.14%	1.41%	2.49%
Federal research credit	-0.51%	-0.10%	-0.07%
Equity in losses of foreign joint venture	0.17%	0.11%	—
Foreign rate differential	0.10%	—	-0.03%
Noncontrolling interests	-1.27%	-0.85%	-0.67%
Other, net	0.05%	-0.44%	-0.13%
Provision for income taxes	21.68%	21.13%	22.59%

For the year ended December 31, 2023, the effective tax rate on continuing operations was 21.68% compared to 21.13% for the year ended December 31, 2022.

The 2023 effective tax rate includes an increased impact, when compared to 2022, from the Federal research credit and Noncontrolling interests lines. The 2022 effective tax rate included a net tax benefit of $76.4 million (-0.75%) for state tax credits, and a net tax benefit of $88.0 million (-0.86%) related to a change in the valuation allowance of a state deferred tax asset. Both items are included in the State income taxes, net of federal income tax benefit line.

Deferred tax assets and liabilities resulted from the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued liabilities and reserves	$252,794	$236,132
Allowance for doubtful accounts	39,102	55,160
Inventory	141,460	143,384
Research and development expenditures	133,935	42,109
Post-retirement benefits	8,571	7,997
Hedges	5,146	—
Net operating loss carryforward	93,794	30,295
Tax credit carryforwards	215,630	162,498
Other deferred tax assets	12,016	10,894
Valuation allowance	(210,084)	(77,510)
Total deferred tax assets	692,364	610,959
Deferred tax liabilities:
Holdbacks and amounts not due under contracts	(15,714)	(16,016)
Hedges	—	(7,426)
Intangibles	(706,174)	(724,450)
Property, plant and equipment	(1,170,080)	(1,050,579)
Other deferred tax liabilities	(48,579)	(51,726)
Book/Tax differences on debt modifications	(43,869)	(45,458)
Total deferred tax liabilities	(1,984,416)	(1,895,655)
Total net deferred tax liabilities	$(1,292,052)	$(1,284,696)

Non-current deferred tax assets included in other assets in the consolidated balance sheets were $40.7 million at December 31, 2023 ($19.3 million at December 31, 2022). Non-current deferred tax liabilities included in deferred credits and other liabilities in the consolidated balance sheets were $1.33 billion at December 31, 2023 ( $1.30 billion at December 31, 2022). Current federal and state income taxes receivable included in other current assets in the consolidated balance sheets were $346.1 million at December 31, 2023 ($564.7 million at December 31, 2022). Nucor paid $1.06 billion in net federal, state and foreign income taxes in 2023 ($2.63 billion and $1.68 billion in 2022 and 2021, respectively).

Nucor has not recognized deferred tax liabilities on its investment in foreign subsidiaries with undistributed earnings that satisfy the permanent reinvestment requirements (the deferred tax liabilities on the investments not permanently reinvested are immaterial). While Nucor considers future earnings to be permanently reinvested, it is expected that potential future distributions will likely be nontaxable. If this assertion of permanent reinvestment were to change, there may be deferred tax liabilities related to the withholding tax impacts on the actual distribution of certain cumulative undistributed foreign earnings, but the Company believes this amount to be immaterial.

State NOL carryforwards were $185.1 million at December 31, 2023 ($285.4 million at December 31, 2022). If unused, they will expire between 2024 and 2043. Foreign NOL carryforwards were $325.6 million at December 31, 2023 ($79.4 million at December 31, 2022). If unused, the foreign NOL carryforwards will expire between 2026 and 2042.

At December 31, 2023, Nucor had approximately $188.3 million of unrecognized tax benefits, of which $187.6 million would affect Nucor's effective tax rate, if recognized. At December 31, 2022, Nucor had approximately $141.7 million of unrecognized tax benefits, of which $141.1 million would affect Nucor's effective tax rate, if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits recorded in deferred credits and other liabilities in the consolidated balance sheets is as follows (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of year	$141,692	$95,136	$47,965
Additions based on tax positions related to current year	44,113	54,438	52,853
Reductions based on tax positions related to current year	—	—	—
Additions based on tax positions related to prior years	9,886	13,473	2,405
Reductions based on tax positions related to prior years	(496)	(9,275)	(3,060)
Reductions due to settlements with taxing authorities	—	—	—
Reductions due to statute of limitations lapse	(6,941)	(12,080)	(5,027)
Balance at end of year	$188,254	$141,692	$95,136

We estimate that in the next 12 months, our gross uncertain tax positions, exclusive of interest, could decrease by as much as $5.6 million, as a result of the expiration of the applicable statute of limitations.

During 2023, Nucor recognized $10.4 million of expense in interest and penalties ($9.4 million of expense in 2022 and $5.5 million of expense in 2021). The interest and penalties are included in interest expense, net and marketing, administrative and other expenses, respectively, in the consolidated statements of earnings. As of December 31, 2023, Nucor had approximately $37.4 million of accrued interest and penalties related to uncertain tax positions (approximately $26.9 million at December 31, 2022). The accrued interest and penalties are included in accrued expenses and other current liabilities and deferred credits and other liabilities, respectively, in the consolidated balance sheets.

The IRS is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017, 2021, and 2022 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Harris and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2022 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

20. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component (in thousands):

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2022	$26,100	$(180,216)	$16,599	$(137,517)
Other comprehensive income (loss) before reclassifications	(52,077)	21,041	(4,787)	(35,823)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	12,077	—	(809)	11,268
Net current-period other comprehensive income (loss)	(40,000)	21,041	(5,596)	(24,555)
December 31, 2023	$(13,900)	$(159,175)	$11,003	$(162,072)

(1)
Includes $12,077 and $(809) net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $3,800 and $(255), respectively.

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2021	$1,112	$(124,868)	$8,474	$(115,282)
Other comprehensive income (loss) before reclassifications	76,542	(55,348)	6,328	27,522
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	(51,554)	—	1,797	(49,757)
Net current-period other comprehensive income (loss)	24,988	(55,348)	8,125	(22,235)
December 31, 2022	$26,100	$(180,216)	$16,599	$(137,517)

(2)
Includes $(51,554) and $1,797 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $(16,400) and $671, respectively.

21. Earnings Per Share

The computations of basic and diluted net earnings per share are as follows (in thousands, except per share data):

Year Ended December 31,	2023	2022	2021
Basic net earnings per share:
Basic net earnings	$4,524,801	$7,607,337	$6,827,461
Earnings allocated to participating securities	(16,946)	(31,172)	(32,311)
Net earnings available to common stockholders	$4,507,855	$7,576,165	$6,795,150
Basic average shares outstanding	249,773	262,348	292,491
Basic net earnings per share	$18.05	$28.88	$23.23
Diluted net earnings per share:
Diluted net earnings	$4,524,801	$7,607,337	$6,827,461
Earnings allocated to participating securities	(16,897)	(31,057)	(32,190)
Net earnings available to common stockholders	$4,507,904	$7,576,280	$6,795,271
Diluted average shares outstanding:
Basic average shares outstanding	249,773	262,348	292,491
Dilutive effect of stock options and other	639	828	899
	250,412	263,176	293,390
Diluted net earnings per share	$18.00	$28.79	$23.16

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (shares in thousands):

Year Ended December 31,	2023	2022	2021
Anti-dilutive stock options:
Weighted-average shares	-	25	145
Weighted-average exercise price	$-	$130.71	$91.06

22. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investments in NuMit and NJSM (the latter of which Nucor acquired an additional 1% interest in the fourth quarter of 2023, bringing our total equity ownership to a 51% controlling interest). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products businesses, steel racking, piling products business, wire and wire mesh, overhead doors, and utility towers and structures. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC, two facilities that produce direct reduced iron used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net sales to external customers:
Steel mills	$20,092,662	$24,189,858	$24,145,396
Steel products	12,758,939	15,060,328	9,727,943
Raw materials	1,861,900	2,262,281	2,610,600
	$34,713,501	$41,512,467	$36,483,939
Intercompany sales:
Steel mills	$4,812,479	$5,859,367	$6,297,688
Steel products	455,816	547,219	360,063
Raw materials	12,363,577	13,715,176	15,762,685
Corporate/eliminations	(17,631,872)	(20,121,762)	(22,420,436)
	$—	$—	$—
Depreciation expense:
Steel mills	$610,510	$529,005	$465,733
Steel products	131,189	115,501	99,248
Raw materials	173,657	171,060	159,886
Corporate	15,229	11,126	10,539
	$930,585	$826,692	$735,406
Amortization expense:
Steel mills	$7,829	$7,829	$7,829
Steel products	202,129	199,379	93,160
Raw materials	27,772	27,734	28,168
	$237,730	$234,942	$129,157
Earnings before income taxes and noncontrolling interests:
Steel mills	$3,712,470	$7,199,087	$9,735,020
Steel products	3,443,950	4,093,105	1,291,450
Raw materials	253,506	496,823	549,956
Corporate/eliminations	(1,137,169)	(1,544,171)	(2,375,568)
	$6,272,757	$10,244,844	$9,200,858
Segment assets:
Steel mills	$15,407,266	$14,157,229	$13,235,463
Steel products	10,914,870	12,087,145	7,845,010
Raw materials	3,546,759	3,383,114	3,870,806
Corporate/eliminations	5,471,604	2,851,722	871,793
	$35,340,499	$32,479,210	$25,823,072
Capital expenditures:
Steel mills	$1,440,478	$1,453,277	$1,336,276
Steel products	367,170	267,128	187,152
Raw materials	352,642	181,680	128,765
Corporate	54,920	50,380	48,171
	$2,215,210	$1,952,465	$1,700,364

Net sales by product were as follows (in thousands). Further product group breakdown is impracticable.

	Year Ended December 31,
	2023	2022	2021
Net sales to external customers:
Sheet	$9,146,676	$11,437,799	$12,675,679
Bar	5,993,751	7,031,798	6,039,187
Structural	2,429,211	2,928,072	2,597,768
Plate	2,523,024	2,792,188	2,832,762
Tubular Products	1,588,211	1,944,532	2,194,732
Rebar Fabrication	2,181,929	2,205,960	1,794,658
Joist	2,211,965	2,958,235	1,351,235
Deck	1,712,474	2,392,438	1,167,162
Other Steel Products	5,064,360	5,559,164	3,220,155
Raw Materials	1,861,900	2,262,281	2,610,601
	$34,713,501	$41,512,467	$36,483,939

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

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $313.8 million as of December 31, 2023 ($285.0 million as of December 31, 2022), and are included in accrued expenses and other current liabilities in the consolidated balance sheets. The amount of revenue reclassified from the December 31, 2022 contract liabilities balance during 2023 was approximately $191.8 million.

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

Rebar Fabrication – The majority of revenue is derived from contracts with customers for the supply of fabricated rebar. As the majority of contracts with customers are fixed price contracts to complete a job, control transfers over time and revenue is recognized (if collection is reasonably assured) over time using an input method, based on the amount of rebar shipped from the Company’s operating locations relative to the total expected amount of rebar required to complete the job.

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

24. Restricted Cash and Cash Equivalents

As of December 31, 2023, restricted cash and cash equivalents totaled $3.5 million ($80.4 million as of December 31, 2022), and primarily consisted of net proceeds from the issuance of $197.0 million in August 2021 and $162.6 million in July 2020 of 40-year variable-rate Green Bonds. The restricted cash and cash equivalents related to the debt issuance are being held in a trust account and will be used to partially fund the capital costs, in particular the expenditures associated with pollution prevention and control (including waste recycling and waste reduction), of the construction of Nucor’s plate mill located in Brandenburg, Kentucky. Funds will be disbursed from the trust account as qualified expenditures for the construction of the Brandenburg facility are made ($78.9 million during 2023 and $64.2 million during 2022). Interest earned on funds held in the trust account is subject to the same usage requirements as the bond proceeds principal. Since the restricted cash, interest and dividends must be used for the construction of the Brandenburg facility and relate to a long-term liability, the entire balance has been classified as a non-current asset.

25. Acquisitions

Acquisition of Additional Interest in NJSM

On October 27, 2023, Nucor used cash on hand to acquire an additional 1% equity interest in NJSM bringing our total equity ownership to a 51% controlling interest. We believe this acquisition allows NJSM to benefit from Nucor's galvanized sheet sales expertise in North America.

Prior to this transaction, we accounted for our 50% ownership in NJSM under the equity method. As part of the purchase price allocation for this step acquisition, we remeasured our previously held interest as of the acquisition date which resulted in a $21.0 million loss recorded in marketing, administrative and other expenses. Neither our previously held equity interest in NJSM nor the loss on remeasuring the equity interest are material to our financial statements.

We allocated the purchase price for NJSM to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of NJSM, as well as the fair value of the 49% noncontrolling interest not acquired by Nucor, as of October 27, 2023, the date of acquisition (in thousands):

Cash	$11,050
Accounts receivable	10,968
Inventory	44,661
Other current assets	18,053
Property, plant and equipment	257,537
Goodwill	—
Other intangible assets	—
Other assets	612
Total assets acquired	342,881
Short-term debt	95,000
Current portion of long-term debt	50,000
Other current liabilities	13,502
Long-term debt due after one year	30,000
Other liabilities	1,379
Total liabilities assumed	189,881
Net assets acquired at 100%	153,000
Less: fair value of Noncontrolling interest	74,970
Net assets acquired at 51%	$78,030

The determination of the fair value of noncontrolling interest was calculated using the implied value of 100% of the enterprise value as the purchase price included an immaterial implied control premium on a per-share basis and the noncontrolling interest shareholder will benefit from the transaction and participate in the economic benefits of NJSM after the acquisition.

The NJSM financial results were included as part of the steel mills segment (see Note 22) beginning on October 27, 2023, the acquisition date. Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of NJSM and, therefore, this information is not presented.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed of C.H.I. as of June 24, 2022, the date of acquisition (in thousands):

Cash	$159,066
Accounts receivable	77,530
Inventory	52,515
Other current assets	18,177
Property, plant and equipment	117,392
Goodwill	1,033,192
Other intangible assets	2,389,180
Other assets	9,559
Total assets acquired	3,856,611
Current liabilities	75,146
Deferred income taxes	578,019
Other liabilities	7,509
Total liabilities assumed	660,674
Net assets acquired	$3,195,937

The following table summarizes the purchase price allocation to the identifiable intangible assets of C.H.I. as of June 24, 2022, the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$2,242,000	25 years
Trademarks and trade names	147,000	13 years
Backlog	180	1 year
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

We allocated the purchase price for CSI to its individual assets acquired and liabilities assumed. The purchase price allocation is complete.

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

Other Acquisitions

Other smaller acquisitions, exclusive of purchase price adjustments made and net of cash acquired, totaled approximately $70.8 million, $169.6 million and $134.8 million in 2023, 2022 and 2021, respectively. Pro-forma results of operations for the Company would not be materially different if the aggregate acquisitions made during 2023, 2022 and 2021 were included and, therefore, this information is not presented.

26. Quarterly Information (Unaudited)

	(in thousands, except per share data)
	Year Ended December 31, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$8,709,980	$9,523,256	$8,775,734	$7,704,531
Gross margin	1,998,202	2,501,674	1,920,800	1,393,718
Net earnings before noncontrolling interests	1,231,629	1,587,075	1,221,255	872,832
Net earnings attributable to Nucor stockholders	1,136,542	1,461,354	1,141,506	785,399
Net earnings per share:
Basic	$4.47	$5.82	$4.58	$3.17
Diluted	$4.45	$5.81	$4.57	$3.16

	(in thousands, except per share data)
	Year Ended December 31, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$10,493,282	$11,794,474	$10,500,755	$8,723,956
Gross margin	3,458,139	4,104,263	2,843,391	2,097,487
Net earnings before noncontrolling interests (1)	2,227,115	2,727,237	1,799,043	1,326,245
Net earnings attributable to Nucor stockholders (1)	2,095,623	2,561,233	1,694,748	1,255,733
Net earnings per share:
Basic	$7.69	$9.69	$6.51	$4.90
Diluted	$7.67	$9.67	$6.50	$4.89

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2023 are included in “Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.

Item 9B. Other Information.

Insider Trading Arrangements - During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to Nucor’s executive officers appears in Part I of this report under the heading Information About Our Executive Officers and is incorporated herein by reference. The other information required by this item is incorporated herein by reference from Nucor’s definitive proxy statement for our 2024 Annual Meeting of Stockholders, which we expect to file with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2023 (the “Proxy Statement”), under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; and Corporate Governance and Board of Directors.

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

•
Management’s Report on Internal Control Over Financial Reporting
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets—December 31, 2023 and 2022
•
Consolidated Statements of Earnings—Years Ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Comprehensive Income—Years Ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Cash Flows—Years Ended December 31, 2023, 2022 and 2021
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

Second Supplemental Indenture, dated as of May 22, 2020, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(viii)

Third Supplemental Indenture, dated as of December 7, 2020, between Nucor Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 7, 2020 (File No. 001-04119))

4(ix)

Fourth Supplemental Indenture, dated as of March 11, 2022, between Nucor Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(x)

Fifth Supplemental Indenture, dated as of May 23, 2022, between Nucor Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

4(xi)	Form of 6.400% Notes due 2037 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(xii)	Form of 5.200% Notes due 2043 (included in Exhibit 4(v) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xiii)	Form of 3.950% Notes due 2028 (included in Exhibit 4(vii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xiv)	Form of 4.400% Notes due 2048 (included in Exhibit 4(vii) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xv)	Form of 2.000% Notes due 2025 (included in Exhibit 4(viii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(xvi)	Form of 2.700% Notes due 2030 (included in Exhibit 4(viii) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(xvii)	Form of 2.979% Notes due 2055 (included in Exhibit 4(ix) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed December 7, 2020 (File No. 001-04119))

4(xviii)	Form of 3.125% Notes due 2032 (included in Exhibit 4(x) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(xix)	Form of 3.850% Notes due 2052 (included in Exhibit 4(x) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(xx)	Form of 3.950% Notes due 2025 (included in Exhibit 4(xi) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

4(xxi)	Form of 4.300% Notes due 2027 (included in Exhibit 4(xi) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

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

10(v)*	Amendment No.1, effective September 14, 2023, to 2014 Omnibus Incentive Compensation Plan, as amended and restated effective February 21, 2022 (#)

10(vi)

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

Senior Officers Annual Incentive Plan, as amended and restated effective January 1, 2013, for awards granted prior to January 1, 2018 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(vix)

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

10(xxi)	Executive Employment Agreement of Leon J. Topalian (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxii)	Executive Employment Agreement of D. Chad Utermark (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxiii)	Executive Employment Agreement of Allen C. Behr (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2020 (File No. 001-04119)) (#)

10(xxiv)	Executive Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed January 5, 2021 (File No. 001-04119)) (#)

10(xxv)	Executive Employment Agreement of Douglas J. Jellison (incorporated by reference to Exhibit 10(xxx) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxvi)	Executive Employment Agreement of Gregory J. Murphy (incorporated by reference to Exhibit 10(xxxi) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxvii)	Executive Employment Agreement of Daniel R. Needham (incorporated by reference to Exhibit 10(xxxii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxviii)	Executive Employment Agreement of K. Rex Query (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxix)

Executive Employment Agreement of Stephen D. Laxton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed March 4, 2022 (File No. 001-04119)) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(xxx)	Executive Employment Agreement of John Hollatz (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 (File No. 001-04119)) (#)

10(xxxi)	Executive Employment Agreement of Noah Hanners (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-04119)) (#)

10(xxxii)	Executive Employment Agreement of Brad Ford (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2023 (File No. 001-04119)) (#)

10(xxxiii)

Nucor Corporation Supplemental Retirement Plan for Executive Officers, as amended and restated effective December 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 15, 2023 (File No. 001-04119)) (#)

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Nucor Corporation Executive Officer Incentive Compensation Recovery Policy

101*

Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2023, filed February 27, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2023, filed February 27, 2024, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

(#) Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

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

Dated: February 27, 2024

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

/s/ Leon J. Topalian	/s/ Norma B. Clayton
Leon J. Topalian Chair, President, and Chief Executive Officer (Principal Executive Officer)	Norma B. Clayton Director

/s/ Stephen D. Laxton	/s/ Patrick J. Dempsey
Stephen D. Laxton Chief Financial Officer, Treasurer and Executive Vice President (Principal Financial Officer)	Patrick J. Dempsey Director

/s/ Michael D. Keller	/s/ Nicholas C. Gangestad
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Nicholas C. Gangestad Director

/s/ Christopher J. Kearney
Christopher J. Kearney Lead Director

/s/ Laurette T. Koellner
Laurette T. Koellner Director

/s/ Michael W. Lamach
Michael W. Lamach Director

/s/ Joseph D. Rupp
Joseph D. Rupp Director

/s/ Nadja Y. West
Dated: February 27, 2024	Nadja Y. West Director