Form 10-Q
period 2024-03-30
NUCOR CORP
filed 2024-05-08
CIK 73309

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

Yes ☐ No ☒

239,761,770 shares of the registrant’s common stock were outstanding at March 30, 2024.

Table of Contents

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended March 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share data)

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023
Net sales	$8,137,083	$8,709,980
Costs, expenses and other:
Cost of products sold	6,613,903	6,711,778
Marketing, administrative and other expenses	345,395	389,895
Equity in (earnings) losses of unconsolidated affiliates	(9,769)	1,340
Interest (income) expense, net	(37,787)	10,183
	6,911,742	7,113,196
Earnings before income taxes and noncontrolling interests	1,225,341	1,596,784
Provision for income taxes	266,379	365,155
Net earnings before noncontrolling interests	958,962	1,231,629
Earnings attributable to noncontrolling interests	114,121	95,087
Net earnings attributable to Nucor stockholders	$844,841	$1,136,542
Net earnings per share:
Basic	$3.46	$4.47
Diluted	$3.46	$4.45
Average shares outstanding:
Basic	243,098	253,608
Diluted	243,497	254,397

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023
Net earnings before noncontrolling interests	$958,962	$1,231,629
Other comprehensive loss:
Net unrealized loss on hedging derivatives, net of income taxes of $(1,700) and $(7,800) for the first quarter of 2024 and 2023, respectively	(5,241)	(24,575)
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $1,800 and $100 for the first quarter of 2024 and 2023, respectively	5,341	175
Foreign currency translation gain (loss), net of income taxes of $0 for the first quarter of 2024 and 2023	(15,468)	(3,441)
	(15,368)	(27,841)
Comprehensive income	943,594	1,203,788
Comprehensive income attributable to noncontrolling interests	114,121	95,087
Comprehensive income attributable to Nucor stockholders	$829,473	$1,108,701

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 30, 2024	Dec. 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,557,759	$6,383,298
Short-term investments	981,179	747,479
Accounts receivable, net	3,157,184	2,953,311
Inventories, net	5,589,675	5,577,758
Other current assets	356,882	724,012
Total current assets	14,642,679	16,385,858
Property, plant and equipment, net	11,456,683	11,049,767
Restricted cash and cash equivalents	46	3,494
Goodwill	3,956,062	3,968,847
Other intangible assets, net	3,049,070	3,108,015
Other assets	827,985	824,518
Total assets	$33,932,525	$35,340,499
LIABILITIES
Current liabilities:
Short-term debt	$130,002	$119,211
Current portion of long-term debt and finance lease obligations	73,890	74,102
Accounts payable	1,616,366	2,020,289
Salaries, wages and related accruals	686,186	1,326,390
Accrued expenses and other current liabilities	1,139,532	1,054,517
Total current liabilities	3,645,976	4,594,509
Long-term debt and finance lease obligations due after one year	6,647,560	6,648,873
Deferred credits and other liabilities	1,913,470	1,973,363
Total liabilities	12,207,006	13,216,745
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,210,823	2,176,243
Retained earnings	29,476,087	28,762,045
Accumulated other comprehensive loss, net of income taxes	(177,440)	(162,072)
Treasury stock	(10,967,818)	(9,987,643)
Total Nucor stockholders' equity	20,693,713	20,940,634
Noncontrolling interests	1,031,806	1,183,120
Total equity	21,725,519	22,123,754
Total liabilities and equity	$33,932,525	$35,340,499

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023
Operating activities:
Net earnings before noncontrolling interests	$958,962	$1,231,629
Adjustments:
Depreciation	256,938	221,089
Amortization	58,683	58,769
Stock-based compensation	21,341	20,401
Deferred income taxes	(39,627)	(28,193)
Distributions from affiliates	7,241	17,394
Equity in (earnings) losses of unconsolidated affiliates	(9,769)	1,340
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(207,682)	(67,505)
Inventories	(13,980)	(138,694)
Accounts payable	(392,403)	394,602
Federal income taxes	247,783	330,781
Salaries, wages and related accruals	(595,861)	(858,925)
Other operating activities	168,027	24,485
Cash provided by operating activities	459,653	1,207,173
Investing activities:
Capital expenditures	(670,340)	(531,733)
Investment in and advances to affiliates	(79)	-
Disposition of plant and equipment	4,439	2,276
Acquisitions (net of cash acquired)	991	-
Purchases of investments	(646,570)	(468,412)
Proceeds from the sale of investments	421,831	228,086
Cash used in investing activities	(889,728)	(769,783)
Financing activities:
Net change in short-term debt	10,791	(19,765)
Repayment of long-term debt	(2,500)	(2,500)
Proceeds from exercise of stock options	3,165	7,123
Payment of tax withholdings on certain stock-based compensation	(3,280)	(7,105)
Distributions to noncontrolling interests	(265,435)	(337,810)
Cash dividends	(133,568)	(130,525)
Acquisition of treasury stock	(1,001,300)	(425,820)
Other financing activities	(3,419)	(4,272)
Cash used in financing activities	(1,395,546)	(920,674)
Effect of exchange rate changes on cash	(3,366)	3,243
Decrease in cash and cash equivalents and restricted cash and cash equivalents	(1,828,987)	(480,041)
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	6,386,792	4,361,220
Cash and cash equivalents and restricted cash and cash equivalents - end of three months	$4,557,805	$3,881,179
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(10,880)	$(36,280)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Interim Presentation

The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

In November 2023, new accounting guidance was issued that updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and included within each reported measure of a segment's profit or loss. This new guidance also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The new guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The new guidance is required to be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This new guidance will likely result in additional required disclosures when adopted. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

2. Inventories

Inventories consisted of approximately 32% raw materials and supplies and 68% finished and semi-finished products at March 30, 2024 (37% and 63%, respectively, at December 31, 2023). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $12.00 billion at March 30, 2024 ($11.79 billion at December 31, 2023).

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the three months ended March 30, 2024 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2023	$675,186	$2,514,172	$779,489	$3,968,847
Acquisitions	-	-	(8,366)	(8,366)
Translation	-	(4,419)	-	(4,419)
Balance at March 30, 2024	$675,186	$2,509,753	$771,123	$3,956,062

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2023 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of March 30, 2024 and December 31, 2023 (in thousands):

	March 30, 2024		December 31, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,189,905	$1,347,718	$4,190,156	$1,295,778
Trademarks and trade names	372,142	174,182	372,153	168,363
Other	109,747	100,824	109,747	99,900
	$4,671,794	$1,622,724	$4,672,056	$1,564,041

Intangible asset amortization expense in the first quarter of 2024 and 2023 was $58.7 million and $58.8 million, respectively. Annual amortization expense is estimated to be $234.4 million in 2024; $233.5 million in 2025; $230.5 million in 2026; $227.3 million in 2027; and $221.9 million in 2028.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $71.0 million at March 30, 2024 ($159.0 million at December 31, 2023). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $130.8 million at March 30, 2024 ($133.6 million at December 31, 2023). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the condensed consolidated balance sheets, were $208.0 million at March 30, 2024 ($202.2 million at December 31, 2023).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of March 30, 2024 and December 31, 2023 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 30, 2024
Assets:
Cash equivalents	$3,964,716	$3,964,716	$-	$-
Short-term investments	981,179	981,179	-	-
Restricted cash and cash equivalents	46	46	-	-
Derivative contracts	138	-	138	-
Other assets	50,740	7,965	-	42,775
Total assets	$4,996,819	$4,953,906	$138	42,775
Liabilities:
Derivative contracts	$(23,056)	$-	$(23,056)	$-

As of December 31, 2023
Assets:
Cash equivalents	$5,724,549	$5,724,549	$-	$-
Short-term investments	747,479	747,479	-	-
Restricted cash and cash equivalents	3,494	3,494	-	-
Other assets	47,020	4,245	-	42,775
Total assets	$6,522,542	$6,479,767	$-	42,775
Liabilities:
Derivative contracts	$(23,211)	$-	$(23,211)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and restricted cash and cash equivalents and an investment in a publicly traded nuclear power equipment manufacturer are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. Fair value measurements for Nucor's investments in privately held companies, most of which are in a nuclear fusion technology company, are classified under Level 3 because such measurements are based on unobservable inputs that indicate a change in fair value, including the transaction price in the event of a change in ownership of the investee (e.g., the sale of other investors' interest in the company) or the transaction price in the event of additional equity issuances of the investee. There were no transfers between levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.16 billion at March 30, 2024 (approximately $6.22 billion at December 31, 2023). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at March 30, 2024 and December 31, 2023, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first quarter of 2024 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	718	$78.33
Granted	-	$-
Exercised	(54)	$50.09		$7,594
Canceled	-	$-
Outstanding at March 30, 2024	664	$80.61	6.9 years	$77,915
Stock options exercisable at March 30, 2024	380	$48.09	6.1 years	$56,861

Compensation expense for stock options was $0.4 million and $0.5 million in the first quarter of 2024 and 2023, respectively. As of March 30, 2024, unrecognized compensation expense related to stock options was $1.6 million, which we expect to recognize over a weighted-average period of 1.8 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first quarter of 2024 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	947	$124.89
Granted	-	$-
Vested	(8)	$130.67
Canceled	(5)	$129.87
Unvested at March 30, 2024	934	$124.82

Compensation expense for RSUs was $12.9 million and $12.2 million in the first quarter of 2024 and 2023, respectively. As of March 30, 2024, unrecognized compensation expense related to unvested RSUs was $70.5 million, which we expect to recognize over a weighted-average period of 1.0 year.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first quarter of 2024 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	210	$145.55
Granted	421	$187.54
Vested	(350)	$176.74
Canceled	-	$-
Unvested at March 30, 2024	281	$169.57

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $8.0 million and $7.7 million in the first quarter of 2024 and 2023, respectively. As of March 30, 2024, unrecognized compensation expense related to unvested restricted stock awards was $17.2 million, which we expect to recognize over a weighted-average period of 2.16 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $123.3 million and $162.2 million in the first quarter of 2024 and 2023, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest (Income) Expense

The components of net interest (income) expense for the first quarter of 2024 and 2023 are as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023
Interest expense	$43,487	$62,682
Interest income	(81,274)	(52,499)
Interest (income) expense, net	$(37,787)	$10,183

11. Income Taxes

The effective tax rate for the first quarter of 2024 was 21.7% compared to 22.9% for the first quarter of 2023. The decrease in the effective tax rate for the first quarter of 2024 as compared to the first quarter of 2023 was primarily due to increased federal tax credits and the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017, 2021, and 2022 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2022 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $42.0 million at March 30, 2024 ($40.7 million at December 31, 2023). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.29 billion at March 30, 2024 ($1.33 billion at December 31, 2023).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures - Nucor-Yamato Steel Company (Limited Partnership) (“NYS”), California Steel Industries, Inc. (“CSI”) and Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM") - in each of which Nucor owns 51% (the third of which Nucor acquired an additional 1% interest in the fourth quarter of 2023, bringing our total equity ownership to a 51% controlling interest), for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

		Three Months (13 Weeks) Ended March 30, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2023	$22,123,754	380,154	$152,061	$2,176,243	$28,762,045	$(162,072)	135,252	$(9,987,643)	$20,940,634	$1,183,120
Net earnings before noncontrolling interests	958,962	-	-	-	844,841	-	-	-	844,841	114,121
Other comprehensive income (loss)	(15,368)	-	-	-	-	(15,368)	-	-	(15,368)	-
Stock options exercised	2,688	-	-	(1,449)	-	-	(54)	4,137	2,688	-
Stock option expense	392	-	-	392	-	-	-	-	392	-
Issuance of stock under award plans, net of forfeitures	59,964	-	-	33,037	-	-	(344)	26,927	59,964	-
Amortization of unearned compensation	2,600	-	-	2,600	-	-	-	-	2,600	-
Treasury stock acquired, and net impact of excise tax	(1,011,239)	-	-	-	-	-	5,538	(1,011,239)	(1,011,239)	-
Cash dividends declared	(130,799)	-	-	-	(130,799)	-	-	-	(130,799)	-
Distributions to noncontrolling interests	(265,435)	-	-	-	-	-	-	-	-	(265,435)
BALANCES, March 30, 2024	$21,725,519	380,154	$152,061	$2,210,823	$29,476,087	$(177,440)	140,392	$(10,967,818)	$20,693,713	$1,031,806

		Three Months (13 Weeks) Ended April 1, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2022	$19,569,906	380,154	$152,061	$2,143,520	$24,754,873	$(137,517)	126,661	$(8,498,243)	$18,414,694	$1,155,212
Net earnings before noncontrolling interests	1,231,629	-	-	-	1,136,542	-	-	-	1,136,542	95,087
Other comprehensive income (loss)	(27,841)	-	-	-	-	(27,841)	-	-	(27,841)	-
Stock options exercised	7,123	-	-	(1,749)	-	-	(131)	8,872	7,123	-
Stock option expense	475	-	-	475	-	-	-	-	475	-
Issuance of stock under award plans, net of forfeitures	43,820	-	-	24,760	-	-	(323)	19,060	43,820	-
Amortization of unearned compensation	1,764	-	-	1,764	-	-	-	-	1,764	-
Treasury stock acquired, and net impact of excise tax	(429,813)	-	-	-	-	-	2,723	(429,813)	(429,813)	-
Cash dividends declared	(129,383)	-	-	-	(129,383)	-	-	-	(129,383)	-
Distributions to noncontrolling interests	(337,810)	-	-	-	-	-	-	-	-	(337,810)
BALANCES, April 1, 2023	$19,929,870	380,154	$152,061	$2,168,770	$25,762,032	$(165,358)	128,930	$(8,900,124)	$19,017,381	$912,489

Dividends declared per share were $0.54 per share in the first quarter of 2024 ($0.51 per share in the first quarter of 2023).

On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of March 30, 2024, the Company had approximately $2.32 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	Three-Month (13-Week) Period Ended
	March 30, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2023	$(13,900)	$(159,175)	$11,003	$(162,072)
Other comprehensive income (loss) before reclassifications	(5,241)	(15,468)	-	(20,709)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	5,341	-	-	5,341
Net current-period other comprehensive income (loss)	100	(15,468)	-	(15,368)
Accumulated other comprehensive income (loss) at March 30, 2024	$(13,800)	$(174,643)	$11,003	$(177,440)

	Three-Month (13-Week) Period Ended
	April 1, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$26,100	$(180,216)	$16,599	$(137,517)
Other comprehensive income (loss) before reclassifications	(24,575)	(3,441)	-	(28,016)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	175	-	-	175
Net current-period other comprehensive income (loss)	(24,400)	(3,441)	-	(27,841)
Accumulated other comprehensive income (loss) at April 1, 2023	$1,700	$(183,657)	$16,599	$(165,358)

(1)
Includes $5,341 and $175 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2024 and 2023, respectively. The tax impact of those reclassifications was $1,800 and $100 in the first quarter of 2024 and 2023, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading and rebar distribution businesses; and Nucor’s equity method investments in NuMit LLC (“NuMit”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, wire and wire mesh, and utility towers and structures. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“Nucor Steel Louisiana”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

Corporate/eliminations include items such as net interest (income) expense, charges and credits associated with changes in allowances to eliminate intercompany profit in inventory, profit sharing expense and stock-based compensation. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash and cash equivalents, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates.

Nucor’s results by segment for the first quarter of 2024 and 2023 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023
Net sales to external customers:
Steel mills	$5,168,778	$4,979,257
Steel products	2,516,868	3,275,997
Raw materials	451,437	454,726
	$8,137,083	$8,709,980
Intercompany sales:
Steel mills	$1,250,863	$1,163,632
Steel products	137,444	100,361
Raw materials	3,110,029	3,170,892
Corporate/eliminations	(4,498,336)	(4,434,885)
	$-	$-
Earnings before income taxes and noncontrolling interests:
Steel mills	$1,102,251	$838,388
Steel products	511,559	970,802
Raw materials	9,581	58,140
Corporate/eliminations	(398,050)	(270,546)
	$1,225,341	$1,596,784

	March 30, 2024	Dec. 31, 2023
Assets:
Steel mills	$15,557,704	$15,407,266
Steel products	11,012,416	10,914,870
Raw materials	3,443,812	3,546,759
Corporate/eliminations	3,918,593	5,471,604
	$33,932,525	$35,340,499

15. Revenue

The following tables disaggregate our revenue by major source for the first quarter of 2024 and 2023 (in thousands):

	Three Months (13 Weeks) Ended March 30, 2024
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,710,337	$-	$-	$2,710,337
Bar	1,334,898	-	-	1,334,898
Structural	611,007	-	-	611,007
Plate	512,536	-	-	512,536
Tubular Products	-	368,724	-	368,724
Rebar Fabrication	-	412,341	-	412,341
Joist	-	330,601	-	330,601
Deck	-	268,630	-	268,630
Building Systems	-	314,013	-	314,013
Other Steel Products	-	822,559	-	822,559
Raw Materials	-	-	451,437	451,437
	$5,168,778	$2,516,868	$451,437	$8,137,083

	Three Months (13 Weeks) Ended April 1, 2023
	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,102,694	$-	$-	$2,102,694
Bar	1,598,128	-	-	1,598,128
Structural	638,307	-	-	638,307
Plate	640,128	-	-	640,128
Tubular Products	-	438,983	-	438,983
Rebar Fabrication	-	498,117	-	498,117
Joist	-	635,816	-	635,816
Deck	-	485,443	-	485,443
Building Systems		281,910	-	281,910
Other Steel Products	-	935,728	-	935,728
Raw Materials	-	-	454,726	454,726
	$4,979,257	$3,275,997	$454,726	$8,709,980

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $346.3 million as of March 30, 2024 ($313.8 million as of December 31, 2023) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the first quarter of 2024 and 2023 are as follows (in thousands, except per share data):

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023
Basic net earnings per share:
Basic net earnings	$844,841	$1,136,542
Earnings allocated to participating securities	(3,221)	(3,413)
Net earnings available to common stockholders	$841,620	$1,133,129
Basic average shares outstanding	243,098	253,608
Basic net earnings per share	$3.46	$4.47
Diluted net earnings per share:
Diluted net earnings	$844,841	$1,136,542
Earnings allocated to participating securities	(3,213)	(3,392)
Net earnings available to common stockholders	$841,628	$1,133,150
Diluted average shares outstanding:
Basic average shares outstanding	243,098	253,608
Dilutive effect of stock options and other	399	789
	243,497	254,397
Diluted net earnings per share	$3.46	$4.45

There were no shares excluded from the computation of diluted earnings per common share because their effect would have been antidilutive in either the first quarter of 2024 or the first quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor, which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to general market conditions, and in particular, prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties and volatility surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of any pandemic or public health situation; and (16) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading and rebar distribution businesses; and Nucor’s equity method investment in NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, wire and wire mesh, and utility towers and structures. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 82%, 59% and 77%, respectively, in the first quarter of 2024, compared with approximately 79%, 65% and 75%, respectively, in the first quarter of 2023.

Results of Operations

Nucor reported net earnings attributable to Nucor Stockholders of $844.8 million, or $3.46 per diluted share, in the first quarter of 2024, which represented a decrease compared to net earnings attributable to Nucor stockholders of $1.14 billion, or $4.45 per diluted share, in the first quarter of 2023.

The primary driver for the decrease in earnings in the first quarter of 2024 as compared to the first quarter of 2023 was the decreased profitability of the steel products segment. The profitability of that segment has moderated from the historically high levels experienced over the last three years. The largest driver of the decrease was at our joist and deck businesses, but we believe selling prices will likely stabilize as we approach the second half of 2024. Though moderating, we expect the steel products segment to maintain profitability higher than pre-pandemic averages.

The profitability of the steel mills segment improved in the first quarter of 2024 as compared to the first quarter of 2023, driven by higher average selling prices and increased metal margins. The largest contributor to the increased profitability of the segment was our sheet mills, which experienced increases in selling prices and margins that offset decreases at our bar, plate and structural mills.

Earnings in the raw materials segment decreased in the first quarter of 2024 as compared to the first quarter of 2023, due to margin compression at our scrap processing operations and the decreased profitability of our DRI facilities.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the first quarter of 2024 as compared to the first quarter of 2023.

Net Sales

Net sales to external customers by segment for the first quarter of 2024 and 2023 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023	% Change
Steel mills	$5,168,778	$4,979,257	4%
Steel products	2,516,868	3,275,997	-23%
Raw materials	451,437	454,726	-1%
Total net sales to external customers	$8,137,083	$8,709,980	-7%

Net sales for the first quarter of 2024 decreased 7% from the first quarter of 2023. Average sales price per ton decreased 3% from $1,352 in the first quarter of 2023 to $1,307 in the first quarter of 2024. Total tons shipped to outside customers in the first quarter of 2024 were approximately 6,224,000 tons, a 3% decrease from the first quarter of 2023.

In the steel mills segment, sales tons for the first quarter of 2024 and 2023 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023	% Change
Outside steel shipments	4,676	4,804	-3%
Inside steel shipments	1,214	1,231	-1%
Total steel shipments	5,890	6,035	-2%

Net sales for the steel mills segment increased 4% in the first quarter of 2024 from the first quarter of 2023, due primarily to a 7% increase in the average sales price per ton, from $1,035 to $1,108, partially offset by a 3% decrease in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the first quarter of 2024 and 2023 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023	% Change
Joist sales	99	135	-27%
Deck sales	81	99	-18%
Cold finished sales	99	117	-15%
Rebar fabrication sales	238	279	-15%
Piling products sales	98	101	-3%
Tubular products sales	208	275	-24%
Other steel products sales	142	135	5%
Total steel products sales	965	1,141	-15%

Net sales for the steel products segment decreased 23% in the first quarter of 2024 compared to the first quarter of 2023, due to a 15% decrease in shipping volumes and a 9% decrease in the average sales price per ton, from $2,872 to $2,608. Average selling prices decreased across most businesses within the steel products segment in the first quarter of 2024 as compared to the first quarter of 2023.

Net sales for the raw materials segment decreased 1% in the first quarter of 2024 compared to the first quarter of 2023, due to decreases in average sales price per ton at our scrap brokerage operations and decreased volumes at our scrap processing operations. In the first quarter of 2024, approximately 93% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 4% of outside sales were from the scrap processing operations of DJJ (approximately 93% and 4%, respectively, in the first quarter of 2023).

Gross Margins

Nucor recorded gross margins of $1.52 billion (19%) in the first quarter of 2024, which was a decrease compared with $2.00 billion (23%) in the first quarter of 2023.

•
The primary driver of the decrease in gross margin in the first quarter of 2024 as compared to the first quarter of 2023 was decreased margins in the steel products segment. The decrease in gross margins for the steel products segment was due to decreased selling prices and volumes shipped to outside customers, with the largest decreases at our joist and deck businesses.
•
The decrease in total gross margin in the first quarter of 2024 as compared to the first quarter of 2023 was partially offset by higher metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the first quarter of 2024 was $421, a 2% increase compared to $414 in the first quarter of 2023. The increase in scrap and scrap substitute cost was offset by increased average selling prices, resulting in higher total metal margins.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices are subject to change based on market fluctuations.

•
Pre-operating and start-up costs of new facilities were approximately $125 million in the first quarter of 2024 and approximately $82 million in the first quarter of 2023. Pre-operating and start-up costs in the first quarter of 2024 and 2023 primarily included costs related to the plate mill in Kentucky and the sheet mill under construction in West Virginia. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the raw materials segment decreased in the first quarter of 2024 as compared to the first quarter of 2023, primarily due to decreased profitability in our scrap processing and DRI operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $46.9 million in the first quarter of 2024 as compared to the first quarter of 2023. The decrease was due to the Company’s decreased earnings in the first quarter of 2024 as compared to the first quarter of 2023.

Equity in (Earnings) Losses of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $9.8 million in the first quarter of 2024, and equity in losses of unconsolidated affiliates was $1.3 million in the first quarter of 2023. The increase in equity method investment earnings in the first quarter of 2024 as compared to the first quarter of 2023 was primarily due to the increased results of NuMit.

NJSM was included as an unconsolidated affiliate in the first quarter of 2023. During the fourth quarter of 2023, Nucor obtained control of and began accounting for NJSM on a consolidated basis.

Interest (Income) Expense

Net interest (income) expense for the first quarter of 2024 and 2023 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023
Interest expense	$43,487	$62,682
Interest income	(81,274)	(52,499)
Interest (income) expense, net	$(37,787)	$10,183

Interest expense decreased in the first quarter of 2024 compared to the first quarter of 2023, primarily due to an increase in capitalized interest. Interest income increased in the first quarter of 2024 compared to the first quarter of 2023, due to higher average interest rates on investments and an increase in average invested balances.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the first quarter of 2024 and 2023 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended
	March 30, 2024	April 1, 2023
Steel mills	$1,102,251	$838,388
Steel products	511,559	970,802
Raw materials	9,581	58,140
Corporate/eliminations	(398,050)	(270,546)
	$1,225,341	$1,596,784

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS, CSI and NJSM. Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The increase in earnings attributable to noncontrolling interests in the first quarter of 2024 as compared to the first quarter of 2023 was primarily due to the increased earnings of CSI.

Provision for Income Taxes

The effective tax rate for the first quarter of 2024 was 21.7% compared to 22.9% for the first quarter of 2023. The decrease in the effective tax rate for the first quarter of 2024 as compared to the first quarter of 2023 was primarily due to increased federal tax credits and the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The expected effective tax rate for the full year of 2024 is approximately 22.1%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $194.5 million at March 30, 2024, exclusive of interest, could decrease by as much as $8.4 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The IRS is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017, 2021, and 2022 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formally known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2022 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $844.8 million, or $3.46 per diluted share, in the first quarter of 2024, as compared to net earnings attributable to Nucor stockholders of $1.14 billion, or $4.45 per diluted share, in the first quarter of 2023. Net earnings attributable to Nucor stockholders as a percentage of net sales were 10.4% and 13.0% in the first quarter of 2024 and 2023, respectively. Annualized return on average stockholders’ equity was 16.2% and 24.3% in the first quarter of 2024 and 2023, respectively.

Outlook

We expect earnings in the second quarter of 2024 to decrease compared to the first quarter of 2024. The largest driver for the expected decrease in earnings in the second quarter of 2024 is the expected decrease in earnings of the steel mills segment, primarily due to lower average selling prices, partially offset by modestly increased volumes. The steel products segment is expected to have moderately decreased earnings in the second quarter of 2024 as compared to the first quarter of 2024 due to lower average selling prices, partially offset by increased volumes. Earnings in the raw materials segment are expected to be higher in the second quarter of 2024 as compared to the first quarter of 2024 due to the expected increased profitability of our DRI facilities and scrap processing operations.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the first quarter of 2024 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

Liquidity and Capital Resources

We currently have the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard & Poor’s, an A- long-term rating from Fitch Ratings and a Baa1 long-term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Nucor's cash and cash equivalents, short-term investments and restricted cash and cash equivalents position remained strong at $5.54 billion as of March 30, 2024, compared with $7.13 billion as of December 31, 2023. Approximately $619.1 million of the cash and cash equivalents position at March 30, 2024, was held by our majority-owned joint ventures as compared to $1.05 billion at December 31, 2023.

Cash provided by operating activities during the first quarter of 2024 was $459.7 million as compared to $1.21 billion during the first quarter of 2023. The $747.5 million decrease was driven by net earnings before noncontrolling interests of $959.0 million for the first quarter of 2024, a decrease of $272.7 million from net earnings before noncontrolling interests for the prior year period of $1.23 billion. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $794.1 million in the first quarter of 2024 as compared to $315.3 million in the first quarter of 2023. The change in accounts payable used cash of $392.4 million in the first quarter of 2024 as compared to providing cash of $394.6 million in the first quarter of 2023, a change of $787.0 million. This change was partially offset by the change in salaries, wages, and related accruals, which used cash of $595.9 million in the first quarter of 2024 as compared to $858.9 million in the first quarter of 2023, a change of $263.1 million.

The current ratio was 4.0 at the end of the first quarter of 2024 and 3.6 at year-end 2023. The increase in the current ratio at the end of the first quarter of 2024 compared to year-end 2023 was primarily due to the $948.5 million, or 20.6%, decrease in current liabilities. The decrease in current liabilities was primarily due to the $640.2 million decrease in salaries, wages and related accruals at the end of the first quarter of 2024 as compared to year-end 2023, which was largely due to the profit sharing payment being made in the first quarter of 2024 (based on the Company's earnings for the full year 2023).

Cash used in investing activities during the first quarter of 2024 was $889.7 million as compared to $769.8 million during the first quarter of 2023, an increase of $119.9 million. The primary reason for the increase in cash used in investing activities was cash used for capital expenditures, which was $670.3 million in the first quarter of 2024, an increase of $138.6 million from the prior year period. Capital expenditures in the first quarter of 2024 primarily related to the plate mill in Kentucky, the sheet mill expansion in Indiana and the sheet mill under construction in West Virginia. Capital expenditures for 2024 are estimated to be approximately $3.5 billion as compared to $2.2 billion in 2023. The projects that we anticipate will have the largest capital expenditures in 2024 are the sheet mill expansion in Indiana, the sheet mill under construction in West Virginia, the rebar micro mill under construction in North Carolina and the construction of two manufacturing locations to expand Nucor Towers & Structures.

Cash used in financing activities during the first quarter of 2024 was $1.40 billion as compared to $920.7 million during the first quarter of 2023. The primary uses of cash were stock repurchases of $1.00 billion in the first quarter of 2024 as compared to $425.8 million in the first quarter of 2023, an increase of $575.5 million, and distributions to noncontrolling interests of $265.4 million in the first quarter of 2024 as compared to $337.8 million in the first quarter of 2023, a decrease of 72.4 million.

Nucor’s $1.75 billion revolving credit facility matures on November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of March 30, 2024, the funded debt to total capital ratio was 24.0% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of March 30, 2024.

In February 2024, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.54 per share payable on May 10, 2024 to stockholders of record on March 28, 2024. This dividend is Nucor’s 204th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2023. There were no interest rate swaps outstanding at March 30, 2024.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At March 30, 2024, accumulated other comprehensive loss, net of income taxes included $13.8 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at March 30, 2024, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$11,769	$29,423
Other commodities	$15,507	$38,800

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at March 30, 2024 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2022, Nucor Steel Louisiana, our DRI facility located in St. James Parish, Louisiana, received allegations of violations of the Clean Air Act from the United States Environmental Protection Agency. A combined settlement is currently being negotiated with the United States Department of Justice, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality. We do not believe that any aggregate settlement for these allegations will be material to Nucor.

There were no other proceedings that were pending or contemplated under federal, state or local environmental laws that the Company reasonably believes may result in monetary sanctions of at least $1.0 million (the threshold chosen by Nucor as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and which Nucor believes is reasonably designed to result in disclosure of any such proceeding that is material to its business or financial condition).

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended March 30, 2024 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 - January 27, 2024	1,962	$171.53	1,962	$2,986,653
January 28, 2024 - February 24, 2024	2,417	$184.56	2,417	$2,541,118
February 25, 2024 - March 30, 2024	1,159	$188.62	1,159	$2,321,465
For the Quarter Ended March 30, 2024	5,538		5,538

(1)
Includes commissions of $0.23 per share.
(2)
On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended March 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a 'Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended March 30, 2024, filed May 8, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended March 30, 2024, filed May 8, 2024, formatted in Inline XBRL (included in Exhibit 101 above).

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

Dated: May 8, 2024