Form 10-Q
period 2024-06-29
NUCOR CORP
filed 2024-08-07
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

Yes ☐ No ☒

237,338,008 shares of the registrant’s common stock were outstanding at June 29, 2024.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended June 29, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$8,077,172	$9,523,256	$16,214,255	$18,233,236
Costs, expenses and other:
Cost of products sold	6,883,117	7,021,582	13,497,020	13,733,360
Marketing, administrative and other expenses	307,230	453,388	652,625	843,283
Equity in earnings of unconsolidated affiliates	(9,032)	(6,094)	(18,801)	(4,754)
Interest (income) expense, net	(2,306)	4,598	(40,093)	14,781
	7,179,009	7,473,474	14,090,751	14,586,670
Earnings before income taxes and noncontrolling interests	898,163	2,049,782	2,123,504	3,646,566
Provision for income taxes	186,020	462,707	452,399	827,862
Net earnings before noncontrolling interests	712,143	1,587,075	1,671,105	2,818,704
Earnings attributable to noncontrolling interests	66,926	125,721	181,047	220,808
Net earnings attributable to Nucor stockholders	$645,217	$1,461,354	$1,490,058	$2,597,896
Net earnings per share:
Basic	$2.68	$5.82	$6.15	$10.28
Diluted	$2.68	$5.81	$6.14	$10.26
Average shares outstanding:
Basic	239,580	250,144	241,329	251,876
Diluted	239,935	250,524	241,528	252,334

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net earnings before noncontrolling interests	$712,143	$1,587,075	$1,671,105	$2,818,704
Other comprehensive (loss) income:
Net unrealized income (loss) on hedging derivatives, net of income taxes of $0 and $(1,400) for the second quarter of 2024 and 2023, respectively, and $(1,700) and $(9,200) for the first six months of 2024 and 2023, respectively	125	(4,428)	(5,116)	(29,003)
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $2,400 and $1,900 for the second quarter of 2024 and 2023, respectively, and $4,200 and $2,000 for the first six months of 2024 and 2023, respectively	7,475	6,228	12,816	6,403
Foreign currency translation (loss) gain, net of income taxes of $0 for the second quarter and first six months of 2024 and 2023	(7,798)	34,586	(23,266)	31,145
	(198)	36,386	(15,566)	8,545
Comprehensive income	711,945	1,623,461	1,655,539	2,827,249
Comprehensive income attributable to noncontrolling interests	66,926	125,721	181,047	220,808
Comprehensive income attributable to Nucor stockholders	$645,019	$1,497,740	$1,474,492	$2,606,441

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 29, 2024	Dec. 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,638,978	$6,383,298
Short-term investments	795,180	747,479
Accounts receivable, net	3,113,079	2,953,311
Inventories, net	5,255,843	5,577,758
Other current assets	455,042	724,012
Total current assets	14,258,122	16,385,858
Property, plant and equipment, net	11,999,189	11,049,767
Restricted cash and cash equivalents	-	3,494
Goodwill	4,000,144	3,968,847
Other intangible assets, net	3,051,479	3,108,015
Other assets	876,291	824,518
Total assets	$34,185,225	$35,340,499
LIABILITIES
Current liabilities:
Short-term debt	$168,510	$119,211
Current portion of long-term debt and finance lease obligations	1,075,203	74,102
Accounts payable	1,744,657	2,020,289
Salaries, wages and related accruals	857,481	1,326,390
Accrued expenses and other current liabilities	1,019,410	1,054,517
Total current liabilities	4,865,261	4,594,509
Long-term debt and finance lease obligations due after one year	5,648,555	6,648,873
Deferred credits and other liabilities	1,898,901	1,973,363
Total liabilities	12,412,717	13,216,745
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,189,371	2,176,243
Retained earnings	29,991,834	28,762,045
Accumulated other comprehensive loss, net of income taxes	(177,638)	(162,072)
Treasury stock	(11,432,103)	(9,987,643)
Total Nucor stockholders' equity	20,723,525	20,940,634
Noncontrolling interests	1,048,983	1,183,120
Total equity	21,772,508	22,123,754
Total liabilities and equity	$34,185,225	$35,340,499

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023
Operating activities:
Net earnings before noncontrolling interests	$1,671,105	$2,818,704
Adjustments:
Depreciation	527,626	448,836
Amortization	119,850	117,231
Stock-based compensation	82,725	83,587
Deferred income taxes	(77,611)	(44,609)
Distributions from affiliates	7,877	18,621
Equity in earnings of unconsolidated affiliates	(18,801)	(4,754)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(153,856)	(270,314)
Inventories	333,247	(174,437)
Accounts payable	(314,761)	242,071
Federal income taxes	132,931	396,341
Salaries, wages and related accruals	(426,098)	(573,993)
Other operating activities	60,697	70,313
Cash provided by operating activities	1,944,931	3,127,597
Investing activities:
Capital expenditures	(1,471,234)	(1,057,086)
Investment in and advances to affiliates	(79)	(35,078)
Disposition of plant and equipment	9,530	5,289
Acquisitions (net of cash acquired)	(108,943)	-
Purchases of investments	(886,892)	(701,639)
Proceeds from the sale of investments	855,965	408,854
Other investing activities	1,324	-
Cash used in investing activities	(1,600,329)	(1,379,660)
Financing activities:
Net change in short-term debt	49,299	(15,742)
Repayment of long-term debt	(5,000)	(5,000)
Proceeds from exercise of stock options	3,357	7,123
Payment of tax withholdings on certain stock-based compensation	(47,018)	(42,120)
Distributions to noncontrolling interests	(315,184)	(388,771)
Cash dividends	(264,367)	(259,894)
Acquisition of treasury stock	(1,501,283)	(876,698)
Other financing activities	(7,070)	(8,296)
Cash used in financing activities	(2,087,266)	(1,589,398)
Effect of exchange rate changes on cash	(5,150)	3,469
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(1,747,814)	162,008
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	6,386,792	4,361,220
Cash and cash equivalents and restricted cash and cash equivalents - end of six months	$4,638,978	$4,523,228
Non-cash investing activity:
Change in accrued plant and equipment purchases	$37,106	$(36,580)

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

2. Inventories

Inventories consisted of approximately 33% raw materials and supplies and 67% finished and semi-finished products at June 29, 2024 (approximately 37% and 63%, respectively, at December 31, 2023). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $12.25 billion at June 29, 2024 ($11.79 billion at December 31, 2023).

Included within property, plant and equipment, net, of the steel mills segment at June 29, 2024 is $244.2 million of assets, net of accumulated depreciation, related to our joint venture Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”). If NJSM’s financial performance continues to underperform its forecasts, management may determine that a triggering event has occurred and will perform an impairment assessment to determine if the carrying amount of NJSM’s property, plant and equipment, net, exceeds its projected undiscounted cash flows. A future assessment may result in the impairment of part or all of the carrying value of NJSM’s property, plant and equipment, net.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the six months ended June 29, 2024 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2023	$675,186	$2,514,172	$779,489	$3,968,847
Acquisitions	-	46,063	(8,166)	37,897
Translation	-	(6,600)	-	(6,600)
Balance at June 29, 2024	$675,186	$2,553,635	$771,323	$4,000,144

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2023 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of June 29, 2024 and December 31, 2023 (in thousands):

	June 29, 2024		December 31, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,247,487	$1,402,082	$4,190,156	$1,295,778
Trademarks and trade names	378,136	180,061	372,153	168,363
Other	109,747	101,748	109,747	99,900
	$4,735,370	$1,683,891	$4,672,056	$1,564,041

Intangible asset amortization expense in the second quarter of 2024 and 2023 was $61.2 million and $58.4 million, respectively, and $119.9 million and $117.2 million in the first six months of 2024 and 2023, respectively. Annual amortization expense is estimated to be $242.1 million in 2024; $243.8 million in 2025; $240.6 million in 2026; $237.2 million in 2027; and $231.1 million in 2028.

5. Current Liabilities

Book overdrafts included in accounts payable in the condensed consolidated balance sheets were $148.1 million at June 29, 2024 ($159.0 million at December 31, 2023). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $129.5 million at June 29, 2024 ($133.6 million at December 31, 2023).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of June 29, 2024 and December 31, 2023 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 29, 2024
Assets:
Cash equivalents	$3,995,267	$3,995,267	$-	$-
Short-term investments	795,180	795,180	-	-
Derivative contracts	2,796	-	2,796	-
Other assets	60,310	17,535	-	42,775
Total assets	$4,853,553	$4,807,982	$2,796	$42,775
Liabilities:
Derivative contracts	$(8,100)	$-	$(8,100)	$-

As of December 31, 2023
Assets:
Cash equivalents	$5,724,549	$5,724,549	$-	$-
Short-term investments	747,479	747,479	-	-
Restricted cash and cash equivalents	3,494	3,494	-	-
Derivative contracts	-	-	-	-
Other assets	47,020	4,245	-	42,775
Total assets	$6,522,542	$6,479,767	$-	42,775
Liabilities:
Derivative contracts	$(23,211)	$-	$(23,211)	$-

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

The fair value of short-term and long-term debt, including current maturities, was approximately $6.12 billion at June 29, 2024 (approximately $6.22 billion at December 31, 2023). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at June 29, 2024 and December 31, 2023, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first six months of 2024 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	718	$78.33
Granted	73	$168.85
Exercised	(58)	$49.94		$8,211
Canceled	(3)	$168.85
Outstanding at June 29, 2024	730	$89.25	7.0 years	$51,023
Stock options exercisable at June 29, 2024	497	$64.24	6.1 years	$46,641

For the 2024 stock option grant, the grant date fair value of $67.83 per share was calculated using the Black-Scholes options pricing model with the following assumptions:

Exercise price	$168.85
Expected dividend yield	1.28%
Expected stock price volatility	37.69%
Risk-free interest rate	4.52%
Expected life (in years)	6.5

Compensation expense for stock options was $3.6 million and $3.4 million in the second quarter of 2024 and 2023, respectively, and $4.0 million and $3.9 million in the first six months of 2024 and 2023, respectively. As of June 29, 2024, unrecognized compensation expense related to stock options was $2.9 million, which we expect to recognize over a weighted-average period of 2.4 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first six months of 2024 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	947	$124.89
Granted	749	$168.85
Vested	(624)	$143.15
Canceled	(17)	$149.26
Unvested at June 29, 2024	1,055	$144.91

Compensation expense for RSUs was $53.9 million and $48.5 million in the second quarter of 2024 and 2023, respectively, and $66.8 million and $60.7 million in the first six months of 2024 and 2023, respectively. As of June 29, 2024, unrecognized compensation expense related to unvested RSUs was $141.1 million, which we expect to recognize over a weighted-average period of 1.6 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first six months of 2024 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	210	$145.55
Granted	421	$187.54
Vested	(358)	$176.61
Canceled	-	$-
Unvested at June 29, 2024	273	$169.53

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $3.9 million and $11.7 million in the second quarter of 2024 and 2023, respectively, and $11.9 million and $19.4 million in the first six months of 2024 and 2023, respectively. As of June 29, 2024, unrecognized compensation expense related to unvested restricted stock awards was $14.7 million, which we expect to recognize over a weighted-average period of 2.0 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $88.3 million and $194.4 million in the second quarter of 2024 and 2023, respectively, and $211.6 million and $356.6 million in the first six months of 2024 and 2023, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest (Income) Expense

The components of net interest (income) expense for the second quarter and first six months of 2024 and 2023 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest expense	$66,852	$60,806	$110,339	$123,488
Interest income	(69,158)	(56,208)	(150,432)	(108,707)
Interest (income) expense, net	$(2,306)	$4,598	$(40,093)	$14,781

11. Income Taxes

The effective tax rate for the second quarter of 2024 was 20.7% compared to 22.6% for the second quarter of 2023. The decrease in the effective tax rate for the second quarter of 2024 as compared to the second quarter of 2023 was primarily due to increased federal tax credits and the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017, 2021, and 2022 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2023 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $34.2 million at June 29, 2024 ($40.7 million at December 31, 2023). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.26 billion at June 29, 2024 ($1.33 billion at December 31, 2023).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures - Nucor-Yamato Steel Company (Limited Partnership) (“NYS”), California Steel Industries, Inc. (“CSI”) and NJSM - in each of which Nucor owns 51% (the third of which Nucor acquired an additional 1% interest in the fourth quarter of 2023, bringing its total equity ownership to a 51% controlling interest), for the three months and six months ended June 29, 2024 and July 1, 2023 (in thousands):

		Three Months (13 Weeks) Ended June 29, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, March 30, 2024	$21,725,519	380,154	$152,061	$2,210,823	$29,476,087	$(177,440)	140,392	$(10,967,818)	$20,693,713	$1,031,806
Net earnings before noncontrolling interests	712,143	-	-	-	645,217	-	-	-	645,217	66,926
Other comprehensive income (loss)	(198)	-	-	-	-	(198)	-	-	(198)	-
Stock options exercised	192	-	-	(121)	-	-	(4)	313	192	-
Stock option expense	3,626	-	-	3,626	-	-	-	-	3,626	-
Issuance of stock under award plans, net of forfeitures	12,326	-	-	(27,457)	-	-	(501)	39,783	12,326	-
Amortization of unearned compensation	2,500	-	-	2,500	-	-	-	-	2,500	-
Treasury stock acquired	(504,381)	-	-	-	-	-	2,929	(504,381)	(504,381)	-
Cash dividends declared	(129,470)	-	-	-	(129,470)	-	-	-	(129,470)	-
Distributions to noncontrolling interests	(49,749)	-	-	-	-	-	-	-	-	(49,749)
BALANCES, June 29, 2024	$21,772,508	380,154	$152,061	$2,189,371	$29,991,834	$(177,638)	142,816	$(11,432,103)	$20,723,525	$1,048,983

		Six Months (26 Weeks) Ended June 29, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2023	$22,123,754	380,154	$152,061	$2,176,243	$28,762,045	$(162,072)	135,252	$(9,987,643)	$20,940,634	$1,183,120
Net earnings before noncontrolling interests	1,671,105	-	-	-	1,490,058	-	-	-	1,490,058	181,047
Other comprehensive income (loss)	(15,566)	-	-	-	-	(15,566)	-	-	(15,566)	-
Stock options exercised	2,880	-	-	(1,570)	-	-	(58)	4,450	2,880	-
Stock option expense	4,018	-	-	4,018	-	-	-	-	4,018	-
Issuance of stock under award plans, net of forfeitures	72,290	-	-	5,580	-	-	(845)	66,710	72,290	-
Amortization of unearned compensation	5,100	-	-	5,100	-	-	-	-	5,100	-
Treasury stock acquired	(1,515,620)	-	-	-	-	-	8,467	(1,515,620)	(1,515,620)	-
Cash dividends declared	(260,269)	-	-	-	(260,269)	-	-	-	(260,269)	-
Distributions to noncontrolling interests	(315,184)	-	-	-	-	-	-	-	-	(315,184)
BALANCES, June 29, 2024	$21,772,508	380,154	$152,061	$2,189,371	$29,991,834	$(177,638)	142,816	$(11,432,103)	$20,723,525	$1,048,983

		Three Months (13 Weeks) Ended July 1, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 1, 2023	$19,929,870	380,154	$152,061	$2,168,770	$25,762,032	$(165,358)	128,930	$(8,900,124)	$19,017,381	$912,489
Net earnings before noncontrolling interests	1,587,075	-	-	-	1,461,354	-	-	-	1,461,354	125,721
Other comprehensive income (loss)	36,386	-	-	-	-	36,386	-	-	36,386	-
Stock options exercised	-	-	-		-	-	-	-	-	-
Stock option expense	3,447	-	-	3,447	-	-	-	-	3,447	-
Issuance of stock under award plans, net of forfeitures	16,149	-	-	(24,025)	-	-	(566)	40,174	16,149	-
Amortization of unearned compensation	1,501	-	-	1,501	-	-	-	-	1,501	-
Treasury stock acquired	(454,814)	-	-	-	-	-	3,067	(454,814)	(454,814)	-
Cash dividends declared	(127,725)	-	-	-	(127,725)	-	-	-	(127,725)	-
Distributions to noncontrolling interests	(50,961)	-	-	-	-	-	-	-	-	(50,961)
BALANCES, July 1, 2023	$20,940,928	380,154	$152,061	$2,149,693	$27,095,661	$(128,972)	131,431	$(9,314,764)	$19,953,679	$987,249

		Six Months (26 Weeks) Ended July 1, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2022	$19,569,906	380,154	$152,061	$2,143,520	$24,754,873	$(137,517)	126,661	$(8,498,243)	$18,414,694	$1,155,212
Net earnings before noncontrolling interests	2,818,704	-	-	-	2,597,896	-	-	-	2,597,896	220,808
Other comprehensive income (loss)	8,545	-	-	-	-	8,545	-	-	8,545	-
Stock options exercised	7,123	-	-	(1,749)	-	-	(131)	8,872	7,123	-
Stock option expense	3,922	-	-	3,922	-	-	-	-	3,922	-
Issuance of stock under award plans, net of forfeitures	59,969	-	-	735	-	-	(889)	59,234	59,969	-
Amortization of unearned compensation	3,265	-	-	3,265	-	-	-	-	3,265	-
Treasury stock acquired	(884,627)	-	-	-	-	-	5,790	(884,627)	(884,627)	-
Cash dividends declared	(257,108)	-	-	-	(257,108)	-	-	-	(257,108)	-
Distributions to noncontrolling interests	(388,771)	-	-	-	-	-	-	-	-	(388,771)
BALANCES, July 1, 2023	$20,940,928	380,154	$152,061	$2,149,693	$27,095,661	$(128,972)	131,431	$(9,314,764)	$19,953,679	$987,249

Dividends declared were $0.54 per share in the second quarter of 2024 ($0.51 per share in the second quarter of 2023) and $1.08 per share in the first six months of 2024 ($1.02 per share in the first six months of 2023).

On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of June 29, 2024, the Company had approximately $1.82 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and six months ended June 29, 2024 and July 1, 2023 (in thousands):

	Three-Month (13-Week) Period Ended
	June 29, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at March 30, 2024	$(13,800)	$(174,643)	$11,003	$(177,440)
Other comprehensive income (loss) before reclassifications	125	(7,798)	-	(7,673)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	7,475	-	-	7,475
Net current-period other comprehensive income (loss)	7,600	(7,798)	-	(198)
Accumulated other comprehensive income (loss) at June 29, 2024	$(6,200)	$(182,441)	$11,003	$(177,638)

	Six-Month (26-Week) Period Ended
	June 29, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2023	$(13,900)	$(159,175)	$11,003	$(162,072)
Other comprehensive income (loss) before reclassifications	(5,116)	(23,266)	-	(28,382)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	12,816	-	-	12,816
Net current-period other comprehensive income (loss)	7,700	(23,266)	-	(15,566)
Accumulated other comprehensive income (loss) at June 29, 2024	$(6,200)	$(182,441)	$11,003	$(177,638)

(1)
Includes $7,475 and $12,816 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2024, respectively. The tax impact of those reclassifications was $2,400 and $4,200 in the second quarter and first six months of 2024, respectively.

	Three-Month (13-Week) Period Ended
	July 1, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 1, 2023	$1,700	$(183,657)	$16,599	$(165,358)
Other comprehensive income (loss) before reclassifications	(4,428)	34,586	-	30,158
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	6,228	-	-	6,228
Net current-period other comprehensive income (loss)	1,800	34,586	-	36,386
Accumulated other comprehensive income (loss) at July 1, 2023	$3,500	$(149,071)	$16,599	$(128,972)

	Six-Month (26-Week) Period Ended
	July 1, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$26,100	$(180,216)	$16,599	$(137,517)
Other comprehensive income (loss) before reclassifications	(29,003)	31,145	-	2,142
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	6,403	-	-	6,403
Net current-period other comprehensive income (loss)	(22,600)	31,145	-	8,545
Accumulated other comprehensive income (loss) at July 1, 2023	$3,500	$(149,071)	$16,599	$(128,972)

(2)
Includes $6,228 and $6,403 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts in the second quarter and first six months of 2023, respectively. The tax impact of those reclassifications was $1,900 and $2,000 in the second quarter and first six months of 2023, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading and rebar distribution businesses; and Nucor’s equity method investment in NuMit LLC (“NuMit”). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, precision castings, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, wire and wire mesh, and utility towers and structures. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC (“Nucor Steel Louisiana”), two facilities that produce direct reduced iron (“DRI”) used by the steel mills; and our natural gas production operations.

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

Nucor’s results by segment for the second quarter and first six months of 2024 and 2023 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales to external customers:
Steel mills	$4,858,205	$5,565,772	$10,026,983	$10,545,029
Steel products	2,702,776	3,442,862	5,219,644	6,718,859
Raw materials	516,191	514,622	967,628	969,348
	$8,077,172	$9,523,256	$16,214,255	$18,233,236
Intercompany sales:
Steel mills	$1,171,861	$1,361,066	$2,422,724	$2,524,698
Steel products	155,025	100,257	292,469	200,618
Raw materials	2,749,174	3,588,629	5,859,203	6,759,521
Corporate/eliminations	(4,076,060)	(5,049,952)	(8,574,396)	(9,484,837)
	$-	$-	$-	$-
Earnings before income taxes and noncontrolling interests:
Steel mills	$645,315	$1,403,547	$1,747,566	$2,241,935
Steel products	441,391	1,010,789	952,950	1,981,591
Raw materials	39,396	138,411	48,977	196,551
Corporate/eliminations	(227,939)	(502,965)	(625,989)	(773,511)
	$898,163	$2,049,782	$2,123,504	$3,646,566

	June 29, 2024	Dec. 31, 2023
Segment assets:
Steel mills	$15,754,570	$15,407,266
Steel products	11,063,154	10,914,870
Raw materials	3,477,728	3,546,759
Corporate/eliminations	3,889,773	5,471,604
	$34,185,225	$35,340,499

15. Revenue

The following tables disaggregate our revenue by major source for the second quarter and first six months of 2024 and 2023 (in thousands):

	Three Months (13 Weeks) Ended June 29, 2024				Six Months (26 Weeks) Ended June 29, 2024
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,395,932	$-	$-	$2,395,932	$5,106,269	$-	$-	$5,106,269
Bar	1,361,315	-	-	1,361,315	2,696,213	-	-	2,696,213
Structural	559,007	-	-	559,007	1,170,014	-	-	1,170,014
Plate	541,951	-	-	541,951	1,054,487	-	-	1,054,487
Tubular Products	-	344,735	-	344,735	-	713,459	-	713,459
Rebar Fabrication	-	462,325	-	462,325	-	874,666	-	874,666
Joist	-	338,723	-	338,723	-	669,324	-	669,324
Deck	-	259,437	-	259,437	-	528,067	-	528,067
Building Systems	-	360,519	-	360,519	-	674,532	-	674,532
Other Steel Products	-	937,037	-	937,037	-	1,759,596	-	1,759,596
Raw Materials	-	-	516,191	516,191	-	-	967,628	967,628
	$4,858,205	$2,702,776	$516,191	$8,077,172	$10,026,983	$5,219,644	$967,628	$16,214,255

	Three Months (13 Weeks) Ended July 1, 2023				Six Months (26 Weeks) Ended July 1, 2023
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,645,817	$-	$-	$2,645,817	$4,748,511	$-	$-	$4,748,511
Bar	1,599,724	-	-	1,599,724	3,197,852	-	-	3,197,852
Structural	581,952	-	-	581,952	1,220,259	-	-	1,220,259
Plate	738,279	-	-	738,279	1,378,407	-	-	1,378,407
Tubular Products	-	436,551	-	436,551	-	875,534	-	875,534
Rebar Fabrication	-	615,814	-	615,814	-	1,113,931	-	1,113,931
Joist	-	638,975	-	638,975	-	1,274,791	-	1,274,791
Deck	-	473,775	-	473,775	-	959,218	-	959,218
Building Systems	-	343,138	-	343,138	-	625,048	-	625,048
Other Steel Products	-	934,609	-	934,609	-	1,870,337	-	1,870,337
Raw Materials	-	-	514,622	514,622	-	-	969,348	969,348
	$5,565,772	$3,442,862	$514,622	$9,523,256	$10,545,029	$6,718,859	$969,348	$18,233,236

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $243.6 million as of June 29, 2024 ($313.8 million as of December 31, 2023) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the second quarter and first six months of 2024 and 2023 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic net earnings per share:
Basic net earnings	$645,217	$1,461,354	$1,490,058	$2,597,896
Earnings allocated to participating securities	(3,053)	(6,029)	(6,362)	(9,251)
Net earnings available to common stockholders	$642,164	$1,455,325	$1,483,696	$2,588,645
Basic average shares outstanding	239,580	250,144	241,329	251,876
Basic net earnings per share	$2.68	$5.82	$6.15	$10.28
Diluted net earnings per share:
Diluted net earnings	$645,217	$1,461,354	$1,490,058	$2,597,896
Earnings allocated to participating securities	(3,048)	(6,013)	(6,350)	(9,223)
Net earnings available to common stockholders	$642,169	$1,455,341	$1,483,708	$2,588,673
Diluted average shares outstanding:
Basic average shares outstanding	239,580	250,144	241,329	251,876
Dilutive effect of stock options and other	355	380	199	458
	239,935	250,524	241,528	252,334
Diluted net earnings per share	$2.68	$5.81	$6.14	$10.26

The number of shares that were not included in the diluted net earnings per share calculation, because to do so would have been anti-dilutive, was immaterial for all periods presented.

17. Subsequent Events

On July 23, 2024, Nucor acquired Rytec Corporation ("Rytec"), a manufacturer and seller of high-speed, high-performance commercial doors, for a cash purchase price of approximately $565 million. Rytec has two manufacturing facilities in Wisconsin. The Company believes this acquisition further executes its strategy to expand beyond its core steelmaking businesses into related downstream businesses. Rytec will be included in the steel products segment.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 79%, 59% and 75%, respectively, in the first six months of 2024, compared with approximately 82%, 67% and 76%, respectively, in the first six months of 2023.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $645.2 million, or $2.68 per diluted share, for the second quarter of 2024, which represented a decrease compared to net earnings attributable to Nucor stockholders of $1.46 billion, or $5.81 per diluted share, for the second quarter of 2023. Nucor reported net earnings attributable to Nucor stockholders of $1.49 billion, or $6.14 per diluted share, for the first six months of 2024, which represented a decrease compared to net earnings attributable to Nucor stockholders of $2.60 billion, or $10.26 per diluted share, for the first six months of 2023. Earnings decreased across all segments in the second quarter and first six months of 2024 as compared to second quarter and first six months of 2023.

The largest decrease in segment earnings in the second quarter of 2024 as compared to the second quarter of 2023 was in our steel mills segment, which experienced lower average selling prices and decreased volumes in the second quarter of 2024 as compared to the second quarter of 2023. The most impactful decreases on steel mills segment earnings in the second quarter of 2024 were at our sheet mills and bar mills. Steel mills segment earnings in the first six months of 2024 decreased compared to the first six months of 2023 due primarily to the decreased earnings of our bar mills.

In the steel products segment, average selling prices for our joist and deck products have moderated from historically high levels and have steadily declined from the beginning of 2023 through the first six months of 2024. The decrease in average selling prices at our joist and deck businesses were the largest contributors to the decreases in earnings of the steel products segment in the second quarter and first six months of 2024 as compared to the respective prior year periods. Our tubular products group had decreased earnings in the second quarter of 2024 as compared to the second quarter of 2023, due to those businesses facing higher-priced substrate in a declining sales price environment in the second quarter of 2024.

Earnings in the raw materials segment decreased in the second quarter and first six months of 2024 as compared to the second quarter and first six months of 2023, due to the decreased earnings of our scrap processing operations and DRI facilities.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the second quarter and first six months of 2024 as compared to the second quarter and first six months of 2023.

Net Sales

Net sales to external customers by segment for the second quarter and first six months of 2024 and 2023 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Steel mills	$4,858,205	$5,565,772	-13%	$10,026,983	$10,545,029	-5%
Steel products	2,702,776	3,442,862	-21%	5,219,644	6,718,859	-22%
Raw materials	516,191	514,622	-	967,628	969,348	-
Total net sales to external customers	$8,077,172	$9,523,256	-15%	$16,214,255	$18,233,236	-11%

Net sales for the second quarter of 2024 decreased 15% from the second quarter of 2023. Average sales price per ton decreased 11% from $1,446 in the second quarter of 2023 to $1,284 in the second quarter of 2024. Total tons shipped to external customers in the second quarter of 2024 were approximately 6,289,000 tons, a 5% decrease from the second quarter of 2023.

Net sales for the first six months of 2024 decreased 11% from the first six months of 2023. Average sales price per ton decreased 7% from $1,399 in the first six months of 2023 to $1,296 in the first six months of 2024. Total tons shipped to external customers in the first six months of 2024 were approximately 12,513,000 tons, a 4% decrease from the first six months of 2023.

In the steel mills segment, sales tons for the second quarter and first six months of 2024 and 2023 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Outside steel shipments	4,617	4,774	-3%	9,293	9,578	-3%
Inside steel shipments	1,250	1,205	4%	2,464	2,436	1%
Total steel shipments	5,867	5,979	-2%	11,757	12,014	-2%

Net sales for the steel mills segment decreased 13% in the second quarter of 2024 from the second quarter of 2023, due primarily to a 10% decrease in the average sales price per ton, from $1,168 to $1,051, and a 3% decrease in tons sold to external customers.

Net sales for the steel mills segment decreased 5% in the first six months of 2024 from the first six months of 2023, due primarily to a 2% decrease in the average sales price per ton, from $1,101 to $1,079, and a 3% decrease in tons sold to external customers.

Outside sales tonnage for the steel products segment for the second quarter and first six months of 2024 and 2023 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Joist sales	103	142	-27%	202	277	-27%
Deck sales	82	107	-23%	163	206	-21%
Cold finished sales	96	112	-14%	195	229	-15%
Rebar fabrication sales	265	332	-20%	503	611	-18%
Piling products sales	158	113	40%	256	214	20%
Tubular products sales	214	239	-10%	422	514	-18%
Other steel products sales	156	148	5%	298	283	5%
Total steel products sales	1,074	1,193	-10%	2,039	2,334	-13%

Net sales for the steel products segment decreased 21% in the second quarter of 2024 from the second quarter of 2023, due to a 13% decrease in the average sales price per ton, from $2,884 to $2,517, and a 10% decrease in shipping volumes. Average selling prices decreased across most businesses within the steel products segment in the second quarter of 2024 as compared to the second quarter of 2023, most notably at our joist and deck businesses.

Net sales for the steel products segment decreased 22% in the first six months of 2024 compared to the first six months of 2023, due to a 13% decrease in shipping volumes and an 11% decrease in the average sales price per ton, from $2,878 to $2,560. The most notable decreases in average selling prices in the first six months of 2024 as compared to the first six months of 2023 were at our joist and deck businesses.

Net sales for the raw materials segment in the second quarter of 2024 were comparable to the second quarter of 2023. In the second quarter of 2024, approximately 92% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 4% of outside sales were from the scrap processing operations of DJJ (approximately 94% and 3%, respectively, in the second quarter of 2023).

Net sales for the raw materials segment in the first six months of 2024 were comparable to the first six months of 2023. In the first six months of 2024, approximately 93% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 4% of outside sales were from the scrap processing operations of DJJ (approximately 93% and 3%, respectively, in the first six months of 2023).

Gross Margins

Nucor recorded gross margins of $1.19 billion (15%) in the second quarter of 2024, which decreased compared to $2.50 billion (26%) in the second quarter of 2023.

•
The decrease in gross margin in the second quarter of 2024 as compared to the second quarter of 2023 was due primarily to lower metal margins across the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the second quarter of 2024 was $396, a 13% decrease compared to $455 in the second quarter of 2023. The decrease in scrap and scrap substitute costs was more than offset by decreased average selling prices and lower shipments to external customers, resulting in lower total metal margins.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. As we enter the third quarter of 2024, we expect scrap prices to decrease compared to the second quarter of 2024.

•
Gross margins in the steel products segment decreased in the second quarter of 2024 compared to the second quarter of 2023, primarily due to decreases at our joist and deck businesses, which experienced decreases in average selling prices and volumes. Our tubular products businesses gross margins decreased in the second quarter of 2024 due to those businesses facing higher priced substrate in a declining sales price environment.
•
Pre-operating and start-up costs of new facilities were approximately $137 million in the second quarter of 2024 and approximately $90 million in the second quarter of 2023. Pre-operating and start-up costs in the second quarter of 2024 primarily included costs related to the plate mill in Kentucky, the sheet mill in West Virginia, the melt shop addition in Arizona and the rebar micro mill in North Carolina. Pre-operating and start-up costs in the second quarter of 2023 primarily included costs related to the plate mill in Kentucky, the sheet mill in West Virginia and the sheet mill expansion in Indiana. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the raw materials segment decreased in the second quarter of 2024 compared to the second quarter of 2023, primarily due to decreased gross margins at our scrap recycling operations and DRI facilities.

Nucor recorded gross margins of $2.72 billion (17%) in the first six months of 2024, which was a decrease compared to $4.50 billion (25%) in the first six months of 2023.

•
The largest decrease in gross margins in the first six months of 2024 compared to the first six months of 2023 was in the steel products segment, primarily due to the previously mentioned declines in gross margins at our joist and deck businesses.
•
In the steel mills segment, the average scrap and scrap substitute cost per gross ton used in the first six months of 2024 was $409, a 6% decrease compared to $435 in the first six months of 2023. Despite the decrease in average scrap and scrap substitute cost per gross ton, metal margin per ton was relatively flat in the first six months of 2024 as compared to the first six months of 2023 due to the previously mentioned decrease in average sales price per ton.

Gross margins for the steel mills segment decreased in the first six months of 2024 as compared to the first six months of 2023 primarily due to the decrease in volumes.
•
Pre-operating and start-up costs of new facilities increased to approximately $262 million in the first six months of 2024 from approximately $172 million in the first six months of 2023. Pre-operating and start-up costs in the first six months of 2024 primarily included costs related to the plate mill in Kentucky, the sheet mill in West Virginia, the rebar micro mill in North Carolina and the melt shop addition in Arizona. Pre-operating and start-up costs in the first six months of 2023 primarily included costs related to the plate mill in Kentucky, the sheet mill in West Virginia, and the sheet mill expansion in Indiana.

•
Gross margins in the raw materials segment decreased in the first six months of 2024 compared to the first six months of 2023, primarily due to decreased gross margins at our scrap recycling operations and DRI facilities.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $118.5 million in the second quarter of 2024 compared to the second quarter of 2023, and decreased by $165.4 million in the first six months of 2024 compared to the first six months of 2023. These decreases were due to Nucor's decreased profitability in the second quarter and first six months of 2024 compared to the respective prior year periods, which resulted in decreased expense related to profit sharing.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $9.0 million and $6.1 million in the second quarter of 2024 and 2023, respectively, and $18.8 million and $4.8 million in the first six months of 2024 and 2023, respectively. The equity in earnings of unconsolidated affiliates primarily relates to our investment in NuMit.

Interest (Income) Expense

Net interest (income) expense for the second quarter and first six months of 2024 and 2023 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest expense	$66,852	$60,806	$110,339	$123,488
Interest income	(69,158)	(56,208)	(150,432)	(108,707)
Interest (income) expense, net	$(2,306)	$4,598	$(40,093)	$14,781

Interest (income) expense increased in the second quarter of 2024 compared to the second quarter of 2023 mainly due to a decrease in capitalized interest. Interest expense decreased in the first six months of 2024 compared to the first six months of 2023 primarily due to an increase in capitalized interest.

Interest income increased in the second quarter and first six months of 2024 compared to the second quarter and first six months of 2023 primarily due to an increase in average interest rates on investments and higher average investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the second quarter and first six months of 2024 and 2023 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Steel mills	$645,315	$1,403,547	$1,747,566	$2,241,935
Steel products	441,391	1,010,789	952,950	1,981,591
Raw materials	39,396	138,411	48,977	196,551
Corporate/eliminations	(227,939)	(502,965)	(625,989)	(773,511)
	$898,163	$2,049,782	$2,123,504	$3,646,566

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS, CSI and NJSM. Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The decrease in earnings attributable to noncontrolling interests in the second quarter of 2024 compared to the second quarter of 2023 was primarily due to the decreased earnings of NYS and CSI, and the losses of NJSM in the current year (NJSM was not included in noncontrolling interests until the fourth quarter of 2023 when Nucor obtained a controlling interest). The decrease in earnings attributable to noncontrolling interests in the first six months of 2024 compared to the first six months of 2023 was primarily due to the decreased earnings of NYS and the losses of NJSM.

Provision for Income Taxes

The effective tax rate for the second quarter of 2024 was 20.7% compared to 22.6% for the second quarter of 2023. The decrease in the effective tax rate for the second quarter of 2024 as compared to the second quarter of 2023 was primarily due to increased federal tax credits and the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods. The expected effective tax rate for the full year of 2024 is approximately 21.5%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $202.6 million at June 29, 2024, exclusive of interest, could decrease by as much as $8.1 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The IRS is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 and 2018. The tax years 2017, 2021, and 2022 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2023 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $645.2 million, or $2.68 per diluted share, in the second quarter of 2024, as compared to net earnings attributable to Nucor stockholders of $1.46 billion, or $5.81 per diluted share, in the second quarter of 2023. Net earnings attributable to Nucor stockholders as a percentage of net sales were 8.0% and 15.3% in the second quarter of 2024 and 2023, respectively.

Nucor reported net earnings attributable to Nucor stockholders of $1.49 billion, or $6.14 per diluted share, in the first six months of 2024, as compared to net earnings attributable to Nucor stockholders of $2.60 billion, or $10.26 per diluted share, in the first six months of 2023. Net earnings attributable to Nucor stockholders as a percentage of net sales were 9.2% and 14.2% in the first six months of 2024 and 2023, respectively. Annualized return on average stockholders’ equity was 14.3% and 27.1% in the first six months of 2024 and 2023, respectively.

Outlook

We expect earnings in the third quarter of 2024 to decrease compared to the second quarter of 2024. The largest driver of the expected decrease in earnings in the third quarter of 2024 is the expected decrease in earnings of the steel mills segment, primarily due to lower average selling prices. We expect earnings in the steel products segment to decrease in the third quarter of 2024 as compared to the second quarter of 2024, primarily due to lower average selling prices. The earnings of the raw materials segment are expected to decrease in the third quarter of 2024 as compared to the second quarter of 2024.

While the U.S. economy has continued to avert a more pronounced downturn, we believe that it is becoming more evident that activity has softened as the year has progressed. We have also seen an increase in imports in 2024 as compared to 2023 and a “higher for longer” interest rate environment that we believe may have tempered or delayed some marginal demand. We believe the confluence of these factors is driving margin pressure on several of our products in the near term.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the second quarter of 2024 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

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

Nucor's cash and cash equivalents and short-term investments position remained strong at $5.43 billion as of June 29, 2024, compared with $7.13 billion as of December 31, 2023. Approximately $727.4 million of the cash and cash equivalents position at June 29, 2024, was held by our majority-owned and controlled joint ventures as compared to $1.05 billion at December 31, 2023.

Cash provided by operating activities was $1.94 billion in the first six months of 2024 as compared to $3.13 billion in the first six months of 2023. The $1.18 billion decrease was primarily driven by net earnings before noncontrolling interests of $1.67 billion for the first six months of 2024, which represented a decrease of $1.15 billion from net earnings before noncontrolling interests for the prior year period of $2.82 billion. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $367.8 million in the first six months of 2024 as compared to $310.0 million in the first six months of 2023.

The funding of our working capital in the first six months of 2024 decreased by $57.8 million compared to the first six months of 2023 mainly due to the change in accounts payable using $556.8 million more cash and federal income taxes providing $263.4 million less cash compared to the same period in 2023. These changes were offset by the change in inventories providing more cash of $507.7 million and the change in accounts receivable using less cash of $116.5 million. Additionally, the change in salaries, wages, and related accruals used less cash of $147.9 million in the first six months of 2024 as compared to the first six months of 2023, due primarily to the payout in the first six months of 2024 of incentive compensation (which was based on the Company's earnings in 2023) being less than the incentive compensation that was paid out in the first six months of 2023 (which was based on the Company's record earnings in 2022).

The current ratio was 2.9 at the end of the second quarter of 2024 and 3.6 at year-end 2023. The decrease in the current ratio at the end of the second quarter of 2024 compared to year-end 2023 was primarily due to the $2.13 billion, or 13%, decrease in current assets. The main driver of the decrease in current assets was the $1.70 billion, or 27%, decrease in cash and cash equivalents. Also contributing to the decrease in the current ratio was the $270.8 million, or 6%, increase in current liabilities. The increase in current liabilities was primarily due to the $1.00 billion increase in the current portion of long-term debt and finance lease obligations. These changes were offset by the $275.6 million decrease in accounts payable and the $468.9 million decrease in salaries, wages and related accruals.

Cash used in investing activities in the first six months of 2024 was $1.60 billion as compared to $1.38 billion in the first six months of 2023, an increase of $220.7 million. Cash used for capital expenditures of $1.47 billion in the first six months of 2024 increased by $414.1 million over the same period of 2023 primarily due to the sheet mill under construction in West Virginia, the sheet mill expansion in Indiana and the rebar micro mill under construction in North Carolina. Capital expenditures for 2024 are estimated to be approximately $3.50 billion as compared to $2.20 billion for 2023. The projects that we anticipate will have the largest capital expenditures in 2024 are the sheet mill under construction in West Virginia, the sheet mill expansion in Indiana,the rebar micro mill under construction in North Carolina and the construction of two manufacturing locations to expand Nucor Towers & Structures.

Cash used in financing activities in the first six months of 2024 was $2.09 billion as compared to $1.59 billion in the first six months of 2023. The primary uses of cash were stock repurchases of $1.50 billion in the first six months of 2024 as compared to $876.7 million in the first six months of 2023, which represented an increase of $624.6 million. Partially offsetting the increase in stock repurchases was the $73.6 million decrease in distributions to noncontrolling interests in the first six months of 2024 as compared to the first six months of 2023.

Nucor’s $1.75 billion revolving credit facility matures on November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of June 29, 2024, the funded debt to total capital ratio was 24.0% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of June 29, 2024.

In June 2024, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.54 per share payable on August 9, 2024 to stockholders of record on June 28, 2024. This dividend is Nucor’s 205th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2023. There were no interest rate swaps outstanding at June 29, 2024.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At June 29, 2024, accumulated other comprehensive loss, net of income taxes included $6.2 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at June 29, 2024, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$12,650	$31,720
Other commodities	$11,713	$29,223

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at June 29, 2024 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended June 29, 2024 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31, 2024 - April 27, 2024	-	$-	-	$2,321,465
April 28, 2024 - May 25, 2024	2,185	$172.21	2,185	$1,945,183
May 26, 2024 - June 29, 2024	744	$166.26	744	$1,821,482
For the Quarter Ended June 29, 2024	2,929		2,929

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

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended June 29, 2024, none of our directors or officers (as defined in Rule 16a-1-(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws of Nucor Corporation, as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))
10*	Executive Employment Agreement of Nicole B. Theophilus, former Executive Vice President of Talent and Human Resources (#)

10.1*	Executive Employment Agreement of Randy J. Spicer (#)

10.2*	Retirement, Separation, Waiver and Release Agreement, dated as of May 28, 2024, by and between Nucor Corporation and Douglas J. Jellison (#)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended June 29, 2024, filed August 7, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended June 29, 2024, filed August 7, 2024, formatted in Inline XBRL (included in Exhibit 101 above).

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

Dated: August 7, 2024