Form 10-Q
period 2024-09-28
NUCOR CORP
filed 2024-11-06
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

Yes ☐ No ☒

234,812,916 shares of the registrant’s common stock were outstanding at September 28, 2024.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended September 28, 2024

			Page
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 28, 2024 and September 30, 2023	1

		Condensed Consolidated Statements of Comprehensive Income – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended September 28, 2024 and September 30, 2023	2

		Condensed Consolidated Balance Sheets – September 28, 2024 and December 31, 2023	3

		Condensed Consolidated Statements of Cash Flows – Nine Months (39 Weeks) Ended September 28, 2024 and September 30, 2023	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4	Controls and Procedures	27

Part II	Other Information

	Item 1	Legal Proceedings	28

	Item 1A	Risk Factors	28

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 5	Other Information	29

	Item 6	Exhibits	30

Signatures			31

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$7,444,160	$8,775,734	$23,658,415	$27,008,970
Costs, expenses and other:
Cost of products sold	6,686,226	6,854,934	20,183,246	20,588,294
Marketing, administrative and other expenses	244,657	385,768	883,132	1,229,051
Equity in (earnings) losses of unconsolidated affiliates	(5,278)	1,083	(24,079)	(3,671)
Losses and impairments of assets	123,000	-	137,150	-
Interest expense (income), net	7,282	(14,133)	(32,811)	648
	7,055,887	7,227,652	21,146,638	21,814,322
Earnings before income taxes and noncontrolling interests	388,273	1,548,082	2,511,777	5,194,648
Provision for income taxes	85,448	326,827	537,847	1,154,689
Net earnings before noncontrolling interests	302,825	1,221,255	1,973,930	4,039,959
Earnings attributable to noncontrolling interests	52,915	79,749	233,962	300,557
Net earnings attributable to Nucor stockholders	$249,910	$1,141,506	$1,739,968	$3,739,402
Net earnings per share:
Basic	$1.05	$4.58	$7.23	$14.86
Diluted	$1.05	$4.57	$7.22	$14.83
Average shares outstanding:
Basic	236,462	248,504	239,701	250,752
Diluted	236,768	248,916	239,800	251,179

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net earnings before noncontrolling interests	$302,825	$1,221,255	$1,973,930	$4,039,959
Other comprehensive income (loss):
Net unrealized (loss) income on hedging derivatives, net of income taxes of $(1,900) and $(1,500) for the third quarter of 2024 and 2023, respectively, and $(3,600) and $(10,700) for the first nine months of 2024 and 2023, respectively	(6,055)	(4,779)	(11,171)	(33,782)
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $1,800 and $1,100 for the third quarter of 2024 and 2023, respectively, and $6,000 and $3,100 for the first nine months of 2024 and 2023, respectively	5,955	3,579	18,771	9,982
Foreign currency translation gain (loss), net of income taxes of $0 for the third quarter and first nine months of 2024 and 2023	9,505	(18,655)	(13,761)	12,490
	9,405	(19,855)	(6,161)	(11,310)
Comprehensive income	312,230	1,201,400	1,967,769	4,028,649
Comprehensive income attributable to noncontrolling interests	52,915	79,749	233,962	300,557
Comprehensive income attributable to Nucor stockholders	$259,315	$1,121,651	$1,733,807	$3,728,092

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,262,799	$6,383,298
Short-term investments	595,650	747,479
Accounts receivable, net	2,949,190	2,953,311
Inventories, net	5,126,493	5,577,758
Other current assets	587,085	724,012
Total current assets	13,521,217	16,385,858
Property, plant and equipment, net	12,580,243	11,049,767
Restricted cash and cash equivalents	-	3,494
Goodwill	4,273,610	3,968,847
Other intangible assets, net	3,194,261	3,108,015
Other assets	776,860	824,518
Total assets	$34,346,191	$35,340,499
LIABILITIES
Current liabilities:
Short-term debt	$213,751	$119,211
Current portion of long-term debt and finance lease obligations	1,040,380	74,102
Accounts payable	1,902,927	2,020,289
Salaries, wages and related accruals	974,568	1,326,390
Accrued expenses and other current liabilities	1,085,160	1,054,517
Total current liabilities	5,216,786	4,594,509
Long-term debt and finance lease obligations due after one year	5,684,936	6,648,873
Deferred credits and other liabilities	1,887,928	1,973,363
Total liabilities	12,789,650	13,216,745
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152,061	152,061
Additional paid-in capital	2,207,928	2,176,243
Retained earnings	30,113,666	28,762,045
Accumulated other comprehensive loss, net of income taxes	(168,233)	(162,072)
Treasury stock	(11,832,564)	(9,987,643)
Total Nucor stockholders' equity	20,472,858	20,940,634
Noncontrolling interests	1,083,683	1,183,120
Total equity	21,556,541	22,123,754
Total liabilities and equity	$34,346,191	$35,340,499

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023
Operating activities:
Net earnings before noncontrolling interests	$1,973,930	$4,039,959
Adjustments:
Depreciation	808,791	681,153
Amortization	189,146	175,701
Loss on assets	137,150	-
Stock-based compensation	114,280	101,107
Deferred income taxes	(92,468)	(25,750)
Distributions from affiliates	7,997	18,621
Equity in earnings of unconsolidated affiliates	(24,079)	(3,671)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	46,823	171,621
Inventories	496,048	209,056
Accounts payable	(206,730)	164,479
Federal income taxes	16,535	240,667
Salaries, wages and related accruals	(313,770)	(347,026)
Other operating activities	91,979	165,692
Cash provided by operating activities	3,245,632	5,591,609
Investing activities:
Capital expenditures	(2,293,859)	(1,496,248)
Investment in and advances to affiliates	(79)	(35,106)
Sale of business	1,438	-
Disposition of plant and equipment	11,834	8,617
Acquisitions (net of cash acquired)	(672,193)	-
Purchases of investments	(1,036,908)	(1,200,136)
Proceeds from the sale of investments	1,209,944	917,332
Other investing activities	9,607	(35,001)
Cash used in investing activities	(2,770,216)	(1,840,542)
Financing activities:
Net change in short-term debt	94,540	(13,142)
Repayment of long-term debt	(5,000)	(7,500)
Proceeds from exercise of stock options	3,357	10,350
Payment of tax withholdings on certain stock-based compensation	(50,213)	(44,456)
Distributions to noncontrolling interests	(333,399)	(412,404)
Cash dividends	(393,837)	(387,996)
Acquisition of treasury stock	(1,901,574)	(1,376,757)
Other financing activities	(10,724)	(12,437)
Cash used in financing activities	(2,596,850)	(2,244,342)
Effect of exchange rate changes on cash	(2,559)	837
(Decrease) Increase in cash and cash equivalents and restricted cash and cash equivalents	(2,123,993)	1,507,562
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	6,386,792	4,361,220
Cash and cash equivalents and restricted cash and cash equivalents - end of nine months	$4,262,799	$5,868,782
Non-cash investing activity:
Change in accrued plant and equipment purchases	$70,077	$40,126

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

2. Inventories

Inventories consisted of approximately 34% raw materials and supplies and 66% finished and semi-finished products at September 28, 2024 (approximately 37% and 63%, respectively, at December 31, 2023). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $12.50 billion at September 28, 2024 ($11.79 billion at December 31, 2023).

Included within property, plant and equipment, net, of the steel mills segment at September 28, 2024 is $241.6 million of assets, net of accumulated depreciation, related to our joint venture Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”). If NJSM’s financial performance continues to underperform its forecasts, management may determine that a triggering event has occurred and will perform an impairment assessment to determine if the carrying amount of NJSM’s property, plant and equipment, net, exceeds its projected undiscounted cash flows. A future assessment may result in the impairment of part or all of the carrying value of NJSM’s property, plant and equipment, net.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the nine months ended September 28, 2024 by segment was as follows (in thousands):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2023	$675,186	$2,514,172	$779,489	$3,968,847
Acquisitions	-	316,790	(8,166)	308,624
Translation/Other	-	(3,861)	-	(3,861)
Balance at September 28, 2024	$675,186	$2,827,101	$771,323	$4,273,610

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2023 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of September 28, 2024 and December 31, 2023 (in thousands):

	September 28, 2024		December 31, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,431,078	$1,455,570	$4,190,156	$1,295,778
Trademarks and trade names	387,219	186,217	372,153	168,363
Other	129,151	111,400	109,747	99,900
	$4,947,448	$1,753,187	$4,672,056	$1,564,041

Intangible asset amortization expense in the third quarter of 2024 and 2023 was $69.3 million and $58.5 million, respectively, and $189.1 million and $175.7 million in the first nine months of 2024 and 2023, respectively. Annual amortization expense is estimated to be $264.1 million in 2024; $252.8 million in 2025; $248.2 million in 2026; $244.8 million in 2027; and $238.4 million in 2028.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $153.2 million at September 28, 2024 ($159.0 million at December 31, 2023). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $128.1 million at September 28, 2024 ($133.6 million at December 31, 2023).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of September 28, 2024 and December 31, 2023 (in thousands). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 28, 2024
Assets:
Cash equivalents	$3,595,175	$3,595,175	$-	$-
Short-term investments	595,650	595,650	-	-
Derivative contracts	300	-	300	-
Other assets	57,904	18,825	-	39,079
Total assets	$4,249,029	$4,209,650	$300	$39,079
Liabilities:
Derivative contracts	$(15,198)	$-	$(15,198)	$-

As of December 31, 2023
Assets:
Cash equivalents	$5,724,549	$5,724,549	$-	$-
Short-term investments	747,479	747,479	-	-
Restricted cash and cash equivalents	3,494	3,494	-	-
Derivative contracts	-	-	-	-
Other assets	47,020	4,245	-	42,775
Total assets	$6,522,542	$6,479,767	$-	$42,775
Liabilities:
Derivative contracts	$(23,211)	$-	$(23,211)	$-

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

The fair value of short-term and long-term debt, including current maturities, was approximately $6.38 billion at September 28, 2024 (approximately $6.22 billion at December 31, 2023). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at September 28, 2024 and December 31, 2023, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first nine months of 2024 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	718	$78.33
Granted	73	$168.85
Exercised	(58)	$49.94		$8,211
Canceled	(3)	$168.85
Outstanding at September 28, 2024	730	$89.25	6.8 years	$45,774
Stock options exercisable at September 28, 2024	497	$64.24	5.9 years	$42,722

Compensation expense for stock options was $0.3 million and $0.4 million in the third quarter of 2024 and 2023, respectively, and $4.3 million in the first nine months of each of 2024 and 2023. As of September 28, 2024, unrecognized compensation expense related to stock options was $2.4 million, which we expect to recognize over a weighted-average period of 2.1 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first nine months of 2024 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	947	$124.89
Granted	749	$168.85
Vested	(632)	$143.23
Canceled	(19)	$149.35
Unvested at September 28, 2024	1,045	$144.87

Compensation expense for RSUs was $20.2 million and $14.0 million in the third quarter of 2024 and 2023, respectively, and $87.0 million and $74.7 million in the first nine months of 2024 and 2023, respectively. As of September 28, 2024, unrecognized compensation expense related to unvested RSUs was $120.7 million, which we expect to recognize over a weighted-average period of 1.3 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first nine months of 2024 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	210	$145.55
Granted	421	$187.54
Vested	(367)	$176.43
Canceled	-	$-
Unvested at September 28, 2024	264	$169.52

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $4.0 million and $3.1 million in the third quarter of 2024 and 2023, respectively, and $22.9 million and $22.5 million in the first nine months of 2024 and 2023, respectively. As of September 28, 2024, unrecognized compensation expense related to unvested restricted stock awards was $12.1 million, which we expect to recognize over a weighted-average period of 1.8 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $39.3 million and $148.6 million in the third quarter of 2024 and 2023, respectively, and $250.9 million and $505.2 million in the first nine months of 2024 and 2023, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense (income) for the third quarter and first nine months of 2024 and 2023 are as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest expense	$65,376	$63,228	$175,715	$186,716
Interest income	(58,094)	(77,361)	(208,526)	(186,068)
Interest expense (income), net	$7,282	$(14,133)	$(32,811)	$648

11. Income Taxes

The effective tax rate for the third quarter of 2024 was 22.0% compared to 21.1% for the third quarter of 2023.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 through 2018. The tax years 2021 through 2023 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2023 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $34.0 million at September 28, 2024 ($40.7 million at December 31, 2023). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.25 billion at September 28, 2024 ($1.33 billion at December 31, 2023).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) (“NYS”), California Steel Industries, Inc. (“CSI”) and NJSM - in each of which Nucor owns 51% (the third of which Nucor acquired an additional 1% interest in the fourth quarter of 2023, bringing its total equity ownership to a 51% controlling interest), for the three months and nine months ended September 28, 2024 and September 30, 2023 (in thousands):

		Three Months (13 Weeks) Ended September 28, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, June 29, 2024	$21,772,508	380,154	$152,061	$2,189,371	$29,991,834	$(177,638)	142,816	$(11,432,103)	$20,723,525	$1,048,983
Net earnings before noncontrolling interests	302,825	-	-	-	249,910	-	-	-	249,910	52,915
Other comprehensive income (loss)	9,405	-	-	-	-	9,405	-	-	9,405	-
Stock options exercised	-	-	-	-	-	-	-	-	-	-
Stock option expense	346	-	-	346	-	-	-	-	346	-
Issuance of stock under award plans, net of forfeitures	18,575	-	-	15,627	-	-	(40)	2,948	18,575	-
Amortization of unearned compensation	2,584	-	-	2,584	-	-	-	-	2,584	-
Treasury stock acquired and net impact of excise tax	(403,409)	-	-	-	-	-	2,565	(403,409)	(403,409)	-
Cash dividends declared	(128,078)	-	-	-	(128,078)	-	-	-	(128,078)	-
Distributions to noncontrolling interests	(18,215)	-	-	-	-	-	-	-	-	(18,215)
BALANCES, September 28, 2024	$21,556,541	380,154	$152,061	$2,207,928	$30,113,666	$(168,233)	145,341	$(11,832,564)	$20,472,858	$1,083,683

		Nine Months (39 Weeks) Ended September 28, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2023	$22,123,754	380,154	$152,061	$2,176,243	$28,762,045	$(162,072)	135,252	$(9,987,643)	$20,940,634	$1,183,120
Net earnings before noncontrolling interests	1,973,930	-	-	-	1,739,968	-	-	-	1,739,968	233,962
Other comprehensive income (loss)	(6,161)	-	-	-	-	(6,161)	-	-	(6,161)	-
Stock options exercised	2,880	-	-	(1,570)	-	-	(58)	4,450	2,880	-
Stock option expense	4,364	-	-	4,364	-	-	-	-	4,364	-
Issuance of stock under award plans, net of forfeitures	90,865	-	-	21,207	-	-	(886)	69,658	90,865	-
Amortization of unearned compensation	7,684	-	-	7,684	-	-	-	-	7,684	-
Treasury stock acquired and net impact of excise tax	(1,919,029)	-	-	-	-	-	11,033	(1,919,029)	(1,919,029)	-
Cash dividends declared	(388,347)	-	-	-	(388,347)	-	-	-	(388,347)	-
Distributions to noncontrolling interests	(333,399)	-	-	-	-	-	-	-	-	(333,399)
BALANCES, September 28, 2024	$21,556,541	380,154	$152,061	$2,207,928	$30,113,666	$(168,233)	145,341	$(11,832,564)	$20,472,858	$1,083,683

		Three Months (13 Weeks) Ended September 30, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 1, 2023	$20,940,928	380,154	$152,061	$2,149,693	$27,095,661	$(128,972)	131,431	$(9,314,764)	$19,953,679	$987,249
Net earnings before noncontrolling interests	1,221,255	-	-	-	1,141,506	-	-	-	1,141,506	79,749
Other comprehensive income (loss)	(19,855)	-	-	-	-	(19,855)	-	-	(19,855)	-
Stock options exercised	3,227	-	-	(386)	-	-	(50)	3,613	3,227	-
Stock option expense	392	-	-	392	-	-	-	-	392	-
									-
Issuance of stock under award plans, net of forfeitures	16,353	-	-	14,337	-	-	(28)	2,016	16,353	-
Amortization of unearned compensation	1,599	-	-	1,599	-	-	-	-	1,599	-
Treasury stock acquired and net impact of excise tax	(504,242)	-	-	-	-	-	2,962	(504,242)	(504,242)	-
Cash dividends declared	(126,942)	-	-	-	(126,942)	-	-	-	(126,942)	-
Distributions to noncontrolling interests	(23,633)	-	-	-	-	-	-	-	-	(23,633)
BALANCES, September 30, 2023	$21,509,082	380,154	$152,061	$2,165,635	$28,110,225	$(148,827)	134,315	$(9,813,377)	$20,465,717	$1,043,365

		Nine Months (39 Weeks) Ended September 30, 2023
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2022	$19,569,906	380,154	$152,061	$2,143,520	$24,754,873	$(137,517)	126,661	$(8,498,243)	$18,414,694	$1,155,212
Net earnings before noncontrolling interests	4,039,959	-	-	-	3,739,402	-	-	-	3,739,402	300,557
Other comprehensive income (loss)	(11,310)	-	-	-	-	(11,310)	-	-	(11,310)	-
Stock options exercised	10,350	-	-	(2,135)	-	-	(181)	12,485	10,350	-
Stock option expense	4,314	-	-	4,314	-	-	-	-	4,314	-
Issuance of stock under award plans, net of forfeitures	76,322	-	-	15,072	-	-	(917)	61,250	76,322	-
Amortization of unearned compensation	4,864	-	-	4,864	-	-	-	-	4,864	-
Treasury stock acquired and net impact of excise tax	(1,388,869)	-	-	-	-	-	8,752	(1,388,869)	(1,388,869)	-
Cash dividends declared	(384,050)	-	-	-	(384,050)	-	-	-	(384,050)	-
Distributions to noncontrolling interests	(412,404)	-	-	-	-	-	-	-	-	(412,404)
BALANCES, September 30, 2023	$21,509,082	380,154	$152,061	$2,165,635	$28,110,225	$(148,827)	134,315	$(9,813,377)	$20,465,717	$1,043,365

Dividends declared per share were $0.54 per share in the third quarter of 2024 ($0.51 per share in the third quarter of 2023) and $1.62 per share in the first nine months of 2024 ($1.53 per share in the first nine months of 2023).

On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of September 28, 2024, the Company had approximately $1.42 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	Three-Month (13-Week) Period Ended
	September 28, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at June 29, 2024	$(6,200)	$(182,441)	$11,003	$(177,638)
Other comprehensive income (loss) before reclassifications	(6,055)	9,505	-	3,450
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	5,955	-	-	5,955
Net current-period other comprehensive income (loss)	(100)	9,505	-	9,405
Accumulated other comprehensive income (loss) at September 28, 2024	$(6,300)	$(172,936)	$11,003	$(168,233)

	Nine-Month (39-Week) Period Ended
	September 28, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2023	$(13,900)	$(159,175)	$11,003	$(162,072)
Other comprehensive income (loss) before reclassifications	(11,171)	(13,761)	-	(24,932)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	18,771	-	-	18,771
Net current-period other comprehensive income (loss)	7,600	(13,761)	-	(6,161)
Accumulated other comprehensive income (loss) at September 28, 2024	$(6,300)	$(172,936)	$11,003	$(168,233)

(1)
Includes $5,955 and $18,771 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2024, respectively. The tax impact of those reclassifications was $1,800 and $6,000 in the third quarter and first nine months of 2024, respectively.

	Three-Month (13-Week) Period Ended
	September 30, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 1, 2023	$3,500	$(149,071)	$16,599	$(128,972)
Other comprehensive income (loss) before reclassifications	(4,779)	(18,655)	-	(23,434)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	3,579	-	-	3,579
Net current-period other comprehensive income (loss)	(1,200)	(18,655)	-	(19,855)
Accumulated other comprehensive income (loss) at September 30, 2023	$2,300	$(167,726)	$16,599	$(148,827)

	Nine-Month (39-Week) Period Ended
	September 30, 2023
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$26,100	$(180,216)	$16,599	$(137,517)
Other comprehensive income (loss) before reclassifications	(33,782)	12,490	-	(21,292)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	9,982	-	-	9,982
Net current-period other comprehensive income (loss)	(23,800)	12,490	-	(11,310)
Accumulated other comprehensive income (loss) at September 30, 2023	$2,300	$(167,726)	$16,599	$(148,827)

(2)
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

Corporate/eliminations include items such as net interest expense (income), charges and credits associated with changes in allowances to eliminate intercompany profit in inventory, profit sharing expense and stock-based compensation. Corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash and cash equivalents, allowances to eliminate intercompany profit in inventory, deferred income tax assets, federal and state income taxes receivable and investments in and advances to affiliates.

Nucor’s results by segment for the third quarter and first nine months of 2024 and 2023 were as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales to external customers:
Steel mills	$4,459,509	$5,091,479	$14,486,492	$15,636,508
Steel products	2,496,160	3,235,969	7,715,804	9,954,828
Raw materials	488,491	448,286	1,456,119	1,417,634
	$7,444,160	$8,775,734	$23,658,415	$27,008,970
Intercompany sales:
Steel mills	$983,070	$1,201,648	$3,405,794	$3,726,346
Steel products	124,159	132,481	416,628	333,099
Raw materials	2,743,191	2,894,079	8,602,394	9,653,600
Corporate/eliminations	(3,850,420)	(4,228,208)	(12,424,816)	(13,713,045)
	$-	$-	$-	$-
Earnings before income taxes and noncontrolling interests:
Steel mills	$309,123	$882,614	$2,056,689	$3,124,549
Steel products	313,972	806,731	1,266,922	2,788,322
Raw materials	(66,332)	71,367	(17,355)	267,918
Corporate/eliminations	(168,490)	(212,630)	(794,479)	(986,141)
	$388,273	$1,548,082	$2,511,777	$5,194,648

	September 28, 2024	December 31, 2023
Segment assets:
Steel mills	$16,122,916	$15,407,266
Steel products	11,516,513	10,914,870
Raw materials	3,406,496	3,546,759
Corporate/eliminations	3,300,266	5,471,604
	$34,346,191	$35,340,499

15. Revenue

The following tables disaggregate our revenue by major source for the third quarter and first nine months of 2024 and 2023 (in thousands):

	Three Months (13 Weeks) Ended September 28, 2024				Nine Months (39 Weeks) Ended September 28, 2024
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,196,380	$-	$-	$2,196,380	$7,302,649	$-	$-	$7,302,649
Bar	1,263,897	-	-	1,263,897	3,960,110	-	-	3,960,110
Structural	534,931	-	-	534,931	1,704,945	-	-	1,704,945
Plate	464,301	-	-	464,301	1,518,788	-	-	1,518,788
Tubular Products	-	291,425	-	291,425	-	1,004,884	-	1,004,884
Rebar Fabrication	-	487,093	-	487,093	-	1,361,759	-	1,361,759
Joist	-	274,903	-	274,903	-	944,227	-	944,227
Deck	-	242,356	-	242,356	-	770,423	-	770,423
Building Systems	-	341,965	-	341,965	-	1,016,497	-	1,016,497
Other Steel Products	-	858,418	-	858,418	-	2,618,014	-	2,618,014
Raw Materials	-	-	488,491	488,491	-	-	1,456,119	1,456,119
	$4,459,509	$2,496,160	$488,491	$7,444,160	$14,486,492	$7,715,804	$1,456,119	$23,658,415

	Three Months (13 Weeks) Ended September 30, 2023				Nine Months (39 Weeks) Ended September 30, 2023
	Steel Mills	Steel Products	Raw Materials	Total	Steel Mills	Steel Products	Raw Materials	Total
Sheet	$2,351,705	$-	$-	$2,351,705	$7,100,216	$-	$-	$7,100,216
Bar	1,448,433	-	-	1,448,433	4,646,285	-	-	4,646,285
Structural	626,633	-	-	626,633	1,846,892	-	-	1,846,892
Plate	664,708	-	-	664,708	2,043,115	-	-	2,043,115
Tubular Products	-	370,472	-	370,472	-	1,246,006	-	1,246,006
Rebar Fabrication	-	604,684	-	604,684	-	1,718,615	-	1,718,615
Joist	-	528,018	-	528,018	-	1,802,809	-	1,802,809
Deck	-	411,352	-	411,352	-	1,370,570	-	1,370,570
Building Systems	-	392,658	-	392,658	-	1,017,706	-	1,017,706
Other Steel Products	-	928,785	-	928,785	-	2,799,122	-	2,799,122
Raw Materials	-	-	448,286	448,286	-	-	1,417,634	1,417,634
	$5,091,479	$3,235,969	$448,286	$8,775,734	$15,636,508	$9,954,828	$1,417,634	$27,008,970

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $207.6 million as of September 28, 2024 ($313.8 million as of December 31, 2023) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2024 and 2023 are as follows (in thousands, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic net earnings per share:
Basic net earnings	$249,910	$1,141,506	$1,739,968	$3,739,402
Earnings allocated to participating securities	(1,117)	(4,501)	(7,556)	(13,788)
Net earnings available to common stockholders	$248,793	$1,137,005	$1,732,412	$3,725,614
Basic average shares outstanding	236,462	248,504	239,701	250,752
Basic net earnings per share	$1.05	$4.58	$7.23	$14.86
Diluted net earnings per share:
Diluted net earnings	$249,910	$1,141,506	$1,739,968	$3,739,402
Earnings allocated to participating securities	(1,117)	(4,488)	(7,546)	(13,747)
Net earnings available to common stockholders	$248,793	$1,137,018	$1,732,422	$3,725,655
Diluted average shares outstanding:
Basic average shares outstanding	236,462	248,504	239,701	250,752
Dilutive effect of stock options and other	306	412	99	427
	236,768	248,916	239,800	251,179
Diluted net earnings per share	$1.05	$4.57	$7.22	$14.83

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2024 and 2023 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Anti-dilutive stock options:
Weighted-average shares	70	-	23	-
Weighted-average exercise price	$168.85	$-	$168.85	$-

17. Acquisitions

Acquisition of Rytec Corporation

On July 23, 2024, Nucor used cash on hand to acquire the assets of Rytec Corporation ("Rytec") for a purchase price, net of cash and debt acquired, of approximately $565 million. Rytec is a manufacturer and seller of high-performance overhead doors. Rytec produces spiral metal doors for warehouses, manufacturing facilities, auto dealerships, and parking garages, as well as durable fabric doors that are used in cold storage, manufacturing and clean room applications. We believe this acquisition will help Nucor and C.H.I. Overhead Doors, LLC continue to grow their sales to the commercial market. The Rytec financial results are included as part of the steel products segment (see Note 14) beginning on July 23, 2024, the date Nucor acquired Rytec.

We allocated the purchase price for Rytec to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Rytec as of July 23, 2024, the date of acquisition (in thousands):

Cash	$1,263
Accounts receivable	34,812
Inventory	32,477
Other current assets	1,475
Property, plant and equipment	31,948
Goodwill	274,036
Other intangible assets	215,000
Other assets	58
Total assets acquired	591,069
Accounts payable	16,474
Salary, wages and related accruals	5,003
Other current liabilities	4,261
Total liabilities assumed	25,738
Net assets acquired	$565,331

The following table summarizes the purchase price allocation to the identifiable intangible assets of Rytec as of July 23, 2024, the date of acquisition (in thousands, except years):

		Weighted-
		Average Life
Customer relationships	$185,000	15 years
Trademarks and trade names	16,000	10 years
Other intangibles	14,000	< 1 year
	$215,000

The goodwill of $274.0 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment (see Note 14). The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $274.0 million, all of which is deductible for tax purposes. Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of Rytec and, therefore, this information is not presented.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 77%, 59% and 73%, respectively, in the first nine months of 2024 compared with approximately 80%, 66% and 74%, respectively, in the first nine months of 2023.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $249.9 million, or $1.05 per diluted share, for the third quarter of 2024, as compared to net earnings attributable to Nucor stockholders of $1.14 billion, or $4.57 per diluted share, for the third quarter of 2023.

Included in the third quarter of 2024 net earnings was $123.0 million of losses and impairments of assets (none in the third quarter of 2023). Of that amount, $83.0 million related to certain non-current assets in the raw materials segment and $40.0 million related to certain non-current assets in the steel products segment.

Excluding the losses and impairments of assets, the largest driver of the decrease in earnings in the third quarter of 2024 compared to the third quarter of 2023 was the decreased earnings of the steel mills segment. Though shipments to outside customers improved slightly in the third quarter of 2024 as compared to the third quarter of 2023, metal margins decreased significantly as average selling prices decreased across all product groups within the steel mills segment. The steel products segment’s earnings in the third quarter of 2024 decreased significantly compared to the third quarter of 2023. The primary driver of the decrease in the earnings of the steel products segment was the decreased earnings of our joist and deck businesses, which had decreased average selling prices and lower volumes. Earnings in the raw materials segment decreased in the third quarter of 2024 compared to the third quarter of 2023, primarily due to the decreased performance of our scrap processing and DRI operations.

Nucor reported net earnings attributable to Nucor stockholders of $1.74 billion, or $7.22 per diluted share, for the first nine months of 2024, as compared to net earnings attributable to Nucor stockholders of $3.74 billion, or $14.83 per diluted share, for the first nine months of 2023. Earnings decreased across all three segments for the first nine months of 2024 as compared to the first nine months of 2023, with the largest decrease in the steel products segment. In the steel products segment, average selling prices for our joist and deck businesses have moderated from historically high levels and steadily declined from the beginning of 2023 through the first nine months of 2024. The decrease in average selling prices, combined with lower volumes for the joist and deck businesses, were the largest contributors to the decrease in the earnings of the steel products segment in the first nine months of 2024 as compared to the first nine months of 2023. The steel mills segment's earnings decreased in the first nine months of 2024 compared to the first nine months of 2023, primarily due to lower metal margins caused by lower average selling prices and decreased volumes. Earnings in the raw materials segment decreased in the first nine months of 2024 compared to the first nine months of 2023, primarily due to the decreased earnings of our scrap processing and DRI operations.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the third quarter and first nine months of 2024 as compared to the third quarter and first nine months of 2023.

Net Sales

Net sales to external customers by segment for the third quarter and first nine months of 2024 and 2023 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Steel mills	$4,459,509	$5,091,479	-12%	$14,486,492	$15,636,508	-7%
Steel products	2,496,160	3,235,969	-23%	7,715,804	9,954,828	-22%
Raw materials	488,491	448,286	9%	1,456,119	1,417,634	3%
Total net sales to external customers	$7,444,160	$8,775,734	-15%	$23,658,415	$27,008,970	-12%

Net sales for the third quarter of 2024 decreased 15% from the third quarter of 2023. Average sales price per ton decreased 15% from $1,406 in the third quarter of 2023 to $1,201 in the third quarter of 2024. Total tons shipped to outside customers in the third quarter of 2024 were approximately 6,196,000 tons, a 1% decrease from the third quarter of 2023.

Net sales for the first nine months of 2024 decreased 12% from the first nine months of 2023. Average sales price per ton decreased 10% from $1,402 in the first nine months of 2023 to $1,265 in the first nine months of 2024. Total tons shipped to outside customers in the first nine months of 2024 were approximately 18,709,000 tons, a 3% decrease from the first nine months of 2023.

In the steel mills segment, sales tons for the third quarter and first nine months of 2024 and 2023 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Outside steel shipments	4,607	4,578	1%	13,900	14,156	-2%
Inside steel shipments	1,112	1,168	-5%	3,576	3,604	-1%
Total steel shipments	5,719	5,746	-	17,476	17,760	-2%

Net sales for the steel mills segment decreased 12% in the third quarter of 2024 from the third quarter of 2023, due primarily to a 13% decrease in the average sales price per ton, from $1,114 to $967.

Net sales for the steel mills segment decreased 7% in the first nine months of 2024 from the first nine months of 2023, due primarily to a 6% decrease in the average sales price per ton, from $1,105 to $1,042, and a 2% decrease in volumes.

Outside sales tonnage for the steel products segment for the third quarter and first nine months of 2024 and 2023 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Joist sales	90	127	-29%	292	404	-28%
Deck sales	79	104	-24%	242	310	-22%
Rebar fabrication products sales	278	307	-9%	781	918	-15%
Tubular products sales	213	223	-4%	635	737	-14%
Building systems sales	60	71	-15%	181	185	-2%
Other steel products sales	291	309	-6%	919	921	-
Total steel products sales	1,011	1,141	-11%	3,050	3,475	-12%

Net sales for the steel products segment decreased 23% in the third quarter of 2024 compared to the third quarter of 2023, due to an 11% decrease in shipping volumes and a 13% decrease in the average sales price per ton, from $2,837 to $2,469.

Net sales for the steel products segment decreased 22% in the first nine months of 2024 compared to the first nine months of 2023, due to a 12% decrease in shipping volumes and a 12% decrease in the average sales price per ton, from $2,865 to $2,530.

Net sales for the raw materials segment increased 9% in the third quarter of 2024 compared to the third quarter of 2023, due to increased tons shipped to outside customers by the scrap brokerage operations of DJJ. In the third quarter of 2024, approximately 93% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (approximately 92% and 4%, respectively, in the third quarter of 2023).

Net sales for the raw materials segment increased 3% in the first nine months of 2024 compared to the first nine months of 2023, due to increased tons shipped to outside customers by the scrap brokerage operations of DJJ. In the first nine months of 2024, approximately 93% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 4% of outside sales were from the scrap processing operations of DJJ (approximately 93% and 3%, respectively, in the first nine months of 2023).

Gross Margins

Nucor recorded gross margins of $757.9 million (10%) in the third quarter of 2024, which was a decrease compared to $1.92 billion (22%) in the third quarter of 2023.

•
The largest driver of the decrease in gross margins in the third quarter of 2024 as compared to the third quarter of 2023 was lower metal margins across the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. In the steel mills segment, the average scrap and scrap substitute cost per gross ton used in the third quarter of 2024 was $378, a 9% decrease compared to $415 in the third quarter of 2023. Though scrap and scrap substitute costs decreased in the third quarter of 2024 as compared to the third quarter of 2023, total metal margin dollars decreased as the decrease in average selling prices outpaced the decrease in scrap and scrap substitute costs.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. As we enter the fourth quarter of 2024, scrap prices are comparable to the third quarter of 2024.

•
Gross margins in the steel products segment decreased in the third quarter of 2024 compared to the third quarter of 2023, primarily due to decreases at our joist and deck businesses.
•
Pre-operating and start-up costs of new facilities were approximately $168 million in the third quarter of 2024 and approximately $100 million in the third quarter of 2023. Pre-operating and start-up costs in the third quarter of both 2024 and 2023 primarily included costs related to the plate mill in Kentucky and the sheet mill under construction in West Virginia. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the raw materials segment decreased in the third quarter of 2024 as compared to the third quarter of 2023 primarily due to the decreased earnings of the scrap processing and DRI operations.

Nucor recorded gross margins of $3.48 billion (15%) in the first nine months of 2024, which was a decrease compared to $6.42 billion (24%) in the first nine months of 2023.

•
The largest driver of the decrease in gross margins in the first nine months of 2024 as compared to the first nine months of 2023 was the decreased earnings of the steel products segment, which was primarily due to the decreased profitability of our joist and deck businesses.
•
In the steel mills segment, the average scrap and scrap substitute cost per gross ton used in the first nine months of 2024 was $399, a 7% decrease compared to $429 in the first nine months of 2023. However, the decrease in scrap and scrap substitute costs was more than offset by the decreases in average selling prices and volumes, resulting in lower metal margins.
•
Pre-operating and start-up costs of new facilities increased to approximately $430 million in the first nine months of 2024 from approximately $273 million in the first nine months of 2023. Pre-operating and start-up costs in the first nine months of both 2024 and 2023 primarily included costs related to the plate mill in Kentucky and the sheet mill under construction in West Virginia.
•
Gross margins in the raw materials segment decreased in the first nine months of 2024 as compared to the first nine months of 2023 primarily due to the decreased earnings of the scrap processing and DRI operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $119.7 million in the third quarter of 2024 as compared to the third quarter of 2023, and decreased by $285.1 million in the first nine months of 2024 as compared to the first nine months of 2023. These decreases were due to Nucor's decreased profitability in the third quarter and first nine months of 2024 as compared to the respective prior year periods, which resulted in decreased accruals related to profit sharing.

Equity in (Earnings) Losses of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $5.3 million in the third quarter of 2024, and equity in losses of unconsolidated affiliates was $1.1 million in the third quarter of 2023. Equity in earnings of unconsolidated affiliates was $24.1 million and $3.7 million in the first nine months of 2024 and 2023, respectively. The increases in equity method investment earnings were primarily due to the increased results of NuMit.

Losses and Impairments of Assets

Included in the third quarter of 2024 net earnings was $123.0 million of losses and impairments of assets (none in the third quarter of 2023). During the third quarter of 2024, management determined it was probable that a long-term note receivable in the raw materials segment was no longer collectable and recorded an $83.0 million impairment charge to fully reserve the note receivable. The remaining $40.0 million is related to certain non-current assets, mostly property, plant and equipment, net, related to a business in the steel products segment.

Interest Expense (Income)

Net interest expense (income) for the third quarter and first nine months of 2024 and 2023 was as follows (in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Interest expense	$65,376	$63,228	$175,715	$186,716
Interest income	(58,094)	(77,361)	(208,526)	(186,068)
Interest expense (income), net	$7,282	$(14,133)	$(32,811)	$648

Interest expense increased in the third quarter of 2024 compared to the third quarter of 2023 due to higher average interest rates on debt and an increase in average debt outstanding. Interest expense decreased in the first nine months of 2024 compared to the first nine months of 2023 due to an increase in capitalized interest.

Interest income decreased in the third quarter of 2024 compared to the third quarter of 2023 due to a decrease in average investment levels. Interest income increased in the first nine months of 2024 compared to the first nine months of 2023 primarily due to an increase in average interest rates on cash investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2024 and 2023 (in thousands). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Steel mills	$309,123	$882,614	$2,056,689	$3,124,549
Steel products	313,972	806,731	1,266,922	2,788,322
Raw materials	(66,332)	71,367	(17,355)	267,918
Corporate/eliminations	(168,490)	(212,630)	(794,479)	(986,141)
	$388,273	$1,548,082	$2,511,777	$5,194,648

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS, CSI and NJSM. Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The decrease in earnings attributable to noncontrolling interests in the third quarter of 2024 compared to the third quarter of 2023 was primarily due to the decreased earnings of NYS and CSI, and the losses of NJSM in the current year (NJSM was not included in noncontrolling interests until the fourth quarter of 2023, when Nucor obtained a controlling interest). The decrease in earnings attributable to noncontrolling interests in the first nine months of 2024 compared to the first nine months of 2023 was primarily due to the decreased earnings of NYS and CSI, and the losses of NJSM in the current year.

Provision for Income Taxes

The effective tax rate for the third quarter of 2024 was 22.0% compared to 21.1% for the third quarter of 2023. The expected effective tax rate for the full year of 2024 is approximately 21.5%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $213.8 million at September 28, 2024, exclusive of interest, could decrease by as much as $9.2 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The IRS is currently examining Nucor’s 2015, 2019 and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 through 2018. The tax years 2021 through 2023 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2023 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $249.9 million, or $1.05 per diluted share, in the third quarter of 2024 as compared to net earnings attributable to Nucor stockholders of $1.14 billion, or $4.57 per diluted share, in the third quarter of 2023. Net earnings attributable to Nucor stockholders as a percentage of net sales were 3.4% and 13.0% in the third quarter of 2024 and 2023, respectively.

Nucor reported net earnings attributable to Nucor stockholders of $1.74 billion, or $7.22 per diluted share, in the first nine months of 2024 as compared to net earnings attributable to Nucor stockholders of $3.74 billion, or $14.83 per diluted share, in the first nine months of 2023. Net earnings attributable to Nucor stockholders as a percentage of net sales were 7.4% and 13.8% in the first nine months of 2024 and 2023, respectively. Annualized return on average stockholders’ equity was 11.2% and 25.6% in the first nine months of 2024 and 2023, respectively.

Outlook

We expect consolidated net earnings attributable to Nucor stockholders in the fourth quarter of 2024 to decrease compared to earnings per diluted share of $1.05 reported for the third quarter of 2024. The largest driver of the expected decrease in earnings in the fourth quarter of 2024 is the expected decrease in earnings of the steel mills segment caused by lower average selling prices and decreased volumes. We expect earnings in the steel products segment to decrease in the fourth quarter of 2024 as compared to the third quarter of 2024 due to lower average selling prices and decreased volumes. The earnings of the raw materials segment are expected to increase in the fourth quarter of 2024 as compared to the third quarter of 2024 (excluding the impairment charge taken during the third quarter of 2024).

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the third quarter of 2024 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

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

Our liquidity position as of September 28, 2024 remained strong, consisting of total cash and cash equivalents and short-term investments of $4.86 billion ($7.13 billion as of December 31, 2023). Approximately $899.1 million of the cash and cash equivalents position at September 28, 2024, was held by our majority-owned and controlled subsidiaries as compared to $1.05 billion at December 31, 2023.

Cash provided by operating activities was $3.25 billion in the first nine months of 2024 as compared to $5.59 billion in the first nine months of 2023. The $2.34 billion decrease was primarily driven by net earnings before noncontrolling interests of $1.97 billion for the first nine months of 2024, which represented a decrease of $2.07 billion from net earnings before noncontrolling interests for the prior year period of $4.04 billion. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions and dispositions) provided cash of $130.9 million in the first nine months of 2024 as compared to $604.5 million in the first nine months of 2023.

The funding provided by our working capital in the first nine months of 2024 decreased by $473.6 million compared to the first nine months of 2023 mainly due to the change in accounts payable using $371.2 million more cash, federal income taxes providing less cash of $224.1 million and the change in accounts receivable providing $124.8 million less cash compared to the same period in 2023. These changes were partially offset by the change in inventories providing more cash of $287.0 million.

The current ratio was 2.6 at the end of the third quarter of 2024 and 3.6 at year-end 2023. The decrease in the current ratio at the end of the third quarter of 2024 compared to year-end 2023 was primarily due to the $2.86 billion, or 17%, decrease in current assets. The main driver of the decrease in current assets was the $2.12 billion, or 33% decrease in cash and cash equivalents. Also contributing to the decrease in the current ratio was the $622.3 million, or 14%, increase in current liabilities. The increase in current liabilities was primarily due to the $966.3 million increase in the current portion of long-term debt and finance lease obligations and the $94.5 million increase in short-term debt. These changes were offset by the $117.4 million decrease in accounts payable and the $351.8 million decrease in salaries, wages and related accruals.

Cash used in investing activities in the first nine months of 2024 was $2.77 billion as compared to $1.84 billion in the first nine months of 2023, an increase of $929.7 million. Cash used for capital expenditures of $2.29 billion in the first nine months of 2024 increased by $797.6 million as compared to the same period of 2023 primarily due to the sheet mill under construction in West Virginia, the sheet mill expansion in Indiana and the rebar micro mill under construction in North Carolina. Capital expenditures for 2024 are estimated to be approximately $3.2 billion as compared to $2.20 billion for 2023. The projects that we anticipate will have the largest capital expenditures in 2024 are the sheet mill under construction in West Virginia, the sheet mill expansion in Indiana, the rebar micro mill under construction in North Carolina and the construction of two manufacturing locations to expand Nucor Towers & Structures. Also contributing to the increase in cash used in investing activities in the first nine months of 2024 over the same period of 2023 was the acquisition (net of cash acquired) of Rytec for approximately $565.0 million during the third quarter of 2024.

Cash used in financing activities in the first nine months of 2024 was $2.60 billion as compared to $2.24 billion in the first nine months of 2023. The primary uses of cash were stock repurchases of $1.90 billion in the first nine months of 2024 as compared to $1.38 billion in the first nine months of 2023, which represented an increase of $524.8 million. Partially offsetting the increase in stock repurchases was the $79.0 million decrease in distributions to noncontrolling interests in the first nine months of 2024 as compared to the first nine months of 2023.

Nucor’s $1.75 billion revolving credit facility matures on November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of September 28, 2024, the funded debt to total capital ratio was 24.4% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of September 28, 2024.

In September 2024, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.54 per share payable on November 8, 2024 to stockholders of record on September 27, 2024. This dividend is Nucor’s 206th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2023. There were no interest rate swaps outstanding at September 28, 2024.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At September 28, 2024, accumulated other comprehensive loss, net of income taxes included $6.3 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at September 28, 2024, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in thousands):

Commodity Derivative	10% Change	25% Change
Natural gas	$12,914	$32,286
Other commodities	$12,402	$30,979

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at September 28, 2024 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended September 28, 2024 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 30, 2024 - July 27, 2024	1,460	$158.61	1,460	$1,589,993
July 28, 2024 - August 24, 2024	1,105	$152.71	1,105	$1,421,191
August 25, 2024 - September 28, 2024	-	$-	-	$1,421,191
For the Quarter Ended September 28, 2024	2,565		2,565

(1)
Includes commissions of $0.11 per share.
(2)
On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended September 28, 2024, filed November 6, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended September 28, 2024, filed November 6, 2024, formatted in Inline XBRL (included in Exhibit 101 above).

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

Dated: November 6, 2024