Form 10-K
period 2024-12-31
NUCOR CORP
filed 2025-02-27
CIK 73309

K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $37.27 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2024.

The number of shares of the registrant’s common stock outstanding as of February 20, 2025 was 230,535,835.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to stockholders for the year ended December 31, 2024, which will be posted to the registrant's website and furnished to the SEC subsequent to the date hereof are incorporated by reference into Part II of this report to the extent described herein. Portions of the registrant’s definitive proxy statement to be filed with the SEC in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2024, we recycled approximately 18 million gross tons of scrap steel.

Segments, Principal Products Produced, and Markets and Marketing

Nucor reports its results in three segments: steel mills, steel products and raw materials. The steel mills segment is Nucor’s largest segment, representing 61% of the Company’s sales to external customers in the year ended December 31, 2024.

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

Steel mills segment

In the steel mills segment, Nucor produces sheet steel (hot-rolled, cold-rolled and galvanized), plate steel, structural steel (wide-flange beams, beam blanks, H-piling and sheet piling) and bar steel (blooms, billets, concrete reinforcing bar, merchant bar and engineered special bar quality (“SBQ”)). Nucor manufactures steel principally from scrap steel and scrap steel substitutes using electric arc furnaces (“EAFs”) along with continuous casting and automated rolling mills. The steel mills segment also includes Nucor’s equity method investment in NuMit LLC (“NuMit”) (see “Steel joint venture”- below), as well as international trading and distribution companies that buy and sell steel manufactured by the Company and other steel producers.

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada and Mexico. The steel mills segment sold approximately 18,480,000 tons to outside customers in 2024. In 2024, 80% of the shipments made by our steel mills segment were to external customers. The remaining 20% of the steel mills segment’s shipments went to our steel products segment.

•
Bar mills - Nucor has 15 bar mills located across the United States that manufacture a broad range of products, including concrete reinforcing bars, hot-rolled bars, rounds, light shapes, structural angles, channels, wire rod and highway products in carbon and alloy steels. Four of the bar mills have a significant focus on manufacturing SBQ and wire rod products.

Steel produced by our bar mills has a wide usage serving end markets, including the agricultural, automotive, construction, energy, infrastructure, machinery, metal building, railroad, recreational equipment, shipbuilding, heavy truck and trailer market segments. Considering Nucor’s production capabilities and the mix of bar products generally produced and marketed, the capacity of the bar mills is estimated at approximately 9,560,000 tons per year.

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

Nucor produces hot-rolled, cold-rolled and galvanized sheet steel to customers’ specifications. Contract sales within the steel mills segment are most notable in our sheet operations, as it is common for contract sales to account for the majority of sheet sales in a given year. We estimate that greater than 80% of our sheet steel sales in 2024 were to contract customers. These sheet sales contracts are noncancellable agreements that generally incorporate monthly or quarterly price adjustments reflecting changes in the current market-based indices and/or raw material cost, and typically have terms ranging from six to 12 months. The balance of our sheet steel sales were made in the spot market at prevailing prices at the time of sale. The number of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions.

Nucor owns a 51% controlling economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). NJSM is a joint venture with JFE Steel Corporation (“JFE”) of Japan that operates a galvanized sheet steel plant in central Mexico with an annual capacity of approximately 400,000 tons, that is expected to supply the country’s automotive market.

In January 2022, Nucor announced it had selected Mason County, West Virginia as the site for its new three-million-ton state-of-the-art sheet mill. When operational, the new mill will be equipped to produce 84-inch sheet products, and among other features, will include a 76-inch tandem cold mill and two galvanizing lines capable of producing advanced high-end automotive and construction grades.

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

•
Plate mills - Nucor operates three plate mills that produce plate for manufacturers of barges, bridges, heavy equipment, rail cars, refinery tanks, ships, wind towers and other items. Our products are further used in the pipe and tube, pressure vessel, transportation and construction industries. Considering Nucor’s production capabilities and the mix of plate products generally produced and marketed, the capacity of the plate mills is estimated at approximately 3,600,000 tons per year.

Certain plate steel products come in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders.

•
Steel joint venture - Nucor owns a 50% economic and voting interest in NuMit, a company that owns 100% of the equity interest in Steel Technologies LLC (“Steel Technologies”), an operator of 32 strategically located sheet processing facilities in the United States, Canada and Mexico. Steel Technologies transforms flat-rolled steel into products that meet exacting specifications for customers in a wide range of industries, including the automotive, agricultural and consumer goods markets.

Steel products segment

In the steel products segment, Nucor produces steel joists and joist girders, steel deck, galvanized torque tubes used in solar arrays, hollow structural section (“HSS”) steel tubing, electrical conduit, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, steel grating and expanded metal, wire and wire mesh, metal building systems, insulated metal panels, steel racking for warehouse systems and data centers, overhead doors, and utility towers and structures for communications and energy transmission. The steel products segment also includes our piling distributor.

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

Our steel products businesses primarily serve the nonresidential construction and infrastructure markets. Our door technologies businesses also serve the garage door repair and replacement market.

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

•
Tubular products – The Nucor Tubular Products (“NTP”) group has eight tubular facilities that are located in close proximity to Nucor’s sheet mills. The NTP group produces HSS steel tubing, mechanical steel tubing, galvanized solar torque tube, piling, sprinkler pipe, heat-treated tubing and electrical conduit. HSS steel tubing, mechanical steel tubing and sprinkler pipe are used in structural and mechanical applications, including nonresidential construction, infrastructure, agricultural, automotive and construction equipment end-use markets. Heat-treated tubing and electrical conduit are primarily used to protect and route electrical wiring in various nonresidential structures such as hospitals, schools, office buildings, data centers, hotels, stadiums and shopping malls. Galvanized solar torque tube is an essential component for ground-mount solar systems.
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

•
Cold finish - Nucor Cold Finish (“NCF”) is the largest and most diversified producer of cold finished bar products for a wide range of industrial markets in North America, with assets in Canada, Mexico and throughout the United States. The total capacity of the Nucor cold finished bar and wire facilities is approximately 1,065,000 tons per year.

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

Nucor produces mesh at Nucor Steel Connecticut, Inc. and Nucor Wire Products Utah. Nucor also produces mesh in Canada at Laurel Steel.

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

The sizes of the buildings that can be produced range from less than 1,000 square feet to more than 1,000,000 square feet. Complete metal building packages can be customized and combined with other materials such as glass, wood, insulated metal panels and masonry to produce cost-effective, energy efficient, aesthetically pleasing buildings designed to the customers’ special requirements. The buildings are sold primarily through independent builder distribution networks in order to provide fast-track, customized solutions for building owners. The primary markets served are commercial, industrial and institutional buildings, including distribution centers, data centers, automobile dealerships, retail centers, schools and manufacturing facilities.

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
•
Racking – Nucor Racking Group (“NRG”) produces and installs standard and custom designed steel racking systems for warehouse applications, including rack supported buildings and warehouses designed to leverage emerging automatic storage and retrieval (ASRS) technology. In April 2024 we acquired Southwest Data Products, Inc. to expand and enhance NRG's ability to serve the rapidly growing data center market with steel racking and other products. NRG's added capabilities now include airflow containment structures, cabinet/enclosures, caging and other products for both new data centers and data center retrofits. NRG now has five primary manufacturing locations and a team of dedicated installers.

•
Door Technologies – In June 2022, Nucor acquired C.H.I. Overhead Doors, LLC (“CHI”), a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. We believe that by leveraging Nucor’s existing sales channels into the broader nonresidential construction market we can facilitate CHI’s continuing growth. CHI has two manufacturing locations.

In July 2024, Nucor acquired Rytec Corporation ("Rytec"), a leading manufacturer and seller of high-speed, high-performance commercial doors. We believe adding high-performance doors will create cross selling opportunities with other Nucor businesses. Rytec has two manufacturing facilities

•
Towers & Structures – In August 2022, Nucor acquired Summit Utility Structures LLC and a related company, Sovereign Steel Manufacturing LLC. These companies form Nucor Towers & Structures (“NTS”). NTS produces metal poles and other steel structures for utility infrastructure and highway signage.

In 2023, Nucor announced it will build new manufacturing locations to expand NTS adjacent to Nucor's existing steel mills in Decatur, Alabama and Crawfordsville, Indiana. Construction on those locations is in process and we expect them to be complete in 2025. In 2024, Nucor announced an additional NTS location to be built in Brigham City, Utah.

Raw materials segment

In the raw materials segment, Nucor produces direct reduced iron ("DRI") and, through The David J. Joseph Company and its affiliates ("DJJ"), brokers ferrous and nonferrous metals, pig iron, hot briquetted iron and DRI; supplies ferro-alloys; and processes ferrous and nonferrous scrap metal. The raw materials segment also includes our natural gas production operations and our industrial gas business, Universal Industrial Gases. Nucor’s raw materials investments are focused on creating an advantage for its steelmaking operations, through a global information network and a multi-pronged and flexible approach to raw materials supply.

•
Scrap recycling and brokerage operations - DJJ operates six regional scrap recycling companies across the United States that together have shredders capable of processing approximately 5,648,000 tons of ferrous scrap annually. DJJ’s scrap recycling operations use expertise and technology to maximize metal recovery and minimize waste.

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

Our primary external customers for ferrous scrap are EAF steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing nonferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills, and other processors and consumers of various nonferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2024, approximately 8% of the ferrous and nonferrous metals and scrap substitute tons we brokered and processed were sold to external customers. We consumed the balance in our steel mills.

•
Direct reduced iron operations - DRI is a substitute material for high-quality grades of scrap and pig iron. Nucor operates two DRI plants which supplied approximately 3,500,000 metric tons of material with world-class metallization rates and carbon content to our steel mills in 2024. Nucor’s wholly owned subsidiary, Nu-Iron Unlimited, is located in Trinidad and benefits from a low-cost supply of natural gas and favorable logistics for inbound iron ore and shipment of DRI to the United States. Nucor’s second DRI plant in Louisiana also benefits from favorable logistics and proximity to its steel mill customers.

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

•
Process Gases – Universal Industrial Gases ("UIG") provides the capability to build and operate our own air separation units to serve our steel mills, providing us with an alternative to long-term service contracts with outside providers. Where economies of scale and regional market conditions warrant, we can also sell excess output from these plants on a merchant basis. As of December 31, 2024, Nucor had six industrial gas plants operating, and eight others at various stages of commissioning, construction, or planning.

Customers and Markets

We have a diverse customer base and are not dependent on any single customer. Our largest single customer in 2024 represented approximately 5% of sales and consistently pays within terms. Our steel mills use a significant portion of the products of the raw materials segment while our steel products segment uses approximately 20% of our steel mills' output.

We believe that nonresidential construction is the largest end-use market that we serve. Products from our steel mills and steel products segments are used in a variety of nonresidential construction applications (e.g., commercial, industrial and infrastructure).

In recent years, we have come to see our EAF-based steelmaking method, with its lower GHG intensity when compared with blast furnace technology that is reliant on mined or extracted virgin iron ore and coking coal, as a competitive advantage for reasons beyond its flexible, highly variable cost base. Customers are expressing greater concern for the GHG emissions in their supply chains and are prioritizing sourcing their steel requirements from EAF steelmakers for incorporation into their projects and products.

We have developed branded product lines to leverage this, and other advantages conferred by our specialized capabilities:

•
Our AEOSTM line of high-strength, low-alloy steel beams is one such example. AEOSTM’s benefits are increasingly recognized by Nucor’s customers in the construction sector. These include savings in terms of construction time, weight, space and overall environmental impact.

•
Our ECONIQTM line of net zero carbon steel is another example. We launched ECONIQTM during 2021 and continue to find interest from customers in both the automotive and construction end-use markets. These are the two largest end-use markets for steel in the United States.

•
Our ElcyonTM line of sustainable heavy gauge steel plate product will be made specifically for wind energy producers. We launched ElcyonTM in January 2023 and plan to manufacture this product at our new plate mill in Brandenburg, Kentucky.

We have also invested in people and processes to organize more of our commercial activities around large customers and end-use markets. We have developed dedicated teams tasked with developing relationships and educating decision makers in these sectors.

General Development of Our Business in Recent Years

Consistent with our strategy to Grow the Core, Expand Beyond and Live our Culture, Nucor has invested significant capital in recent years to expand our product portfolio to include more value-added steel mill products and capabilities, improve our cost structure, enhance our operational flexibility and increase our exposure to markets with attractive growth prospects, such as data centers and renewable energy. These investments totaled approximately $11.84 billion over the last three years, with approximately 63% going to capital expenditures and the remainder going to acquisitions. We believe that these investments will help us deliver higher returns on invested capital and long-term growth. Further, we believe shifting our product mix to a greater proportion of value-added products will make our overall business less volatile.

In our steel mills segment, Nucor has initiated several new capital projects and an acquisition of a majority ownership position of a steel mill over recent years to support our expansion of value-added product offerings and cost-reduction strategies.

•
In July 2022, Nucor completed construction of its approximately $650 million investment to modernize and expand the production capability at its Gallatin flat-rolled sheet mill located in Ghent, Kentucky. The project increased the production capability of the mill from approximately 1,600,000 tons to approximately 2,800,000 tons annually. This enables the Gallatin mill to cast new, thicker slabs and wider coils, expanding our product capabilities so that we can serve new markets, such as API (American Petroleum Institute) grade pipelines and new opportunities in the heavy equipment sector.

•
Nucor has completed construction of its approximately $1.70 billion state-of-the-art plate mill in Brandenburg, Kentucky on the Ohio River. The new plate mill rolled its first plate in December 2022 and began shipping tons to customers in the first quarter of 2023. We expect the mill to be capable of producing approximately 1,200,000 tons per year of steel plate products. With the capability to manufacture nearly all the different types of plate products consumed in the United States, we believe this mill will position Nucor as the supplier of choice in the domestic plate market.

•
In January 2022, Nucor announced that its new state-of-the-art sheet mill will be located in Mason County, West Virginia. Construction of the new sheet mill began in the third quarter of 2023 and the mill is expected to be completed by the end of 2026. In February 2025, Nucor’s Board of Directors approved the allocation of additional capital to the project as the estimate of total construction costs increased to approximately $4 billion. Factors contributing to the increased cost estimate include higher labor, material and equipment costs. The State of West Virginia has committed $350 million for the project. Nucor expects its net cash outlay for the West Virginia sheet mill will be approximately $3.65 billion.

Nucor Steel West Virginia is expected to have an annual production capacity of approximately 3,000,000 tons. The new mill will be equipped to produce 84-inch sheet products, and among other features, will include a 76-inch tandem cold mill and two galvanizing lines. Galvanizing capabilities will include an advanced automotive line with full inspection capabilities as well as a construction-grade line. In addition to its advanced capabilities and strategic location, the new greenfield mill’s product mix is anticipated to have a significantly lower GHG intensity than blast furnace based competitors who have historically supplied the region.

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

Our acquisition of CSI expanded the reach of Nucor’s sheet mill group to the west coast of the United States and increased our exposure to more value-added sheet steel. CSI’s product capabilities include hot-rolled, pickled and oiled, cold-rolled and galvanized sheet steels. Its annual capacity is approximately 2,000,000 tons.

•
In April 2022, Nucor announced that it will build its new rebar micro mill, with spooling capabilities, in Lexington, North Carolina. This will be Nucor's third rebar micro mill, joining its existing micro mills in Missouri and Florida. We expect this $440 million investment to have an annual capacity of approximately 430,000 tons and we expect it to be in operation in 2025.

These mills are referred to as micro mills because they have a smaller operational footprint than our traditional rebar mills, as well as less productive capacity – typically about 400,000 tons per year. This makes them suitable for regional markets and enables us to serve these markets with a logistics cost advantage relative to competitors operating from further away. Micro mills also have a lower environmental footprint due to their smaller size and the fact that their plant design does not include a natural gas fired reheat furnace that is common in many steel mills.

Nucor has made strategic acquisitions in the steel products segment over the last three years. These were largely to further the Expand Beyond component of our strategy.

•
In April 2022, Nucor expanded its steel racking capabilities by acquiring Elite Storage Solutions for $75 million.

In April 2024, Nucor acquired Southwest Data Products, Inc. ("SWDP"), a manufacturer and installer of data center infrastructure for $115 million. SWDP provides Nucor with expanded capabilities in airflow containment structures, as well as new product capabilities that include manufacturing cabinets/enclosures and caging for data centers and installation services.

These acquisitions combined with Nucor’s initial steel racking business, Hannibal, form the NRG group.

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

•
In July 2024, Nucor acquired Rytec Corporation, a manufacturer and seller of high-speed, high-performance commercial doors, for $565 million. We believe the combination of Rytec and CHI will create an overhead door platform designed to deliver superior product breadth and solutions to Nucor's commercial customers.

Capital Allocation Strategy

Our highest capital allocation priority is to invest in our business for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, greenfield expansions and acquisitions.

Our second priority is to return capital to our stockholders through cash dividends and share repurchases. Nucor has paid $1.57 billion in dividends to its stockholders during the past three years. That dividend payout represents 7% of cash flows from operations during that three-year period. The

Company repurchased $2.22 billion of its common stock in 2024 ($1.55 billion in 2023 and $2.76 billion in 2022).

We intend to return at least 40% of our net income to stockholders over time via a combination of both cash dividends and share repurchases. Over the past three years, we have returned approximately 57% of our net income in this manner. At December 31, 2024, the Company had approximately $1.11 billion available for share repurchases under the currently authorized share repurchase program.

We intend to execute on our capital allocation strategy while maintaining a strong balance sheet, with relatively low financial leverage, as measured in terms of funded debt to total capital, as well as ample liquidity. At year-end 2024, our debt to total capital was approximately 25% and we had cash and cash equivalents, short-term investments and restricted cash and cash equivalents on hand of $4.14 billion. At the end of 2024, Nucor had the strongest credit ratings in the North American steel sector (A-/A-/Baa1) with stable outlooks at Standard & Poor’s and Fitch Ratings and a positive outlook at Moody’s.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products and raw materials. These markets are highly competitive with many domestic and foreign firms participating, and, as a result of this highly competitive environment, we find that we primarily compete on price and service.

In our steel mills segment, our EAF steel mills face many different forms of competition, including domestic integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other domestic EAF steel mills, steel imports and alternative materials. Large domestic integrated steel producers have the ability to manufacture a variety of products but are often burdened with higher capital and fixed operating costs. EAF-based steel producers, such as Nucor, are sensitive to increases in scrap prices but tend to have lower capital and fixed operating costs compared with large integrated steel producers. EAF-based steel producers also typically emit fewer GHGs per ton of steel produced than integrated steel producers.

Fluctuations in the supply of steel from non U.S. competitors are a source of significant volatility in our primary markets. Finished steel imports supplied approximately 23% of U.S. demand in 2024, an increase of 3.7% from 2023. Increases in the volume of steel and fabricated steel products tend to occur during periods of relatively stronger U.S. economic conditions, or a stronger U.S. dollar, resulting in U.S. domestic pricing that is attractive to our foreign competitors.

Many of these non-U.S. based competitors operate in non-market economies and are often state subsidized or state owned, such that employment stability or other concerns take priority over the need to generate returns on their capital. They can receive support in the form of direct subsidies, low-cost energy, labor, raw material and capital. They also often face less stringent environmental and safety regulations and can benefit from an artificially low exchange rate relative to the U.S. dollar.

Many Chinese steel producers receive these kinds of support and China continues to be the largest steel producing country. In 2024, despite a continuing downturn in its property market and a government-mandated freeze on steel output in order to lower carbon emissions, China still produced more than one billion tons of steel, accounting for approximately 53% of all steel produced globally. China exported 122 million net tons in 2024, which was their highest level of exports since 2015, dampening steel prices in markets around the world.

Trade remedies implemented by the U.S. International Trade Commission, (“the USITC”) such as antidumping duties ("AD") and countervailing duties ("CVD") and similar measures play a key role in allowing the American steel industry to compete on a level playing field against unfairly traded imports. There are currently 128 AD/CVD orders in place on core steel product lines made by Nucor, and sunset reviews are typically held with respect to specific exporters and products every five years.

During 2024, sunset review hearings by the U.S. International Trade Commission (the "USITC") kept in place AD orders on rebar imports from several countries, as well as circular welded pipe imports from China. Also during 2024, U.S. steel producers also initiated a new trade case seeking AD/CVD orders against imports of corrosion-resistant flat-rolled steel products ("CORE") from 10 different countries. The U.S. Department of Commerce and the USITC are expected to issue their final determinations later in 2025.

Circumvention of trade duties also continues to pose a threat. Besides producing over a billion tons of steel in its own country, China continues to invest heavily in steel production in other countries to avoid being subject to trade duties on exports to the U.S. market. Most of the investment being done by Chinese state-owned companies outside of the country’s borders is occurring in other Southeast Asia countries and Africa.

The Section 232 steel tariffs enacted in 2018 have also been effective in keeping unfairly traded imports out of the U.S. market. However, over time their impact has waned, due to the granting of country exemptions, product exclusions and quota arrangements. On February 10, 2025, President Trump issued an executive order reimposing Section 232 25% tariffs on steel imports from all sources, ending country and product exemptions, and broadening the application of the tariffs on fabricated steel products. This order is scheduled to go into effect on March 12, 2025.

Tariffs and quota arrangements impacting steel and steel products may be enacted, enforced, extended, modified or terminated in the future. No assurance can be given as to the timing or extent of any of these changes.

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

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $2.13 billion and $2.71 billion at December 31, 2024 and 2023, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from other Nucor businesses. Nucor’s backlog of orders in the steel products segment was approximately $4.02 billion and $4.97 billion at December 31, 2024 and 2023, respectively. The majority of these orders are expected to be filled within one year. Order backlog within our raw materials segment is not meaningful because the vast majority of the raw materials that segment produces are used internally.

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

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average cost of scrap and scrap substitutes used in our steel mills segment decreased approximately 6% from $421 per gross ton used in 2023 to $394 per gross ton used in 2024. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce one ton of steel. We employ variable steel pricing mechanisms so that we are better able to maintain operating margins and meet our customer commitments as scrap and scrap substitute costs fluctuate.

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

We purchase pig iron as needed primarily from overseas sources. We received over 1,500,000 gross tons of pig iron in 2024. Our DRI plants in Trinidad and Louisiana supplied approximately 3,350,000 metric tons of DRI to our steel mills in 2024. The primary raw material for our DRI facilities is pelletized iron ore, which we purchase from various international suppliers.

The primary raw material for our steel products segment is steel produced by Nucor’s steel mills.

Energy Consumption and Costs

Steel manufacturing is an energy-intensive, trade exposed industry. As a result, we continuously strive to make our operations in all three of our business segments more energy efficient. In addition, we proactively engage with suppliers, regulators and other energy industry participants to ensure the continued domestic availability of reliable, low-cost sources of energy in various forms.

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

The availability and prices of electricity and natural gas are influenced by many factors, including changes in supply and demand, the regulatory environment, technological innovation, and pipeline/transmission infrastructure.

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

As the leading U.S. supplier of numerous essential steel products using primarily recycled ferrous scrap metal, we believe we are in a competitively advantageous position. Our circular production process has one third the GHG emissions intensity of the average traditional extractive steelmaking process using a blast furnace.

We are committed to further reducing our GHG footprint over time. In November 2023, we announced net-zero, science-based greenhouse gas (GHG) targets for 2050 and established a new interim emissions reduction target for 2030. These new GHG intensity targets are defined by the Global Steel Climate Council’s ("GSCC") “Steel Climate Standard”, an ambitious standard that is aligned with both the Paris Climate Agreement’s emission reduction goals for the steel sector by 2050, and the International Energy Agency’s “Net Zero by 2050: A Roadmap for the Global Energy System” glidepath.

Nucor’s net-zero 2050 and interim 2030 targets include scopes 1, 2, and 3 emissions from the production of hot rolled steel as defined by the GSCC, making Nucor the first diversified steelmaker in the U.S. to set GHG reduction targets encompassing all three scopes. In December 2024, the GSCC independently certified both science-based targets set in accordance with the GSCC’s Steel Climate Standard.

We plan to achieve our goals by increasing the use of clean electricity, deploying carbon capture and sequestration where practical and developing near zero GHG ironmaking technologies, as well as through the development and deployment of technologies enabling us to reduce our consumption of injection and charge carbon and natural gas.

Clean Electricity Initiatives

GHG emissions associated with our consumption of electrical power constitute approximately 32% of our current footprint.

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

Carbon Capture and Sequestration (CCS) Activity

In 2023, we signed an agreement with ExxonMobil Corporation ("ExxonMobil") to capture, transport, and inject carbon from our DRI plant in Convent, Louisiana. ExxonMobil will capture between 600,000 and 800,000 metric tons per year of CO2 from our DRI plant and store the CO2 at an ExxonMobil-owned deep underground geological formation in Texas. We expect start-up in 2026. ExxonMobil will receive the related tax credits and pay us a fee for each ton of CO2 we supply.

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

We have entered into a partnership with Tata Steel to explore the possibility of scaling and commercializing HIsarna, a technology that enables the production of high-purity iron from low grade iron ore fines without using coke ovens. Coke ovens consume bituminous coal at high temperature to make coke, an essential ingredient for producing iron in a blast furnace. Both coke ovens and blast furnaces are GHG emissions intensive. While the HIsarna process produces GHG emissions, its CO2 rich waste gas stream can be efficiently captured and sequestered. HIsarna also produces a slag co-product that has high value for use in the cement industry.

Government Regulations

Our business operations are subject to numerous federal, state and local laws and regulations, the most significant of which are intended to protect our teammates and the environment. Due to the nature of the steel industry, we are subject to substantial regulations related to safety in the workplace. In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal health and safety regulations and environmental regulations, the most significant of which are enforced by the Occupational Safety and Health Administration (“OSHA”) and the Environmental Protection Agency ("EPA"). Safety and environmental stewardship are important values to Nucor. We expect that capital expenditures we will direct toward our efforts in these areas will total approximately $344 million in 2025.

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

The primary raw material of Nucor’s steelmaking operations is scrap metal. The process of melting scrap metal to make steel generates particulate matter emissions that includes contaminants such as paint, zinc, lead, chrome and other metals. Initially, the particulate matter captured and collected is classified as a listed hazardous waste under the RCRA. However, because these contaminants contain valuable metals, this EAF dust is recycled to recover these metals. Nucor sends all but a small fraction of the EAF dust it collects to recycling facilities that recover the zinc, lead, chrome and other valuable metals from this dust.

In addition to recycling EAF dust, Nucor mills beneficially reuse steel slag in road materials as a granular base, embankments, engineered fill, highway shoulders, and hot mix asphalt pavement. The physical, chemical, mechanical and thermal properties of steel slag provide a vital resource for construction companies and activities. We take considerable pride in our recycling efforts.

Not only does the RCRA establish standards for the management of solid and hazardous wastes, the RCRA also addresses the environmental impact of contamination from waste disposal activities and from recycling and storage of most wastes. Periodically, past waste disposal activities that were legal when conducted that may now pose a contamination threat are discovered. When the EPA determines that properties are contaminated, Nucor quickly evaluates such claims and, if Nucor is determined to be responsible, we do our part to remediate our share of such issues. Nucor believes all identified liabilities under the RCRA are either currently being resolved or have been fully resolved.

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

Capital expenditures at our existing facilities that are associated with environmental regulation compliance for 2025 and 2026 are estimated to be less than $100 million per year.

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

THE NUCOR WAY

SAFETY

INTEGRITY

TRUST

INNOVATION

OPEN COMMUNICATION

TEAMWORK

INCLUSION

COURAGE

CAN-DO ATTITUDE

OWNERSHIP

CULTURAL VALUES

NUCOR®

Nucor has a streamlined organizational structure that allows our teammates to make quick decisions and innovate. Our organization is also highly decentralized, with most day-to-day operating decisions made by our division general managers and their teams. With approximately 32,700 teammates, fewer than 200 work in our principal executive offices in Charlotte, North Carolina. By empowering our teammates, our goal is to foster an entrepreneurial mindset, along with a strong sense of personal responsibility and a culture of accountability and belonging. This empowerment is reinforced by our compensation policies (see discussion on “Pay for Performance” in Our Teammates - Compensation, Training & Development section below) to drive results and contribute to our success.

Teammate input is essential for us to maintain our culture of empowered teammates enabling efficient operational decisions. Aside from our practice of everyday open communication, we periodically ask our teammates to formally provide feedback. Since 1986, we have asked our teammates to complete a comprehensive survey in order to gather feedback on a range of topics, including matters relating to the effectiveness of our culture. We view the survey as an important tool in continually improving our company and ensuring our teammates remain engaged and satisfied. This survey is conducted every three years, the last of which was conducted in 2022. In the most recent survey, 89% of the responses were favorable in the category of “Satisfaction & Commitment.” The overall percentage of negative responses in the most recent survey has dropped by 25 percentage points since the survey began in 1986. The next survey will be conducted in the summer of 2025. Teammates of certain previously acquired businesses – which accounted for approximately 13% of our workforce as of December 31, 2024 – complete a comparable survey that has also shown an improving trend over time.

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

Nucor calculates the annual Injury/Illness Rate by dividing the number of work-related injuries and illnesses by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year. In 2024, we achieved an annual Injury/Illness Rate of 0.77, which marks the safest year in the Company's history. This marks an improvement over our annual Injury/Illness Rate of 0.79 in 2023.

Nucor uses the DART Case Rate to assess and manage the risk of serious injury in the workplace. Nucor calculates the annual DART Case Rate by dividing the number of cases resulting in days away from work, restricted work activity and/or job transfers by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year. In 2024, we achieved an annual DART Case Rate of 0.41 (0.36 in 2023).

Since 1998, Nucor has used the President’s Safety Award to recognize divisions that achieve strong records of safety performance based on objective metrics. The President’s Safety Award has the following three levels: Platinum, which is awarded to divisions with zero recordable illnesses or injuries; Gold, which is awarded to divisions that have an Illness/Injury Rate below 0.6 and a DART Case Rate below one-third of the national average for their NAICS code; and Silver, which is awarded to divisions that achieve one-third the national average on Illness/Injury Rate and DART Case Rate. In 2024, 28 divisions achieved the Platinum level award, 24 divisions achieved the Gold level award and 19 divisions achieved the Silver level award. Nucor also has 24 OSHA Voluntary Protection Program Sites, OSHA’s highest level of recognition.

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

We believe, however, that safety is about more than just avoiding injuries. At Nucor, safety means making sure our teammates feel safe, welcome and valued when they come to work each day. We are accelerating our efforts with the objective of ensuring that each teammate feels a sense of belonging at Nucor. By creating an inclusive workplace, we believe we will attract top talent, foster innovation, increase a sense of empowerment and make Nucor a stronger company.

Some of the relevant initiatives include:

•
Conducting focused discussion groups to share experiences of the workplace and the effects of race and gender;
•
Taking feedback onboard to enhance training and development;
•
Webcasts by diverse senior leaders sharing their career progression and life experiences, and
•
Increasing focus and intensity of engagement with supportive external partners, such as:
o
National Society of Black Engineers;

o
Society of Women Engineers;
o
National Society of Hispanic Professional Engineers;
o
Tuskegee University; and
o
Black Engineer of the Year Award.

Our Teammates - Compensation, Training & Development

Nucor had approximately 32,700 teammates as of December 31, 2024. The vast majority of our teammates are located in the United States, with only a small number of teammates located outside of North America. Our operations are highly automated, allowing us to improve safety outcomes and take advantage of lower employment costs while still providing our teammates with compensation that we believe is highly competitive as compared to businesses in our industry. At Nucor, we believe in “Pay-for-Performance.” Nucor teammates typically earn a significant part of their compensation based on their productivity. Production teammates work under group incentives that provide increased earnings for increased production. This additional incentive compensation is paid weekly in most cases. Nucor has also historically contributed 10% of earnings before federal taxes to a profit sharing plan for the majority of teammates below the officer level. We believe such compensation practices incentivize our workforce and reinforce our culture.

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

We use the investor relations portion of our website, investors.nucor.com, to distribute information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding the Company on our website. Accordingly, investors should monitor the investor relations portion of our website, in addition to our press releases, SEC filings and other public communications.

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

Industry Specific Risk Factors

Overcapacity in the global steel industry could increase the level of steel imports into the United States, which may negatively affect our business, results of operations, financial condition and cash flows.

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry. The OECD has estimated that global steel production overcapacity could grow to 710 million tons in 2025, with additional capacity expected to come online over the next few years. China continues to be a significant contributor to excess steelmaking capacity, producing more than one billion tons of steel in each of the past five years, despite experiencing slower economic growth. Chinese steel producers are also investing in new steelmaking capacity in several countries in southeast Asia and Africa.

During periods of global economic weakness, the effects of this overcapacity are amplified because of weaker global demand for steel and steel products. Steel manufacturers in non-market economies, such as China, tend not to adjust their production levels in line with regional demand and instead export significant amounts of steel and steel products at prices that can be at or below their costs of production. In countries with non-market economies, the steel industry is often subsidized or owned in whole or in part by the government, which can provide these producers with cost advantages or cause their production decisions to be driven by political or social factors rather than price and demand signals. Surplus output from steel producers in these countries can flow into the U.S. market. These exports to the U.S. can result in downward pressure on realized steel prices for Nucor, adversely affecting our business, results of operations, financial condition and cash flows.

In 2018, a 25% tariff or quota limits were imposed under the first Trump Administration under Section 232 of the Trade Expansion Act on all imported steel products for an indefinite period of time. However, over time the Section 232 measures were weakened through country exemptions, quota arrangements and individual product exclusions. As a result, the Section 232 program’s coverage narrowed significantly since its initial implementation, with duties eventually applicable to less than 20% of total import volumes. If the Section 232 or other import tariffs, quotas or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices or a stronger U.S. dollar make it attractive for foreign steelmakers to export their steel products to the United States, despite the presence of import tariffs, quotas or duties, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

Most recently, on February 10, 2025, President Trump issued an executive order reimposing Section 232 25% tariffs on steel imports from all sources, ending country and product exemptions, and broadening the application of the tariffs to fabricated steel products. This order is scheduled to go into effect on March 12, 2025. There can be no assurance as to when or if Section 232 or other import tariffs, quotas or other duties may be enacted, enforced, extended, modified or terminated in the future.

Our industry is cyclical and both recessions and prolonged periods of slow economic growth may negatively affect our business, results of operations, financial condition and cash flows.

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

Competition from other steel producers, imports or alternative materials may negatively affect our business, results of operations, financial condition and cash flows.

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

Our business requires substantial expenditures for routine maintenance and to remain competitive. For the three-year period ended December 31, 2024, our total capital expenditures were approximately $7.46 billion. In the last three years we announced various substantial capital projects that we expect will increase production capacity, increase the efficiency of our operations and enhance our product offerings. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds, short-term commercial paper issuances, offerings of our debt securities or from borrowings under our $1.75 billion unsecured revolving credit facility, we cannot guarantee that this will be the case. Additional acquisitions, increases in interest rates or unforeseen events could require financing from additional sources.

Changes in the availability and cost of electricity and natural gas are subject to volatile market conditions which may negatively affect our business, results of operations, financial condition and cash flows.

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

Our business and results of operations may be negatively affected by volatility in steel prices and the cost and availability of raw materials, particularly scrap steel.

We rely to an extent on outside vendors to supply us with key consumables such as graphite electrodes, alloys and other raw materials, including both scrap and scrap substitutes (e.g., prime scrap, pig iron and DRI) that are critical to the manufacture of our steel products. The raw material required to produce DRI is pelletized iron ore. Although we have vertically integrated our business by constructing our DRI facilities in Trinidad and Louisiana and also by acquiring our scrap processing and brokerage operations, DJJ, in 2008, we still must purchase most of our primary raw material, steel scrap, from numerous other sources located throughout the United States and internationally. Although we believe that the supply of scrap and scrap substitutes will remain adequate to operate our facilities, prices of these critical raw materials are volatile and are influenced by changes in scrap exports in response to changes in the scrap, scrap substitutes and iron ore demands of our global competitors, as well as volatility in currency rates and political conditions.

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

If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to our customers and accepted customer orders for our products prior to purchasing necessary raw materials, we may be unable to raise the price of our products to cover all or part of the increased cost of the raw materials or pass along increased transportation costs. Also, if we are unable to obtain adequate, cost-effective and timely deliveries of our required raw materials, we may be unable to timely manufacture sufficient quantities of our products. This could cause us to lose sales, incur additional costs, experience margin compressions or suffer harm to our reputation and customer relationships, any of which may negatively affect our business, results of operations, financial condition and cash flows.

Our steelmaking processes, our DRI processes, and the manufacturing processes of many of our suppliers, customers and competitors are energy intensive and generate carbon dioxide and other GHGs. The regulation of these GHGs may negatively affect our business, results of operations, financial condition and cash flows.

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

As a carbon steel producer, Nucor could be increasingly affected both directly and indirectly by new or changing carbon policy decisions and mandates. Carbon is an essential raw material in Nucor’s steel production processes. Furthermore, Nucor steel mills use significant amounts of electricity as all of its mills utilize EAFs for 100% of their steel melting operations and the decarbonization of electricity generation may lead to high power costs and decreased reliability. Significant changes to the regional power grids serving our steel mills and/or new rulemaking or legislation affecting the operation of these power grids may negatively affect our business, results of operations, financial condition and cash flows.

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

In addition to the above mentioned statutes, revisions to National Ambient Air Quality Standards (NAAQS), including the implementation actions/decisions of environmental agencies, could make it significantly more difficult to obtain construction permits and permits to expand existing operations. Resulting cancellations, delays or unanticipated costs to these projects could negatively impact our ability to generate expected returns on our investments. Emission reductions for existing operations due to a NAAQS revision can also be required. These regulations can also increase our cost of energy, primarily electricity, which we use extensively in the steelmaking process. We may in the future incur substantially increased costs complying with such regulations, particularly if federal regulatory agencies were to change their enforcement posture with respect to such regulations.

Emerging customer preferences for greater product transparency and less GHG intensive materials may put us at a competitive disadvantage or reduce demand for our products.

The federal government and numerous states are considering establishing, or have already established, requirements for Environmental Product Declarations (“EPDs”) so that consumers may more readily evaluate the environmental impacts of products. California has enacted the “Buy Clean California Act” and California has also established Global Warming Potential benchmarks through EPDs for certain materials, including certain steel products. The federal government has also implemented a "Buy Clean" guidance associated with the Inflation Reduction Act. EPD legislation has caused Nucor to incur additional costs and has the potential to put Nucor and its customers at a disadvantage to foreign competitors unless standardized mechanisms are used to fully evaluate products produced by foreign producers.

General Risk Factors

We are subject to information technology and cybersecurity threats which could have an adverse effect on our business and results of operations.

We utilize various information technology systems to efficiently address business functions ranging from the operation of our production equipment to administrative computation to the storage of data such as intellectual property and proprietary business information. We also utilize third-party service providers for certain information technology services that are important to our operations. We continuously evaluate our cybersecurity systems and practices, assess potential threats, and improve our information technology networks, policies and procedures to address potential vulnerabilities. Despite efforts to assure secure and uninterrupted operations, threats from increasingly sophisticated cyberattacks or system failures could result in materially adverse operational disruptions or security breaches of our systems or those of our third-party service providers. These risks could result in disclosure or destruction of key proprietary information or personal data or reputational damage, theft of assets or trade secrets, or could adversely affect our ability to physically produce or transport steel, resulting in lost revenues, as well as delays in reporting our financial results. We also could be required to spend significant financial and other resources to remedy the damage caused by a cyber-security breach, including to repair or replace networks and information technology systems. We may also contend with potential liability for stolen information, increased cyber-security protection costs, litigation expense and increased insurance premiums.

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

Risks associated with operating in international markets may negatively affect our business, results of operations, financial condition and cash flows.

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

Our operations expose us to risks associated with pandemics, epidemics and other public health emergencies. A pandemic or any similar event may have negative impacts on our operations, supply chain, transportation networks and customers, which may compress our margins or impact demand for our steel products, including as a result of preventative and precautionary measures that we, other businesses and governments have taken or may take in the future.

In addition, the ability of our teammates and our suppliers’ and customers’ teammates to work may be significantly impacted by these types of public health emergencies. Our customers may be directly impacted by business interruptions or weak market conditions and may not be willing or able to fulfill their contractual obligations. Furthermore, the progression of and global response to these types of public health emergencies can cause and increase the risk of delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies, as well as changes in the prices and availability of labor and equipment for capital projects.

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

Tax increases and changes in tax laws and regulations or exposure to additional tax liabilities may negatively affect our business, results of operations, financial conditions and cash flows.

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

Integrated Overall Risk Management

Assessing, identifying, and managing cybersecurity-related risks is integrated into our overall risk management framework. The Company conducts an annual cybersecurity risk assessment and reports the most significant risks and associated planned mitigation strategies to the Audit Committee of the Board of Directors. The annual risk assessment is carried out under the supervision of the Executive Vice President of Business Services and General Counsel, the President of Nucor Business Technology, the Company’s Cybersecurity Director, and the Company’s Vice President and Corporate Controller. See “Governance” below. The Board also regularly receives focused presentations regarding cybersecurity risks from the Company’s Cybersecurity Director.

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

Management’s Role in Cybersecurity Risk Management

A division of the Company known as Nucor Business Technology, or NBT, is responsible for the Company’s information technology needs, including cybersecurity risk assessment and management. NBT’s cybersecurity function is led by the Cybersecurity Director, who reports to the President of NBT, who in turn reports to the Company's Executive Vice President of Business Services and General Counsel and to the Chair, President, and Chief Executive Officer. The current Cybersecurity Director has more than twenty years of experience in the cybersecurity field and has broad expertise in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, and incident response.

The Company also has a Risk Committee composed of the following members of the Company’s management:

•
Executive Vice President of Business Services & General Counsel
•
President, Nucor Business Technology
•
Vice President and Corporate Controller
•
Vice President and General Manager, Corporate Legal Affairs
•
General Manager of Internal Audit
•
Cybersecurity Director
•
Director of Legal Compliance and Assistant Corporate Secretary
•
Manager of External Reporting

The Risk Committee is responsible for overseeing the Company’s response to cybersecurity incidents. The Risk Committee and the Chair, President, and Chief Executive Officer inform the Audit Committee and the Board of Directors on cybersecurity risks.

Monitoring of Cybersecurity Incidents

The Cybersecurity Director implements and oversees our processes for regularly monitoring our information systems. This includes security measures and regular audits to identify potential issues. In the event of a cybersecurity incident, we have an established incident response plan that requires prompt notification of the Cybersecurity Director or their designee, who in turn oversees our assessment of and response to the incident. The Cybersecurity Director is also responsible for informing the Risk Committee of cybersecurity incidents, which in turn has a detailed process for assessing the impacts of incidents and monitoring the Company’s mitigation and remediation efforts. Depending on the nature of the incident, this process also provides for escalating notification to senior executives, including the Chair, President, and Chief Executive Officer, the Executive Vice President of Business Services and General Counsel and to the Board of Directors.

Item 2. Properties

We own most of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Fontana, California	4,020,000	Flat-rolled steel
Hickman, Arkansas	2,750,000	Flat-rolled steel
Berkeley County, South Carolina	2,430,000	Flat-rolled steel, structural steel
Blytheville, Arkansas	2,220,000	Structural steel
Decatur, Alabama	2,010,000	Flat-rolled steel
Crawfordsville, Indiana	1,870,000	Flat-rolled steel
Norfolk, Nebraska	1,530,000	Steel shapes
Hertford County, North Carolina	1,350,000	Steel plate
Plymouth, Utah	1,300,000	Steel shapes
Ghent, Kentucky	1,260,000	Flat-rolled steel
Jewett, Texas	1,180,000	Steel shapes
Darlington, South Carolina	980,000	Steel shapes
Kankakee, Illinois	850,000	Steel shapes
Silao, Guanajuato, Mexico	680,000	Steel shapes
Seattle, Washington	660,000	Flat-rolled steel
Tuscaloosa, Alabama	610,000	Steel shapes
Memphis, Tennessee	600,000	Steel plate
Auburn, New York	510,000	Steel shapes
Jackson, Mississippi	490,000	Steel shapes
Brandenburg, Kentucky	490,000	Steel plate
Sedalia, Missouri	490,000	Steel shapes
Birmingham, Alabama	460,000	Steel shapes
Marion, Ohio	430,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Frostproof, Florida	350,000	Steel shapes
Wallingford, Connecticut	240,000	Steel shapes

Steel products:
Norfolk, Nebraska	1,160,000	Joist, deck, cold finish bar
Brigham City, Utah	1,130,000	Joists, cold finish bar, building systems, metal panels
Arthur, Illinois	1,070,000	Overhead doors
St. Joe, Indiana	1,010,000	Joist, deck, fastener
Grapeland, Texas	830,000	Joists, deck
Chemung, New York	560,000	Joists, deck
Marseilles, Illinois	550,000	Steel tube
Florence, South Carolina	550,000	Joists, deck
Swansea, South Carolina	510,000	Building systems
Birmingham, Alabama	480,000	Steel tube
Fort Payne, Alabama	470,000	Joists, deck
Decatur, Alabama	470,000	Steel tube
Louisville, Kentucky	440,000	Steel tube
Trinity, Alabama	380,000	Steel tube
Eufaula, Alabama	360,000	Building systems
Chicago, Illinois	350,000	Steel tube
Waterloo, Indiana	350,000	Building systems

In the steel products segment, we have 92 operating facilities, excluding the locations listed above, in 39 states with 29 operating facilities in Canada and two in Mexico. Nucor Rebar Fabrication also operates multiple sales offices in Canada and certain other foreign locations. The steel products segment also includes Skyline Steel, LLC, our steel foundation distributor. NWS has leased square footage of approximately 630,000 square feet in Los Angeles, California, and has leased square footage of approximately 370,000 square feet in Houston, Texas.

In the raw materials segment, we have 93 operating facilities in 19 states with one operating facility in Point Lisas, Trinidad. For our DRI facilities in Trinidad and Louisiana, a significant portion of the production process occurs outdoors. The Trinidad site, including leased land, is approximately 2 million square feet. The Louisiana site has approximately 174 million square feet of owned land with buildings that total approximately 72,500 square feet. DJJ has 74 operating facilities in 18 states along with multiple brokerage offices in the United States and certain other foreign locations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments in 2024 were approximately 76%, 58% and 73% of production capacity, respectively.

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

Allen C. Behr (51), Executive Vice President of Raw Materials, was named EVP in May 2020. Mr. Behr began his career with Nucor in 1996 as Design Engineer at Nucor Building Systems-Indiana and

joined the start-up team at Nucor Building Systems-Texas in 1999. In 2001, he became the Engineering Manager at Nucor Building Systems-South Carolina and was promoted to General Manager in 2008. Mr. Behr became the General Manager of Vulcraft-South Carolina in 2011 and was promoted to Vice President in 2012. He was promoted to President of the Vulcraft/Verco group in 2014 and he served as General Manager of Nucor Steel-Texas from 2017 to 2019.

Brad Ford (46), Executive Vice President of Plate and Structural Products, became EVP in May 2023. Mr. Ford began his career at The David J. Joseph Company (DJJ) in 2001 as a Brokerage Representative and subsequently served as District Manager and International Trading Manager. In 2013, Mr. Ford became Commercial Vice President at DJJ's subsidiary, Trademark Metals Recycling LLC (TMR), and then served as President of TMR from 2015 to 2020. Mr. Ford became General Manager of Vulcraft-Indiana in 2020. He was promoted to Vice President of Nucor in 2022 and most recently served as Vice President and General Manager of Nucor Steel Decatur, LLC.

Noah Hanners (45), Executive Vice President of Sheet Products, became EVP in January 2023. Mr. Hanners began his career with Nucor in 2011 as Melt Shop Engineer at Nucor Steel South Carolina. He next served as Shift Supervisor and was then promoted to Melt Shop Manager at Nucor Steel Auburn, Inc. Mr. Hanners later served as General Manager of Nucor Tubular Products and General Manager of Nucor Steel Kankakee, Inc. and was promoted to Vice President in 2019. He served as the Vice President and General Manager of The David J. Joseph Company from 2019 to 2022.

John Hollatz (49), Executive Vice President of Fabricated Construction Products, was named EVP in May 2022. Mr. Hollatz began his career at Nucor in 1999 as Design Engineer at Vulcraft Indiana and then served as Sales Engineer and Sales Manager at Vulcraft Nebraska. Mr. Hollatz later served as General Manager of Nucor Building Systems South Carolina, General Manager of Vulcraft Indiana, and President of the Vulcraft/Verco group. He was promoted to Vice President and General Manager of Nucor Steel Decatur, LLC in 2016.

Stephen D. Laxton (54), Chief Financial Officer and Executive Vice President, became CFO in March 2022. Mr. Laxton began his career at Nucor in 2003 as General Manager of Business Development and was promoted to Vice President in 2014. Prior to joining Nucor, Mr. Laxton worked for Cinergy Corp., holding various positions including Director of Asset Management and Manager of Corporate Development. Prior to Cinergy, he held various financial roles with Ashland, Inc., North American Stainless and National City Bank.

Gregory J. Murphy (61), Executive Vice President of Business Services and General Counsel, was named EVP in January 2021. Mr. Murphy began his Nucor career in 2015 as Vice President and General Counsel. In 2020, he assumed additional responsibilities and was named General Counsel and Vice President of Legal, Environmental and Public Affairs. Prior to joining Nucor, Mr. Murphy was a Partner with the law firm of Moore & Van Allen PLLC, where he was the team leader of the Litigation Practice Group and served for a decade on the firm’s Executive Committee.

Daniel R. Needham (59), Executive Vice President of Commercial, was named EVP in May 2022. Mr. Needham began his career with Nucor in 2000 as Controller at Nucor Steel Hertford County. He subsequently served as Controller of Nucor Steel Decatur, LLC and Nucor Steel Utah. In 2011, Mr. Needham became General Manager of Nucor Steel Connecticut, Inc. He later served as General Manager of Nucor Steel Utah and was elected Vice President in 2016. In 2019, Mr. Needham was promoted to Vice President and General Manager of Nucor Steel Indiana. He served as the Executive Vice President of Bar, Engineered Bar and Rebar Fabrication Products from February 2021 to May 2022.

K. Rex Query (59), Executive Vice President of Strategy, was named EVP in January 2021. Mr. Query joined Nucor in 1990 as a financial analyst in the Corporate Office and subsequently served as Controller at Vulcraft South Carolina, Nucor Steel Berkeley and Nucor Steel Hertford. After serving as General Manager and Corporate Controller, Mr. Query was elected to Vice President in 2002 and served as General Manager at Nucor Steel Auburn, Inc., Nucor Steel Decatur, LLC, Nucor Steel South Carolina

and NCF as well as President of Nucor Europe. Most recently, Mr. Query served as President of Nucor’s Vulcraft/Verco group. Mr. Query is married to the sister of Mr. Topalian’s wife.

Randy J. Spicer (47), was named Executive Vice President of Bar and Rebar Fabrication Products, in May 2024. Mr. Spicer began his Nucor career in 2004 as Accounting Supervisor at Nucor Steel Indiana. In 2006, he joined the start-up team at Nucor Steel Memphis, Inc. as Controller and subsequently served as Controller and Hot Mill Manager at Nucor Steel Gallatin LLC. He was promoted to General Manager of Nucor Tubular Products North in 2020 and elected to Vice President in 2022. He most recently served as President of Nucor Tubular Products.

David A. Sumoski (58), was named Chief Operating Officer, in January 2021. He previously served as Executive Vice President from 2014 to 2020, most recently as EVP of Merchant and Rebar Products. He also served as General Manager of Nucor Steel Memphis, Inc. from 2012 to 2014 and as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012. Mr. Sumoski was named Vice President in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

Leon J. Topalian (56), has served as President and Chief Executive Officer since January 2020 and as Chair of the Board of Directors since September 2022. He previously served as President and Chief Operating Officer from September 2019 to December 2019, as Executive Vice President of Beam and Plate Products from 2017 to 2019 and as Vice President of Nucor from 2013 to 2017. He began his Nucor career at Nucor Steel-Berkeley in 1996, serving as a project engineer and then as cold mill production supervisor. Mr. Topalian was promoted to Operations Manager for Nucor’s former joint venture in Australia and later served as Melting and Casting Manager at Nucor Steel-South Carolina. He then served as General Manager of Nucor Steel Kankakee, Inc. from 2011 to 2014 and as General Manager of Nucor-Yamato from 2014 to 2017. Mr. Topalian is married to the sister of Mr. Query’s wife.

D. Chad Utermark (56), Executive Vice President of New Markets and Innovation, was named EVP in 2014. He previously served as General Manager of Nucor-Yamato from 2011 to 2014 and as General Manager of Nucor Steel-Texas from 2008 to 2011. He was named Vice President of Nucor in 2009. Mr. Utermark began his Nucor career as a utility operator at Nucor Steel-Arkansas in 1992, subsequently serving as shift supervisor and Hot Mill Manager at that division as well as Roll Mill Manager at Nucor Steel-Texas.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol “NUE.” As of January 31, 2024, there were approximately 11,000 stockholders of record of our common stock.

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2024 was as follows (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 29, 2024—October 26, 2024	2	$149.81	2	$1,106
October 27, 2024—November 23, 2024	—	$-	—	$1,106
November 24, 2024—December 31, 2024	—	$-	—	$1,106
For the Quarter Ended December 31, 2024	2		2

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

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $2.16 per share in 2024 compared with $2.04 per share in 2023. In December 2024, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.55 per share from $0.54 per share. In February 2025, the Board of Directors declared Nucor’s 208th consecutive quarterly cash dividend of $0.55 per share payable on May 12, 2025 to stockholders of record on March 31, 2025.

See Note 16 to the Company’s consolidated financial statements for a discussion regarding securities authorized for issuance under the Company’s stock-based compensation plans.

The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this report by reference from the Company's annual report to stockholders for the year ended December 31, 2024, which will be posted to the Company's website and furnished to the SEC subsequent to the date of this report. The stock performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be "soliciting material" subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Nucor Corporation should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses our financial condition and results of operations as of and for the years ended December 31, 2024 and 2023. Information concerning the year ended December 31, 2023 and a comparison of the years ended December 31, 2023 and 2022 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.

Overview

While the U.S. economy and consumer confidence remained resilient in 2024, steel market demand softened, particularly in regard to high interest rate-sensitive construction sectors and due to economic and political uncertainty in the run-up to the presidential election. As a result, operating rates at our steel mills for the full year 2024 decreased slightly to 76% as compared to 78% for the full year 2023.

Legislation passed by Congress is providing more than $1.5 trillion to rebuild traditional infrastructure, build-out clean energy infrastructure and re-shore semiconductor chip manufacturing back to the United States. Funding from the Infrastructure Investment & Jobs Act (IIJA) is taking longer than expected to impact the steel market and has been less steel intensive than initially estimated. Since being signed into law, the CHIPS Act of 2022 has generated announcements for dozens of new semiconductor ecosystem projects in the U.S. representing more than $400 billion in private investments. Strong Buy America requirements in the IIJA and the Inflation Reduction Act will promote domestically produced steel being used to rebuild U.S. infrastructure and build-out new clean energy infrastructure. More than half of Nucor products are shipped into the construction market, and Nucor’s 100% domestically melted-and-poured steel and lower carbon footprint is expected to provide an additional advantage as states and localities look to rebuild infrastructure in a sustainable manner. It is unclear if the change in the presidential administration will impact any steel intensive projects funded under these federal programs going forward.

Our Challenges and Risks

Global steel production overcapacity continues to be an ongoing risk to Nucor and the health of the entire steel industry. The Organisation for Economic Co-operation and Development ( the “OECD”) estimated that global crude steel production overcapacity would grow from approximately 632 million net tons in 2024 to approximately 710 million net tons in 2025.However, additional capacity continues to come online and China’s steel production, the largest steel producing country, is still near record levels. In 2024, China’s steel production was more than 1 billion tons for the fifth consecutive year. Circumvention of trade duties also continues to pose a risk, as countries route products through third-party countries to evade duties. Increasingly, China is seeking to evade trade duties by building new steelmaking capacity in other countries with a focus on neighboring countries in southeast Asia, as well as Africa.

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

Although the majority of our steel sales are to spot market customers in North America who place their orders each month based on their business needs and our pricing competitiveness compared to both domestic and global producers and trading companies, we also sell contract tons, most notably in our sheet operations. Approximately 80% of our sheet sales were to contract customers in 2024, with the balance being sold in the spot market at the prevailing prices at the time of sale. Steel contract sales outside of our sheet operations are not significant. The amount of tons sold to contract customers at any given time depends on the overall market conditions at the time, how the end-use customers see the market moving forward and the strategy that Nucor management believes is appropriate to the upcoming period.

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

Evaluating Our Operating Performance

We report our results of operations in three segments: steel mills, steel products and raw materials. Most of the steel we produce in our mills is sold to outside customers (80% in both 2024 and 2023), but a significant percentage is used internally by many of the facilities in our steel products segment (20% in both 2024 and 2023).

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

Comparison of 2024 to 2023

Results of Operations

Nucor reported consolidated net earnings of $2.03 billion, or $8.46 per diluted share, in 2024, which decreased compared to $4.53 billion, or $18.00 per diluted share, in 2023. Earnings decreased across all three operating segments in 2024 as compared to 2023. The primary driver for the decrease in earnings in 2024 as compared to 2023 was the decreased earnings of the steel products segment. The steel products segment experienced decreased average selling prices and lower volumes in 2024 as compared to 2023. The decrease in profitability of our joist and deck businesses had the greatest impact on the decrease in profitability of the steel products segment in 2024 as compared to 2023, as average selling prices and volumes continued to moderate from the historically high levels reached in 2022. Despite comparable volumes, earnings in the steel mills segment decreased in 2024 as compared to

2023 primarily due to lower average selling prices which drove lower metal margins. Also contributing to the decrease in earnings in the steel mills segment in 2024 as compared to 2023 was the increase in pre-operating and start-up costs related to several growth investments that are in various stages of construction or start-up within the segment. Earnings in the raw materials segment decreased in 2024 as compared to 2023 due to the decreased profitability of DJJ’s scrap processing operations and the impact of an $83 million impairment charge of a long-term note receivable that management determined was no longer collectible.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in 2024 as compared to 2023.

Net Sales

Net sales to external customers by segment for the years ended December 31, 2024 and 2023 were as follows (in millions):

	Year Ended December 31,
	2024	2023	% Change
Steel mills	$18,734	$20,093	-7%
Steel products	10,085	12,759	-21%
Raw materials	1,915	1,862	3%
Total net sales to external customers	$30,734	$34,714	-11%

Net sales for 2024 decreased 11% from the prior year. Average sales price per ton decreased 10% from $1,377 in 2023 to $1,241 in 2024. Total tons shipped to outside customers decreased 2% from 25,205,000 tons in 2023 to 24,767,000 tons in 2024.

In the steel mills segment, sales tons for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	% Change
Outside steel shipments	18,480	18,552	-
Inside steel shipments	4,646	4,721	-2%
Total steel shipments	23,126	23,273	-1%

Net sales for the steel mills segment decreased 7% in 2024 compared to the prior year due to an 7% decrease in the average sales price per ton, from $1,084 in 2023 to $1,013 in 2024. Average selling prices for our sheet, bar, structural, and plate mills decreased in 2024 as compared to 2023.

Outside sales tonnage for the steel products segment for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	% Change
Joist sales	391	510	-23%
Deck sales	321	401	-20%
Rebar fabrication sales	1,020	1,169	-13%
Tubular products sales	856	949	-10%
Building systems sales	238	248	-4%
Other steel products sales	1,192	1,209	-1%
Total steel products sales	4,018	4,486	-10%

Net sales for the steel products segment decreased 21% in 2024 from the prior year due to a 12% decrease in the average sales price per ton, from $2,845 in 2023 to $2,510 in 2024, as well as a 10% decrease in volumes.

Net sales for the raw materials segment increased 3% in 2024 from the prior year, primarily due to increased volumes at DJJ’s brokerage operations. In 2024, approximately 93% of outside sales for the raw materials segment were from the brokerage operations of DJJ, and approximately 4% of outside sales were from the scrap processing operations of DJJ (92% and 4%, respectively, in 2023).

Gross Margins

In 2024, Nucor recorded gross margins of $4.10 billion (13%), which was a decrease from $7.82 billion (23%) in 2023:

•
The primary driver for the decrease in gross margins in 2024 as compared to 2023 was the decrease in gross margins in the steel products segment. Gross margins decreased across most businesses within the segment due to lower volumes and decreased average selling prices. The largest decreases were at our joist and deck businesses, as average selling prices and volumes continued to moderate from the historically high levels reached in 2022.
•
Gross margins in the steel mills segment decreased 2024 compared to 2023 due to decreased metal margins. The average scrap and scrap substitute cost per gross ton used decreased 6% from $421 in 2023 to $394 in 2024. Despite the decrease in average scrap and scrap substitute costs in 2024 compared to 2023, metal margins decreased as the decrease in average selling prices was greater than the decrease in average scrap and scrap substitute costs.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices are stable as we begin 2025.
•
Pre-operating and start-up costs of new facilities increased to approximately $594 million in 2024 as compared to approximately $400 million in 2023. Pre-operating and start-up costs in 2024 primarily related to the plate mill in Kentucky, the sheet mill being built in West Virginia, and the melt shop being built in Arizona. Pre-operating and start-up costs in 2023 primarily related to the plate mill then being built in Kentucky, the sheet mill being built in West Virginia, and the micro mill being built in North Carolina. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.
•
Gross margins in the raw materials segment decreased significantly in 2024 as compared to 2023 due to the decreased profitability of our scrap processing operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased from 2023 to 2024 due to the decreased profitability of the Company. In 2024, profit sharing costs consisted of $298 million, including the Company’s matching contribution, made to the Company’s Profit Sharing and Retirement Savings Plan for qualified employees ($611 million in 2023). Other employee bonus costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including achieving record earnings, and comparisons of Nucor’s financial performance to peers in the steel industry and other companies. Stock-based compensation included in marketing, administrative and other expenses decreased by 4% to $52 million in 2024 compared with $54 million in 2023 and includes expenses associated with vesting of stock awards granted in prior years.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $30 million in 2024 and $13 million in 2023. The increase in equity method investment earnings from 2023 to 2024 was primarily due to decreased losses at NJSM. In October 2023, Nucor purchased an additional 1% interest in NJSM, bringing our investment in NJSM to a 51% controlling interest. Beginning in the fourth quarter of 2023, Nucor has accounted for NJSM on a consolidated basis.

Losses and Impairments of Assets

Included in 2024 net earnings were $137 million of losses and impairments of assets (none in 2023). During the third quarter of 2024, management determined that it was probable that a long-term note receivable in the raw materials segment would no longer be collectable and recorded an $83 million impairment charge to fully reserve the note receivable. The other primary component of losses and impairments of assets in 2024 was a $40 million impairment charge of certain assets, mostly property, plant, and equipment, net, related to a business in the steel products segment.

Interest Expense (Income)

Net interest expense (income) for the years ended December 31, 2024 and 2023 was as follows (in millions):

	Year Ended December 31,
	2024	2023
Interest expense	$228	$246
Interest income	(258)	(276)
Interest (income) expense, net	$(30)	$(30)

Interest expense decreased in 2024 compared to 2023 due to an increase in capitalized interest. Interest income decreased in 2024 compared to 2023 due to lower average investments and a decrease in average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests

The following table presents earnings before income taxes and noncontrolling interests by segment for the years ended December 31, 2024 and 2023 (in millions). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Year Ended December 31,
	2024	2023
Steel mills	$2,226	$3,712
Steel products	1,596	3,444
Raw materials	40	254
Corporate/eliminations	(960)	(1,137)
Earnings before income taxes and noncontrolling interests	$2,902	$6,273

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, Nucor-Yamato, CSI and NJSM. Nucor owns a 51% controlling interest in each of Nucor-Yamato, CSI and NJSM. The decrease in earnings attributable to noncontrolling interests in 2024 as compared to 2023 was due to the decreased earnings of Nucor-Yamato and CSI. Furthermore, the decrease in earnings attributable to noncontrolling interests was due to the losses of NJSM, for which results were consolidated beginning in the fourth quarter of 2023 following Nucor's purchase of an additional 1% interest in NJSM to bring the total investment to a 51% controlling interest.

Provision for Income Taxes

The Company’s effective tax rate in 2024 was 20.09% compared with 21.68% in 2023. The 2024 effective tax rate includes an increased impact, when compared to 2023, related to federal tax credits and the change in relative proportions of net earnings attributable to noncontrolling interests to total pre-tax earnings between the periods.

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

Net Earnings and Return on Equity

Nucor reported net earnings of $2.03 billion, or $8.46 per diluted share, in 2024, compared to net earnings of $4.53 billion, or $18.00 per diluted share, in 2023. Net earnings attributable to Nucor stockholders as a percentage of net sales were 6.6% and 13.0% in 2024 and 2023, respectively. Return on average stockholders’ equity was 9.8% and 23.0% in 2024 and 2023, respectively.

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

Nucor’s cash and cash equivalents, short-term investments and restricted cash and cash equivalents position remained strong at $4.14 billion as of December 31, 2024, compared with $7.13 billion as of December 31, 2023. Approximately $970 million and $1.05 billion of the cash and cash equivalents position as of December 31, 2024 and 2023, respectively, was held by our majority-owned joint ventures. Cash flows provided by operating activities provide us with a significant source of liquidity. When needed, we have external short-term financing sources available, including the issuance of commercial paper and borrowings under our bank credit facilities.

We also issue long-term debt securities from time-to-time. On March 11, 2022, Nucor completed the issuance and sale of $550 million aggregate principal amount of its 3.125% Notes due 2032 (the “2032 Notes”) and $550 million aggregate principal amount of its 3.850% Notes due 2052 (the “2052 Notes” and, together with the 2032 Notes, the “2032/2052 Notes”). The net proceeds from the issuance and sale of the 2032/2052 Notes were used along with cash on hand to redeem all of the outstanding $600 million aggregate principal amount of our 4.125% Notes due 2022 (the “2022 Notes”) and $500 million aggregate principal amount of our 4.000% Notes due 2023 (the “2023 Notes”) pursuant to the terms of the indenture governing the 2022 Notes and the 2023 Notes.

On April 25, 2022, Nucor redeemed all $500 million aggregate principal amount outstanding of the 2023 Notes using a portion of the net proceeds from the issuance and sale of the 2032/2052 Notes. On August 15, 2022, Nucor redeemed all $600 million aggregate principal amount outstanding of the 2022 Notes using the remaining portion of the net proceeds from the issuance and sale of the 2032/2052 Notes.

On May 23, 2022, Nucor completed the issuance and sale of $500 million aggregate principal amount of its 3.950% Notes due 2025 (the “2025 Notes”) and $500 million aggregate principal amount of its 4.300% Notes due 2027 (the “2027 Notes”).

We expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed.

Selected Measures of Liquidity and Capital Resources

	(Dollars in millions)
	December 31,
	2024	2023
Cash and cash equivalents	$3,558	$6,383
Short-term investments	581	747
Restricted cash and cash equivalents	-	4
Working capital	7,498	11,791
Current ratio	2.5	3.6

The current ratio, which is calculated by dividing current assets by current liabilities, was 2.5 at year-end 2024 compared with 3.6 at year-end 2023. The current ratio was impacted by lower cash and cash equivalents and the increase in the current portion of long-term debt at December 31, 2024.

In 2024, total accounts receivable turned approximately every five weeks and inventories turned approximately every ten weeks. These ratios compare with accounts receivable turnover of approximately every five weeks and inventory turnover of approximately every 11 weeks for 2023.

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

Capital Allocation Strategy

We believe that our conservative financial practices have served us well in the past and are serving us well today. Nucor’s financial strength allows for a consistent, balanced approach to capital allocation throughout the business cycle. Nucor’s highest capital allocation priority is to invest in our business for profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Our second priority is to return capital to our stockholders through cash dividends and share repurchases. We intend to return a minimum of 40% of our net earnings to our stockholders through dividends and share repurchases, while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. Nucor returned approximately $2.7 billion in capital to its stockholders in the form of base dividends and share repurchases in 2024.

Our cash flows for each period were as follows:

	(Dollars in millions)
	December 31,
	2024	2023
Net cash provided by operating activities	$3,979	$7,112
Net cash used in investing activities	(3,734)	(2,496)
Net cash used in financing activities	(3,058)	(2,593)
Effect of exchange rate changes on cash	(16)	3
Net (decrease)/increase in cash and cash equivalents and restricted cash and cash equivalents	$(2,829)	$2,026

Operating Activities

For 2024 compared to 2023, the $3.13 billion decrease in cash provided by operating activities was primarily driven by a decrease in net earnings and changes in operating assets and liabilities. Net earnings decreased $2.59 billion over the prior year, which included $137 million of non-cash losses and impairments of assets in 2024 (none in 2023). The changes in operating assets and liabilities resulted in a net inflow of $156 million and $858 million in 2024 and 2023, respectively. The changes in working capital were primarily due to a decrease in accounts receivable and inventories from year-end 2023 to year-end 2024. Accounts receivable at the end of 2024 decreased from the prior year-end resulting in a cash inflow of $319 million due to a decrease in the sales volumes and price per ton compared to the prior year. From year-end 2023 to year-end 2024, inventories decreased resulting in an inflow of $518 million due primarily to an 18% decrease in raw material tons. This compares to inventories at year-end 2023 increasing from year-end 2022 and resulting in a $75 million cash outflow. Salaries, wages and related accruals decreased $385 million due to lower current year profit sharing accrual and other benefit related accruals. Accounts payable decreased resulting in a $321 million cash outflow due to the decreases in inventory mentioned previously.

Investing Activities

Our business is capital intensive; therefore, cash used in investing activities primarily represents capital expenditures for the construction of new facilities, the expansion and upgrading of existing facilities and the acquisition of other companies. The $1.24 billion increase in cash used in investing activities was primarily due to $758 million used in 2024 to fund acquisitions compared to $71 million used to fund acquisitions in 2023. $565 million of this was used in the acquisition of Rytec in 2024. Cash used for capital expenditures increased by $959 million to $3.17 billion in 2024 as compared to $2.21 billion in 2023. The increase in capital expenditures was primarily due to the sheet mill under construction in West Virginia, the sheet mill expansion in Indiana and the rebar micro mill under construction in North Carolina. Capital expenditures for 2025 are estimated to be approximately $3.00 billion. The projects that we anticipate will have the largest capital expenditures in 2025 are the sheet mill under construction in West Virginia, the construction of two manufacturing locations to expand NTS, and the galvanizing line at our sheet mill in South Carolina.

Financing Activities

The primary uses of cash were: (i) stock repurchases of $2.22 billion in 2024 as compared to $1.55 billion in 2023, an increase of $663 million; (ii) cash dividends to stockholders of $522 million in 2024 as compared to $515 million in 2023; and (iii) distributions to noncontrolling interests of $352 million in 2024 as compared to $435 million in 2023, a decrease of $83 million. In 2022, Nucor issued $500 million aggregate principal amount of the 2025 Notes, $500 million aggregate principal amount of the 2027 Notes, $550 million aggregate principal amount of the 2032 Notes and $550 million aggregate principal amount of the 2052 Notes. On April 25, 2022, Nucor redeemed all $500 million aggregate principal amount outstanding of the 2023 Notes. On August 15, 2022, Nucor redeemed all $600 million aggregate principal amount outstanding of the 2022 Notes.

Our $1.75 billion revolving credit facility is undrawn and has a maturity date of November 5, 2026. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the undrawn revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2024, Nucor’s funded debt to total capital ratio was 24.5%, and Nucor was in compliance with all covenants under the credit facility.

Market Risk

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our utilization rates for the steel mills and steel products facilities for the fourth quarter of 2024 were 74% and 54%, respectively. A significant portion of our steel mills and steel products segments’ sales are into the commercial, industrial and municipal construction markets. Our largest single customer in 2024 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment and the prices we receive for our steel and steel products tend to be correlated with the prices we pay for these materials.

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2024, approximately 21% of Nucor’s long-term debt was comprised of instruments with variable interest rates, primarily industrial development revenue bonds ("IDRBs") that are adjusted weekly. The remaining 79% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. From time to time, Nucor makes use of interest rate swaps to manage interest rate risk. As of December 31, 2024, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

Nucor also uses derivative financial instruments from time to time to partially manage its exposure to price risk related to purchases of natural gas used in the production process, as well as steel, scrap, copper and aluminum purchased for resale to its customers. In addition, Nucor uses forward foreign exchange contracts from time to time to hedge cash flows associated with certain assets and liabilities, firm commitments and anticipated transactions. Nucor generally does not enter into derivative instruments for any purpose other than hedging the cash flows associated with specific volumes of commodities that will be purchased, processed or sold in future periods or hedging the exposures related to changes in the fair value of outstanding fixed-rate debt instruments and foreign currency transactions. Nucor recognizes all derivative instruments in the consolidated balance sheets at fair value.

The Company is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations.

Dividends

Nucor has increased its base cash dividend every year since it began paying dividends in 1973. Nucor paid aggregate dividends of $2.16 per share in 2024, compared with aggregate dividends of $2.04 per share in 2023. In December 2024, the Board of Directors increased the regular quarterly cash dividend on Nucor’s common stock to $0.55 per share. Nucor returned approximately $2.73 billion in capital to its stockholders in the form of base dividends and share repurchases in 2024. In February 2025, the Board of Directors declared Nucor’s 208th consecutive quarterly cash dividend of $0.55 per share payable on May 12, 2025 to stockholders of record as of March 31, 2025.

Contractual Obligations and Other Commercial Commitments

The following table sets forth our contractual obligations and other commercial commitments as of December 31, 2024 for the periods presented (in millions):

	Payments Due By Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	2030 and thereafter
Long-term debt	$6,725	$1,025	$597	$619	$4,484
Estimated interest on long-term debt (1)	3,324	238	432	361	2,293
Finance leases	263	27	51	98	87
Operating leases	162	35	52	31	44
Raw material purchase commitments (2)	2,972	1,313	942	435	282
Utility purchase commitments (2)	1,164	364	331	221	248
Other unconditional purchase obligations (3)	1,876	1,406	444	10	16
Other long-term obligations (4)	762	499	67	7	189
Total contractual obligations	$17,248	$4,907	$2,916	$1,782	$7,643

(1)
Interest is estimated using applicable rates at December 31, 2024 for Nucor’s outstanding fixed-rate and variable-rate debt.
(2)
Nucor enters into contracts for the purchase of scrap and scrap substitutes, iron ore, electricity, natural gas, and other raw materials and related services. These contracts include multi-year commitments and minimum annual purchase requirements and are valued at prices in effect on December 31, 2024, or according to the contract language. These contracts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such commitments will adversely affect our liquidity position.
(3)
Purchase obligations include commitments for capital expenditures on operating machinery and equipment.
(4)
Other long-term obligations include amounts associated with Nucor’s early-retiree medical benefits, management compensation and guarantees.

Note: In addition to the amounts shown in the table above, $212 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $50 million at December 31, 2024.

Outlook

We expect earnings in the steel mills and steel products segments to be similar in the first quarter of 2025 as compared to the fourth quarter of 2024. Earnings in the raw materials segment are expected to decrease in the first quarter of 2025 relative to the fourth quarter of 2024. We expect higher corporate, administrative and tax impacts in the first quarter of 2025 than realized in the fourth quarter of 2024 which may result in lower net earnings overall.

Capital deployment is expected to decrease in 2025 with planned capital expenditures of approximately $3.0 billion, continued evaluation of acquisitions, and share repurchases expected to moderate. As we have in the past, we intend to allocate capital to investments that advance our strategy to grow the core and expand beyond, with the goal of keeping Nucor in a position of strength well into the future.

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

Long-Lived Asset Impairments

We evaluate our property, plant and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be independently identified. Asset impairments are assessed whenever circumstances indicate that the carrying amounts of those productive assets could exceed their projected undiscounted cash flows. In developing estimated values for assets that we currently use in our operations, we utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. When it is determined that an impairment exists, the related assets are written down to estimated fair market value. Certain long-lived asset groupings were tested for impairment during the fourth quarter of 2024. Undiscounted cash flows for each asset grouping were estimated using management’s long-range estimates of market conditions associated with each asset grouping over the estimated useful life of the principal asset within the group. Our undiscounted cash flow analysis indicated that the tested long-lived asset groupings were recoverable as of December 31, 2024. Management determined that no long-lived asset impairment testing was required in 2023.

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

Our fourth quarter 2024 annual goodwill impairment analysis did not result in an impairment charge. Management does not believe that future impairment of these reporting units is probable. However, the performance of certain businesses that comprise our reporting units requires continued improvement. An increase of approximately 50 basis points in the discount rate, a critical assumption in which a minor change can have a significant impact on the estimated fair value, would not result in an impairment charge. See Note 8 to the Company’s consolidated financial statements for further discussion of the results of the Company’s 2024 annual goodwill impairment analysis.

Nucor will continue to monitor operating results within all reporting units throughout 2025 in an effort to determine if events and circumstances require further interim impairment testing. Otherwise, all reporting units will again be subject to the required annual qualitative and/or quantitative impairment test during our fourth quarter of 2025. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill.

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

Nucor reviews its equity method investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. There were no triggering events that caused management to pursue additional testing of our equity method investments in 2024.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2024, approximately 21% of Nucor’s long-term debt was comprised of instruments with variable interest rates, primarily IDRBs that are adjusted weekly. The remaining 79% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2024, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap, steel, other ferrous and nonferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw material and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In periods of strong or stable demand for our products, we are more likely to be able to effectively reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for our products is weaker, this becomes more challenging. Our DRI facilities in Trinidad and Louisiana provide us with flexibility in managing our input costs. DRI is particularly important for operational flexibility when demand for prime scrap increases due to increased domestic steel production.

Natural gas produced by Nucor’s production operations is being sold to third parties to partially offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At December 31, 2024, accumulated other comprehensive loss, net of income taxes included $1 million in unrealized net-of-tax gains for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at December 31, 2024, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in millions):

Commodity Derivative	10% Change	25% Change
Natural gas	$11	$28
Other commodities	9	23

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2024 and 2023 were insignificant.

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

Management assessed the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on its assessment, management concluded that Nucor’s internal control over financial reporting was effective as of December 31, 2024. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2024 as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nucor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nucor Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessment – Certain Reporting Unit in the Steel Products Segment

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $4,288 million as of December 31, 2024, and the goodwill associated with the Steel Products segment was $2,816 million, of which a portion relates to a certain reporting unit. Goodwill is tested annually for impairment, on the first day of the fourth quarter, and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. The evaluation of impairment involves comparing the current estimated fair value of each reporting unit to the recorded value, including goodwill. Based on the results of the qualitative assessment, it may be necessary to perform a quantitative analysis. In these instances, a discounted cash flow model is used to determine the current estimated fair value of these reporting units. As disclosed by management, significant assumptions used to determine the fair value of a reporting unit include (i) expected cash flow for the five-year period following the testing date (including market share, sales volumes and prices, raw material costs and other costs to produce and estimated capital needs); (ii) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; (iii) a discount rate based on management’s best estimate of the after-tax weighted-average cost of capital; and (iv) a probability-weighted scenario approach by which varying cash flows are assigned to certain scenarios based on the likelihood of occurrence.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for a certain reporting unit in the Steel Products segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain reporting unit in the Steel Products segment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales volumes and prices.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of a certain reporting unit in the Steel Products segment. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of a certain reporting unit in the Steel Products segment; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales volumes and prices. Evaluating management’s assumptions related to sales prices and volumes involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2025

We have served as the Company’s auditor since 1989.

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,558	$6,383
Short-term investments	581	747
Accounts receivable, net	2,675	2,953
Inventories, net	5,106	5,578
Other current assets	555	725
Total current assets	12,475	16,386
Property, plant and equipment, net	13,243	11,050
Restricted cash and cash equivalents	—	4
Goodwill	4,288	3,969
Other intangible assets, net	3,134	3,108
Other assets	800	823
Total assets	$33,940	$35,340
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$225	$119
Current portion of long-term debt and finance lease obligations	1,042	74
Accounts payable	1,832	2,020
Salaries, wages and related accruals	903	1,326
Accrued expenses and other current liabilities	975	1,056
Total current liabilities	4,977	4,595
Long-term debt and finance lease obligations due after one year	5,683	6,649
Deferred credits and other liabilities	1,863	1,973
Total liabilities	12,523	13,217
Commitments and contingencies
Equity
Nucor stockholders’ equity:
Common stock (800.0 shares authorized; 380.2 and 380.2 shares issued, respectively)	152	152
Additional paid-in capital	2,223	2,176
Retained earnings	30,271	28,762
Accumulated other comprehensive loss, net of income taxes	(208)	(162)
Treasury stock (147.4 and 135.3 shares, respectively)	(12,144)	(9,988)
Total Nucor stockholders’ equity	20,294	20,940
Noncontrolling interests	1,123	1,183
Total equity	21,417	22,123
Total liabilities and equity	$33,940	$35,340

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$30,734	$34,714	$41,512
Costs, expenses and other:
Cost of products sold	26,632	26,899	29,009
Marketing, administrative and other expenses	1,123	1,585	1,997
Equity in earnings of unconsolidated affiliates	(30)	(13)	(11)
Losses and impairments of assets	137	—	102
Interest (income) expense, net	(30)	(30)	170
	27,832	28,441	31,267
Earnings before income taxes and noncontrolling interests	2,902	6,273	10,245
Provision for income taxes	583	1,360	2,166
Net earnings before noncontrolling interests	2,319	4,913	8,079
Earnings attributable to noncontrolling interests	292	388	472
Net earnings attributable to Nucor stockholders	$2,027	$4,525	$7,607
Net earnings per share:
Basic	$8.47	$18.05	$28.88
Diluted	$8.46	$18.00	$28.79

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2024	2023	2022
Net earnings before noncontrolling interests	$2,319	$4,913	$8,079
Other comprehensive income (loss):
Net unrealized (loss) gain on hedging derivatives, net of income taxes of ($3), ($17) and $24 for 2024, 2023, and 2022, respectively	(6)	(52)	77
Reclassification adjustment for gain (loss) on settlement of hedging derivatives included in net earnings, net of income taxes of $7 $4, and ($16) for 2024, 2023, and 2022, respectively	21	12	(52)
Foreign currency translation (loss) gain, net of income taxes of $0 for 2024, 2023 and 2022	(61)	21	(55)
Adjustment to early retiree medical plan, net of income taxes of $0, ($2) and $2, for 2024, 2023 and 2022, respectively	—	(5)	6
Reclassification adjustment for (gain) loss on early retiree medical plan included in net earnings, net of income taxes of $0 for 2024, 2023 and 2022, respectively	—	(1)	2
	(46)	(25)	(22)
Comprehensive income	2,273	4,888	8,057
Comprehensive income attributable to noncontrolling interests	292	388	472
Comprehensive income attributable to Nucor stockholders	$1,981	$4,500	$7,585

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

		Nucor Stockholders
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interests
BALANCES, December 31, 2021	$14,604	380.2	$152	$2,141	$17,674	$(115)	107.7	$(5,835)	$14,017	$587
Net earnings before noncontrolling interests in 2022	8,079	—	—	—	7,607	—	—	—	7,607	472
Other comprehensive income (loss)	(22)	—	—	—	—	(22)	—	—	(22)	—
Stock options exercised	23	—	—	(3)	—	—	(0.4)	26	23	—
Stock option expense	5	—	—	5	—	—	—	—	5	—
Issuance of stock under award plans, net of forfeitures	70	—	—	(4)	—	—	(1.2)	74	70	—
Amortization of unearned compensation	5	—	—	5	—	—	—	—	5	—
Treasury stock acquired and net impact of excise tax	(2,763)	—	—	—	—	—	20.6	(2,763)	(2,763)	—
Cash dividends declared ($2.01 per share)	(527)	—	—	—	(527)	—	—	—	(527)	—
Distributions to noncontrolling interests	(332)	—	—	—	—	—	—	—	—	(332)
Acquisition	428	—	—	—	—	—	—	—	—	428
BALANCES, December 31, 2022	$19,570	380.2	$152	$2,144	$24,754	$(137)	126.7	$(8,498)	$18,415	$1,155
Net earnings before noncontrolling interests in 2023	4,913	—	—	—	4,525	—	—	—	4,525	388
Other comprehensive income (loss)	(25)	—	—	—	—	(25)	—	—	(25)	—
Stock options exercised	12	—	—	(3)	—	—	(0.2)	15	12	—
Stock option expense	5	—	—	5	—	—	—	—	5	—
Issuance of stock under award plans, net of forfeitures	87	—	—	24	—	—	(1.0)	63	87	—
Amortization of unearned compensation	6	—	—	6	—	—	—	—	6	—
Treasury stock acquired and net impact of excise tax	(1,568)	—	—	—	—	—	9.8	(1,568)	(1,568)	—
Cash dividends declared ($2.07 per share)	(517)	—	—	—	(517)	—	—	—	(517)	—
Distributions to noncontrolling interests	(435)	—	—	—	—	—	—	—	—	(435)
Acquisition	75	—	—	—	—	—	—	—	—	75
BALANCES, December 31, 2023	$22,123	380.2	$152	$2,176	$28,762	$(162)	135.3	$(9,988)	$20,940	$1,183
Net earnings before noncontrolling interests in 2024	2,319	—	—	—	2,027	—	—	—	2,027	292
Other comprehensive income (loss)	(46)	—	—	—	—	(46)	—	—	(46)	—
Stock options exercised	4	—	—	(1)	—	—	(0.1)	5	4	—
Stock option expense	5	—	—	5	—	—	—	—	5	—
Issuance of stock under award plans, net of forfeitures	109	—	—	33	—	—	(0.9)	76	109	—
Amortization of unearned compensation	10	—	—	10	—	—	—	—	10	—
Treasury stock acquired and net impact of excise tax	(2,237)	—	—	—	—	—	13.1	(2,237)	(2,237)	—
Cash dividends declared ($2.17 per share)	(518)	—	—	—	(518)	—	—	—	(518)	—
Distributions to noncontrolling interests	(352)	—	—	—	—	—	—	—	—	(352)
Acquisition	—	—	—	—	—	—	—	—	—	—
BALANCES, December 31, 2024	$21,417	380.2	$152	$2,223	$30,271	$(208)	147.4	$(12,144)	$20,294	$1,123

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net earnings before noncontrolling interests	$2,319	$4,913	$8,079
Adjustments:
Depreciation	1,094	931	827
Amortization	262	238	235
Stock-based compensation	132	130	137
Deferred income taxes	(116)	21	(47)
Distributions from affiliates	25	34	57
Equity in earnings of unconsolidated affiliates	(30)	(13)	(11)
Losses and impairments of assets	137	—	102
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	319	664	501
Inventories	518	(75)	962
Accounts payable	(321)	361	(496)
Federal income taxes	97	188	(337)
Salaries, wages and related accruals	(385)	(291)	155
Other operating activities	(72)	11	(92)
Cash provided by operating activities	3,979	7,112	10,072
Investing activities:
Capital expenditures	(3,173)	(2,214)	(1,948)
Investment in and advances to affiliates	—	(35)	—
Sale of business	1	—	100
Disposition of plant and equipment	17	15	32
Acquisitions (net of cash acquired)	(758)	(71)	(3,553)
Purchases of investments	(1,296)	(1,472)	(914)
Proceeds from the sale of investments	1,487	1,317	590
Other investing activities	(12)	(36)	(10)
Cash used in investing activities	(3,734)	(2,496)	(5,703)
Financing activities:
Net change in short-term debt	105	(25)	(59)
Proceeds from issuance of long-term debt, net of discount	—	—	2,092
Repayment of long-term debt	(10)	(10)	(1,111)
Bond issuance costs	—	—	(13)
Proceeds from exercise of stock options	4	12	23
Payment of tax withholdings on certain stock-based compensation	(53)	(49)	(64)
Distributions to noncontrolling interests	(352)	(435)	(332)
Cash dividends	(522)	(515)	(534)
Acquisition of treasury stock	(2,217)	(1,554)	(2,763)
Proceeds from government incentives	—	—	275
Other financing activities	(13)	(17)	(25)
Cash used in financing activities	(3,058)	(2,593)	(2,511)
Effect of exchange rate changes on cash	(16)	3	(6)
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(2,829)	2,026	1,852
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	6,387	4,361	2,509
Cash and cash equivalents and restricted cash and cash equivalents - end of year	$3,558	$6,387	$4,361
Non-cash investing activity:
Change in accrued plant and equipment purchases	$115	$1	$5

See notes to consolidated financial statements.

NUCOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

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

Distributions are made to noncontrolling interest partners in CSI in accordance with the stockholder agreement.

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

Short-term Investments

Short-term investments are recorded at fair value. Unrealized gains and losses on investments classified as available-for-sale are recorded as a component of accumulated other comprehensive income (loss) if material. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date.

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

Goodwill and Other Intangibles

Goodwill is the excess of cost over the fair value of net assets of businesses acquired. Goodwill is not amortized but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. We perform our annual impairment analysis as of the first day of the fourth quarter each year. The evaluation of impairment involves comparing the current estimated fair value of each reporting unit, which is a level below the operating segment, to the recorded value, including goodwill. When appropriate, Nucor performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, it may be necessary to perform a quantitative analysis. In these instances, a discounted cash flow model is used to determine the current estimated fair value of these reporting units. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, which could include market growth and market share, sales volumes and prices, raw materials and other costs to produce, discount rate and estimated capital needs. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in assumptions and estimates may affect the fair value of goodwill and could result in impairment charges in future periods.

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

Recently Issued Accounting Pronouncements

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

In November 2024, new accounting guidance was issued that requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. The new accounting guidance also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The new accounting guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this new accounting guidance can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company is evaluating the impact that the adoption of this new guidance will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, new accounting guidance was issued that updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This new guidance also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The new guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance retrospectively on December 31, 2024. As a result, we have enhanced our segment disclosures to include the presentation of cost of sales by segment and the disclosure of our CODMs. The adoption of this accounting guidance affects only our disclosures, with no impacts to our financial condition and results of operations.

3. Short-term Investments

Nucor held $581 million of short-term investments as of December 31, 2024 ($747 million as of December 31, 2023). The investments held as of December 31, 2024 and December 31, 2023 consisted mainly of certificates of deposit (“CD’s”), commercial paper, corporate bonds and U.S. government securities, which were classified as available-for-sale. Interest income on the CD’s and corporate bonds was recorded as earned.

Realized and unrealized gains or losses have been deemed immaterial for disclosure by Nucor management.

4. Accounts Receivable

An allowance for credit losses is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of the allowance for credit losses of $115 million at December 31, 2024 ($127 million at December 31, 2023 and $200 million at December 31, 2022).

5. Inventories

Inventories consisted of approximately 34% raw materials and supplies and 66% finished and semi-finished products at December 31, 2024 (37% and 63%, respectively at December 31, 2023). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

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

Supplemental statement of earnings information related to our leases is as follows (in millions):

		Year Ended December 31,
	Statement of Earnings Classification	2024	2023	2022
Operating lease cost	Cost of products sold	$18	$27	$24
Operating lease cost	Marketing, administrative and other expenses	11	3	3
Total operating lease cost		$29	$30	$27
Finance lease cost:
Amortization of leased assets	Cost of products sold	$30	$19	$19
Interest on lease liabilities	Interest expense, net	3	12	12
Total finance lease cost		$33	$31	$31
Total lease cost		$62	$61	$58

Supplemental cash flow information related to our leases is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$30	$30	$27
Operating cash flows from finance leases	$11	$12	$12
Financing cash flows from finance leases	$14	$17	$16
Non-cash investing and financing activities:
Additions to right-of-use assets obtained from
Operating lease liabilities	$36	$27	$34
Finance lease liabilities	$15	$16	$27

Supplemental balance sheet information related to our leases is as follows (in millions):

		December 31,
	Balance Sheet Classification	2024	2023
Assets:
Operating lease	Other assets	$107	$103
Finance lease	Property, plant and equipment, net	163	167
Total leased		$270	$270
Liabilities:
Current operating	Accrued expenses and other current liabilities	$24	$25
Current finance	Current portion of long-term debt and finance lease obligations	17	14
Non-current operating	Deferred credits and other liabilities	93	82
Non-current finance	Long-term debt and finance lease obligations due after one year	174	175
Total leased		$308	$296

Weighted-average remaining lease term and discount rate for our leases are as follows:

December 31, 2024
Weighted-average remaining lease term - operating leases	7.8 years
Weighted-average remaining lease term - finance leases	13.1 years
Weighted-average discount rate - operating leases	4.5%
Weighted-average discount rate - finance leases	10.4%

The reason for the substantial weighted-average discount rate – finance leases, of 10.4%, is due to Nucor’s past accounting for the respective finance leases under the former accounting guidance for capital leases. Pursuant to the former lease accounting guidance, the recognition of a capital lease asset and associated capital lease liability could not exceed the fair market value of the leased asset at the lease commencement. Accordingly, the incremental borrowing rate was adjusted upward so that the present value of the minimum lease payments would equal the fair value of the asset.

Maturities of lease liabilities by year for our leases were as follows as of December 31, 2024 (in millions):

	Operating Leases	Finance Leases
Maturities of lease liabilities, year ending December 31,
2025	$29	$25
2026	25	24
2027	19	23
2028	16	22
2029	12	21
Thereafter	41	145
Total lease payments	$142	$260
Less imputed interest	(25)	(69)
Present value of lease liabilities	$117	$191

7. Property, Plant and Equipment

Property, plant and equipment is carried at historical cost, net of accumulated depreciation. Net property, plant and equipment by major asset class consisted of the following (in millions):

	December 31,
	2024	2023
Land and improvements, net	$1,257	$1,183
Buildings and improvements	2,764	2,551
Machinery and equipment	17,431	16,328
Proved oil and gas properties	559	559
Leasehold interest in unproved oil and gas properties	96	96
Construction in process and equipment deposits	3,758	2,122
	25,865	22,839
Less accumulated depreciation	(12,622)	(11,789)
	$13,243	$11,050

The estimated useful lives primarily range from five to 25 years for land improvements, four to 40 years for buildings and improvements and two to 15 years for machinery and equipment. The useful life for proved oil and gas properties is based on the unit-of-production method and varies by well.

Included within property, plant and equipment, net, of the steel mills segment at December 31, 2024 is $235 million of assets, net of accumulated depreciation, related to our consolidated joint venture NJSM. During the fourth quarter 2024, the Company determined that a triggering event occurred after review of NJSM’s most recent annual forecast. The Company performed an impairment assessment to determine if the carrying amount of NJSM exceeded its projected undiscounted cash flows. Upon completion of the assessment, the Company determined that the carrying amount did not exceed its projected undiscounted cash flows and no impairment charge was required. Nucor will continue to monitor NJSM’s financial performance. If NJSM’s financial performance underperforms its forecasts, management may determine that a triggering event has occurred and additional testing may be required.

Raw Materials Segment Asset Impairments

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

Financial Assistance Related to Sheet Mill in West Virginia

Nucor received $275 million of financial assistance in 2022 from the West Virginia Department of Economic Development in connection with Nucor’s planned construction of Nucor Steel West Virginia (NSWV), a sheet mill in Mason County, West Virginia. Nucor will earn the financial assistance if, by the Completion Date (defined in the agreement as on or before December 31, 2026), Nucor meets certain capital investment, full-time jobs creation and total annual payroll criteria. Nucor believes that it is probable we will meet these conditions. Nucor spent $180 million in 2022 and $95 million in 2023 in qualifying expenditures for the construction of NSWV, and that amount is included as a contra-asset in construction in process and equipment deposits that are a part of property, plant and equipment, net on the consolidated balance sheet at December 31, 2024 and December 31, 2023. When the NSWV assets are placed into service, the effect of depreciating the assets constructed with the financial assistance will decrease depreciation expense in the consolidated statement of earnings.

8. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the years ended December 31, 2024 and 2023 by segment is as follows:

	(in millions)
	Steel	Steel	Raw
	Mills	Products	Materials	Total
Balance, December 31, 2022	$675	$2,510	$735	$3,920
Acquisitions	—	(2)	45	43
Translation	—	6	—	6
Balance, December 31, 2023	675	2,514	780	3,969
Acquisitions	—	318	17	335
Translation	—	(16)	—	(16)
Balance, December 31, 2024	$675	$2,816	$797	$4,288

The majority of goodwill is not tax deductible.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and are comprised of the following:

	(in millions)
	December 31, 2024		December 31, 2023
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$4,444	$1,512	$4,190	$1,296
Trademarks and trade names	387	192	372	168
Other	129	122	110	100
	$4,960	$1,826	$4,672	$1,564

Intangible asset amortization expense was $262 million in 2024 ($238 million in 2023 and $235 million in 2022). Annual amortization expense is estimated to be $253 million in 2025, $248 million in 2026, $245 million in 2027, $242 million in 2028 and $208 million in 2029.

The Company completed its annual goodwill impairment testing as of the first day of the fourth quarter for each of 2024, 2023 and 2022 and concluded that as of each such date there was no impairment of goodwill for any of its reporting units.

There are no material historical accumulated impairment charges, by segment or in the aggregate, related to goodwill.

9. Equity Investments

The carrying value of our equity investments in domestic and foreign companies was $483 million at December 31, 2024 ($480 million at December 31, 2023), and is recorded in other assets in the consolidated balance sheets.

NuMit

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 32 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for its investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of NuMit. Nucor’s investment in NuMit was $438 million at December 31, 2024 ($432 million at December 31, 2023). Nucor received distributions of $25 million, $33 million, and $56 million from NuMit during 2024, 2023 and 2022, respectively.

All Equity Investments

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. There were no triggering events that caused management to pursue additional testing of our equity method investments in 2024.

10. Current Liabilities

Book overdrafts, included in accounts payable in the consolidated balance sheets, were $146 million at December 31, 2024 ($159 million at December 31, 2023). Dividends payable, included in accrued expenses and other current liabilities in the consolidated balance sheets, were $129 million at December 31, 2024 ($134 million at December 31, 2023).

11. Debt and Other Financing Arrangements

	December 31,
(in millions)	2024	2023
Industrial revenue bonds due from 2025 to 2061 (1)	$1,350	$1,350
NJSM notes due from 2025 to 2029 (2)	80	80
Notes, 2.000%, due 2025	500	500
Notes, 3.950%, due 2025	500	500
Notes, 4.300%, due 2027	500	500
Term notes, 2.950%, due 2027 (3)	48	58
Notes, 3.950%, due 2028	500	500
Notes, 2.700%, due 2030	500	500
Notes, 3.125%, due 2032	550	550
Notes, 6.400%, due 2037	543	543
Notes, 5.200%, due 2043	338	338
Notes, 4.400%, due 2048	329	329
Notes, 3.850%, due 2052	550	550
Notes, 2.979%, due 2055	439	439
Finance lease obligations	191	189
Total long-term debt and finance lease obligations	6,918	6,926
Less premium on debt exchange	165	171
Less debt issuance costs	28	32
Total amounts outstanding	6,725	6,723
Less current maturities of long-term debt (2) (3)	1,025	60
Less current portion of finance lease obligations	17	14
Total long-term debt and finance lease obligations due after one year	$5,683	$6,649

(1)
The industrial revenue bonds had variable rates ranging from 3.92% to 4.70% at December 31, 2024 and 4.20% to 5.10% at December 31, 2023.
(2)
The NJSM notes relate to borrowings of NJSM under its General Financing Agreement and Promissory Note (the “NJSM Facility”). The maximum amount NJSM could borrow under the NJSM Facility was $80 million at December 31, 2024. The NJSM Facility is uncommitted. Borrowings under the NJSM Facility had variable rates ranging from 5.46% to 6.88% at December 31, 2024.
(3)
The term notes were assumed in conjunction with the acquisition of 51% ownership of CSI on February 1, 2022. The original principal amount of the notes was $101 million, with a fixed rate of 2.95% until September 30, 2026 when they will convert to a floating rate. Payments of $3 million are due quarterly along with accrued interest. The term notes mature on March 31, 2027. (See Note 24.)

Annual aggregate long-term debt maturities are: $1.03 billion in 2025, $65 million in 2026, $532 million in 2027, $553 million in 2028, $66 million in 2029 and $4.48 billion thereafter

Nucor's $1.75 billion revolving credit facility remains undrawn and has a maturity date of November 5, 2026. The unsecured revolving credit facility provides up to $1.75 billion in revolving loans and allows up to $500 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. Up to $100 million of the credit facility is available for the issuance of letters of credit and up to $500 million is available for the issuance of revolving loans for Nucor subsidiaries in accordance with the terms set forth in the credit agreement. The credit facility provides for a pricing grid based upon the credit rating of Nucor’s senior unsecured long-term debt and, alternatively, interest rates quoted by lenders in connection with competitive bidding. The credit facility includes customary financial and other covenants, including a limit on the ratio of funded debt to total capital of 60%, a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2024, Nucor’s funded debt to total capital ratio was 25%, and Nucor was in compliance with all covenants under the credit facility. No borrowings were outstanding under the credit facility as of December 31, 2024 and 2023.

On March 11, 2022, Nucor completed the issuance and sale of $550 million aggregate principal amount of its 3.125% Notes due 2032 (the “2032 Notes”) and $550 million aggregate principal amount of its 3.850% Notes due 2052 (the “2052 Notes” and, together with the 2032 Notes, the “2032/2052 Notes”). The net proceeds from the issuance and sale of the 2032/2052 Notes were used along with cash on hand to redeem all of the outstanding $600 million aggregate principal amount of our 4.125% Notes due 2022 (the “2022 Notes”) and $500 million aggregate principal amount of our 4.000% Notes due 2023 (the “2023 Notes”) pursuant to the terms of the indenture governing the 2022 Notes and the 2023 Notes. The net proceeds from the issuance and sale of the 2032/2052 Notes were $1.09 billion, after expenses and the underwriting discount. Costs of $15 million associated with the issuance and sale of the 2032/2052 Notes have been capitalized and will be amortized over the life of the 2032/2052 Notes.

On April 25, 2022, Nucor redeemed all $500 million aggregate principal amount outstanding of the 2023 Notes using a portion of the net proceeds from the issuance and sale of the 2032/2052 Notes. On August 15, 2022, Nucor redeemed all $600 million aggregate principal amount outstanding of the 2022 Notes using the remaining portion of the net proceeds from the issuance and sale of the 2032/2052 Notes.

On May 23, 2022, Nucor completed the issuance and sale of $500 million aggregate principal amount of its 3.950% Notes due 2025 (the “2025 Notes”) and $500 million aggregate principal amount of its 4.300% Notes due 2027 (the “2027 Notes” and, together with the 2025 Notes, the “2025/2027 Notes”). The net proceeds from the issuance and sale of the 2025/2027 Notes were used for general corporate purposes and to pay a portion of the purchase price for the acquisition of C.H.I. The net proceeds from the issuance and sale of the 2025/2027 Notes were $992 million, after expenses and the underwriting discount. Costs of $6 million associated with the issuance and sale of the 2025/2027 Notes have been capitalized and will be amortized over the life of the 2025/2027 Notes.

Harris Steel has credit facilities totaling approximately $18 million, with no outstanding borrowings at December 31, 2024 and 2023.

The business of Nucor Trading S.A. is financed by uncommitted trade credit arrangements with a number of European banking institutions. As of December 31, 2024, Nucor Trading S.A. had outstanding borrowings of $45 million ($24 million as of December 31, 2023). NJSM maintains an uncommitted trade credit agreement with three banking institutions. As of December 31, 2024, NJSM had outstanding borrowings of $180 million ($95 million as of December 31, 2023) under the trade credit agreement. Nucor Trading S.A. and NJSM's credit arrangements are presented in short-term debt in the consolidated balance sheets.

Letters of credit totaling $59 million were outstanding as of December 31, 2024 ($58 million as of December 31, 2023), related to certain obligations, including workers’ compensation, utilities deposits and credit arrangements by Nucor Trading S.A. for commitments to purchase inventories.

12. Capital Stock

The par value of Nucor’s common stock is $0.40 per share and there are 800 million shares authorized. In addition, 250,000 shares of preferred stock, par value $4.00 per share, are authorized, with preferences, rights and restrictions as may be fixed by the Board of Directors. There are no shares of preferred stock issued or outstanding.

Dividends declared per share were $2.170 in 2024 ($2.070 in 2023 and $2.010 per share in 2022).

The Company repurchased approximately $2.22 billion of its common stock in 2024 (approximately $1.55 billion in 2023 and $2.76 billion in 2022).

On May 11, 2023, the Company announced that the Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. At December 31, 2024, the Company had approximately $1.11 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Derivative Financial Instruments

The following tables summarize information regarding Nucor’s derivative financial instruments (in millions):

		Fair Value at
		December 31,
Fair Value of Derivative Financial Instruments	Consolidated Balance Sheet Location	2024	2023
Asset derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$4	$—
Commodity contracts	Other assets	2	—

Total asset derivatives designated as hedging instruments		6	—

Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1	—

Total asset derivatives		$7	$—

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(4)	$(15)
Commodity contracts	Deferred credits and other liabilities	—	(4)

Total liability derivatives designated as hedging instruments		(4)	(19)
Liability derivatives not designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	—	(4)

Total liability derivatives		$(4)	$(23)

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments for the Year Ended December 31, (in millions)

					Amount of Gain or
					(Loss), Net of Tax,
		Amount of Gain or (Loss),			Reclassified from			Amount of Gain or (Loss),
	Statement of	Net of Tax, Recognized			Accumulated OCI into			Net of Tax, Recognized
Derivatives in Cash Flow	Earnings	in OCI on Derivatives			Earnings on Derivatives			in Earnings on Derivatives
Hedging Relationships	Location	(Effective Portion)			(Effective Portion)			(Ineffective Portion)
		2024	2023	2022	2024	2023	2022	2024	2023	2022
Commodity contracts	Cost of products sold	$(6)	$(52)	$77	$(21)	$(12)	$52	$—	$—	$—

At December 31, 2024, natural gas swaps covering approximately 33 million MMBTUs (extending through December 2026) were outstanding.

14. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and liabilities that are measured at fair value. Nucor does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

		(in millions)
		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Amount in	Identical	Observable	Unobservable
	Consolidated	Assets	Inputs	Inputs
Description	Balance Sheets	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2024
Assets:
Cash equivalents	$2,821	$2,821	$—	$—
Short-term investments	581	581
Derivative contracts	7	—	7	—
Restricted cash and cash equivalents	—	—	—	—
Other assets	96	27	—	69
Total assets	$3,505	$3,429	$7	$69
Liabilities:
Derivative contracts	$(4)	$—	$(4)	$—
As of December 31, 2023
Assets:
Cash equivalents	$5,725	$5,725	$—	$—
Short-term investments	747	747	—	—
Derivative contracts	-	—	—	—
Restricted cash and cash equivalents	3	3	—	—
Other assets	48	4	—	44
Total assets	$6,523	$6,479	$—	$44
Liabilities:
Derivative contracts	$(23)	$—	$(23)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $6.19 billion at December 31, 2024 (approximately $6.22 billion at December 31, 2023). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at December 31, 2024 and 2023, or similar debt with the same maturities, ratings and interest rates.

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

16. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to key employees, officers and non-employee directors. The Company’s stockholders approved an amendment and restatement of the Omnibus Plan on May 14, 2020. The Company also amended the Omnibus Plan on September 14, 2023. The Omnibus Plan, as amended and restated, permits the award of stock options, restricted stock units, restricted shares and other stock-based awards for up to 19 million shares of the Company’s common stock. As of December 31, 2024, 3 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans under which stock-based awards remain outstanding but no further awards may be made. As of December 31, 2024, 0.1 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to Nucor’s key employees, officers and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans is as follows (shares in thousands):

	Year Ended December 31,
	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Number of shares under stock options:
Outstanding at beginning of year	718	$78.33	837	$66.76	1,186	$55.58
Granted	73	$168.85	91	$133.03	98	$130.71
Exercised	(64)	$55.84	(210)	$55.85	(447)	$51.14
Canceled	(3)	$168.85	—	$—	—	$—
Outstanding at end of year	724	$89.06	718	$78.33	837	$66.76
Stock options exercisable at end of year	490	$63.65	433	$48.33	313	$59.60

The total intrinsic value of stock options (the amount by which the stock price exceeded the exercise price of the stock option on the date of exercise) that were exercised during 2024 was $9 million ($25 million in 2023 and $32 million in 2022).

The following table summarizes information about stock options outstanding at December 31, 2024 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining Contractual	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$40.00 - $70.00	355	5.2 years	$44.06	355	$44.06
$70.01 - $100.00	—	0.0 years	$—	—	$—
$100.01 - $130.00	116	6.4 years	$110.74	116	$110.74
$130.01 - $160.00	183	7.9 years	$131.86	16	$131.44
$160.01 - $168.85	70	9.4 years	$168.85	4	$168.85

$40.00 - $168.85	724	6.5 years	$89.06	491	$63.65

As of December 31, 2024, the total aggregate intrinsic value of stock options outstanding and stock options exercisable was $26 million and $26 million, respectively.

The grant date fair value of stock options granted was $67.83 per share in 2024 ($49.62 per share in 2023 and $45.27 per share in 2022). The fair value was estimated using the Black-Scholes options pricing model with the following assumptions:

	2024	2023	2022
Exercise price	$168.85	$133.03	$130.71
Expected dividend yield	1.28%	1.53%	1.53%
Expected stock price volatility	37.69%	37.55%	35.77%
Risk-free interest rate	4.52%	3.66%	2.98%
Expected life (years)	6.5	6.5	6.5

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $5 million in 2024 ($5 million in 2023 and $5 million in 2022). As of December 31, 2024, unrecognized compensation expense related to stock options was $2 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2024		2023		2022
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units:
Unvested at beginning of year	947	$124.89	1,003	$98.66	1,167	$60.45
Granted	749	$168.85	831	$133.03	774	$130.71
Vested	(651)	$143.20	(873)	$102.79	(916)	$77.21
Canceled	(24)	$149.59	(14)	$106.76	(22)	$93.73
Unvested at end of year	1,021	$144.89	947	$124.89	1,003	$98.66

Compensation expense for RSUs was $106 million in 2024 ($88 million in 2023 and $80 million in 2022). The total fair value of shares vested during 2024 was $110 million ($121 million in 2023 and $120 million in 2022). As of December 31, 2024, unrecognized compensation expense related to unvested RSUs was $101 million, which is expected to be recognized over a weighted-average period of 1.1 years.

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

A summary of Nucor’s restricted stock activity under the AIP and the LTIP is as follows (shares in thousands):

	Year Ended December 31,
	2024		2023		2022
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Restricted stock units and restricted stock awards:
Unvested at beginning of year	210	$145.55	209	$108.55	107	$57.17
Granted	421	$187.54	414	$171.38	465	$128.62
Vested	(383)	$175.06	(406)	$152.68	(356)	$119.29
Canceled	—	$—	(7)	$154.05	(7)	$113.86
Unvested at end of year	248	$169.36	210	$145.55	209	$108.55

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $21 million in 2024 ($38 million in 2023 and $51 million in 2022). The total fair value of shares vested during 2024 was $71 million ($69 million in 2023 and $46 million in 2022). As of December 31, 2024, unrecognized compensation expense related to unvested restricted stock awards was $10 million, which is expected to be recognized over a weighted-average period of 1.7 years.

17. Employee Benefit Plans

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $298 million in 2024 ($611 million in 2023 and $994 million in 2022). The related liability for these benefits is included in salaries, wages and related accruals in the consolidated balance sheets.

Nucor also has a medical plan covering certain eligible early retirees. The unfunded obligation, included in deferred credits and other liabilities in the consolidated balance sheets, totaled $35 million at December 31, 2024 ($33 million at December 31, 2023). The expense associated with this early retiree medical plan totaled $3 million in 2024 ($0.3 million in 2023 and $2 million in 2022). The discount rate used by Nucor in determining its benefit obligation was 5.7% in 2024 (5.0% in 2023 and 5.2% in 2022). The health care cost increase trend rate used was 6.3% in 2024 (6.8% in 2023 and 6.3% in 2022). The health care cost increase trend rate is projected to decline gradually to 4.0% by 2050.

18. Interest (Income) Expense

The components of net interest (income) expense are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest expense	$228	$246	$219
Interest income	(258)	(276)	(49)
Interest (income) expense, net	$(30)	$(30)	$170

Interest paid was $256 million in 2024 ($257 million in 2023 and $230 million in 2022).

19. Income Taxes

Components of earnings before income taxes and noncontrolling interests are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$2,884	$6,204	$10,213
Foreign	18	69	32
	$2,902	$6,273	$10,245

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$587	$1,128	$1,896
State	77	194	304
Foreign	35	17	13
Total current	699	1,339	2,213
Deferred:
Federal	(108)	20	77
State	(7)	(19)	(120)
Foreign	(1)	20	(4)
Total deferred	(116)	21	(47)
Total provision for income taxes	$583	$1,360	$2,166

A reconciliation of the federal statutory tax rate (21%) to the total provision is as follows:

	Year Ended December 31,
	2024	2023	2022
Taxes computed at statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	1.79%	2.14%	1.41%
Federal research credit	-1.55%	-0.51%	-0.10%
Equity in losses of foreign joint venture	0.00%	0.17%	0.11%
Foreign rate differential	-0.10%	0.10%	0.00%
Foreign valuation allowance	1.13%	0.08%	0.00%
Noncontrolling interests	-2.33%	-1.27%	-0.85%
Other, net	0.15%	-0.03%	-0.44%
Provision for income taxes	20.09%	21.68%	21.13%

For the year ended December 31, 2024, the effective tax rate on continuing operations was 20.09% compared to 21.68% for the year ended December 31, 2023.

Deferred tax assets and liabilities resulted from the following (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Accrued liabilities and reserves	$248	$253
Allowance for doubtful accounts	40	39
Inventory	87	141
Research and development expenditures	207	134
Post-retirement benefits	9	8
Hedges	—	5
Net operating loss carryforward	113	94
Tax credit carryforwards	127	216
Other deferred tax assets	14	12
Valuation allowance	(152)	(210)
Total deferred tax assets	693	692
Deferred tax liabilities:
Holdbacks and amounts not due under contracts	(12)	(16)
Hedges	(1)	—
Intangibles	(690)	(706)
Property, plant and equipment	(1,085)	(1,170)
Other deferred tax liabilities	(53)	(48)
Book/Tax differences on debt modifications	(44)	(44)
Total deferred tax liabilities	(1,885)	(1,984)
Total net deferred tax liabilities	$(1,192)	$(1,292)

Non-current deferred tax assets included in other assets in the consolidated balance sheets were $44 million at December 31, 2024 ($41 million at December 31, 2023). Non-current deferred tax liabilities included in deferred credits and other liabilities in the consolidated balance sheets were $1.24 billion at December 31, 2024 ( $1.33 billion at December 31, 2023). Current federal and state income taxes receivable included in other current assets in the consolidated balance sheets were $218 million at December 31, 2024 ($346 million at December 31, 2023). Nucor paid $508 million in net federal, state and foreign income taxes in 2024 ($1.06 billion and $2.63 billion in 2023 and 2022, respectively).

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

State NOL carryforwards were $200 million at December 31, 2024 ($185 million at December 31, 2023). If unused, they will expire between 2025 and 2044. Foreign NOL carryforwards were $355 million at December 31, 2024 ($326 million at December 31, 2023). If unused, the foreign NOL carryforwards will expire between 2026 and 2034.

At December 31, 2024, Nucor had approximately $212 million of unrecognized tax benefits, of which $209 million would affect Nucor's effective tax rate, if recognized. At December 31, 2023, Nucor had approximately $188 million of unrecognized tax benefits, of which $188 million would affect Nucor's effective tax rate, if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits recorded in deferred credits and other liabilities in the consolidated balance sheets is as follows (in millions):

	December 31,
	2024	2023	2022
Balance at beginning of year	$188	$142	$95
Additions based on tax positions related to current year	31	44	55
Reductions based on tax positions related to current year	—	—	—
Additions based on tax positions related to prior years	7	10	13
Reductions based on tax positions related to prior years	(8)	(1)	(9)
Reductions due to settlements with taxing authorities	—	—	—
Reductions due to statute of limitations lapse	(6)	(7)	(12)
Balance at end of year	$212	$188	$142

We estimate that in the next 12 months, our gross uncertain tax positions, exclusive of interest, could decrease by as much as $32 million, as a result of the expiration of the applicable statute of limitations.

During 2024, Nucor recognized $12 million of expense in interest and penalties ($10 million of expense in 2023 and $9 million of expense in 2022). The interest and penalties are included in interest expense, net and marketing, administrative and other expenses, respectively, in the consolidated statements of earnings. As of December 31, 2024, Nucor had approximately $50 million of accrued interest and penalties related to uncertain tax positions (approximately $37 million at December 31, 2023). The accrued interest and penalties are included in accrued expenses and other current liabilities and deferred credits and other liabilities, respectively, in the consolidated balance sheets.

The IRS is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for tax years through 2014, and for the tax years 2016 through 2018. The tax years 2021 through 2023 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2023 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

20. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component (in millions):

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2023	$(14)	$(159)	$11	$(162)
Other comprehensive income (loss) before reclassifications	(6)	(61)	—	(67)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	21	—	—	21
Net current-period other comprehensive income (loss)	15	(61)	—	(46)
December 31, 2024	$1	$(220)	$11	$(208)

(1)
Includes $21 and $(0) net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $7 and $(0), respectively.

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2022	$26	$(180)	$17	$(137)
Other comprehensive income (loss) before reclassifications	(52)	21	(5)	(36)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	12	—	(1)	11
Net current-period other comprehensive income (loss)	(40)	21	(6)	(25)
December 31, 2023	$(14)	$(159)	$11	$(162)

(2)
Includes $12 and $(1) net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $4 and $(0.30), respectively.

21. Earnings Per Share

The computations of basic and diluted net earnings per share are as follows (in millions, except per share data):

Year Ended December 31,	2024	2023	2022
Basic net earnings per share:
Basic net earnings	$2,027	$4,525	$7,607
Earnings allocated to participating securities	(9)	(17)	(31)
Net earnings available to common stockholders	$2,018	$4,508	$7,576
Basic average shares outstanding	238.3	249.8	262.3
Basic net earnings per share	$8.47	$18.05	$28.88
Diluted net earnings per share:
Diluted net earnings	$2,027	$4,525	$7,607
Earnings allocated to participating securities	(9)	(17)	(30)
Net earnings available to common stockholders	$2,018	$4,508	$7,577
Diluted average shares outstanding:
Basic average shares outstanding	238.3	249.8	262.3
Dilutive effect of stock options and other	0.2	0.6	0.9
	238.5	250.4	263.2
Diluted net earnings per share	$8.46	$18.00	$28.79

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (shares in thousands):

Year Ended December 31,	2024	2023	2022
Anti-dilutive stock options:
Weighted-average shares	35	-	25
Weighted-average exercise price	$168.85	$—	$130.71

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

Segment results are regularly reviewed by the Company's Chief Operating Decision Makers ("CODMs"), the President and Chief Executive Officer and Chief Operating Officer, to manage the business, make decisions about resources to be allocated to the segments and to assess performance. The measure of profit and loss that is used by the CODMs to assess segment performance and to allocate resources is earnings before income taxes and noncontrolling interests by segment (“segment earnings”). Our CODMs evaluate each segment’s performance based on metrics such as net sales, segment earnings and other key financial indicators, guiding strategic decisions to align with company-wide goals.

Segment cost of products sold is considered a significant segment expense and is regularly provided to the CODM. Segment cost of products sold includes amounts related to both net sales to external customers and intercompany sales.

Nucor’s results by segment were as follows (in millions):

	2024
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$18,734	$10,085	$1,915	$30,734
Intercompany sales	4,309	553	11,365	16,227
Total Sales	23,043	10,638	13,280	46,961
Reconciliation of Sales
Elimination of intercompany sales				(16,227)
Net sales to external customers				30,734
Less:
Cost of products sold	20,766	8,644	11,028	40,438
Other segment items	51	398	2,212	2,661
Segment earnings before income taxes and noncontrolling interests	2,226	1,596	40	3,862
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(960)
Earnings before income taxes and noncontrolling interests				$2,902

	2023
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$20,093	$12,759	$1,862	$34,714
Intercompany sales	4,812	456	12,364	17,632
Total Sales	24,905	13,215	14,226	52,346
Reconciliation of Sales
Elimination of intercompany sales				(17,632)
Net sales to external customers				34,714
Less:
Cost of products sold	21,120	9,357	11,787	42,264
Other segment items	73	414	2,185	2,672
Segment earnings before income taxes and noncontrolling interests	3,712	3,444	254	7,410
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(1,137)
Earnings before income taxes and noncontrolling interests				$6,273

	2022
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$24,190	$15,060	$2,262	$41,512
Intercompany sales	5,859	547	13,715	20,121
Total Sales	30,049	15,607	15,977	61,633
Reconciliation of Sales
Elimination of intercompany sales				(20,121)
Net sales to external customers				41,512
Less:
Cost of products sold	22,760	11,213	13,020	46,993
Other segment items	90	301	2,460	2,851
Segment earnings before income taxes and noncontrolling interests	7,199	4,093	497	11,789
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(1,544)
Earnings before income taxes and noncontrolling interests				$10,245

	Year Ended December 31,
	2024	2023	2022
Depreciation expense:
Steel mills	$728	$611	$529
Steel products	150	131	116
Raw materials	197	174	171
Corporate	19	15	11
	$1,094	$931	$827
Amortization expense:
Steel mills	$8	$8	$8
Steel products	226	202	199
Raw materials	28	28	28
	$262	$238	$235
Segment assets:
Steel mills	$16,582	$15,407	$14,157
Steel products	11,235	10,915	12,087
Raw materials	3,656	3,547	3,383
Corporate/eliminations	2,467	5,471	2,852
	$33,940	$35,340	$32,479
Capital expenditures:
Steel mills	$2,238	$1,440	$1,453
Steel products	497	367	267
Raw materials	478	353	182
Corporate	75	55	50
	$3,288	$2,215	$1,952

Net sales by product were as follows (in millions). Further product group breakdown is impracticable.

	Year Ended December 31,
	2024	2023	2022
Net sales to external customers:
Sheet	$9,248	$9,147	$11,438
Bar	5,190	5,994	7,032
Structural	2,276	2,429	2,928
Plate	2,020	2,523	2,792
Tubular Products	1,292	1,588	1,945
Rebar Fabrication	1,777	2,182	2,206
Joist	1,230	2,212	2,958
Deck	998	1,712	2,392
Building Systems	1,347	1,376	1,793
Other Steel Products	3,441	3,689	3,766
Raw Materials	1,915	1,862	2,262
	$30,734	$34,714	$41,512

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

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $200 million as of December 31, 2024 ($314 million as of December 31, 2023), and are included in accrued expenses and other current liabilities in the consolidated balance sheets. The amount of revenue recognized from the December 31, 2023 contract liabilities balance during 2024 was approximately $177 million.

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

Other Steel Products – Other steel products include our joist, deck, cold finish, metal building systems, insulated metal panels, piling, overhead doors, towers and structures, and the other remaining businesses that comprise the steel products segment. Generally, for these businesses, we transfer control and recognize a sale when we ship the product from our operating locations to our customers. The amount of consideration we receive and revenue we recognize for those sales are agreed upon with the customers before the product is shipped.

Included in the other steel products businesses is Nucor Racking Group (“NRG”). The majority of NRG’s revenues are related to supply and installation contracts. Revenue on NRG’s supply and installation contracts is primarily recognized over time, typically between three and six months, using the cost-to-cost input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on the contracts.

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

24. Acquisitions

Acquisition of Rytec Corporation

On July 23, 2024, Nucor used cash on hand to acquire the assets of Rytec Corporation ("Rytec") for a purchase price, net of cash and debt acquired, of approximately $565 million. Rytec is a manufacturer and seller of high-performance overhead doors. Rytec produces spiral metal doors for warehouses, manufacturing facilities, auto dealerships, and parking garages, as well as durable fabric doors that are used in cold storage, manufacturing and clean room applications. We believe this acquisition will help Nucor and C.H.I. Overhead Doors, LLC continue to grow their sales to the commercial market. The Rytec financial results are included as part of the steel products segment (see Note 22) beginning on July 23, 2024, the date Nucor acquired Rytec.

We allocated the purchase price for Rytec to its individual assets acquired and liabilities assumed. While the purchase price allocation is substantially complete, it is still preliminary and subject to change.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Rytec as of July 23, 2024, the date of acquisition (in millions):

Cash	$1
Accounts receivable	35
Inventory	33
Other current assets	1
Property, plant and equipment	32
Goodwill	275
Other intangible assets	215
Other assets	—
Total assets acquired	592
Accounts payable	16
Salary, wages and related accruals	5
Other current liabilities	6
Total liabilities assumed	27
Net assets acquired	$565

The following table summarizes the purchase price allocation to the identifiable intangible assets of Rytec as of July 23, 2024, the date of acquisition (in millions, except years):

		Weighted-
		Average Life
Customer relationships	$185	15 years
Trademarks and trade names	16	10 years
Other intangibles	14	< 1 year
	$215

The goodwill of $275 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment (see Note 8). The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $275 million, all of which is deductible for tax purposes. Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of Rytec and, therefore, this information is not presented.

Acquisition of Additional Interest in NJSM

On October 27, 2023, Nucor used cash on hand to acquire an additional 1% equity interest in NJSM bringing our total equity ownership to a 51% controlling interest. We believe this acquisition allows NJSM to benefit from Nucor's galvanized sheet sales expertise in North America.

Prior to this transaction, we accounted for our 50% ownership in NJSM under the equity method. As part of the purchase price allocation for this step acquisition, we remeasured our previously held interest as of the acquisition date which resulted in a $21 million loss recorded in marketing, administrative and other expenses. Neither our previously held equity interest in NJSM nor the loss on remeasuring the equity interest are material to our financial statements.

We allocated the purchase price for NJSM to its individual assets acquired and liabilities assumed.

The following table summarizes the fair values of the assets acquired and liabilities assumed of NJSM, as well as the fair value of the 49% noncontrolling interest not acquired by Nucor, as of October 27, 2023, the date of acquisition (in millions):

Cash	$11
Accounts receivable	11
Inventory	45
Other current assets	18
Property, plant and equipment	258
Goodwill	—
Other intangible assets	—
Other assets	—
Total assets acquired	343
Short-term debt	95
Current portion of long-term debt	50
Other current liabilities	14
Long-term debt due after one year	30
Other liabilities	1
Total liabilities assumed	190
Net assets acquired at 100%	153
Less: fair value of Noncontrolling interest	75
Net assets acquired at 51%	$78

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

Acquisition of C.H.I.

On June 24, 2022, Nucor used cash on hand to acquire the assets of C.H.I. for a purchase price, net of cash acquired, of approximately $3.00 billion. C.H.I. is a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. Commercial overhead doors are used in warehousing and retail, areas that Nucor has focused its attention on recently through other value-added products such as insulated metal panels (CENTRIA, Metl-Span and TrueCore brands) and steel racking solutions (Nucor Racking Group). It is expected that the C.H.I. acquisition also will benefit from Nucor’s recent paint line investments at its Hickman, Arkansas and Crawfordsville, Indiana sheet mills. The C.H.I. financial results are included as part of the steel products segment (see Note 22) beginning on June 24, 2022, the date Nucor acquired it.

We allocated the purchase price for C.H.I. to its individual assets acquired and liabilities assumed. The purchase price allocation is complete.

The following table summarizes the fair values of the assets acquired and liabilities assumed of C.H.I. as of June 24, 2022, the date of acquisition (in millions):

Cash	$159
Accounts receivable	78
Inventory	53
Other current assets	18
Property, plant and equipment	117
Goodwill	1,033
Other intangible assets	2,389
Other assets	10
Total assets acquired	3,857
Current liabilities	75
Deferred income taxes	578
Other liabilities	8
Total liabilities assumed	661
Net assets acquired	$3,196

The following table summarizes the purchase price allocation to the identifiable intangible assets of C.H.I. as of June 24, 2022, the date of acquisition (in millions, except years):

		Weighted-
		Average Life
Customer relationships	$2,242	25 years
Trademarks and trade names	147	13 years
Backlog	—	1 year
	$2,389

The goodwill of $1.04 billion is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel products segment. The goodwill is attributable to expected synergies within the steel products segment. Goodwill recognized for tax purposes was $6 million, all of which is deductible for tax purposes. Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of C.H.I. and, therefore, this information is not presented.

Acquisition of CSI

On February 1, 2022, Nucor used cash on hand to acquire a 51% controlling ownership position in CSI by purchasing a 50% equity interest from a subsidiary of Vale S.A. for a cash purchase price of approximately $400 million, adjusted for net debt and working capital at closing, as well as a 1% equity interest from JFE Steel Corporation. CSI is a flat-rolled steel converter located in California with the capability to produce more than two million tons of finished steel and steel products annually. The company has five product lines, including hot rolled, pickled and oiled, cold rolled, galvanized and electric resistance welded (“ERW”) pipe. Key end-use markets served by CSI include customers in the construction, service center and energy industries. We believe this acquisition helps give Nucor a strong presence in the Western region of the United States and grows our ability to produce a wide range of value-added sheet products. The CSI financial results were included as part of the steel mills segment (see Note 22) beginning on February 1, 2022, the date Nucor acquired its 51% controlling ownership position.

We allocated the purchase price for CSI to its individual assets acquired and liabilities assumed. The purchase price allocation is complete.

The following table summarizes the fair values of 100% of the assets and liabilities of CSI, as well as the fair value of the 49% noncontrolling interest not acquired by Nucor, as of February 1, 2022, the date Nucor acquired its 51% controlling ownership position (in millions):

Cash	$99
Accounts receivable	159
Inventory	355
Other current assets	5
Property, plant and equipment	567
Goodwill	62
Other intangible assets	—
Other assets	7
Total assets acquired	1,254
Current portion of long-term debt	10
Other current liabilities	163
Long-term debt due after one year	68
Other liabilities	140
Total liabilities assumed	381
Net assets acquired at 100%	873
Less: Fair value of noncontrolling interest	428
Net assets acquired at 51%	$445

The determination of the fair value of the noncontrolling interest was calculated using the implied value of 100% of the enterprise value of the business using the purchase price as the purchase price did not include a control premium on a per-share basis and the noncontrolling interest shareholder will participate equally in the economic benefits of CSI after the acquisition.

The goodwill of $62 million is calculated as the excess of the purchase price over the fair values of the assets acquired and liabilities assumed and has been allocated to the steel mills segment. The goodwill is attributable to the assembled workforce acquired, expanding our Western United States presence and CSI’s value-added product capabilities. None of the goodwill is deductible for tax purposes. Pro-forma results of operations for the Company would not be materially different as a result of the acquisition of CSI and, therefore, this information is not presented.

Other Acquisitions

Other smaller acquisitions, exclusive of purchase price adjustments made and net of cash acquired, totaled approximately $193 million, $71 million and $170 million in 2024, 2023 and 2022, respectively. Pro-forma results of operations for the Company would not be materially different if the aggregate acquisitions made during 2024, 2023 and 2022 were included and, therefore, this information is not presented.

25. Quarterly Information (Unaudited)

	(in millions, except per share data)
	Year Ended December 31, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$8,137	$8,077	$7,444	$7,076
Gross margin	1,523	1,194	758	627
Net earnings before noncontrolling interests (1)	959	712	303	345
Net earnings attributable to Nucor stockholders	845	645	250	287
Net earnings per share:
Basic	$3.46	$2.68	$1.05	$1.22
Diluted	$3.46	$2.68	$1.05	$1.22

(1) Third quarter of 2024 results include losses and impairments of asset charges of $83 million and $40 million, related to the impairment of certain non-current assets in the raw materials and steel products segments, respectively.

	(in millions, except per share data)
	Year Ended December 31, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$8,710	$9,523	$8,776	$7,704
Gross margin	1,998	2,502	1,921	1,394
Net earnings before noncontrolling interests	1,232	1,587	1,221	873
Net earnings attributable to Nucor stockholders	1,137	1,461	1,142	785
Net earnings per share:
Basic	$4.47	$5.82	$4.58	$3.17
Diluted	$4.45	$5.81	$4.57	$3.16

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2024 are included in “Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.

Item 9B. Other Information.

Insider Trading Arrangements - During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to Nucor’s executive officers appears in Part I of this report under the heading Information About Our Executive Officers and is incorporated herein by reference. The other information required by this item is incorporated herein by reference from Nucor’s definitive proxy statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2024 (the “Proxy Statement”), under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; and Corporate Governance and Board of Directors.

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

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this report.

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

•
Management’s Report on Internal Control Over Financial Reporting
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets—December 31, 2024 and 2023
•
Consolidated Statements of Earnings—Years Ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Comprehensive Income—Years Ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Cash Flows—Years Ended December 31, 2024, 2023 and 2022
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

4(xi)	Form of 6.400% Notes due 2037 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(xii)	Form of 5.200% Notes due 2043 (included in Exhibit 4(iv) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xiii)	Form of 3.950% Notes due 2028 (included in Exhibit 4(vi) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xiv)	Form of 4.400% Notes due 2048 (included in Exhibit 4(vi) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xv)	Form of 2.000% Notes due 2025 (included in Exhibit 4(vii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(xvi)	Form of 2.700% Notes due 2030 (included in Exhibit 4(vii) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(xvii)	Form of 2.979% Notes due 2055 (included in Exhibit 4(viii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed December 7, 2020 (File No. 001-04119))

4(xviii)	Form of 3.125% Notes due 2032 (included in Exhibit 4(ix) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(xix)	Form of 3.850% Notes due 2052 (included in Exhibit 4(ix) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(xx)	Form of 3.950% Notes due 2025 (included in Exhibit 4(x) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

4(xxi)	Form of 4.300% Notes due 2027 (included in Exhibit 4(x) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

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

Amendment No.1, effective September 14, 2023, to 2014 Omnibus Incentive Compensation Plan, as amended and restated effective February 21, 2022 (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-04119)) (#)

10(vi)

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

Retirement, Separation, Waiver and Release Agreement, dated as of May 28, 2024, by and between Nucor Corporation and Douglas J. Jellison (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 (file No. 001-04119)) (#)

10(xix)	Executive Employment Agreement of Leon J. Topalian (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xx)*	Amended and Restated Executive Employment Agreement of Leon J. Topalian (#)

10(xxi)	Executive Employment Agreement of D. Chad Utermark (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxii)*	Amended and Restated Executive Employment Agreement of D. Chad Utermark (#)

10(xxiii)	Executive Employment Agreement of Allen C. Behr (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2020 (File No. 001-04119)) (#)

10(xxiv)*	Amended and Restated Executive Employment Agreement of Allen C. Behr (#)

10(xxv)	Executive Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed January 5, 2021 (File No. 001-04119)) (#)

10(xxvi)	Executive Employment Agreement of Douglas J. Jellison (incorporated by reference to Exhibit 10(xxx) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxvii)	Executive Employment Agreement of Gregory J. Murphy (incorporated by reference to Exhibit 10(xxxi) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxviii)	Executive Employment Agreement of Daniel R. Needham (incorporated by reference to Exhibit 10(xxxii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxix)	Executive Employment Agreement of K. Rex Query (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxx)

Executive Employment Agreement of Stephen D. Laxton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed March 4, 2022 (File No. 001-04119)) (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(xxxi)*	Amended and Restated Executive Employment Agreement of Stephen D. Laxton (#)

10(xxxii)	Executive Employment Agreement of John Hollatz (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 (File No. 001-04119)) (#)

10(xxxiii)*	Amended and Restated Executive Employment Agreement of John Hollatz (#)

10(xxxiv)	Executive Employment Agreement of Noah Hanners (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-04119)) (#)

10(xxxv)*	Amended and Restated Executive Employment Agreement of Noah Hanners (#)

10(xxxvi)	Executive Employment Agreement of Brad Ford (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2023 (File No. 001-04119)) (#)

10(xxxvii)*	Amended and Restated Executive Employment Agreement of Brad Ford (#)

10(xxxviii)

Executive Employment Agreement of Nicole B. Theophilus, former Executive Vice President of Talent and Human Resources (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 (File No. 001-04119)) (#)

10(xxxix)	Executive Employment Agreement of Randy J. Spicer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 (File No. 001-04119)) (#)

10(xl)

Nucor Corporation Supplemental Retirement Plan for Executive Officers, as amended and restated effective December 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 15, 2023 (File No. 001-04119)) (#)

19*	Trading Policy

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

Nucor Corporation Executive Officer Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-04119))

101*

Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2024, filed February 27, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2024, filed February 27, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

(#) Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ Leon J. Topalian
Leon J. Topalian
Chair, President and Chief Executive Officer

Dated: February 27, 2025

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

/s/ Leon J. Topalian	/s/ Norma B. Clayton
Leon J. Topalian Chair, President, and Chief Executive Officer (Principal Executive Officer)	Norma B. Clayton Director

/s/ Stephen D. Laxton	/s/ Patrick J. Dempsey
Stephen D. Laxton Chief Financial Officer and Executive Vice President (Principal Financial Officer)	Patrick J. Dempsey Director

/s/ Michael D. Keller	/s/ Nicholas C. Gangestad
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Nicholas C. Gangestad Director

/s/ Christopher J. Kearney
Christopher J. Kearney Lead Director

/s/ Laurette T. Koellner
Laurette T. Koellner Director

/s/ Michael W. Lamach
Michael W. Lamach Director

/s/ Nadja Y. West
Nadja Y. West Director

Dated: February 27, 2025