Form 10-Q
period 2025-04-05
NUCOR CORP
filed 2025-05-14
CIK 73309

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2025

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

Yes ☐ No ☒

230,750,506 shares of the registrant’s common stock were outstanding at April 5, 2025.

Table of Contents

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended April 5, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In millions, except per share data)

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Net sales	$7,830	$8,137
Costs, expenses and other:
Cost of products sold	7,225	6,614
Marketing, administrative and other expenses	281	345
Equity in earnings of unconsolidated affiliates	(4)	(9)
Losses and impairments of assets	29	-
Interest expense (income), net	14	(38)
	7,545	6,912
Earnings before income taxes and noncontrolling interests	285	1,225
Provision for income taxes	59	266
Net earnings before noncontrolling interests	226	959
Earnings attributable to noncontrolling interests	70	114
Net earnings attributable to Nucor stockholders	$156	$845
Net earnings per share:
Basic	$0.67	$3.46
Diluted	$0.67	$3.46
Average shares outstanding:
Basic	232.7	243.1
Diluted	232.9	243.5

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Net earnings before noncontrolling interests	$226	$959
Other comprehensive income (loss):
Net unrealized gain (loss) on hedging derivatives, net of income taxes of $3 and $(2) for the first quarter of 2025 and 2024, respectively	10	(5)
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $1 and $2 for the first quarter of 2025 and 2024, respectively	3	5
Foreign currency translation loss, net of income taxes of $0 for the first quarter of 2025 and 2024	(3)	(15)
	10	(15)
Comprehensive income	236	944
Comprehensive income attributable to noncontrolling interests	70	114
Comprehensive income attributable to Nucor stockholders	$166	$830

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	April 5, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,156	$3,558
Short-term investments	905	581
Accounts receivable, net	2,965	2,675
Inventories, net	5,256	5,106
Other current assets	478	555
Total current assets	12,760	12,475
Property, plant and equipment, net	13,759	13,243
Goodwill	4,287	4,288
Other intangible assets, net	3,069	3,134
Other assets	824	800
Total assets	$34,699	$33,940
LIABILITIES
Current liabilities:
Short-term debt	$160	$225
Current portion of long-term debt and finance lease obligations	1,031	1,042
Accounts payable	2,272	1,832
Salaries, wages and related accruals	574	903
Accrued expenses and other current liabilities	1,022	975
Total current liabilities	5,059	4,977
Long-term debt and finance lease obligations due after one year	6,689	5,683
Deferred credits and other liabilities	1,836	1,863
Total liabilities	13,584	12,523
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152	152
Additional paid-in capital	2,245	2,223
Retained earnings	30,300	30,271
Accumulated other comprehensive loss, net of income taxes	(198)	(208)
Treasury stock	(12,430)	(12,144)
Total Nucor stockholders' equity	20,069	20,294
Noncontrolling interests	1,046	1,123
Total equity	21,115	21,417
Total liabilities and equity	$34,699	$33,940

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Operating activities:
Net earnings before noncontrolling interests	$226	$959
Adjustments:
Depreciation	303	257
Amortization	65	59
Impairment of assets	12	-
Stock-based compensation	26	21
Deferred income taxes	(31)	(40)
Distributions from affiliates	6	7
Equity in earnings of unconsolidated affiliates	(4)	(9)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(291)	(208)
Inventories	(150)	(14)
Accounts payable	378	(392)
Federal income taxes	72	248
Salaries, wages and related accruals	(308)	(596)
Other operating activities	60	168
Cash provided by operating activities	364	460
Investing activities:
Capital expenditures	(859)	(670)
Disposition of plant and equipment	3	4
Acquisitions (net of cash acquired)	(1)	1
Purchases of investments	(452)	(647)
Proceeds from the sale of investments	127	422
Other investing activities	2	-
Cash used in investing activities	(1,180)	(890)
Financing activities:
Net change in short-term debt	(65)	11
Proceeds from issuance of long-term debt, net of discount	997	-
Bond issuance costs	(9)	-
Repayment of long-term debt	(4)	(3)
Proceeds from exercise of stock options	-	3
Payment of tax withholdings on certain stock-based compensation	-	(3)
Distributions to noncontrolling interests	(172)	(265)
Cash dividends	(129)	(134)
Acquisition of treasury stock	(300)	(1,001)
Proceeds from government incentives	75	-
Other financing activities	21	(4)
Cash provided by (used in) financing activities	414	(1,396)
Effect of exchange rate changes on cash	-	(3)
Decrease in cash and cash equivalents	(402)	(1,829)
Cash and cash equivalents - beginning of year	3,558	6,387
Cash and cash equivalents - end of three months	$3,156	$4,558
Non-cash investing activity:
Change in accrued plant and equipment purchases	$62	$(11)

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Interim Presentation

The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to make a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2024.

Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In December 2023, new accounting guidance was issued related to income tax disclosures. The new accounting guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The new accounting guidance is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This new accounting guidance will likely result in additional required disclosures when adopted. The Company is evaluating the impact that the adoption of this new accounting guidance will have on its consolidated financial statements.

In November 2024, new accounting guidance was issued that requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. The new accounting guidance also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The new accounting guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this new accounting guidance can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company is evaluating the impact that the adoption of this new accounting guidance will have on its consolidated financial statements.

2. Inventories

Inventories consisted of approximately 39% raw materials and supplies and 61% finished and semi-finished products at April 5, 2025 (approximately 34% and 66%, respectively, at December 31, 2024). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $12.90 billion at April 5, 2025 ($12.62 billion at December 31, 2024).

Included within property, plant and equipment, net, of the steel mills segment at April 5, 2025 is $230 million of assets, net of accumulated depreciation, related to our consolidated joint venture, Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). During the fourth quarter of 2024, the Company determined that a triggering event occurred after review of NJSM's most recent annual forecast. The Company performed an impairment assessment to determine if the carrying amount of NJSM exceeded its projected undiscounted cash flows. Upon completion of the assessment, the Company determined that the carrying amount did not exceed its projected undiscounted cash flows and no impairment charge was required. Nucor will continue to monitor NJSM's financial performance. If NJSM's financial performance underperforms its forecasts, management may determine that a triggering event has occurred and additional testing may be required.

4. Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the three months ended April 5, 2025 by segment was as follows (in millions):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2024	$675	$2,816	$797	$4,288
Translation	-	(1)	-	(1)
Balance at April 5, 2025	$675	$2,815	$797	$4,287

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2024 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of April 5, 2025 and December 31, 2024 (in millions):

	April 5, 2025		December 31, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,444	$1,568	$4,444	$1,512
Trademarks and trade names	387	198	387	192
Other	129	125	129	122
	$4,960	$1,891	$4,960	$1,826

Intangible asset amortization expense in the first quarter of 2025 and 2024 was $65 million and $59 million, respectively. Annual amortization expense is estimated to be $253 million in 2025; $248 million in 2026; $245 million in 2027; $223 million in 2028; and $202 million in 2029.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $155 million at April 5, 2025 ($146 million at December 31, 2024). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $128 million at April 5, 2025 ($129 million at December 31, 2024).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of April 5, 2025 and December 31, 2024 (in millions). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 5, 2025
Assets:
Cash equivalents	$2,432	$2,432	$-	$-
Short-term investments	905	905	-	-
Derivative contracts	20	-	20	-
Other assets	96	22	-	74
Total assets	$3,453	$3,359	$20	$74
Liabilities:
Derivative contracts	$(3)	$-	$(3)	$-

As of December 31, 2024
Assets:
Cash equivalents	$2,821	$2,821	$-	$-
Short-term investments	581	581	-	-
Derivative contracts	7	-	7	-
Other assets	96	27	-	69
Total assets	$3,505	$3,429	$7	$69
Liabilities:
Derivative contracts	$(4)	$-	$(4)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and investment in a publicly traded nuclear power equipment manufacturer are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. Fair value measurements for Nucor's investments in privately held companies, most of which are in a nuclear fusion technology company, are classified under Level 3 because such measurements are based on unobservable inputs that indicate a change in fair value, including the transaction price in the event of a change in ownership of the investee (e.g., the sale of other investors' interests in the company) or the transaction price in the event of additional equity issuances of the investee. There were no transfers between levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $7.24 billion at April 5, 2025 (approximately $6.19 billion at December 31, 2024). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 5, 2025 and December 31, 2024, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first quarter of 2025 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	724	$89.06
Granted	-	$-
Exercised	-	$-		$-
Canceled	-	$-
Outstanding at April 5, 2025	724	$89.06	6.2 years	$20,973
Stock options exercisable at April 5, 2025	490	$63.65	5.4 years	$20,973

Compensation expense for stock options was $0.3 million and $0.4 million in the first quarter of 2025 and 2024, respectively. As of April 5, 2025, unrecognized compensation expense related to stock options was $1.7 million, which we expect to recognize over a weighted-average period of 1.8 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first quarter of 2025 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	1,021	$144.89
Granted	-	$-
Vested	(53)	$119.94
Canceled	(7)	$149.12
Unvested at April 5, 2025	961	$146.23

Compensation expense for RSUs was $18.1 million and $12.9 million in the first quarter of 2025 and 2024, respectively. As of April 5, 2025, unrecognized compensation expense related to unvested RSUs was $81.3 million, which we expect to recognize over a weighted-average period of 0.9 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2014 Omnibus Incentive Compensation Plan, the “LTIP”) for the first quarter of 2025 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	248	$169.36
Granted	267	$133.46
Vested	(280)	$146.85
Canceled	-	$-
Unvested at April 5, 2025	235	$155.41

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $7.2 million and $8.0 million in the first quarter of 2025 and 2024, respectively. As of April 5, 2025, unrecognized compensation expense related to unvested restricted stock awards was $12.5 million, which we expect to recognize over a weighted-average period of 1.8 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $31 million and $123 million in the first quarter of 2025 and 2024, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense (income) for the first quarter of 2025 and 2024 are as follows (in millions):

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Interest expense	$51	$43
Interest income	(37)	(81)
Interest expense (income), net	$14	$(38)

11. Income Taxes

The effective tax rate for the first quarter of 2025 was 20.7% compared to 21.7% for the first quarter of 2024.

The Internal Revenue Service (the "IRS") is currently examining Nucor’s 2015, 2019 and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 through 2018. The tax years 2021 through 2023 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2016 through 2023 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $45 million at April 5, 2025 ($44 million at December 31, 2024). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.21 billion at April 5, 2025 ($1.24 billion at December 31, 2024).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures - Nucor-Yamato Steel Company (Limited Partnership) (“NYS”), California Steel Industries, Inc. (“CSI”) and NJSM for the three months ended April 5, 2025 and March 30, 2024 (in millions):

		Three Months (13 Weeks) Ended April 5, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2024	$21,417	380.2	$152	$2,223	$30,271	$(208)	147.4	$(12,144)	$20,294	$1,123
Net earnings before noncontrolling interests	226	-	-	-	156	-	-	-	156	70
Other comprehensive income (loss)	10	-	-	-	-	10	-	-	10	-
Issuance of stock under award plans, net of forfeitures	38	-	-	19	-	-	(0.3)	19	38	-
Amortization of unearned compensation	3	-	-	3	-	-	-	-	3	-
Treasury stock acquired, and net impact of excise tax	(305)	-	-	-	-	-	2.3	(305)	(305)	-
Cash dividends declared	(127)	-	-	-	(127)	-	-	-	(127)	-
Distributions to noncontrolling interests	(172)	-	-	-	-	-	-	-	-	(172)
Capital contributions from noncontrolling interest	25	-	-	-	-	-	-	-	-	25
BALANCES, April 5, 2025	$21,115	380.2	$152	$2,245	$30,300	$(198)	149.4	$(12,430)	$20,069	$1,046

		Three Months (13 Weeks) Ended March 30, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2023	$22,123	380.2	$152	$2,176	$28,762	$(162)	135.3	$(9,988)	$20,940	$1,183
Net earnings before noncontrolling interests	959	-	-	-	845	-	-	-	845	114
Other comprehensive income (loss)	(15)	-	-	-	-	(15)	-	-	(15)	-
Stock options exercised	3	-	-	(1)	-	-	(0.1)	4	3	-
Issuance of stock under award plans, net of forfeitures	60	-	-	33	-	-	(0.3)	27	60	-
Amortization of unearned compensation	3	-	-	3	-	-	-	-	3	-
Treasury stock acquired, and net impact of excise tax	(1,011)	-	-	-	-	-	5.5	(1,011)	(1,011)	-
Cash dividends declared	(131)	-	-	-	(131)	-	-	-	(131)	-
Distributions to noncontrolling interests	(265)	-	-	-	-	-	-	-	-	(265)
BALANCES, March 30, 2024	$21,726	380.2	$152	$2,211	$29,476	$(177)	140.4	$(10,968)	$20,694	$1,032

Dividends declared per share were $0.55 per share in the first quarter of 2025 ($0.54 per share in the first quarter of 2024).

On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of April 5, 2025, the Company had approximately $806 million available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months ended April 5, 2025 and March 30, 2024 (in millions):

	Three-Month (13-Week) Period Ended
	April 5, 2025
	Gains on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Losses	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2024	$1	$(220)	$11	$(208)
Other comprehensive income (loss) before reclassifications	10	(3)	-	7
Amounts reclassified from accumulated other comprehensive income into earnings (1)	3	-	-	3
Net current-period other comprehensive income (loss)	13	(3)	-	10
Accumulated other comprehensive income (loss) at April 5, 2025	$14	$(223)	$11	$(198)

	Three-Month (13-Week) Period Ended
	March 30, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Losses	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2023	$(14)	$(159)	$11	$(162)
Other comprehensive loss before reclassifications	(5)	(15)	-	(20)
Amounts reclassified from accumulated other comprehensive income into earnings (1)	5	-	-	5
Net current-period other comprehensive loss	-	(15)	-	(15)
Accumulated other comprehensive income (loss) at March 30, 2024	$(14)	$(174)	$11	$(177)

(1)
Includes $3 and $5 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2025 and 2024, respectively. The tax impact of those reclassifications was $1 and $2 in the first quarter of 2025 and 2024, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investment in NuMit LLC ("NuMit"). The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products businesses, steel racking, piling products business, wire and wire mesh, overhead doors, and utility towers and structures. The raw materials segment includes The David J. Joseph Company and its affiliates (“DJJ”), primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC ("Nucor Steel Louisiana"), two facilities that produce direct reduced iron used by the steel mills; and our natural gas production operations.

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

Segment results are regularly reviewed by the Company's Chief Operating Decision Makers ("CODMs"), the President and Chief Executive Officer and the Chief Operating Officer, to manage the business, to make decisions about resources to be allocated to the segments and to assess performance. The measure of profit and loss that is used by the CODMs to assess segment performance and to allocate resources is earnings before income taxes and noncontrolling interests by segment (“segment earnings”). Our CODMs evaluate each segment’s performance based on metrics such as net sales, segment earnings and other key financial indicators, guiding strategic decisions to align with Company-wide goals.

Segment cost of products sold is considered a significant segment expense and is regularly provided to the CODMs. Segment cost of products sold includes amounts related to both net sales to external customers and intercompany sales.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Nucor’s results by segment for the first quarter of 2025 and 2024 were as follows (in millions):

	Three Months (13 Weeks) Ended
	April 5, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$4,907	$2,405	$518	$7,830
Intercompany sales	1,074	150	2,726	3,950
Total Sales	5,981	2,555	3,244	11,780
Reconciliation of Sales
Elimination of intercompany sales				(3,950)
Net sales to external customers				7,830
Less:
Cost of products sold	5,743	2,229	3,204	11,176
Other segment items	7	38	11	56
Segment earnings before income taxes and noncontrolling interests	231	288	29	548
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(263)
Earnings before income taxes and noncontrolling interests				$285

	Three Months (13 Weeks) Ended
	March 30, 2024
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$5,169	$2,517	$451	$8,137
Intercompany sales	1,251	137	2,569	3,957
Total Sales	6,420	2,654	3,020	12,094
Reconciliation of Sales
Elimination of intercompany sales				(3,957)
Net sales to external customers				8,137
Less:
Cost of products sold	5,299	2,063	2,992	10,354
Other segment items	19	79	19	117
Segment earnings before income taxes and noncontrolling interests	1,102	512	9	1,623
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(398)
Earnings before income taxes and noncontrolling interests				$1,225

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Depreciation expense:
Steel mills	$207	$170
Steel products	40	35
Raw materials	51	48
Corporate	5	4
	$303	$257
Amortization expense:
Steel mills	$2	$2
Steel products	56	50
Raw materials	7	7
	$65	$59
Capital expenditures:
Steel mills	$609	$401
Steel products	154	99
Raw materials	118	127
Corporate	40	32
	$921	$659

	April 5, 2025	December 31, 2024
Segment assets:
Steel mills	$16,952	$16,582
Steel products	11,287	11,235
Raw materials	3,871	3,656
Corporate/eliminations	2,589	2,467
	$34,699	$33,940

Net sales by product for the first quarter of 2025 and 2024 were as follows (in millions). Further product group breakdown is impracticable.

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Net sales to external customers:
Sheet	$2,209	$2,710
Bar	1,492	1,335
Structural	644	611
Plate	562	513
Tubular Products	364	369
Rebar Fabrication	408	412
Joist & Deck	498	599
Building Systems	278	314
Other Steel Products	857	823
Raw Materials	518	451
	$7,830	$8,137

15. Revenue

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $233 million as of April 5, 2025 ($200 million as of December 31, 2024) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Nucor disaggregates its revenues by major source in the same manner as presented in the net sales by product table in the segment footnote (see Note 14).

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the first quarter of 2025 and 2024 are as follows (in millions, except per share data):

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Basic net earnings per share:
Basic net earnings	$156	$845
Earnings allocated to participating securities	-	(3)
Net earnings available to common stockholders	$156	$842
Basic average shares outstanding	232.7	243.1
Basic net earnings per share	$0.67	$3.46
Diluted net earnings per share:
Diluted net earnings	$156	$845
Earnings allocated to participating securities	-	(3)
Net earnings available to common stockholders	$156	$842
Diluted average shares outstanding:
Basic average shares outstanding	232.7	243.1
Dilutive effect of stock options and other	0.2	0.4
	232.9	243.5
Diluted net earnings per share	$0.67	$3.46

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Anti-dilutive stock options:
Weighted-average shares	66	-
Weighted-average exercise price	$142.08	$-

17. Debt and Other Financing Arrangements

In March 2025, Nucor completed the issuance and sale of $500 million aggregate principal amount of its 4.650% Notes due 2030 (the “2030 Notes”) and $500 million aggregate principal amount of its 5.100% Notes due 2035 (the “2035 Notes” and, together with the 2030 Notes, the “Notes”). We plan to use the net proceeds from the issuance and sale of the Notes, along with cash on hand, if necessary, to redeem all of the outstanding $500 million aggregate principal amount of our 2.000% Notes due 2025 and $500 million aggregate principal amount of our 3.950% Notes due 2025 (collectively, the “2025 Notes”) pursuant to the terms of the indenture governing the 2025 Notes, with remaining proceeds, if any, to be used for general corporate purposes. Net proceeds from the issuance and sale of the Notes were $997 million. Costs of $9 million associated with the issuance and sale of the Notes have been capitalized and will be amortized over the life of the Notes.

In March 2025, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.75 billion to $2.25 billion and to extend its maturity date to March 11, 2030.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor Corporation, a Delaware corporation incorporated in 1958, and its affiliates ("Nucor", the "Company", "we", "us", or "our"), which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to general market conditions, and in particular, prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties and volatility surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of any pandemic or public health situation; and (16) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces direct reduced iron ("DRI") for use in its steel mills. Through The David J. Joseph Company and its affiliates ("DJJ"), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron and DRI. Most of Nucor’s operating facilities and customers are located in North America. Nucor’s operations include international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses and rebar distribution businesses; and Nucor’s equity method investment in NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products businesses, steel racking, piling products business, wire and wire mesh, overhead doors and utility towers and structures. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 80%, 55% and 73%, respectively, in the first quarter of 2025, compared to approximately 82%, 59% and 77%, respectively, in the first quarter of 2024.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $156 million, or $0.67 per diluted share, in the first quarter of 2025, which represented a decrease compared to net earnings attributable to Nucor stockholders of $845 million, or $3.46 per diluted share, in the first quarter of 2024.

The primary driver of the decrease in earnings in the first quarter of 2025 as compared to the first quarter of 2024 was the decreased profitability of the steel mills segment. Average selling prices and metal margins decreased across all product groups within the steel mills segment in the first quarter of 2025 as compared to the first quarter of 2024. Also contributing to the decrease in steel mills segment earnings were increased conversion costs in the first quarter of 2025 as compared to the first quarter of 2024, largely driven by increased energy costs. Earnings in the steel products segment decreased in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to lower average selling prices across most product groups within the segment. Earnings in the raw materials segment increased in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to the increased profitability of our DRI facilities.

Included in the first quarter of 2025 net earnings was $29 million of losses and impairments of assets (there were no losses and impairments of assets in the first quarter of 2024). Of this amount, $19 million related to the closure or repurposing of certain facilities in the steel products segment. The remaining $10 million was related to the repurposing of a facility in the steel mills segment.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the first quarter of 2025 as compared to the first quarter of 2024.

Net Sales

Net sales to external customers by segment for the first quarter of 2025 and 2024 were as follows (in millions):

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024	% Change
Steel mills	$4,907	$5,169	-5%
Steel products	2,405	2,517	-4%
Raw materials	518	451	15%
Total net sales to external customers	$7,830	$8,137	-4%

Net sales for the first quarter of 2025 decreased 4% from the first quarter of 2024. Average sales price per ton decreased 12% from $1,307 in the first quarter of 2024 to $1,146 in the first quarter of 2025. Total tons shipped to outside customers in the first quarter of 2025 were approximately 6,830,000 tons, a 10% increase from the first quarter of 2024.

In the steel mills segment, sales tons for the first quarter of 2025 and 2024 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024	% Change
Outside steel shipments	5,226	4,676	12%
Inside steel shipments	1,237	1,214	2%
Total steel shipments	6,463	5,890	10%

Net sales for the steel mills segment decreased 5% in the first quarter of 2025 from the first quarter of 2024, due primarily to a 15% decrease in the average sales price per ton, from $1,108 to $938, partially offset by a 12% increase in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the first quarter of 2025 and 2024 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024	% Change
Joist and deck sales	182	180	1%
Rebar fabrication sales	247	238	4%
Tubular products sales	270	208	30%
Building systems sales	48	55	-13%
Other steel products sales	301	284	6%
Total steel products sales	1,048	965	9%

Net sales for the steel products segment decreased 4% in the first quarter of 2025 compared to the first quarter of 2024, primarily due to a 12% decrease in the average sales price per ton, from $2,608 to $2,294, partially offset by a 9% increase in tons sold to outside customers. Average selling prices decreased across most businesses within the steel products segment in the first quarter of 2025 as compared to the first quarter of 2024.

Net sales for the raw materials segment increased 15% in the first quarter of 2025 compared to the first quarter of 2024, primarily due to increased average selling prices at DJJ's brokerage operations. In the first quarter of 2025, approximately 94% of outside sales for the raw materials segment were from DJJ's scrap brokerage operations, and approximately 4% of outside sales were from DJJ's scrap processing operations (approximately 93% and 4%, respectively, in the first quarter of 2024).

Gross Margins

Nucor recorded gross margins of $605 million (8%) in the first quarter of 2025, which was a decrease compared to $1.52 billion (19%) in the first quarter of 2024.

•
The primary driver of the decrease in gross margins in the first quarter of 2025 as compared to the first quarter of 2024 was decreased margins in the steel mills segment caused by lower metal margins and increased conversion costs per ton. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the first quarter of 2025 was $394, a 6% decrease compared to $421 in the first quarter of 2024. The decrease in scrap and scrap substitute costs was more than offset by decreased average selling prices, resulting in lower metal margins.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices are subject to change based on market fluctuations.

•
Pre-operating and start-up costs of new facilities were approximately $170 million in the first quarter of 2025 and approximately $125 million in the first quarter of 2024. Pre-operating and start-up costs in the first quarter of 2025 and 2024 primarily included costs related to the plate mill in Kentucky and the sheet mill under construction in West Virginia. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our other similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the steel products segment decreased in the first quarter of 2025 as compared to the first quarter of 2024 due primarily to lower average selling prices. The largest decreases in gross margins were at our joist and deck, metal buildings and tubular products businesses.
•
Gross margins in the raw materials segment increased in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to the increased profitability of our DRI operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased by $93.0 million in the first quarter of 2025 as compared to the first quarter of 2024. The decrease was due to the Company’s decreased earnings in the first quarter of 2025 as compared to the first quarter of 2024.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $4 million and $9 million in the first quarter of 2025 and 2024, respectively. The decrease in equity method investment earnings in the first quarter of 2025 as compared to the first quarter of 2024 was primarily due to the decreased results of NuMit.

Losses and Impairments of Assets

Included in the first quarter of 2025 net earnings was $29 million of losses and impairments of assets (there were no losses and impairments of assets in the first quarter of 2024). Of this amount, $19 million was related to the closure or repurposing of certain facilities in the steel products segment. The remaining $10 million was related to the repurposing of a facility in the steel mills segment.

Interest Expense (Income)

Net interest expense (income) for the first quarter of 2025 and 2024 was as follows (in millions):

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Interest expense	$51	$43
Interest income	(37)	(81)
Interest expense (income), net	$14	$(38)

Interest expense increased in the first quarter of 2025 compared to the first quarter of 2024, primarily due to a decrease in capitalized interest. Interest income decreased in the first quarter of 2025 compared to the first quarter of 2024, due to lower average investments and a decrease in average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the first quarter of 2025 and 2024 (in millions). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended
	April 5, 2025	March 30, 2024
Steel mills	$231	$1,102
Steel products	288	512
Raw materials	29	9
Corporate/eliminations	(263)	(398)
	$285	$1,225

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, NYS, CSI and NJSM. Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The decrease in earnings attributable to noncontrolling interests in the first quarter of 2025 as compared to the first quarter of 2024 was due to the decreased earnings of CSI and NYS.

Provision for Income Taxes

The effective tax rate for the first quarter of 2025 was 20.7% compared to 21.7% for the first quarter of 2024. The expected effective tax rate for the full year of 2025 is approximately 20.9%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $215 million at April 5, 2025, exclusive of interest, could decrease by as much as $38 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

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

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $156 million, or $0.67 per diluted share, in the first quarter of 2025, as compared to net earnings attributable to Nucor stockholders of $845 million, or $3.46 per diluted share, in the first quarter of 2024. Net earnings attributable to Nucor stockholders as a percentage of net sales were 2.0% and 10.4% in the first quarter of 2025 and 2024, respectively. Annualized return on average stockholders’ equity was 3.1% and 16.2% in the first quarter of 2025 and 2024, respectively.

Outlook

We expect earnings in the second quarter of 2025 to increase compared to the first quarter of 2025. Earnings in the second quarter of 2025 are expected to increase across all three of our operating segments, with the largest expected increase in the steel mills segment. The expected increase in the steel mills segment earnings is primarily due to higher average selling prices at our sheet and plate mills. Earnings in the steel products segment are expected to increase in the second quarter of 2025 as compared to the first quarter of 2025 due to increased volumes. The raw materials segment is expected to have increased earnings in the second quarter of 2025.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the first quarter of 2025 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

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

Our liquidity position as of April 5, 2025 remained strong, consisting of total cash and cash equivalents and short-term investments of $4.06 billion ($4.14 billion as of December 31, 2024). Approximately $772 million of the cash and cash equivalents position at April 5, 2025, was held by our majority-owned joint ventures as compared to approximately $970 million at December 31, 2024.

Cash provided by operating activities during the first quarter of 2025 was $364 million as compared to $460 million during the first quarter of 2024. The $96 million decrease was driven by net earnings before noncontrolling interests of $226 million for the first quarter of 2025, a decrease of $733 million from net earnings before noncontrolling interests for the prior year period of $959 million. Partially offsetting this decrease, were changes in operating assets and operating liabilities (exclusive of acquisitions), which used cash in the amount of $239 million in the first quarter of 2025 as compared to $794 million in the first quarter of 2024. The decrease in the amount of cash used related to changes in operating assets and operating liabilities was primarily attributable to a $288 million decrease in the salaries, wages and related accruals during the first quarter of 2025 as compared to the first quarter of 2024, which was largely due to the profit sharing payments made in the first quarter of 2025 (based on the Company's earnings for the full year 2024) being less than the profit sharing payments made in the first quarter of 2024 (based on the Company's earnings for the full year 2023).

The current ratio was 2.5 at the end of the first quarter of 2025 and at year-end 2024.

Cash used in investing activities during the first quarter of 2025 was $1.18 billion as compared to $890 million during the first quarter of 2024, an increase of $290 million. The primary use of cash in investing activities was capital expenditures, which was $859 million in the first quarter of 2025, an increase of $189 million from the prior year period. Capital expenditures in the first quarter of 2025 primarily related to the sheet mill under construction in West Virginia and the construction of two manufacturing locations to expand Nucor Towers & Structures ("NTS"). Capital expenditures for 2025 are estimated to be approximately $3.00 billion as compared to $3.17 billion in 2024. The projects that we anticipate will have the largest capital expenditures in 2025 are the sheet mill under construction in West Virginia, the construction of two manufacturing locations to expand NTS, and the galvanizing line at our sheet mill in South Carolina.

Cash provided by financing activities during the first quarter of 2025 was $414 million as compared to cash used in financing activities of $1.40 billion during the first quarter of 2024. The primary source of cash in the first quarter of 2025 was proceeds from the issuance and sale of long-term debt, net of discount to the public, of $997 million. In the first quarter of 2025, Nucor issued and sold $500 million aggregate principal amount of its 4.650% Notes due 2030 and $500 million aggregate principal amount of its 5/100% Notes due 2035. We plan to use the net proceeds from the issuance and sale of these Notes, along with cash on hand if necessary, to redeem all of the outstanding $500 million aggregate principal amount of our 2.000% Notes due 2025 and $500 million aggregate principal amount of our 3.950% Notes due 2025 (collectively, the "2025 Notes") pursuant to the terms of the indenture governing the 2025 Notes, with remaining proceeds, if any, to be used for general corporate purposes. The primary uses of cash were stock repurchases of $300 million in the first quarter of 2025 as compared to $1.00 billion in the first quarter of 2024, a decrease of $701 million, and distributions to noncontrolling interests of $172 million in the first quarter of 2025 as compared to $265 million in the first quarter of 2024, a decrease of $93 million.

On March 11, 2025, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.75 billion to $2.25 billion and to extend its maturity date to March 11, 2030. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 5, 2025, the funded debt to total capital ratio was 27.2% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of April 5, 2025.

In February 2025, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.55 per share payable on May 12, 2025 to stockholders of record on March 31, 2025. This dividend is Nucor’s 208th consecutive quarterly cash dividend.

Funds provided by operations, cash and cash equivalents, short-term investments and new borrowings under our existing credit facilities are expected to be adequate to meet future capital expenditures and working capital requirements for existing operations for at least the next 24 months. We also believe we have adequate access to capital markets for liquidity purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Nucor is exposed to a variety of market risks. We continually monitor these risks and develop strategies to manage them.

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2024. There were no interest rate swaps outstanding at April 5, 2025.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At April 5, 2025, accumulated other comprehensive loss, net of income taxes included $14 million in unrealized net-of-tax gains for the fair value of these derivative financial instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative financial instruments outstanding at April 5, 2025, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in millions):

Commodity Derivative	10% Change	25% Change
Natural gas	$11	$29
Other commodities	$17	$42

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at April 5, 2025 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 5, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended April 5, 2025 was as follows (in millions, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 - February 1, 2025	0.4	$128.18	0.4	$1,055
February 2, 2025 - March 1, 2025	1.9	$134.25	1.9	$806
March 2, 2025 - April 5, 2025	-	$-	-	$806
For the Quarter Ended April 5, 2025	2.3		2.3

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

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended April 5, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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
4

Sixth Supplemental Indenture, dated as of March 5, 2025, between Nucor Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 5, 2025 (File No. 001-04119))

4.1	Form of 4.650% Notes due 2030 (included in Exhibit 4 above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 5, 2025 (File No. 001-04119))
4.2	Form of 5.100% Notes due 2035 (included in Exhibit 4 above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 5, 2025 (File No. 001-04119))
10

Fifth Amended and Restated Multi-Year Revolving Credit Agreement, dated as of March 11, 2025, by and among Nucor Corporation, as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 17, 2025 (File No. 001-04119))

10.1*	Executive Employment Agreement of Benjamin M. Pickett (#)
31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 5, 2025, filed May 14, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 5, 2025, filed May 14, 2025, formatted in Inline XBRL (included in Exhibit 101 above).

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
Chief Financial Officer and
Executive Vice President

Dated: May 14, 2025