Form 10-Q
period 2025-07-05
NUCOR CORP
filed 2025-08-13
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2025

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

Yes ☐ No ☒

229,535,447 shares of the registrant’s common stock were outstanding at July 5, 2025.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended July 5, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In millions, except per share data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Net sales	$8,456	$8,077	$16,286	$16,214
Costs, expenses and other:
Cost of products sold	7,233	6,883	14,458	13,497
Marketing, administrative and other expenses	304	294	585	639
Equity in earnings of unconsolidated affiliates	(10)	(10)	(14)	(19)
Losses and impairments of assets	11	14	40	14
Interest expense (income), net	19	(2)	33	(40)
	7,557	7,179	15,102	14,091
Earnings before income taxes and noncontrolling interests	899	898	1,184	2,123
Provision for income taxes	193	186	252	452
Net earnings before noncontrolling interests	706	712	932	1,671
Earnings attributable to noncontrolling interests	103	67	173	181
Net earnings attributable to Nucor stockholders	$603	$645	$759	$1,490
Net earnings per share:
Basic	$2.60	$2.68	$3.26	$6.15
Diluted	$2.60	$2.68	$3.26	$6.14
Average shares outstanding:
Basic	230.6	239.6	231.7	241.3
Diluted	230.8	240.0	231.9	241.5

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Net earnings before noncontrolling interests	$706	$712	$932	$1,671
Other comprehensive income (loss):
Net unrealized income (loss) on hedging derivatives, net of income taxes of $(5) and $0 for the second quarter of 2025 and 2024, respectively, and $(2) for the first six months of 2025 and 2024	(16)	-	(6)	(5)
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $1 and $2 for the second quarter of 2025 and 2024, respectively, and $2 and $4 for the first six months of 2025 and 2024, respectively	4	8	7	13
Foreign currency translation gain (loss), net of income taxes of $0 for the second quarter and first six months of 2025 and 2024	43	(9)	40	(24)
	31	(1)	41	(16)
Comprehensive income	737	711	973	1,655
Comprehensive income attributable to noncontrolling interests	103	67	173	181
Comprehensive income attributable to Nucor stockholders	$634	$644	$800	$1,474

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	July 5, 2025	Dec. 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,946	$3,558
Short-term investments	537	581
Accounts receivable, net	3,388	2,675
Inventories, net	5,462	5,106
Other current assets	386	555
Total current assets	11,719	12,475
Property, plant and equipment, net	14,303	13,243
Goodwill	4,299	4,288
Other intangible assets, net	3,006	3,134
Other assets	890	800
Total assets	$34,217	$33,940
LIABILITIES
Current liabilities:
Short-term debt	$157	$225
Current portion of long-term debt and finance lease obligations	32	1,042
Accounts payable	2,183	1,832
Salaries, wages and related accruals	745	903
Accrued expenses and other current liabilities	1,029	975
Total current liabilities	4,146	4,977
Long-term debt and finance lease obligations due after one year	6,692	5,683
Deferred credits and other liabilities	1,887	1,863
Total liabilities	12,725	12,523
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152	152
Additional paid-in capital	2,213	2,223
Retained earnings	30,775	30,271
Accumulated other comprehensive loss, net of income taxes	(167)	(208)
Treasury stock	(12,584)	(12,144)
Total Nucor stockholders' equity	20,389	20,294
Noncontrolling interests	1,103	1,123
Total equity	21,492	21,417
Total liabilities and equity	$34,217	$33,940

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024
Operating activities:
Net earnings before noncontrolling interests	$932	$1,671
Adjustments:
Depreciation	606	528
Amortization	128	120
Impairment of assets	20	14
Stock-based compensation	78	83
Deferred income taxes	(17)	(78)
Distributions from affiliates	6	8
Equity in earnings of unconsolidated affiliates	(14)	(19)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(706)	(154)
Inventories	(352)	333
Accounts payable	375	(315)
Federal income taxes	135	133
Salaries, wages and related accruals	(135)	(426)
Other operating activities	40	47
Cash provided by operating activities	1,096	1,945
Investing activities:
Capital expenditures	(1,813)	(1,471)
Investment in and advances to affiliates	(1)	-
Disposition of plant and equipment	39	10
Acquisitions (net of cash acquired)	(1)	(109)
Purchases of investments	(666)	(887)
Proceeds from the sale of investments	717	856
Other investing activities	2	-
Cash used in investing activities	(1,723)	(1,601)
Financing activities:
Net change in short-term debt	(68)	49
Repayment of long-term debt	(1,007)	(5)
Proceeds from issuance of long-term debt, net of discount	997	-
Bond issuance costs	(9)	-
Proceeds from exercise of stock options	-	3
Payment of tax withholdings on certain stock-based compensation	(31)	(47)
Distributions to noncontrolling interests	(214)	(315)
Cash dividends	(258)	(264)
Acquisition of treasury stock	(500)	(1,501)
Proceeds from government incentives	77	-
Other financing activities	17	(7)
Cash used in financing activities	(996)	(2,087)
Effect of exchange rate changes on cash	11	(5)
Decrease in cash and cash equivalents	(1,612)	(1,748)
Cash and cash equivalents - beginning of year	3,558	6,387
Cash and cash equivalents - end of six months	$1,946	$4,639
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(27)	$37

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

2. Inventories

Inventories consisted of approximately 37% raw materials and supplies and 63% finished and semi-finished products at July 5, 2025 (approximately 34% and 66%, respectively, at December 31, 2024). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $13.17 billion at July 5, 2025 ($12.62 billion at December 31, 2024).

Included within property, plant and equipment, net, of the steel mills segment at July 5, 2025 is $228 million of assets, net of accumulated depreciation, related to our consolidated joint venture, Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”). During the fourth quarter of 2024, the Company determined that a triggering event occurred after review of NJSM's most recent annual forecast. The Company performed an impairment assessment to determine if the carrying amount of NJSM exceeded its projected undiscounted cash flows. Upon completion of the assessment, the Company determined that the carrying amount did not exceed its projected undiscounted cash flows and no impairment charge was required. Nucor will continue to monitor NJSM's financial performance. If NJSM's financial performance underperforms its forecasts, management may determine that a triggering event has occurred and additional testing may be required.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the six months ended July 5, 2025 by segment was as follows (in millions):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2024	$675	$2,816	$797	$4,288
Translation	-	11	-	11
Balance at July 5, 2025	$675	$2,827	$797	$4,299

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2024 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of July 5, 2025 and December 31, 2024 (in millions):

	July 5, 2025		December 31, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,444	$1,625	$4,444	$1,512
Trademarks and trade names	387	204	387	192
Other	129	125	129	122
	$4,960	$1,954	$4,960	$1,826

Intangible asset amortization expense in the second quarter of 2025 and 2024 was $63 million and $61 million, respectively, and $128 million and $120 million in the first six months of 2025 and 2024, respectively. Annual amortization expense is estimated to be $254 million in 2025; $248 million in 2026; $242 million in 2027; $219 million in 2028; and $198 million in 2029.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $156 million at July 5, 2025 ($146 million at December 31, 2024). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $127 million at July 5, 2025 ($129 million at December 31, 2024). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the condensed consolidated balance sheets, was $239 million at July 5, 2025 ($231 million at December 31, 2024).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of July 5, 2025 and December 31, 2024 (in millions). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 5, 2025
Assets:
Cash equivalents	$1,191	$1,191	$-	$-
Short-term investments	537	537	-	-
Derivative contracts	7	-	7	-
Other assets	134	60	-	74
Total assets	$1,869	$1,788	$7	$74
Liabilities:
Derivative contracts	$(8)	$-	$(8)	$-

As of December 31, 2024
Assets:
Cash equivalents	$2,821	$2,821	$-	$-
Short-term investments	581	581	-	-
Derivative contracts	7	-	7	-
Other assets	96	27	-	69
Total assets	$3,505	$3,429	$7	$69
Liabilities:
Derivative contracts	$(4)	$-	$(4)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and investment in a publicly traded nuclear power equipment manufacturer are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. Fair value measurements for Nucor's investments in privately held companies, most of which are in a nuclear fusion technology company, are classified under Level 3 because such measurements are estimated based on unobservable inputs that indicate a change in fair value, including the transaction price in the event of a change in ownership of the investee (e.g., the sale of other investors' interests in the company) or the transaction price in the event of additional equity issuances of the investee. There were no transfers between levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.26 billion at July 5, 2025 (approximately $6.19 billion at December 31, 2024). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 5, 2025 and December 31, 2024, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2025 Omnibus Incentive Compensation Plan (the "Omnibus Plan") under which the Company may award stock-based compensation to employees, officers, consultants and non-employee directors. The Company's stockholders approved the Omnibus Plan on May 8, 2025. The Omnibus Plan permits the award of stock options, appreciation rights, restricted share units, restricted shares, performance shares and performance units for up to 6.8 million shares of the Company's common stock. As of July 5, 2025, 6.0 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans, including the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the "2014 Plan"), under which stock-based awards remain outstanding but no further awards may be made. As of July 5, 2025, 1.6 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

A summary of activity under Nucor’s stock option plans for the first six months of 2025 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	724	$89.06
Granted	138	$109.36
Exercised	-	$-		$-
Canceled	-	$-
Outstanding at July 5, 2025	862	$92.31	6.6 years	$41,439
Stock options exercisable at July 5, 2025	602	$76.13	5.5 years	$37,493

For the 2025 stock option grant, the grant date fair value of $41.01 per share was calculated using the Black-Scholes options pricing model with the following assumptions:

Exercise price	$109.36
Expected dividend yield	2.01%
Expected stock price volatility	39.29%
Risk-free interest rate	4.18%
Expected life (in years)	6.5

Compensation expense for stock options was $4 million and $4 million in the second quarter of 2025 and 2024, respectively, and $5 million and $4 million in the first six months of 2025 and 2024, respectively. As of July 5, 2025, unrecognized compensation expense related to stock options was $3 million, which we expect to recognize over a weighted-average period of 2.3 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first six months of 2025 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	1,021	$144.89
Granted	624	$109.36
Vested	(653)	$134.40
Canceled	(14)	$146.70
Unvested at July 5, 2025	978	$129.19

Compensation expense for RSUs was $35 million and $54 million in the second quarter of 2025 and 2024, respectively, and $53 million and $67 million in the first six months of 2025 and 2024, respectively. As of July 5, 2025, unrecognized compensation expense related to unvested RSUs was $113 million, which we expect to recognize over a weighted-average period of 1.5 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the 2014 Plan and the Omnibus Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the 2014 Plan and the Omnibus Plan, the “LTIP”) for the first six months of 2025 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	248	$169.36
Granted	267	$133.46
Vested	(282)	$146.91
Canceled	-	$-
Unvested at July 5, 2025	233	$155.42

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $13 million and $4 million in the second quarter of 2025 and 2024, respectively, and $20 million and $12 million in the first six months of 2025 and 2024, respectively. As of July 5, 2025, unrecognized compensation expense related to unvested restricted stock awards was $10 million, which we expect to recognize over a weighted-average period of 1.7 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $86 million and $88 million in the second quarter of 2025 and 2024, respectively, and $117 million and $212 million in the first six months of 2025 and 2024, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest (income) expense for the second quarter and first six months of 2025 and 2024 are as follows (in millions):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Interest expense	$49	$67	$100	$110
Interest income	(30)	(69)	(67)	(150)
Interest expense (income), net	$19	$(2)	$33	$(40)

11. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. Nucor has reflected the impact of the OBBBA in the second quarter of 2025 financial statements as required by accounting principles generally accepted in the United States. The impact of OBBBA on Nucor's provision for income taxes was immaterial.

The effective tax rate for the second quarter of 2025 was 21.5% compared to 20.7% for the second quarter of 2024.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 through 2018. The tax years 2021 through 2023 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2017 through 2024 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $33 million at July 5, 2025 ($44 million at December 31, 2024). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.21 billion at July 5, 2025 ($1.24 billion at December 31, 2024).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures - Nucor-Yamato Steel Company (Limited Partnership) (“NYS”), California Steel Industries, Inc. (“CSI”) and NJSM for the three months and six months ended July 5, 2025 and June 29, 2024 (in millions):

		Three Months (13 Weeks) Ended July 5, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 5, 2025	$21,115	380.2	$152	$2,245	$30,300	$(198)	149.4	$(12,430)	$20,069	$1,046
Net earnings before noncontrolling interests	706	-	-	-	603	-	-	-	603	103
Other comprehensive income (loss)	31	-	-	-	-	31	-	-	31	-
Stock options exercised	-	-	-	-	-	-	-	-	-	-
Stock option expense	4	-	-	4	-	-	-	-	4	-
Issuance of stock under award plans, net of forfeitures	10	-	-	(38)	-	-	(0.5)	48	10	-
Amortization of unearned compensation	2	-	-	2	-	-	-	-	2	-
Treasury stock acquired, and net impact of excise tax	(202)	-	-	-	-	-	1.8	(202)	(202)	-
Cash dividends declared	(128)	-	-	-	(128)	-	-	-	(128)	-
Distributions to noncontrolling interests	(46)	-	-	-	-	-	-	-	-	(46)
BALANCES, July 5, 2025	$21,492	380.2	$152	$2,213	$30,775	$(167)	150.7	$(12,584)	$20,389	$1,103

		Six Months (26 Weeks) Ended July 5, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2024	$21,417	380.2	$152	$2,223	$30,271	$(208)	147.4	$(12,144)	$20,294	$1,123
Net earnings before noncontrolling interests	932	-	-	-	759	-	-	-	759	173
Other comprehensive income (loss)	41	-	-	-	-	41	-	-	41	-
Stock options exercised	-	-	-	-	-	-	-	-	-	-
Stock option expense	5	-	-	5	-	-	-	-	5	-
Issuance of stock under award plans, net of forfeitures	48	-	-	(19)	-	-	(0.7)	67	48	-
Amortization of unearned compensation	4	-	-	4	-	-	-	-	4	-
Treasury stock acquired, and net impact of excise tax	(507)	-	-	-	-	-	4.0	(507)	(507)	-
Cash dividends declared	(255)	-	-	-	(255)	-	-	-	(255)	-
Distributions to noncontrolling interests	(214)	-	-	-	-	-	-	-	-	(214)
Capital contributions from noncontrolling interest	25	-	-	-	-	-	-	-	-	25
Miscellaneous	(4)	-	-	-	-	-	-	-	-	(4)
BALANCES, July 5, 2025	$21,492	380.2	$152	$2,213	$30,775	$(167)	150.7	$(12,584)	$20,389	$1,103

		Three Months (13 Weeks) Ended June 29, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, March 30, 2024	$21,726	380.2	$152	$2,211	$29,476	$(177)	140.4	$(10,968)	$20,694	$1,032
Net earnings before noncontrolling interests	712	-	-	-	645	-	-	-	645	67
Other comprehensive income (loss)	(1)	-	-	-	-	(1)	-	-	(1)	-
Stock options exercised	(1)	-	-	(1)	-	-	-	-	(1)	-
Stock option expense	4	-	-	4	-	-	-	-	4	-
Issuance of stock under award plans, net of forfeitures	13	-	-	(27)	-	-	(0.4)	40	13	-
Amortization of unearned compensation	2	-	-	2	-	-	-	-	2	-
Treasury stock acquired, and net impact of excise tax	(504)	-	-	-	-	-	2.9	(504)	(504)	-
Cash dividends declared	(129)	-	-	-	(129)	-	-	-	(129)	-
Distributions to noncontrolling interests	(50)	-	-	-	-	-	-	-	-	(50)
BALANCES, June 29, 2024	$21,772	380.2	$152	$2,189	$29,992	$(178)	142.9	$(11,432)	$20,723	$1,049

		Six Months (26 Weeks) Ended June 29, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2023	$22,123	380.2	$152	$2,176	$28,762	$(162)	135.3	$(9,988)	$20,940	$1,183
Net earnings before noncontrolling interests	1,671	-	-	-	1,490	-	-	-	1,490	181
Other comprehensive income (loss)	(16)	-	-	-	-	(16)	-	-	(16)	-
Stock options exercised	2	-	-	(2)	-	-	(0.1)	4	2	-
Stock option expense	4	-	-	4	-	-	-	-	4	-
Issuance of stock under award plans, net of forfeitures	73	-	-	6	-	-	(0.8)	67	73	-
Amortization of unearned compensation	5	-	-	5	-	-	-	-	5	-
Treasury stock acquired, and net impact of excise tax	(1,515)	-	-	-	-	-	8.5	(1,515)	(1,515)	-
Cash dividends declared	(260)	-	-	-	(260)	-	-	-	(260)	-
Distributions to noncontrolling interests	(315)	-	-	-	-	-	-	-	-	(315)
BALANCES, June 29, 2024	$21,772	380.2	$152	$2,189	$29,992	$(178)	142.9	$(11,432)	$20,723	$1,049

Dividends declared were $0.55 per share in the second quarter of 2025 ($0.54 per share in the second quarter of 2024) and $1.10 per share in the first six months of 2025 ($1.08 per share in the first six months of 2024).

On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of July 5, 2025, the Company had approximately $606 million available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and six months ended July 5, 2025 and June 29, 2024 (in millions):

	Three-Month (13-Week) Period Ended
	July 5, 2025
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 5, 2025	$14	$(223)	$11	$(198)
Other comprehensive income (loss) before reclassifications	(16)	43	-	27
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	4	-	-	4
Net current-period other comprehensive income (loss)	(12)	43	-	31
Accumulated other comprehensive income (loss) at July 5, 2025	$2	$(180)	$11	$(167)

	Six-Month (26-Week) Period Ended
	July 5, 2025
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2024	$1	$(220)	$11	$(208)
Other comprehensive income (loss) before reclassifications	(6)	40	-	34
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	7	-	-	7
Net current-period other comprehensive income (loss)	1	40	-	41
Accumulated other comprehensive income (loss) at July 5, 2025	$2	$(180)	$11	$(167)

(1)
Includes $4 million and $7 million net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2025, respectively. The tax impact of those reclassifications was $1 million and $2 million in the second quarter and first six months of 2025, respectively.

	Three-Month (13-Week) Period Ended
	June 29, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at March 30, 2024	$(14)	$(174)	$11	$(177)
Other comprehensive income (loss) before reclassifications	-	(9)	-	(9)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	8	-	-	8
Net current-period other comprehensive income (loss)	8	(9)	-	(1)
Accumulated other comprehensive income (loss) at June 29, 2024	$(6)	$(183)	$11	$(178)

	Six-Month (26-Week) Period Ended
	June 29, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2023	$(14)	$(159)	$11	$(162)
Other comprehensive income (loss) before reclassifications	(5)	(24)	-	(29)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	13	-	-	13
Net current-period other comprehensive income (loss)	8	(24)	-	(16)
Accumulated other comprehensive income (loss) at June 29, 2024	$(6)	$(183)	$11	$(178)

(2)
Includes $8 million and $13 million net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net gains on commodity contracts in the second quarter and first six months of 2024, respectively. The tax impact of those reclassifications was $2 million and $4 million in the second quarter and first six months of 2024, respectively.

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

Nucor’s results by segment for the second quarter and first six months of 2025 and 2024 were as follows (in millions):

	Three Months (13 Weeks) Ended
	July 5, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$5,253	$2,657	$546	$8,456
Intercompany sales	1,360	148	2,801	4,309
Total Sales	6,613	2,805	3,347	12,765
Reconciliation of Sales
Elimination of intercompany sales				(4,309)
Net sales to external customers				8,456
Less:
Cost of products sold	5,727	2,328	3,262	11,317
Other segment items	43	85	28	156
Segment earnings before income taxes and noncontrolling interests	843	392	57	1,292
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(393)
Earnings before income taxes and noncontrolling interests				$899

	Six Months (26 Weeks) Ended
	July 5, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$10,160	$5,062	$1,064	$16,286
Intercompany sales	2,434	298	5,527	8,259
Total Sales	12,594	5,360	6,591	24,545
Reconciliation of Sales
Elimination of intercompany sales				(8,259)
Net sales to external customers				16,286
Less:
Cost of products sold	11,470	4,557	6,466	22,493
Other segment items	50	123	39	212
Segment earnings before income taxes and noncontrolling interests	1,074	680	86	1,840
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(656)
Earnings before income taxes and noncontrolling interests				$1,184

	Three Months (13 Weeks) Ended
	June 29, 2024
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$4,858	$2,703	$516	$8,077
Intercompany sales	1,172	155	2,233	3,560
Total Sales	6,030	2,858	2,749	11,637
Reconciliation of Sales
Elimination of intercompany sales				(3,560)
Net sales to external customers				8,077
Less:
Cost of products sold	5,369	2,338	2,688	10,395
Other segment items	16	78	22	116
Segment earnings before income taxes and noncontrolling interests	645	442	39	1,126
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(228)
Earnings before income taxes and noncontrolling interests				$898

	Six Months (26 Weeks) Ended
	June 29, 2024
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$10,027	$5,220	$967	$16,214
Intercompany sales	2,423	292	4,801	7,516
Total Sales	12,450	5,512	5,768	23,730
Reconciliation of Sales
Elimination of intercompany sales				(7,516)
Net sales to external customers				16,214
Less:
Cost of products sold	10,668	4,402	5,680	20,750
Other segment items	34	157	39	230
Segment earnings before income taxes and noncontrolling interests	1,748	953	49	2,750
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(627)
Earnings before income taxes and noncontrolling interests				$2,123

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Depreciation expense:
Steel mills	$197	$181	$404	$351
Steel products	46	37	86	72
Raw materials	54	48	105	96
Corporate	6	5	11	9
	$303	$271	$606	$528
Amortization expense:
Steel mills	$2	$2	$4	$4
Steel products	54	52	110	102
Raw materials	7	7	14	14
	$63	$61	$128	$120
Capital expenditures:
Steel mills	$552	$614	$1,161	$1,015
Steel products	156	119	310	218
Raw materials	118	105	236	232
Corporate	39	11	79	43
	$865	$849	$1,786	$1,508

	July 5, 2025	December 31, 2024
Segment assets:
Steel mills	$17,744	$16,582
Steel products	11,699	11,235
Raw materials	3,848	3,656
Corporate/eliminations	926	2,467
	$34,217	$33,940

Net sales by product for the second quarter and first six months of 2025 and 2024 were as follows (in millions). Further product group breakdown is impracticable.

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Net sales to external customers:
Sheet	$2,476	$2,396	$4,685	$5,106
Bar	1,397	1,361	2,889	2,696
Structural	694	559	1,338	1,170
Plate	686	542	1,248	1,054
Tubular Products	380	345	744	713
Rebar Fabrication	487	462	895	875
Joist & Deck	564	598	1,062	1,197
Building Systems	337	361	615	675
Other Steel Products	889	937	1,746	1,760
Raw Materials	546	516	1,064	968
	$8,456	$8,077	$16,286	$16,214

15. Revenue

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $225 million as of July 5, 2025 ($200 million as of December 31, 2024) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Nucor disaggregates its revenues by major source in the same manner as presented in the net sales by product table in the segment footnote (see Note 14).

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the second quarter and first six months of 2025 and 2024 are as follows (in millions, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Basic net earnings per share:
Basic net earnings	$603	$645	$759	$1,490
Earnings allocated to participating securities	(3)	(3)	(3)	(6)
Net earnings available to common stockholders	$600	$642	$756	$1,484
Basic average shares outstanding	230.6	239.6	231.7	241.3
Basic net earnings per share	$2.60	$2.68	$3.26	$6.15
Diluted net earnings per share:
Diluted net earnings	$603	$645	$759	$1,490
Earnings allocated to participating securities	(3)	(3)	(3)	(6)
Net earnings available to common stockholders	$600	$642	$756	$1,484
Diluted average shares outstanding:
Basic average shares outstanding	230.6	239.6	231.7	241.3
Dilutive effect of stock options and other	0.2	0.4	0.2	0.2
	230.8	240.0	231.9	241.5
Diluted net earnings per share	$2.60	$2.68	$3.26	$6.14

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Anti-dilutive stock options:
Weighted-average shares	129	-	124	-
Weighted-average exercise price	$142.08	$-	$142.08	$-

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

Net proceeds from the issuance and sale of the Notes were used during the second quarter of 2025 to redeem all of the outstanding $500 million aggregate principal amount of our 2.000% Notes due 2025 and $500 million aggregate principal amount of our 3.950% Notes due 2025 (collectively, the “2025 Notes”) pursuant to the terms of the indenture governing the 2025 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor Corporation, a Delaware corporation incorporated in 1958, and its affiliates ("Nucor", the "Company", "we", "us", or "our"), which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to general market conditions, and in particular, prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties and volatility surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of any pandemic or public health situation; and (16) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses and rebar distribution businesses; and Nucor’s equity method investment in NuMit. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, insulated metal panels, overhead doors, steel grating, tubular products, steel racking, piling products, wire and wire mesh, and utility towers and structures. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana, two facilities that produce DRI used by the steel mills; and our natural gas production operations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 82%, 61% and 73%, respectively, in the first six months of 2025, compared with approximately 79%, 59% and 75%, respectively, in the first six months of 2024.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $603 million, or $2.60 per diluted share, for the second quarter of 2025, which represented a decrease compared to net earnings attributable to Nucor stockholders of $645 million, or $2.68 per diluted share, for the second quarter of 2024.

Earnings in the steel mills segment increased in the second quarter of 2025 as compared to the second quarter of 2024 due to increased metal margins and increased volumes amidst a stable demand environment. The steel products segment had decreased earnings in the second quarter of 2025 as compared to the second quarter of 2024 as increased volumes were more than offset by decreases in average selling prices across most product groups in the segment. We saw resilient demand in key end markets for both the steel mills and steel product segments at the end of the second quarter of 2025. Backlogs for those two segments at the end of the second quarter of 2025 were increased compared to the end of the second quarter of 2024. Earnings in the raw materials segment increased in the second quarter of 2025 as compared to the second quarter of 2024 due to the improved profitability of our DRI facilities, and, to a lesser extent, our scrap processing operations.

Nucor reported net earnings attributable to Nucor stockholders of $759 million, or $3.26 per diluted share, for the first six months of 2025, which represented a decrease compared to net earnings attributable to Nucor stockholders of $1.49 billion, or $6.14 per diluted share, in the first six months of 2024. The larger decrease in comparable year-to-date earnings in 2025 as compared to 2024 was caused by weaker first quarter of 2025 results compared to the first quarter of 2024.

Earnings improved substantially in the second quarter of 2025 as compared to the first quarter of 2025, driven by the increased profitability of the steel mills segment. The steel mills segment had higher average selling prices, particularly at our sheet and plate mills, and lower overall conversion costs in the second quarter of 2025 as compared to the first quarter of 2025. The steel products segment also had increased earnings in the second quarter of 2025 as compared to the first quarter of 2025 due to increased volumes and higher average selling prices.

Earnings in the first quarter of 2024 were the highest quarterly earnings of that year, and decreased in the second quarter of 2024 due to declines in earnings of the steel mills and steel products segments. In the steel mills segment, average selling prices and volumes decreased in the second quarter of 2024 as compared to the first quarter of 2024, a trend that continued through the remainder of the year. The decreased earnings of the steel products segment in the second quarter of 2024 as compared to the first quarter of 2024 was caused by decreased average selling prices, which was also a trend that continued through the remainder of the year.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the second quarter and first six months of 2025 as compared to the second quarter and first six months of 2024.

Net Sales

Net sales to external customers by segment for the second quarter and first six months of 2025 and 2024 were as follows (in millions):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	% Change	July 5, 2025	June 29, 2024	% Change
Steel mills	$5,253	$4,858	8%	$10,160	$10,027	1%
Steel products	2,657	2,703	-2%	5,062	5,220	-3%
Raw materials	546	516	6%	1,064	967	10%
Total net sales to external customers	$8,456	$8,077	5%	$16,286	$16,214	-

Net sales for the second quarter of 2025 increased 5% from the second quarter of 2024. Average sales price per ton decreased 3% from $1,284 in the second quarter of 2024 to $1,240 in the second quarter of 2025. Total tons shipped to external customers in the second quarter of 2025 were approximately 6,820,000 tons, an 8% increase from the second quarter of 2024.

Net sales for the first six months of 2025 were comparable to the first six months of 2024. Average sales price per ton decreased 8% from $1,296 in the first six months of 2024 to $1,193 in the first six months of 2025. Total tons shipped to external customers in the first six months of 2025 were approximately 13,650,000 tons, a 9% increase from the first six months of 2024.

In the steel mills segment, sales tons for the second quarter and first six months of 2025 and 2024 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	% Change	July 5, 2025	June 29, 2024	% Change
Outside steel shipments	5,044	4,617	9%	10,270	9,293	11%
Inside steel shipments	1,430	1,250	14%	2,667	2,464	8%
Total steel shipments	6,474	5,867	10%	12,937	11,757	10%

Net sales for the steel mills segment increased 8% in the second quarter of 2025 from the second quarter of 2024, due primarily to a 9% increase in tons shipped to external customers, partially offset by a 1% decrease in the average sales price per ton, from $1,051 to $1,041 in the second quarter of 2024 and 2025, respectively.

Net sales for the steel mills segment increased 1% in the first six months of 2025 from the first six months of 2024, due primarily to an 11% increase in tons shipped to external customers, partially offset by an 8% decrease in average sales price per ton from $1,079 to $989 in 2024 and 2025, respectively.

Outside sales tonnage for the steel products segment for the second quarter and first six months of 2025 and 2024 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	% Change	July 5, 2025	June 29, 2024	% Change
Joist and deck sales	217	185	17%	399	365	9%
Rebar fabrication sales	306	265	15%	553	503	10%
Tubular products sales	243	214	14%	513	422	22%
Building systems sales	64	66	-3%	112	121	-7%
Other steel products sales	311	344	-10%	612	628	-3%
Total steel products sales	1,141	1,074	6%	2,189	2,039	7%

Net sales for the steel products segment decreased 2% in the second quarter of 2025 from the second quarter of 2024, due to a 7% decrease in the average sales price per ton, from $2,517 to $2,331, partially offset by a 6% increase in shipping volumes. Average selling prices decreased across most businesses within the steel products segment in the second quarter of 2025 as compared to the second quarter of 2024, most notably at our joist and deck business.

Net sales for the steel products segment decreased 3% in the first six months of 2025 compared to the first six months of 2024, due to a 10% decrease in the average sales price per ton, from $2,560 to $2,313, partially offset by a 7%

increase in shipping volumes. The most notable decreases in average selling prices in the first six months of 2025 as compared to the first six months of 2024 were at our joist and deck business.

Net sales for the raw materials segment increased 6% in the second quarter of 2025 compared to the second quarter of 2024. In the second quarter of 2025, approximately 94% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (approximately 92% and 4%, respectively, in the second quarter of 2024).

Net sales for the raw materials segment in the first six months of 2025 increased 10% compared to the first six months of 2024. In the first six months of 2025, approximately 94% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (approximately 93% and 4%, respectively, in the first six months of 2024).

Gross Margins

Nucor recorded gross margins of $1.22 billion (14%) in the second quarter of 2025, which was an increase compared to $1.19 billion (15%) in the second quarter of 2024.

•
The increase in gross margin in the second quarter of 2025 as compared to the second quarter of 2024 was due primarily to higher metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the second quarter of 2025 was $403, a 2% increase compared to $396 in the second quarter of 2024. Despite the increase in average scrap and scrap substitute cost per gross ton used, metal margins increased in the second quarter of 2025 as compared to the second quarter of 2024 due to the previously mentioned increase in volumes.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices are subject to change based on market fluctuations.

•
Gross margins in the steel products segment decreased in the second quarter of 2025 compared to the second quarter of 2024. Our joist and deck business experienced margin compression in the second quarter of 2025 as compared to the second quarter of 2024, as average realized selling prices decreased.
•
Pre-operating and start-up costs of new facilities were approximately $136 million in the second quarter of 2025 and approximately $137 million in the second quarter of 2024. Pre-operating and start-up costs in the second quarter of 2025 primarily included costs related to the sheet mill in West Virginia, the plate mill in Kentucky, the rebar micro mill in North Carolina and the melt shop addition in Arizona. Pre-operating and start-up costs in the second quarter of 2024 primarily included costs related to the plate mill in Kentucky, the sheet mill in West Virginia, the melt shop addition in Arizona and the rebar micro mill in North Carolina. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the raw materials segment increased in the second quarter of 2025 compared to the second quarter of 2024, primarily due to increased gross margins at our DRI facilities and, to a lesser extent, our scrap processing operations.

Nucor recorded gross margins of $1.83 billion (11%) in the first six months of 2025, which decreased compared to $2.72 billion (17%) in the first six months of 2024.

•
The largest factor impacting the decrease in gross margins in the first six months of 2025 compared to the first six months of 2024 was decreased earnings in the steel mills segment. Metal margins decreased in the first six months of 2025 as compared to the first six months of 2024 because the previously mentioned increase in metal margins in the second quarter of 2025 compared to the second quarter of 2024 was more than offset by the decrease in metal margins in the first quarter of 2025 as compared to the first quarter of 2024.

The average scrap and scrap substitute cost per gross ton used in the first six months of 2025 was $398, a 3% decrease compared to $409 in the first six months of 2024. The decrease in average scrap and scrap substitute cost per gross ton used, was more than offset by the previously mentioned decrease in average sales price per ton.

Additionally, conversion costs in the first six months of 2025 increased compared to the first six months of 2024, with the first quarter of 2025 accounting for the majority of the increase.
•
Gross margins in the steel products segment decreased in the first six months of 2025 as compared to the first six months of 2024, primarily due to decreased gross margins at our joist and deck and metal buildings businesses.

•
Pre-operating and start-up costs of new facilities increased to approximately $306 million in the first six months of 2025 from approximately $262 million in the first six months of 2024. Pre-operating and start-up costs in the first six months of 2025 and 2024 primarily included costs related to the plate mill in Kentucky, the sheet mill in West Virginia, the melt shop addition in Arizona and the rebar micro mill in North Carolina.
•
Gross margins in the raw materials segment increased in the first six months of 2025 compared to the first six months of 2024, primarily due to increased gross margins at our DRI facilities.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These profit sharing and other incentive compensation costs, which are based upon and fluctuate with Nucor’s financial performance, were comparable in the second quarter of 2025 compared to the second quarter of 2024, and decreased by $93 million in the first six months of 2025 compared to the first six months of 2024. These decreases were due to Nucor's decreased profitability in the second quarter and first six months of 2025 compared to the respective prior year periods, which resulted in decreased expense related to profit sharing.

Losses and Impairments of Assets

Included in the second quarter and first six months of 2025 net earnings was $11 million and $40 million, respectively, of losses and impairments of assets. These charges consisted of the following: $19 million related to the closure or repurposing of certain facilities in the steel products segment (all of which was recorded in the first quarter of 2025); $17 million related to the repurposing of a facility in the steel mills segment ($7 million of which was recorded in the second quarter of 2025); and $4 million related to the write-off of certain assets in the raw materials segment (all of which was recorded in the second quarter of 2025).

Included in the second quarter and first six months of 2024 net earnings was $14 million of losses and impairments of assets related to the write-down of certain assets in the steel mills segment.

Interest Expense (Income)

Net interest expense (income) for the second quarter and first six months of 2025 and 2024 was as follows (in millions):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Interest expense	$49	$67	$100	$110
Interest income	(30)	(69)	(67)	(150)
Interest expense (income), net	$19	$(2)	$33	$(40)

Interest expense decreased in the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024 mainly due to an increase in capitalized interest. Interest income decreased in the second quarter and first six months of 2025 compared to the second quarter and first six months of 2024 due to lower average investment balances and a decrease in average interest rates on those investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the second quarter and first six months of 2025 and 2024 (in millions). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Steel mills	$843	$645	$1,074	$1,748
Steel products	392	442	680	953
Raw materials	57	39	86	49
Corporate/eliminations	(393)	(228)	(656)	(627)
	$899	$898	$1,184	$2,123

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, Nucor Yamato Steel Company (Limited Partnership) ("NYS"), California Steel Industries, Inc. ("CSI") and Nucor JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The increase in earnings attributable to noncontrolling interests in the second quarter of 2025 compared to the second quarter of 2024 was primarily due to the increased earnings of NYS and CSI. The decrease in earnings attributable to noncontrolling interests in the first six months of 2025 compared to the first six months of 2024 was due to the decreased earnings of NYS and CSI.

Provision for Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. Nucor has reflected the impact of the OBBBA in the second quarter of 2025 financial statements as required by accounting principles generally accepted in the United States. The impact of the OBBBA on Nucor's provision for income taxes was immaterial.

The effective tax rate for the second quarter of 2025 was 21.5% compared to 20.7% for the second quarter of 2024. The expected effective tax rate for the full year of 2025 is approximately 21.4%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $213 million at July 5, 2025, exclusive of interest, could decrease by as much as $38 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, and for the tax years 2016 through 2018. The tax years 2021 through 2023 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2017 through 2024 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $603 million, or $2.60 per diluted share, in the second quarter of 2025, as compared to net earnings attributable to Nucor stockholders of $645 million, or $2.68 per diluted share, in the second quarter of 2024. Net earnings attributable to Nucor stockholders as a percentage of net sales were 7.1% and 8.0% in the second quarter of 2025 and 2024, respectively.

Nucor reported net earnings attributable to Nucor stockholders of $759 million, or $3.26 per diluted share, in the first six months of 2025, as compared to net earnings attributable to Nucor stockholders of $1.49 billion, or $6.14 per diluted share, in the first six months of 2024. Net earnings attributable to Nucor stockholders as a percentage of net sales were 4.7% and 9.2% in the first six months of 2025 and 2024, respectively. Annualized return on average stockholders’ equity was 7.5% and 14.3% in the first six months of 2025 and 2024, respectively.

Outlook

We expect earnings in the third quarter of 2025 to be nominally lower than the second quarter of 2025, due to decreased earnings in the steel mills segment and similar earnings in the steel products and raw materials segments. In the steel mills segment, despite resilient backlogs and a stable demand outlook, we expect margin compression in the third quarter of 2025 as compared to the second quarter of 2025.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the second quarter of 2025 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

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

Our liquidity position as of July 5, 2025 remained strong, consisting of total cash and cash equivalents and short-term investments of $2.48 billion ($4.14 billion as of December 31, 2024). Approximately $841 million of the cash and cash equivalents position at July 5, 2025, was held by our majority-owned joint ventures as compared to approximately $970 million at December 31, 2024.

Cash provided by operating activities was $1.10 billion in the first six months of 2025 as compared to $1.95 billion in the first six months of 2024. The $849 million decrease was primarily driven by a $739 million decrease in net earnings before noncontrolling interests from $1.67 billion in the first six months of 2024 to $932 million for the first six months of 2025. In addition, changes in operating assets and operating liabilities (exclusive of acquisitions) used cash of $643 million in the first six months of 2025 as compared to $382 million in the first six months of 2024.

The funding of our working capital in the first six months of 2025 increased by $261 million compared to the first six months of 2024 mainly due to the change in inventories using cash of $352 million in the first six months of 2025 compared to providing cash of $333 million during the first six months of 2024, and the change in accounts receivable using an additional $552 million in cash compared to the same period in 2024. These changes were offset by the change in accounts payable providing cash of $375 million in the first six months of 2025 compared to using cash of $315 million in the first six months of 2024 and the change in salaries, wages and related accruals using $291 million less in cash during the first six months of 2025 compared to the same period in 2024.

The current ratio was 2.8 at the end of the second quarter of 2025 and 2.5 at year-end 2024.

Cash used in investing activities in the first six months of 2025 was $1.72 billion as compared to $1.60 billion in the first six months of 2024, an increase of $122 million. Cash used for capital expenditures of $1.81 billion in the first six months of 2025 increased by $342 million compared to the same period of 2024 primarily due to the sheet mill under construction in West Virginia and the construction of two manufacturing locations to expand Nucor Towers & Structures ("NTS"). Capital expenditures for 2025 are estimated to be approximately $3.00 billion as compared to $3.17 billion in 2024. The projects that we anticipate will have the largest capital expenditures in 2025 are the sheet mill under construction in West Virginia, the construction of two manufacturing locations to expand NTS, and the galvanizing line at our sheet mill in South Carolina.

Cash used in financing activities in the first six months of 2025 was $996 million as compared to $2.09 billion in the first six months of 2024. The primary uses of cash were repayments of long-term debt $1.01 billion in the first six months of 2025 as compared to $5 million in the first six months of 2024. Additionally, stock repurchases used cash of $500 million in the first six months of 2025 as compared to $1.50 billion in the first six months of 2024, a decrease of $1.00 billion. The primary source of cash in the first six months of 2025 was proceeds from the issuance and sale of long-term debt, net of discount to the public, of $997 million. In the first quarter of 2025, Nucor issued and sold $500 million aggregate principal amount of its 4.650% Notes due 2030 and $500 million aggregate principal amount of its 5.100% Notes due 2035. Net proceeds from the issuance and sale of these Notes were used to redeem all of the outstanding $500 million aggregate principal amount of our 2.000% Notes due 2025 and $500 million aggregate principal amount of our 3.950% Notes due 2025 (collectively, the "2025 Notes") pursuant to the terms of the indenture governing the 2025 Notes.

On March 11, 2025, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.75 billion to $2.25 billion and to extend its maturity date to March 11, 2030. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 5, 2025, the funded debt to total capital ratio was 24.3% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of July 5, 2025.

In June 2025, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.55 per share payable on August 11, 2025 to stockholders of record on June 30, 2025. This dividend is Nucor’s 209th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2024. There were no interest rate swaps outstanding at July 5, 2025.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At July 5, 2025, accumulated other comprehensive loss, net of income taxes included $2 million in unrealized net-of-tax gains for the fair value of these derivative financial instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative financial instruments outstanding at July 5, 2025, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in millions):

Commodity Derivative	10% Change	25% Change
Natural gas	$9	$21
Other commodities	$15	$38

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at July 5, 2025 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 5, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended July 5, 2025 was as follows (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 6, 2025 - May 3, 2025	0.8	$109.27	0.8	$723
May 4, 2025 - May 31, 2025	1.0	$113.84	1.0	$606
June 1, 2025 - July 5, 2025	-	$-	-	$606
For the Quarter Ended July 5, 2025	1.8		1.8

(1)
Includes commissions of $0.09 per share.
(2)
On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended July 5, 2025, none of our directors or officers (as defined in Rule 16a-1-(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3.1	Bylaws of Nucor Corporation, as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))
10.1	Nucor Corporation 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A files March 24, 2025 (File No. 001-04119)) (#)

10.2

Form of Restricted Share Unit Award Agreement (time-vested awards) to be used for awards granted after May 8, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 14, 2025 (File No. 001-04119)) (#)

10.3

Form of Restricted Share Unit Award Agreement for the Non-Employee Directors to be used for awards granted after May 8, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 14, 2025 (File No. 001-04119)) (#)

10.4

Form of Nonqualified Stock Option Award Agreement to be used for awards granted after May 8, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 14, 2025 (File No. 001-04119)) (#)

10.5*	Executive Employment Agreement of Thomas Batterbee (#)

10.6*	Retirement, Separation, Waiver and Release Agreement, dated as of May 6, 2025, by and between Nucor Corporation and Gregory J. Murphy (#)

10.7*	Retirement, Separation, Waiver and Release Agreement, dated as of May 7, 2025, by and between Nucor Corporation and Chad Utermark (#)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 5, 2025, filed August 13, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 5, 2025, filed August 13, 2025, formatted in Inline XBRL (included in Exhibit 101 above).

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

Dated: August 13, 2025