Form 10-Q
period 2025-10-04
NUCOR CORP
filed 2025-11-12
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2025

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

Yes ☐ No ☒

228,858,659 shares of the registrant’s common stock were outstanding at October 4, 2025.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended October 4, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In millions, except per share amounts)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Net sales	$8,521	$7,444	$24,807	$23,658
Costs, expenses and other:
Cost of products sold	7,333	6,686	21,791	20,183
Marketing, administrative and other expenses	300	244	885	883
Equity in earnings of unconsolidated affiliates	(10)	(5)	(24)	(24)
Losses and impairments of assets	-	123	40	137
Interest expense (income), net	15	7	48	(33)
	7,638	7,055	22,740	21,146
Earnings before income taxes and noncontrolling interests	883	389	2,067	2,512
Provision for income taxes	200	86	452	538
Net earnings before noncontrolling interests	683	303	1,615	1,974
Earnings attributable to noncontrolling interests	76	53	249	234
Net earnings attributable to Nucor stockholders	$607	$250	$1,366	$1,740
Net earnings per share:
Basic	$2.63	$1.05	$5.89	$7.23
Diluted	$2.63	$1.05	$5.88	$7.22
Average shares outstanding:
Basic	229.9	236.5	231.1	239.7
Diluted	230.2	236.8	231.4	239.8

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Net earnings before noncontrolling interests	$683	$303	$1,615	$1,974
Other comprehensive income (loss):
Net unrealized (loss) income on hedging derivatives, net of income taxes of $(3) and $(2) for the third quarter of 2025 and 2024, respectively, and $(5) and $(4) for the first nine months of 2025 and 2024, respectively	(10)	(6)	(16)	(11)
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $3 and $2 for the third quarter of 2025 and 2024, respectively, and $5 and $6 for the first nine months of 2025 and 2024, respectively	7	6	14	19
Foreign currency translation gain (loss), net of income taxes of $0 for the third quarter and first nine months of 2025 and 2024	(19)	10	21	(14)
	(22)	10	19	(6)
Comprehensive income	661	313	1,634	1,968
Comprehensive income attributable to noncontrolling interests	76	53	249	234
Comprehensive income attributable to Nucor stockholders	$585	$260	$1,385	$1,734

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	October 4, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,221	$3,558
Short-term investments	524	581
Accounts receivable, net	3,288	2,675
Inventories, net	5,393	5,106
Other current assets	382	555
Total current assets	11,808	12,475
Property, plant and equipment, net	14,821	13,243
Goodwill	4,294	4,288
Other intangible assets, net	2,943	3,134
Other assets	910	800
Total assets	$34,776	$33,940
LIABILITIES
Current liabilities:
Short-term debt	$136	$225
Current portion of long-term debt and finance lease obligations	31	1,042
Accounts payable	2,145	1,832
Salaries, wages and related accruals	899	903
Accrued expenses and other current liabilities	1,046	975
Total current liabilities	4,257	4,977
Long-term debt and finance lease obligations due after one year	6,686	5,683
Deferred credits and other liabilities	1,902	1,863
Total liabilities	12,845	12,523
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152	152
Additional paid-in capital	2,233	2,223
Retained earnings	31,255	30,271
Accumulated other comprehensive loss, net of income taxes	(189)	(208)
Treasury stock	(12,681)	(12,144)
Total Nucor stockholders' equity	20,770	20,294
Noncontrolling interests	1,161	1,123
Total equity	21,931	21,417
Total liabilities and equity	$34,776	$33,940

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024
Operating activities:
Net earnings before noncontrolling interests	$1,615	$1,974
Adjustments:
Depreciation	910	809
Amortization	191	189
Impairment of assets	20	137
Stock-based compensation	102	114
Deferred income taxes	2	(92)
Distributions from affiliates	6	8
Equity in earnings of unconsolidated affiliates	(24)	(24)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(614)	47
Inventories	(295)	496
Accounts payable	296	(207)
Federal income taxes	177	17
Salaries, wages and related accruals	20	(314)
Other operating activities	29	92
Cash provided by operating activities	2,435	3,246
Investing activities:
Capital expenditures	(2,620)	(2,294)
Investment in and advances to affiliates	(1)	-
Sale of business	-	1
Disposition of plant and equipment	42	12
Acquisitions (net of cash acquired)	-	(672)
Purchases of investments	(872)	(1,037)
Proceeds from the sale of investments	938	1,210
Other investing activities	4	10
Cash used in investing activities	(2,509)	(2,770)
Financing activities:
Net change in short-term debt	(89)	95
Repayment of long-term debt	(1,012)	(5)
Bond issuance costs	(9)	-
Proceeds from issuance of long-term debt, net of discount	997	-
Proceeds from exercise of stock options	1	3
Payment of tax withholdings on certain stock-based compensation	(32)	(50)
Distributions to noncontrolling interests	(231)	(333)
Cash dividends	(385)	(394)
Acquisition of treasury stock	(600)	(1,901)
Proceeds from government incentives	77	-
Other financing activities	14	(12)
Cash used in financing activities	(1,269)	(2,597)
Effect of exchange rate changes on cash	6	(3)
Decrease in cash and cash equivalents	(1,337)	(2,124)
Cash and cash equivalents - beginning of year	3,558	6,387
Cash and cash equivalents - end of nine months	$2,221	$4,263
Non-cash investing activity:
Change in accrued plant and equipment purchases	$14	$70

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

2. Inventories

Inventories consisted of approximately 37% raw materials and supplies and 63% finished and semi-finished products at October 4, 2025 (approximately 34% and 66%, respectively, at December 31, 2024). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $13.42 billion at October 4, 2025 ($12.62 billion at December 31, 2024).

Included within property, plant and equipment, net of the steel mills segment at October 4, 2025 is $222 million of assets, net of accumulated depreciation, related to our consolidated joint venture, Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”). During the fourth quarter of 2024, the Company determined that a triggering event occurred after review of NJSM's most recent annual forecast. The Company performed an impairment assessment to determine if the carrying amount of NJSM exceeded its projected undiscounted cash flows. Upon completion of the assessment, the Company determined that the carrying amount did not exceed its projected undiscounted cash flows and no impairment charge was required. Nucor will continue to monitor NJSM's financial performance. If NJSM's financial performance underperforms its forecasts, management may determine that a triggering event has occurred and additional testing may be required.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the nine months ended October 4, 2025 by segment was as follows (in millions):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2024	$675	$2,816	$797	$4,288
Acquisitions	-	-	-	-
Translation/Other	-	6	-	6
Balance at October 4, 2025	$675	$2,822	$797	$4,294

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2024 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of October 4, 2025 and December 31, 2024 (in millions):

	October 4, 2025		December 31, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,444	$1,681	$4,444	$1,512
Trademarks and trade names	374	201	387	192
Other	142	135	129	122
	$4,960	$2,017	$4,960	$1,826

Intangible asset amortization expense in the third quarter of 2025 and 2024 was $63 million and $69 million, respectively, and $191 million and $189 million in the first nine months of 2025 and 2024, respectively. Annual amortization expense is estimated to be $254 million in 2025; $248 million in 2026; $242 million in 2027; $219 million in 2028; and $198 million in 2029.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $126 million at October 4, 2025 ($146 million at December 31, 2024). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $127 million at October 4, 2025 ($129 million at December 31, 2024). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the condensed consolidated balance sheets, was $244 million at October 4, 2025 ($231 million at December 31, 2024).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of October 4, 2025 and December 31, 2024 (in millions). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of October 4, 2025
Assets:
Cash equivalents	$1,560	$1,560	$-	$-
Short-term investments	524	524	-	-
Derivative contracts	2	-	2	-
Other assets	134	60	-	74
Total assets	$2,220	$2,144	$2	$74
Liabilities:
Derivative contracts	$(5)	$-	$(5)	$-

As of December 31, 2024
Assets:
Cash equivalents	$2,821	$2,821	$-	$-
Short-term investments	581	581	-	-
Derivative contracts	7	-	7	-
Other assets	96	27	-	69
Total assets	$3,505	$3,429	$7	$69
Liabilities:
Derivative contracts	$(4)	$-	$(4)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and an investment in a publicly traded nuclear power equipment manufacturer are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. Fair value measurements for Nucor's investments in privately held companies, most of which are in a nuclear fusion technology company, are classified under Level 3 because such measurements are estimated based on unobservable inputs that indicate a change in fair value, including the transaction price in the event of a change in ownership of the investee (e.g., the sale of other investors' interests in the company) or the transaction price in the event of additional equity issuances of the investee. There were no transfers between levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.34 billion at October 4, 2025 (approximately $6.19 billion at December 31, 2024). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at October 4, 2025 and December 31, 2024, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2025 Omnibus Incentive Compensation Plan (the "Omnibus Plan") under which the Company may award stock-based compensation to employees, officers, consultants and non-employee directors. The Company's stockholders approved the Omnibus Plan on May 8, 2025. The Omnibus Plan permits the award of stock options, appreciation rights, restricted share units, restricted shares, performance shares and performance units for up to 6.8 million shares of the Company's common stock. As of October 4, 2025, 6.0 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans, including the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the "2014 Plan"), under which stock-based awards remain outstanding but no further awards may be made. As of October 4, 2025, 1.6 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

A summary of activity under Nucor’s stock option plans for the first nine months of 2025 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	724	$89.06
Granted	138	$109.36
Exercised	(11)	$118.33		$311
Canceled	-	$-
Outstanding at October 4, 2025	851	$91.99	6.35 years	$41,366
Stock options exercisable at October 4, 2025	591	$75.38	5.25 years	$37,386

Compensation expense for stock options was $0.3 million in the third quarter of each of 2025 and 2024, and $5 million and $4 million in the first nine months of 2025 and 2024, respectively. As of October 4, 2025, unrecognized compensation expense related to stock options was $3 million, which we expect to recognize over a weighted-average period of 2.2 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first nine months of 2025 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	1,021	$144.89
Granted	624	$109.36
Vested	(664)	$134.28
Canceled	(25)	$140.95
Unvested at October 4, 2025	956	$129.17

Compensation expense for RSUs was $17 million and $20 million in the third quarter of 2025 and 2024, respectively, and $70 million and $87 million in the first nine months of 2025 and 2024, respectively. As of October 4, 2025, unrecognized compensation expense related to unvested RSUs was $95 million, which we expect to recognize over a weighted-average period of 1.3 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the 2014 Plan and the Omnibus Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the 2014 Plan and the Omnibus Plan, the “LTIP”) for the first nine months of 2025 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	248	$169.36
Granted	267	$133.46
Vested	(288)	$147.34
Canceled	-	$-
Unvested at October 4, 2025	227	$155.11

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $6 million and $4 million in the third quarter of 2025 and 2024, respectively, and $26 million and $23 million in the first nine months of 2025 and 2024, respectively. As of October 4, 2025, unrecognized compensation expense related to unvested restricted stock awards was $8 million, which we expect to recognize over a weighted-average period of 1.6 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $86 million and $39 million in the third quarter of 2025 and 2024, respectively, and $203 million and $251 million in the first nine months of 2025 and 2024, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense (income) for the third quarter and first nine months of 2025 and 2024 are as follows (in millions):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Interest expense	$38	$65	$138	$176
Interest income	(23)	(58)	(90)	(209)
Interest expense (income), net	$15	$7	$48	$(33)

11. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Nucor reflected the enactment of the OBBBA in the second quarter of 2025 financial statements as required by accounting principles generally accepted in the United States. The impact of the OBBBA on Nucor’s provision for income taxes was immaterial.

The effective tax rate for the third quarter of 2025 was 22.6% compared to 22.1% for the third quarter of 2024.

The Internal Revenue Service (the “IRS”) is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, as well as 2016, 2017, 2018, and 2021. The tax years 2022 through 2024 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2017 through 2024 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $29 million at October 4, 2025 ($44 million at December 31, 2024). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.23 billion at October 4, 2025 ($1.24 billion at December 31, 2024).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) (“NYS”), California Steel Industries, Inc. (“CSI”) and NJSM, for the three months and nine months ended October 4, 2025 and September 28, 2024 (in millions):

		Three Months (13 Weeks) Ended October 4, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 5, 2025	$21,492	380.2	$152	$2,213	$30,775	$(167)	150.7	$(12,584)	$20,389	$1,103
Net earnings before noncontrolling interests	683	-	-	-	607	-	-	-	607	76
Other comprehensive income (loss)	(22)	-	-	-	-	(22)	-	-	(22)	-
Stock options exercised	1	-	-	-	-	-	-	1	1	-
Stock option expense	-	-	-		-	-	-	-	-	-
Issuance of stock under award plans, net of forfeitures	18	-	-	16	-	-		2	18	-
Amortization of unearned compensation	4	-	-	4	-	-	-	-	4	-
Treasury stock acquired and net impact of excise tax	(100)	-	-	-	-	-	0.7	(100)	(100)	-
Cash dividends declared	(127)	-	-	-	(127)	-	-	-	(127)	-
Distributions to noncontrolling interests	(17)	-	-	-	-	-	-	-	-	(17)
Miscellaneous	(1)	-	-	-	-	-	-	-	-	(1)
BALANCES, October 4, 2025	$21,931	380.2	$152	$2,233	$31,255	$(189)	151.4	$(12,681)	$20,770	$1,161

		Nine Months (39 Weeks) Ended October 4, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2024	$21,417	380.2	$152	$2,223	$30,271	$(208)	147.4	$(12,144)	$20,294	$1,123
Net earnings before noncontrolling interests	1,615	-	-	-	1,366	-	-	-	1,366	249
Other comprehensive income (loss)	19	-	-	-	-	19	-	-	19	-
Stock options exercised	1	-	-	-	-	-	-	1	1	-
Stock option expense	5	-	-	5	-	-	-	-	5	-
Issuance of stock under award plans, net of forfeitures	66	-	-	(3)	-	-	(0.8)	69	66	-
Amortization of unearned compensation	8	-	-	8	-	-	-	-	8	-
Treasury stock acquired and net impact of excise tax	(607)	-	-	-	-	-	4.8	(607)	(607)	-
Cash dividends declared	(382)	-	-	-	(382)	-	-	-	(382)	-
Distributions to noncontrolling interests	(231)	-	-	-	-	-	-	-	-	(231)
Capital contributions from noncontrolling interest	25	-	-	-	-	-	-	-	-	25
Miscellaneous	(5)	-	-	-	-	-	-	-	-	(5)
BALANCES, October 4, 2025	$21,931	380.2	$152	$2,233	$31,255	$(189)	151.4	$(12,681)	$20,770	$1,161

		Three Months (13 Weeks) Ended September 28, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, June 29, 2024	$21,772	380.2	$152	$2,189	$29,992	$(178)	142.9	$(11,432)	$20,723	$1,049
Net earnings before noncontrolling interests	303	-	-	-	250	-	-	-	250	53
Other comprehensive income (loss)	10	-	-	-	-	10	-	-	10	-
Stock options exercised	-	-	-	-	-	-	-	-	-	-
Stock option expense	-	-	-	-	-	-	-	-	-	-
Issuance of stock under award plans, net of forfeitures	19	-	-	16	-	-	(0.1)	3	19	-
Amortization of unearned compensation	3	-	-	3	-	-	-	-	3	-
Treasury stock acquired and net impact of excise tax	(403)	-	-	-	-	-	2.6	(403)	(403)	-
Cash dividends declared	(128)	-	-	-	(128)	-	-	-	(128)	-
Distributions to noncontrolling interests	(18)	-	-	-	-	-	-	-	-	(18)
BALANCES, September 28, 2024	$21,558	380.2	$152	$2,208	$30,114	$(168)	145.4	$(11,832)	$20,474	$1,084

		Nine Months (39 Weeks) Ended September 28, 2024
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2023	$22,123	380.2	$152	$2,176	$28,762	$(162)	135.3	$(9,988)	$20,940	$1,183
Net earnings before noncontrolling interests	1,974	-	-	-	1,740	-	-	-	1,740	234
Other comprehensive income (loss)	(6)	-	-	-	-	(6)	-	-	(6)	-
Stock options exercised	2	-	-	(2)	-	-	(0.1)	4	2	-
Stock option expense	4	-	-	4	-	-	-	-	4	-
Issuance of stock under award plans, net of forfeitures	91	-	-	21	-	-	(0.9)	70	91	-
Amortization of unearned compensation	8	-	-	8	-	-	-	-	8	-
Treasury stock acquired and net impact of excise tax	(1,919)	-	-	-	-	-	11.0	(1,919)	(1,919)	-
Cash dividends declared	(388)	-	-	-	(388)	-	-	-	(388)	-
Distributions to noncontrolling interests	(333)	-	-	-	-	-	-	-	-	(333)
Miscellaneous	2	-	-	1	-	-	0.1	1	2	-
BALANCES, September 28, 2024	$21,558	380.2	$152	$2,208	$30,114	$(168)	145.4	$(11,832)	$20,474	$1,084

Dividends declared per share were $0.55 per share in the third quarter of 2025 ($0.54 per share in the third quarter of 2024) and $1.65 per share in the first nine months of 2025 ($1.62 per share in the first nine months of 2024).

On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of October 4, 2025, the Company had approximately $506 million available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and nine months ended October 4, 2025 and September 28, 2024 (in millions):

	Three-Month (13-Week) Period Ended
	October 4, 2025
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 5, 2025	$2	$(180)	$11	$(167)
Other comprehensive income (loss) before reclassifications	(10)	(19)	-	(29)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	7	-	-	7
Net current-period other comprehensive income (loss)	(3)	(19)	-	(22)
Accumulated other comprehensive income (loss) at October 4, 2025	$(1)	$(199)	$11	$(189)

	Nine-Month (39-Week) Period Ended
	October 4, 2025
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2024	$1	$(220)	$11	$(208)
Other comprehensive income (loss) before reclassifications	(16)	21	-	5
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	14	-	-	14
Net current-period other comprehensive income (loss)	(2)	21	-	19
Accumulated other comprehensive income (loss) at October 4, 2025	$(1)	$(199)	$11	$(189)

(1)
Includes $7 million and $14 million net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2025, respectively. The tax impact of those reclassifications was $3 million and $5 million in the third quarter and first nine months of 2025, respectively.

	Three-Month (13-Week) Period Ended
	September 28, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at June 29, 2024	$(6)	$(183)	$11	$(178)
Other comprehensive income (loss) before reclassifications	(6)	10	-	4
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	6	-	-	6
Net current-period other comprehensive income (loss)	-	10	-	10
Accumulated other comprehensive income (loss) at September 28, 2024	$(6)	$(173)	$11	$(168)

	Nine-Month (39-Week) Period Ended
	September 28, 2024
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2023	$(14)	$(159)	$11	$(162)
Other comprehensive income (loss) before reclassifications	(11)	(14)	-	(25)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	19	-	-	19
Net current-period other comprehensive income (loss)	8	(14)	-	(6)
Accumulated other comprehensive income (loss) at September 28, 2024	$(6)	$(173)	$11	$(168)

(2)
Includes $6 million and $19 million net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2024, respectively. The tax impact of those reclassifications was $2 million and $6 million in the third quarter and first nine months of 2024, respectively.

14. Segments

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investment in NuMit LLC. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products businesses, steel racking, piling products business, wire and wire mesh, overhead doors, and utility towers and structures. The raw materials segment includes The David J. Joseph Company and its affiliates, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC, two facilities that produce direct reduced iron used by the steel mills; and our natural gas production operations.

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

Segment results are regularly reviewed by the Company's Chief Operating Decision Makers ("CODMs"), the President and Chief Executive Officer and the Chief Operating Officer, to manage the business, to make decisions about resources to be allocated to the segments and to assess performance. The measure of profit and loss that is used by the CODMs to assess segment performance and to allocate resources is earnings before income taxes and noncontrolling interests by segment (“segment earnings”). The CODMs evaluate each segment’s performance based on metrics such as net sales, segment earnings and other key financial indicators, guiding strategic decisions to align with Company-wide goals.

Segment cost of products sold is considered a significant segment expense and is regularly provided to the CODMs. Segment cost of products sold includes amounts related to both net sales to external customers and intercompany sales.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Nucor’s results by segment for the third quarter and first nine months of 2025 and 2024 were as follows (in millions):

	Three Months (13 Weeks) Ended
	October 4, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$5,152	$2,791	$578	$8,521
Intercompany sales	1,416	181	2,713	4,310
Total Sales	6,568	2,972	3,291	12,831
Reconciliation of Sales
Elimination of intercompany sales				(4,310)
Net sales to external customers				8,521
Less:
Cost of products sold	5,777	2,506	3,227	11,510
Other segment items	(2)	147	21	166
Segment earnings before income taxes and noncontrolling interests	793	319	43	1,155
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(272)
Earnings before income taxes and noncontrolling interests				$883

	Nine Months (39 Weeks) Ended
	October 4, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$15,312	$7,853	$1,642	$24,807
Intercompany sales	3,850	479	8,240	12,569
Total Sales	19,162	8,332	9,882	37,376
Reconciliation of Sales
Elimination of intercompany sales				(12,569)
Net sales to external customers				24,807
Less:
Cost of products sold	17,247	7,063	9,693	34,003
Other segment items	48	270	60	378
Segment earnings before income taxes and noncontrolling interests	1,867	999	129	2,995
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(928)
Earnings before income taxes and noncontrolling interests				$2,067

	Three Months (13 Weeks) Ended
	September 28, 2024
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$4,460	$2,496	$488	$7,444
Intercompany sales	983	124	2,243	3,350
Total Sales	5,443	2,620	2,731	10,794
Reconciliation of Sales
Elimination of intercompany sales				(3,350)
Net sales to external customers				7,444
Less:
Cost of products sold	5,119	2,199	2,694	10,012
Other segment items	15	107	103	225
Segment earnings before income taxes and noncontrolling interests	309	314	(66)	557
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(168)
Earnings before income taxes and noncontrolling interests				$389

	Nine Months (39 Weeks) Ended
	September 28, 2024
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$14,486	$7,716	$1,456	$23,658
Intercompany sales	3,406	417	7,044	10,867
Total Sales	17,892	8,133	8,500	34,525
Reconciliation of Sales
Elimination of intercompany sales				(10,867)
Net sales to external customers				23,658
Less:
Cost of products sold	15,787	6,601	8,374	30,762
Other segment items	48	265	143	456
Segment earnings before income taxes and noncontrolling interests	2,057	1,267	(17)	3,307
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(795)
Earnings before income taxes and noncontrolling interests				$2,512

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Depreciation expense:
Steel mills	$200	$187	$604	$538
Steel products	46	38	132	110
Raw materials	53	51	158	147
Corporate	5	5	16	14
	$304	$281	$910	$809
Amortization expense:
Steel mills	$2	$2	$6	$6
Steel products	53	60	163	162
Raw materials	8	7	22	21
	$63	$69	$191	$189
Capital expenditures:
Steel mills	$586	$603	$1,747	$1,618
Steel products	137	140	447	358
Raw materials	77	104	313	336
Corporate	48	9	127	52
	$848	$856	$2,634	$2,364

	October 4, 2025	December 31, 2024
Segment assets:
Steel mills	$18,103	$16,582
Steel products	11,779	11,235
Raw materials	3,900	3,656
Corporate/eliminations	994	2,467
	$34,776	$33,940

Net sales by product for the third quarter and first nine months of 2025 and 2024 were as follows (in millions). Further product group breakdown is impracticable.

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Net sales to external customers:
Sheet	$2,388	$2,196	$7,073	$7,303
Bar	1,457	1,264	4,346	3,960
Structural	658	535	1,996	1,705
Plate	649	464	1,897	1,519
Tubular Products	333	291	1,077	1,005
Rebar Fabrication Products	567	487	1,462	1,362
Joist and Deck	620	517	1,682	1,714
Building Systems	331	342	946	1,016
Other Steel Products	940	859	2,686	2,618
Raw Materials	578	489	1,642	1,456
	$8,521	$7,444	$24,807	$23,658

15. Revenue

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $214 million as of October 4, 2025 ($200 million as of December 31, 2024) and are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Nucor disaggregates its revenues by major source in the same manner as presented in the net sales by product table in the segment footnote (see Note 14).

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2025 and 2024 are as follows (in millions, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Basic net earnings per share:
Basic net earnings	$607	$250	$1,366	$1,740
Earnings allocated to participating securities	(2)	(1)	(5)	(8)
Net earnings available to common stockholders	$605	$249	$1,361	$1,732
Basic average shares outstanding	229.9	236.5	231.1	239.7
Basic net earnings per share	$2.63	$1.05	$5.89	$7.23
Diluted net earnings per share:
Diluted net earnings	$607	$250	$1,366	$1,740
Earnings allocated to participating securities	(2)	(1)	(6)	(8)
Net earnings available to common stockholders	$605	$249	$1,360	$1,732
Diluted average shares outstanding:
Basic average shares outstanding	229.9	236.5	231.1	239.7
Dilutive effect of stock options and other	0.3	0.3	0.3	0.1
	230.2	236.8	231.4	239.8
Diluted net earnings per share	$2.63	$1.05	$5.88	$7.22

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2025 and 2024 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Anti-dilutive stock options:
Weighted-average shares	23	70	147	23
Weighted-average exercise price	$168.85	$168.85	$145.26	$168.85

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor Corporation, a Delaware corporation incorporated in 1958, and its affiliates (collectively, "Nucor", the "Company", "we", "us", or "our"), which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to general market conditions, and in particular, prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties and volatility surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of any pandemic or public health situation; and (16) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Nucor reports its results in the following segments: steel mills, steel products and raw materials. The steel mills segment includes carbon and alloy steel in sheet, bars, structural and plate; steel trading businesses; rebar distribution businesses; and Nucor’s equity method investment in NuMit LLC. The steel products segment includes steel joists and joist girders, steel deck, fabricated concrete reinforcing steel, cold finished steel, steel fasteners, metal building systems, insulated metal panels, steel grating, tubular products businesses, steel racking, piling products business, wire and wire mesh, overhead doors and utility towers and structures. The raw materials segment includes DJJ, primarily a scrap broker and processor; Nu-Iron Unlimited and Nucor Steel Louisiana LLC ("Nucor Steel Louisiana"), two facilities that produce DRI used by the steel mills; and our natural gas production operations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 83%, 62% and 72%, respectively, in the first nine months of 2025 compared with approximately 77%, 59% and 73%, respectively, in the first nine months of 2024.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $607 million, or $2.63 per diluted share, for the third quarter of 2025, which represented an increase compared to net earnings attributable to Nucor stockholders of $250 million, or $1.05 per diluted share, for the third quarter of 2024.

Earnings in the steel mills segment increased in the third quarter of 2025 as compared to the third quarter of 2024 due to increased metal margins and increased volumes amidst an improved demand environment compared to the prior year period. The steel products segment had similar earnings in the third quarter of 2025 as compared to the third quarter of 2024, the latter of which included $40 million of losses and impairments of assets. Excluding the impairment charge, earnings in the steel products segment decreased in the third quarter of 2025 as compared to the third quarter of 2024 primarily due to the decreased earnings of our joist and deck business and, to a lesser extent, decreased earnings of our metal buildings and rebar fabrication businesses. Earnings in the raw materials segment increased in the third quarter of 2025 as compared to the third quarter of 2024. Included in the third quarter of 2024 raw materials segment’s earnings was an $83 million impairment charge related to a long-term note receivable that management determined was no longer collectible. The increase in the raw materials segment’s earnings in the third quarter of 2025 as compared to the third quarter of 2024 was due to the absence of any impairment charges in the third quarter of 2025 and the improved profitability of our scrap brokerage and scrap processing operations.

Nucor reported net earnings attributable to Nucor stockholders of $1.37 billion, or $5.88 per diluted share, for the first nine months of 2025, which represented a decrease compared to net earnings attributable to Nucor stockholders of $1.74 billion, or $7.22 per diluted share, for the first nine months of 2024. The decrease in comparable year-to-date earnings in 2025 as compared to 2024 was caused by weaker first six months of 2025 results compared to the first six months of 2024.

The largest driver of the decrease in earnings in the first nine months of 2025 as compared to the first nine months of 2024 was the decreased earnings of the steel products segment. The steel products segment’s earnings decreased in the first nine months of 2025 as compared to the first nine months of 2024 due to lower average selling prices, with the most impactful decrease at our joist and deck business. Earnings in the steel mills segment decreased in the first nine months of 2025 as compared to the first nine months of 2024 due to lower average selling prices and margin compression caused by higher conversion costs, particularly in the first quarter of 2025. During the first nine months of 2025, average selling prices in the steel mills segment increased from the first quarter to the second quarter and stayed relatively flat in the third quarter as compared to the second quarter. This contrasts with the trend in average selling prices for the steel mills segment in the previous year, which decreased each consecutive quarter during the first nine months of 2024. Earnings in the raw materials segment increased in the first nine months of 2025 as compared to the first nine months of 2024 due to the prior year nine months including the previously mentioned $83 million impairment charge and the improved profitability of our DRI facilities.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the third quarter and first nine months of 2025 as compared to the third quarter and first nine months of 2024.

Net Sales

Net sales to external customers by segment for the third quarter and first nine months of 2025 and 2024 were as follows (in millions):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	% Change	October 4, 2025	September 28, 2024	% Change
Steel mills	$5,152	$4,460	16%	$15,312	$14,486	6%
Steel products	2,791	2,496	12%	7,853	7,716	2%
Raw materials	578	488	18%	1,642	1,456	13%
Total net sales to external customers	$8,521	$7,444	14%	$24,807	$23,658	5%

Net sales for the third quarter of 2025 increased 14% from the third quarter of 2024. Average sales price per ton increased 5% from $1,201 in the third quarter of 2024 to $1,258 in the third quarter of 2025. Total tons shipped to outside customers in the third quarter of 2025 were approximately 6,774,000 tons, a 9% increase from the third quarter of 2024.

Net sales for the first nine months of 2025 increased 5% from the first nine months of 2024. Average sales price per ton decreased 4% from $1,265 in the first nine months of 2024 to $1,215 in the first nine months of 2025. Total tons shipped to outside customers in the first nine months of 2025 were approximately 20,424,000 tons, a 9% increase from the first nine months of 2024.

In the steel mills segment, sales tons for the third quarter and first nine months of 2025 and 2024 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	% Change	October 4, 2025	September 28, 2024	% Change
Outside steel shipments	4,976	4,607	8%	15,246	13,900	10%
Inside steel shipments	1,452	1,112	31%	4,119	3,576	15%
Total steel shipments	6,428	5,719	12%	19,365	17,476	11%

Net sales for the steel mills segment increased 16% in the third quarter of 2025 from the third quarter of 2024, due to an 8% increase in volumes and a 7% increase in the average sales price per ton, from $967 to $1,038.

Net sales for the steel mills segment increased 6% in the first nine months of 2025 from the first nine months of 2024, due primarily to a 10% increase in volumes, partially offset by a 4% decrease in average selling price from $1,042 per ton in the first nine months of 2024 to $1,005 per ton in the first nine months of 2025.

Outside sales tonnage for the steel products segment for the third quarter and first nine months of 2025 and 2024 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	% Change	October 4, 2025	September 28, 2024	% Change
Joist and deck sales	254	169	50%	653	534	22%
Rebar fabrication products sales	356	278	28%	909	781	16%
Tubular products sales	206	213	-3%	719	635	13%
Building systems sales	62	60	3%	174	181	-4%
Other steel products sales	305	291	5%	917	919	-
Total steel products sales	1,183	1,011	17%	3,372	3,050	11%

Net sales for the steel products segment increased 12% in the third quarter of 2025 compared to the third quarter of 2024, due to a 17% increase in shipping volumes partially offset by a 4% decrease in the average sales price per ton, from $2,469 to $2,358.

Net sales for the steel products segment increased 2% in the first nine months of 2025 compared to the first nine months of 2024, due to an 11% increase in shipping volumes, partially offset by an 8% decrease in the average sales price per ton, from $2,530 to $2,329.

Net sales for the raw materials segment increased 18% in the third quarter of 2025 compared to the third quarter of 2024, due to higher average selling prices and increased tons shipped to outside customers by the scrap brokerage operations of DJJ. In the third quarter of 2025, approximately 95% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (approximately 93% and 3%, respectively, in the third quarter of 2024).

Net sales for the raw materials segment increased 13% in the first nine months of 2025 compared to the first nine months of 2024, due to higher average selling prices and increased tons shipped to outside customers by the scrap brokerage operations of DJJ. In the first nine months of 2025, approximately 95% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (approximately 93% and 4%, respectively, in the first nine months of 2024).

Gross Margins

Nucor recorded gross margins of $1.19 billion (14%) in the third quarter of 2025, which was an increase compared to $758 million (10%) in the third quarter of 2024.

•
The largest driver of the increase in gross margins in the third quarter of 2025 as compared to the third quarter of 2024 was higher metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. In the steel mills segment, the average scrap and scrap substitute cost per gross ton used in the third quarter of 2025 was $391, a 3% increase compared to $378 in the third quarter of 2024. Despite the increase in scrap and scrap substitute costs in the third quarter of 2025 as compared to the third quarter of 2024, total metal margin dollars increased as the increase in average selling prices and volumes outpaced the increase in scrap and scrap substitute costs.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. As we enter the fourth quarter of 2025, scrap prices are comparable to the third quarter of 2025.

•
Gross margins in the steel products segment decreased in the third quarter of 2025 compared to the third quarter of 2024, primarily due to decreases at our joist and deck business, and to a lesser extent, our metal buildings and rebar fabrication businesses.
•
Pre-operating and start-up costs of new facilities were approximately $103 million in the third quarter of 2025 and approximately $168 million in the third quarter of 2024. Pre-operating and start-up costs in the third quarter of 2025 primarily included costs related to the sheet mill under construction in West Virginia and the melt shop expansion in Arizona. Pre-operating and start-up costs in the third quarter of 2024 primarily included costs related to the sheet mill under construction in West Virginia, the plate mill in Kentucky, and the melt shop expansion in Arizona. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the raw materials segment increased in the third quarter of 2025 as compared to the third quarter of 2024 primarily due to the increased earnings of our scrap brokerage and scrap processing operations.

Nucor recorded gross margins of $3.02 billion (12%) in the first nine months of 2025, which was a decrease compared to $3.48 billion (15%) in the first nine months of 2024.

•
The largest driver of the decrease in gross margins in the first nine months of 2025 as compared to the first nine months of 2024 was the decreased earnings of the steel products segment, which was primarily due to the decreased profitability of our joist and deck businesses.
•
In the steel mills segment, gross margins decreased in the first nine months of 2025 as compared to the first nine months of 2024 due to the previously mentioned decrease in average selling prices and higher conversion costs, particularly in the first quarter of 2025. The average scrap and scrap substitute cost per gross ton used in the first nine months of 2025 was $396, a 1% decrease compared to $399 in the first nine months of 2024.
•
Pre-operating and start-up costs of new facilities decreased to approximately $408 million in the first nine months of 2025 from approximately $430 million in the first nine months of 2024. Pre-operating and start-up costs in the first nine months of both 2025 and 2024 primarily included costs related to the plate mill in Kentucky, the sheet mill under construction in West Virginia, the melt shop expansion in Arizona and the rebar micro mill in North Carolina.
•
Gross margins in the raw materials segment increased in the first nine months of 2025 as compared to the first nine months of 2024 primarily due to the increased earnings of our DRI operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $49 million in the third quarter of 2025 as compared to the third quarter of 2024, and decreased by $44 million in the first nine months of 2025 as compared to the first nine months of 2024. The increase in the third quarter of 2025 was due to the Company’s increased earnings in the third quarter of 2025 as compared to the third quarter of 2024. The decrease in the first nine months of 2025 was due to Nucor’s decreased profitability in the first nine months of 2025 as compared to the first nine months of 2024, which resulted in significantly decreased accruals related to profit sharing.

Losses and Impairments of Assets

Included in the first nine months of 2025 net earnings was $40 million of losses and impairments of assets (none in the third quarter of 2025). Those charges consisted of the following: $19 million related to the closure or repurposing of certain facilities in the steel products segment; $17 million related to the repurposing of a facility in the steel mills segment; and $4 million related to the write-off of certain assets in the raw materials segment.

Included in the third quarter and first nine months of 2024 net earnings was $123 million and $137 million, respectively, of losses and impairments of assets. The $123 million in charges recorded in the third quarter of 2024 consisted of an $83 million impairment charge related to a long-term note receivable in the raw materials segment and $40 million related to certain non-current assets, mostly property, plant and equipment, net, related to a business in the steel products segment. The remaining $14 million (recorded in the second quarter of 2024) in the first nine months of 2024 was related to the write-down of certain assets in the steel mills segment.

Interest Expense (Income)

Net interest expense (income) for the third quarter and first nine months of 2025 and 2024 was as follows (in millions):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Interest expense	$38	$65	$138	$176
Interest income	(23)	(58)	(90)	(209)
Interest expense (income), net	$15	$7	$48	$(33)

Interest expense decreased in the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024 mainly due to an increase in capitalized interest. Interest income decreased in the third quarter and first nine months of 2025 compared to the third quarter and first nine months of 2024 due to lower average investments and a decrease in average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2025 and 2024 (in millions). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Steel mills	$793	$309	$1,867	$2,057
Steel products	319	314	999	1,267
Raw materials	43	(66)	129	(17)
Corporate/eliminations	(272)	(168)	(928)	(795)
	$883	$389	$2,067	$2,512

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the holders of noncontrolling interests in Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) ("NYS"), California Steel Industries, Inc. ("CSI") and Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The increase in earnings attributable to noncontrolling interests in the third quarter of 2025 compared to the third quarter of 2024 was due primarily to the increased earnings of NYS, combined with the decreased losses of CSI and NJSM. The increase in earnings attributable to noncontrolling interests in the first nine months of 2025 compared to the first nine months of 2024 was due primarily to the increased earnings of CSI, combined with the decreased losses of NJSM.

Provision for Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Nucor reflected the enactment of the OBBBA in the second quarter of 2025 financial statements as required by accounting principles generally accepted in the United States. The impact of the OBBBA on Nucor’s provision for income taxes was immaterial.

The effective tax rate for the third quarter of 2025 was 22.6% compared to 22.1% for the third quarter of 2024. The expected effective tax rate for the full year of 2025 is approximately 21.8%.

We estimate that in the next 12 months our gross unrecognized tax benefits, which totaled $209 million at October 4, 2025, exclusive of interest, could decrease by as much as $45 million as a result of the expiration of the statute of limitations and the closures of examinations, substantially all of which would impact the effective tax rate.

The IRS is currently examining Nucor’s 2015, 2019, and 2020 federal income tax returns. Nucor has concluded U.S. federal income tax matters for the tax years through 2014, as well as 2016, 2017, 2018, and 2021. The tax years 2022 through 2024 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2017 through 2024 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $607 million, or $2.63 per diluted share, in the third quarter of 2025 as compared to net earnings attributable to Nucor stockholders of $250 million, or $1.05 per diluted share, in the third quarter of 2024. Net earnings attributable to Nucor stockholders as a percentage of net sales were 7.1% and 3.4% in the third quarter of 2025 and 2024, respectively.

Nucor reported net earnings attributable to Nucor stockholders of $1.37 billion, or $5.88 per diluted share, in the first nine months of 2025 as compared to net earnings attributable to Nucor stockholders of $1.74 billion, or $7.22 per diluted share, in the first nine months of 2024. Net earnings attributable to Nucor stockholders as a percentage of net sales were 5.5% and 7.4% in the first nine months of 2025 and 2024, respectively. Annualized return on average stockholders’ equity was 8.9% and 11.2% in the first nine months of 2025 and 2024, respectively.

Outlook

We expect earnings in the fourth quarter of 2025 to be lower than the third quarter of 2025. In the steel mills segment, the expected decrease is primarily due to lower overall volumes, along with lower average selling prices in our sheet mills. In the steel products segment, the expected decrease is mainly due to lower volumes. In the raw materials segment, the expected decrease is primarily due to lower realized pricing as well as planned outages at our DRI facilities.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the third quarter of 2025 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

Liquidity and Capital Resources

We currently have the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard & Poor’s, an A- long-term rating from Fitch Ratings and an A3 long-term rating from Moody’s. Our credit ratings are dependent, however, upon a number of factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made in order to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Our liquidity position as of October 4, 2025 remained strong, consisting of total cash and cash equivalents and short-term investments of $2.75 billion ($4.14 billion as of December 31, 2024). Approximately $960 million of the cash and cash equivalents position at October 4, 2025, was held by our majority-owned joint ventures as compared to $970 million at December 31, 2024.

Cash provided by operating activities was $2.44 billion in the first nine months of 2025 as compared to $3.25 billion in the first nine months of 2024. The $811 million decrease was primarily driven by net earnings before noncontrolling interests of $1.62 billion for the first nine months of 2025, which represented a decrease of $359 million from net earnings before noncontrolling interests for the prior year period of $1.97 billion.

Changes in operating assets and operating liabilities (exclusive of acquisitions and dispositions) used cash of $387 million in the first nine months of 2025 as compared to providing cash of $131 million in the first nine months of 2024. This $518 million change was mainly due to the change in accounts receivable using cash of $614 million during the first nine months of 2025 compared to providing cash of $47 million during the first nine months of 2024, and the change in inventories using cash of $295 million during the first nine months of 2025 compared to providing cash of $496 million during the first nine months of 2024.These changes were partially offset by the change in accounts payable providing cash of $296 million in the first nine months of 2025 compared to using cash of $207 million in the first nine months of 2024, and the change in salaries, wages and related accruals providing cash of $20 million during the first nine months of 2025 compared to using cash of $314 million during the first nine months of 2024.

The current ratio was 2.8 at the end of the third quarter of 2025 and 2.5 at year-end 2024.

Cash used in investing activities in the first nine months of 2025 was $2.51 billion as compared to $2.77 billion in the first nine months of 2024, a decrease of $261 million. Cash used for capital expenditures of $2.62 billion in the first nine months of 2025 increased by $326 million as compared to the same period of 2024 primarily due to the sheet mill under construction in West Virginia and the construction of two manufacturing locations to expand Nucor Towers & Structures ("NTS"). Capital expenditures for 2025 are estimated to be approximately $3.30 billion as compared to $3.17 billion in 2024. The projects that we anticipate will have the largest capital expenditures in 2025 are the sheet mill under construction in West Virginia, the construction of two manufacturing locations to expand NTS, and the galvanizing line at our sheet mill in South Carolina. These changes were partially offset by the acquisition (net of cash acquired) of Rytec Corporation for approximately $565 million during the third quarter of 2024.

Cash used in financing activities in the first nine months of 2025 was $1.27 billion as compared to $2.60 billion in the first nine months of 2024. The primary uses of cash were repayments of long-term debt of $1.01 billion in the first nine months of 2025 as compared to $5 million in the first nine months of 2024. Additionally, stock repurchases used cash of $600 million in the first nine months of 2025 as compared to $1.90 billion in the first nine months of 2024, a decrease of $1.30 billion. The primary source of cash in the first nine months of 2025 was proceeds from the issuance and sale of long-term debt, net of discount to the public, of $997 million. In the first quarter of 2025, Nucor issued and sold $500 million aggregate principal amount of its 4.650% Notes due 2030 and $500 million aggregate principal amount of its 5.100% Notes due 2035. Net proceeds from the issuance and sale of these Notes were used to redeem all of the outstanding $500 million aggregate principal amount of our 2.000% Notes due 2025 and $500 million aggregate principal amount of our 3.950% Notes due 2025 (collectively, the "2025 Notes") pursuant to the terms of the indenture governing the 2025 Notes.

On March 11, 2025, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.75 billion to $2.25 billion and to extend its maturity date to March 11, 2030. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 4, 2025, the funded debt to total capital ratio was 23.8% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of October 4, 2025.

In September 2025, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.55 per share payable on November 10, 2025 to stockholders of record on September 30, 2025. This dividend is Nucor’s 210th consecutive quarterly cash dividend.

In the third quarter of 2025, the Company decided to no longer pursue a new rebar micro-mill in the Pacific Northwest region. With the recent investments made in the bar group, we believe that we can serve the Western U.S. and Canadian markets from our current footprint with superior cost and supply chain advantages.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2024. There were no interest rate swaps outstanding at October 4, 2025.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At October 4, 2025, accumulated other comprehensive loss, net of income taxes included $1 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at October 4, 2025, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in millions):

Commodity Derivative	10% Change	25% Change
Natural gas	$6	$15
Other commodities	$14	$36

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at October 4, 2025 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 4, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no other proceedings that were pending or contemplated under federal, state or local environmental laws that the Company reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by Nucor as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and which Nucor believes is reasonably designed to result in disclosure of any such proceeding that is material to its business or financial condition).

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended October 4, 2025 was as follows (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 6, 2025 - August 2, 2025	0.5	$139.91	0.5	$539
August 3, 2025 - August 30, 2025	0.1	$138.66	0.1	$524
August 31, 2025 - October 4, 2025	0.1	$144.10	0.1	$506
For the Quarter Ended October 4, 2025	0.7		0.7

(1)
Includes commissions of $0.10 per share.
(2)
On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended October 4, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 4, 2025, filed November 12, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 4, 2025, filed November 12, 2025, formatted in Inline XBRL (included in Exhibit 101 above).

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

Dated: November 12, 2025