Form 10-K
period 2025-12-31
NUCOR CORP
filed 2026-02-25
CIK 73309

K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $31.44 billion based upon the closing sales price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, July 3, 2025.

The number of shares of the registrant’s common stock outstanding as of February 18, 2026 was 227,774,615.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to stockholders for the year ended December 31, 2025, which will be posted to the registrant's website and furnished to the SEC subsequent to the date hereof, are incorporated by reference into Part II of this report to the extent described herein. Portions of the registrant’s definitive proxy statement to be filed with the SEC in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report to the extent described herein.

K

Nucor Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

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

Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products. In 2025, we recycled approximately 20 million gross tons of scrap steel.

Segments, Principal Products Produced, and Markets and Marketing

Nucor reports its results in three segments: steel mills, steel products and raw materials. The steel mills segment is Nucor’s largest segment, representing 62% of the Company’s sales to external customers in the year ended December 31, 2025.

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

We have examined and prioritized growth opportunities across our core steelmaking, steel products and raw materials operations, and we have identified and executed on several acquisitions and investments to expand the products and services we offer beyond our traditional capabilities. We believe that the growth opportunities we are pursuing leverage our core competency as a highly efficient, industrial manufacturer working primarily with steel and steel products.

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

The steel mills segment sells its products primarily to steel service centers, fabricators and manufacturers located throughout the United States, Canada and Mexico. The steel mills segment sold approximately 19,848,000 tons to outside customers in 2025. In 2025, 79% of the shipments made by our steel mills segment were to external customers. The remaining 21% of the steel mills segment’s shipments went to our steel products segment.

•
Bar mills - Nucor has 15 bar mills located across the United States that manufacture a broad range of products, including concrete reinforcing bars, hot-rolled bars, rounds, light shapes, structural angles, channels, wire rod and highway products in carbon and alloy steels. Four of the bar mills have a significant focus on manufacturing SBQ and wire rod products.

Steel produced by our bar mills has a wide usage serving end markets, including the agricultural, automotive, construction, energy, infrastructure, machinery, metal building, railroad, recreational equipment, shipbuilding, heavy truck and trailer market segments. Considering Nucor’s production capabilities and the mix of bar products generally produced and marketed, the capacity of the bar mills is estimated at approximately 9,800,000 tons per year.

Reinforcing and merchant bar steel are sold in standard sizes and grades, which allows us to maintain inventory levels of these products to meet our customers’ expected orders. Our SBQ products are hot-rolled to exacting specifications primarily servicing the automotive, energy, agricultural, heavy equipment and transportation sectors.

In April 2022, Nucor announced that it would build a new rebar micro mill, with spooling capabilities, in Lexington, North Carolina. Construction of the new rebar micro mill is complete and the facility is in the production ramp-up phase. Additionally, Nucor Wire Products Connecticut, Inc. (formerly Nucor Steel Connecticut, Inc.) no longer produces bar products and will be represented in the wire group going forward.

•
Sheet mills - Nucor operates six sheet mills that produce flat-rolled steel for automotive, appliance, construction, pipe and tube and many other industrial and consumer applications. Included in our six sheet mills is California Steel Industries, Inc. ("CSI"), in which Nucor has a 51% controlling ownership position. Considering Nucor’s production capabilities and the mix of flat-rolled products generally produced and marketed, the capacity of the sheet mills is estimated at approximately 14,500,000 tons per year. All of our sheet mills are equipped with galvanizing lines and four of them are equipped with cold rolling mills for further processing of hot-rolled sheet steel.

Nucor produces hot-rolled, cold-rolled and galvanized sheet steel to customers’ specifications. Contract sales within the steel mills segment are most notable in our sheet operations, as it is common for contract sales to account for the majority of sheet sales in a given year. We estimate that approximately 85% of our sheet steel sales in 2025 were to contract customers. These sheet sales contracts are noncancellable agreements that generally incorporate monthly or quarterly price adjustments reflecting changes in the current market-based indices and/or raw material cost, and typically have terms ranging from six to 12 months. The balance of our sheet steel sales were made in the spot market at prevailing prices at the time of sale. The number of tons sold to contract customers at any given time depends on a variety of factors, including our consideration of current and future market conditions, our strategy to appropriately balance spot and contract tons in a manner to meet our customers’ requirements while considering the expected profitability, our desire to sustain a diversified customer base, and our end-use customers’ perceptions about future market conditions.

Nucor owns a 51% controlling economic and voting interest in Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). NJSM is a joint venture with JFE Steel Corporation of Japan that operates a galvanized sheet steel plant in central Mexico with an annual capacity of approximately 400,000 tons, that is expected to supply the country’s automotive market.

In January 2022, Nucor announced it had selected Mason County, West Virginia as the site for its new three-million-ton state-of-the-art sheet mill. When operational, the new mill will be equipped to produce 84-inch sheet products, and among other features, will include a 76-inch tandem cold mill and two galvanizing lines capable of producing advanced high-end automotive and construction grades.

•
Structural mills - Nucor operates two structural mills that produce wide-flange steel beams, pilings and heavy structural steel products for fabricators, construction companies, manufacturers and steel service centers. Nucor owns a 51% interest in Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”) located in Blytheville, Arkansas. Nucor-Yamato is the only North American producer of high-strength, low-alloy beams. Common applications for the high-strength, low-alloy beams include gravity columns for high-rise buildings, long-span trusses for stadiums and convention centers, and for use in all projects where seismic design is a critical factor. The benefits of high-strength, low-alloy beams are increasingly recognized by Nucor’s customers in the construction sector. These include savings in terms of construction time, weight, space, and overall environmental impact. Nucor sells its high-strength, low-alloy beams under the trade name AEOS®.

Nucor also owns a structural mill in Berkeley County, South Carolina. Considering Nucor’s production capabilities and the mix of structural products generally produced and marketed, the capacity of the two structural mills is estimated at approximately 3,300,000 tons per year.

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

•
Vulcraft/Verco – The Vulcraft/Verco group is the nation’s leading producer of open-web steel joists, joist girders and steel decking, which are used primarily for nonresidential building construction. Steel joists and joist girders are produced and marketed throughout the United

States by seven domestic Vulcraft facilities. The Vulcraft/Verco group’s steel decking is produced and marketed throughout the United States by nine domestic plants. Six of these plants are adjacent to Vulcraft joist facilities. The Vulcraft/Verco group also has two plants in Canada—one in Eastern Canada and one in Western Canada—that produce both joist and deck. The annual joist and deck production capacity is approximately 1,300,000 tons.

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

Our Vulcraft/Verco group also manufactures and fabricates steel bar grating products at four of its facilities and serves the new construction and maintenance-related markets. The annual production capacity for our grating business is approximately 50,000 tons.

•
Tubular products – The Nucor Tubular Products (“NTP”) group has seven tubular facilities that are located in close proximity to Nucor’s sheet mills. The NTP group produces HSS steel tubing, mechanical steel tubing, galvanized solar torque tube, piling, sprinkler pipe, heat-treated tubing and electrical conduit. HSS steel tubing, mechanical steel tubing and sprinkler pipe are used in structural and mechanical applications, including nonresidential construction, infrastructure, agricultural, automotive and construction equipment end-use markets. Heat-treated tubing and electrical conduit are primarily used to protect and route electrical wiring in various nonresidential structures such as hospitals, schools, office buildings, data centers, hotels, stadiums and shopping malls. Galvanized solar torque tube is an essential component for ground-mount solar systems. Total annual tubular products capacity is approximately 1,600,000 tons.
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

Reinforcing products are essential to concrete construction. They supply tensile strength, as well as additional compressive strength, and protect concrete from cracking. In many markets, Nucor Rebar Fabrication sells reinforcing products on an installed basis (i.e., Nucor Rebar Fabrication fabricates the reinforcing products for a specific application and performs the installation). Nucor Rebar Fabrication operates nearly 70 fabrication facilities across the United States and Canada, with each facility serving a local market. Total annual rebar fabrication capacity is approximately 1,700,000 tons.

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

•
Insulated metal panels (“IMP”) – We believe the Nucor Insulated Panels Group, which includes industry-leading brands, CENTRIA and Metl-Span, broadens the value-added solutions that the Nucor Buildings group can provide to targeted end markets such as warehousing, distribution and data centers. We expect these end-use markets to continue to grow in the coming years. IMPs facilitate cost-effective climate control in the built environment and reduce energy usage and overall operations related greenhouse gas (“GHG”) emissions for owners and lessees.
•
Racking – Nucor Racking Group (“NRG”) produces and installs standard and custom designed steel racking systems for warehouse applications, including rack supported buildings and warehouses designed to leverage emerging automatic storage and retrieval (ASRS) technology. In April 2024 we acquired Southwest Data Products, Inc. to expand and enhance NRG's ability to serve the rapidly growing data center market with steel racking and other products. NRG's added capabilities now include airflow containment structures, cabinet/enclosures, caging and other products for both new data centers and data center retrofits. NRG now has six primary manufacturing locations and a team of dedicated installers.
•
Door Technologies – The Nucor Door Technologies group includes industry-leading brands C.H.I. Overhead Doors, LLC ("CHI") and Rytec Corporation ("Rytec"). CHI is a leading manufacturer of overhead doors for residential and commercial markets in the United States and Canada. We believe that by leveraging Nucor’s existing sales channels into the broader nonresidential construction market we can facilitate CHI’s continuing growth. CHI has two manufacturing locations.

In July 2024, Nucor acquired Rytec, a manufacturer and seller of high-speed, high-performance commercial doors. We believe adding high-performance doors will create cross selling opportunities with other Nucor businesses. Rytec has two manufacturing facilities.

•
Towers & Structures – Nucor Towers & Structures (“NTS”), a division created in 2022 following the acquisition of Summit Utility Structures LLC and a related company, Sovereign Steel Manufacturing LLC, produces steel poles and other steel structures for utility infrastructure.

In 2023, Nucor announced it would build new manufacturing locations to expand the nationwide footprint of NTS. Those new facilities are located adjacent to Nucor's existing steel mills in Decatur, Alabama and Crawfordsville, Indiana. In 2024, Nucor announced an additional NTS location to be built in Brigham City, Utah.

Construction is complete at the Decatur, Alabama facility and is in the production ramp-up phase. Construction is ongoing at both the Crawfordsville, Indiana and Brigham City, Utah facilities, with Crawfordsville planned to be completed in 2026 and Brigham City planned to be completed in 2027.

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

•
Cold finish - Nucor Cold Finish (“NCF”) is the largest and most diversified producer of cold finished bar products for a wide range of industrial markets in North America, with assets in Canada, Mexico and throughout the United States. The total capacity of the Nucor cold finished bar and wire facilities is approximately 1,000,000 tons per year.

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

•
Steel mesh, wire and fasteners – Nucor produces mesh at Nucor Wire Products Utah and in Canada at Laurel Steel. Nucor produces wire at Nucor Wire Products Connecticut, Inc. and Nucor Wire Products Utah.

Nucor Fastener’s bolt-making facility in Indiana produces carbon and alloy steel hex head cap screws, hex bolts, structural bolts, nuts and washers, finished hex nuts and custom-engineered fasteners. Nucor fasteners are used in a broad range of markets, including automotive, machine tool, farm implement, construction and military applications.

Raw materials segment

In the raw materials segment, Nucor produces direct reduced iron ("DRI") and, through The David J. Joseph Company and its affiliates ("DJJ"), brokers ferrous and non-ferrous metals, pig iron, hot briquetted iron and DRI; supplies ferro-alloys; and processes ferrous and non-ferrous scrap metal. The raw materials segment also includes our natural gas production operations and our industrial gas business, Universal Industrial Gases. Nucor’s raw materials investments are focused on creating an advantage for its steelmaking operations, through a global information network and a multi-pronged and flexible approach to raw materials supply.

•
Scrap recycling and brokerage operations - DJJ operates six regional scrap recycling companies across the United States that together have shredders capable of processing approximately 6,800,000 tons of ferrous scrap annually. DJJ’s scrap recycling operations use expertise and technology to maximize metal recovery and minimize waste.

DJJ is the leading broker of ferrous scrap in North America and is a global trader of scrap metal, pig iron and other metallics. In addition to sourcing steel scrap for Nucor’s mills, DJJ is a global trader of ferro-alloys and non-ferrous metals. DJJ’s logistics team owns and operates one of the largest independent fleets of railcars in the United States dedicated to the movement of scrap and steel and also offers railcar leasing and railcar fleet management services.

Our primary external customers for ferrous scrap are EAF steel mills and foundries that use ferrous scrap as a raw material in their manufacturing process. External customers purchasing non-ferrous scrap metal include aluminum can producers, secondary aluminum smelters, steel mills, and other processors and consumers of various non-ferrous metals. We market scrap metal products and related services to our external customers through in-house sales forces. In 2025, approximately 7% of the ferrous and non-ferrous metals and scrap substitute tons we brokered and processed were sold to external customers. We consumed the balance in our steel mills.

•
Direct reduced iron operations - DRI is a substitute material for high-quality grades of scrap and pig iron. Nucor operates two DRI plants which supplied approximately 3,300,000 metric tons of material with world-class metallization rates and carbon content to our steel mills in 2025. Nucor’s wholly owned subsidiary, Nu-Iron Unlimited, is located in Trinidad and benefits from a low-cost supply of natural gas and favorable logistics for inbound iron ore and shipment of DRI to the United States. Nucor’s second DRI plant in Louisiana also benefits from favorable logistics and proximity to its steel mill customers.

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

•
Process Gases – Universal Industrial Gases provides the capability to build and operate our own air separation units to serve our steel mills, providing us with an alternative to long-term service contracts with outside providers. Where economies of scale and regional market conditions warrant, we can also sell excess output from these plants on a merchant basis. As of December 31, 2025, Nucor had 10 industrial gas plants operating, and six others at various stages of commissioning, construction, or planning.

Customers and Markets

We have a diverse customer base and are not dependent on any single customer. Our largest single customer in 2025 represented approximately 5% of sales and consistently pays within terms. Our steel mills use a significant portion of the products of the raw materials segment while our steel products segment uses approximately 21% of our steel mills' output.

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

We have developed branded product lines and other advantages conferred by our specialized capabilities:

•
Our AEOS® line of high-strength, low-alloy steel beams is one such example. Nucor’s customers in the construction sector increasingly recognize the benefits of AEOS® steel products. These include savings in terms of construction time, weight, space and overall environmental impact.

•
Our ECONIQTM line of net-zero carbon steel is another example. We launched the ECONIQTM brand during 2021 and continue to find interest from customers in both the automotive and construction end-use markets. These are the two largest end-use markets for steel in the United States.

•
Our ELCYON® line of sustainable heavy gauge steel plate product will be made specifically for wind energy producers. We launched the ELYCON® brand in January 2023 and plan to manufacture this product at our new plate mill in Brandenburg, Kentucky.

We have also invested in people and processes to organize more of our commercial activities around large customers and end-use markets. We have developed dedicated teams tasked with developing relationships and educating decision makers in these sectors.

General Development of Our Business in Recent Years

Consistent with our strategy to Grow the Core, Expand Beyond and Live our Culture, Nucor has invested significant capital in recent years to expand our product portfolio to include more value-added steel mill products and capabilities, improve our cost structure, enhance our operational flexibility and increase our exposure to markets with attractive growth prospects, such as data centers and renewable energy. These investments totaled approximately $9.73 billion over the last three years, with approximately 91% going to capital expenditures and the remainder going to acquisitions. We believe that these investments will help us deliver higher returns on invested capital and long-term growth. Further, we believe shifting our product mix to a greater proportion of value-added products will make our overall business less volatile.

In our steel mills segment, Nucor has initiated several new capital projects in recent years to support our expansion of value-added product offerings and cost-reduction strategies.

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

The West Virginia sheet mill is expected to have an annual production capacity of approximately 3,000,000 tons. The new mill will be equipped to produce 84-inch sheet products, and among other features, will include a 76-inch tandem cold mill and two galvanizing lines. Galvanizing capabilities will include an advanced automotive line with full inspection capabilities as well as a construction-grade line. In addition to its advanced capabilities and strategic location, the new greenfield mill’s product mix is anticipated to have a significantly lower GHG intensity than blast furnace based competitors who have historically supplied the region.

•
In April 2022, Nucor announced that it would build a new rebar micro mill, with spooling capabilities, in Lexington, North Carolina. This is Nucor's third rebar micro mill, joining its other micro mills in Missouri and Florida. We expect this $440 million investment to have an annual capacity of approximately 430,000 tons. Construction of the new rebar micro mill was completed in 2025 and the facility is currently in the production ramp-up phase.

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

•
In April 2024, Nucor acquired Southwest Data Products, Inc. ("SWDP"), a manufacturer and installer of data center infrastructure for $115 million. SWDP provides Nucor with expanded capabilities in airflow containment structures, as well as new product capabilities that include manufacturing cabinets/enclosures and caging for data centers and installation services. SWDP combined with Nucor's steel racking business to form NRG.
•
In July 2024, Nucor acquired Rytec, a manufacturer and seller of high-speed, high-performance commercial doors, for $565 million. We believe the combination of Rytec and CHI will create an overhead door platform designed to deliver superior product breadth and solutions to Nucor's commercial customers.

Capital Allocation Strategy

We continue to have a balanced capital allocation framework with three primary aspects:

•
Investing in our business for profitable long-term growth through our multi-pronged strategy of optimizing existing operations, greenfield expansions and acquisitions.
•
Returning capital to our stockholders through cash dividends and share repurchases.

Nucor has paid $1.55 billion in dividends to its stockholders during the past three years. That dividend payout represents 11% of cash flows from operations during that three-year period. The Company repurchased $700 million of its common stock in 2025 ($2.22 billion in 2024 and $1.55 billion in 2023).

We intend to return at least 40% of our net income to stockholders over time via a combination of both cash dividends and share repurchases. Over the past three years, we have returned approximately 73% of our net income in this manner.

•
Maintaining a strong balance sheet, with relatively low financial leverage, as measured in terms of funded debt to total capital, as well as ample liquidity.

At year-end 2025, our debt to total capital was approximately 24% and we had cash and cash equivalents and short-term investments on hand of $2.70 billion. At the end of 2025, Nucor had the strongest credit ratings in the North American steel sector (A-/A-/A3) with stable outlooks at Standard & Poor’s, Fitch Ratings and Moody’s, respectively.

Competition

We compete in a variety of steel and metal markets, including markets for finished steel products, unfinished steel products and raw materials. These markets are highly competitive with many domestic and foreign firms participating, and, as a result of this highly competitive environment, we find that we primarily compete on price and service.

In our steel mills segment, our EAF steel mills face many different forms of competition, including domestic integrated steel producers (who use iron ore converted into liquid form in a blast furnace as their basic raw material instead of scrap steel), other domestic EAF steel mills, steel imports and alternative materials. Large domestic integrated steel producers have the ability to manufacture a variety of products but are often burdened with higher capital and fixed operating costs. EAF-based steel producers, such as Nucor, are more sensitive to increases in scrap prices but tend to have lower capital and fixed operating costs compared with large integrated steel producers. EAF-based steel producers also typically emit fewer GHGs per ton of steel produced than integrated steel producers.

Fluctuations in the supply of steel from non-U.S. competitors are a source of significant volatility in our primary markets. In 2025, vigorous enforcement of U.S. trade remedy laws and the full reinstatement of the Section 232 steel tariffs without exemptions or exclusions resulted in a lower volume of steel imports compared to 2024. Imports of finished carbon and alloy steel products decreased 17.4% from 2024, supplying approximately 18% of U.S. demand in 2025.

The strength and size of the U.S. economy make the United States an attractive market to our foreign competitors. Many of these non-U.S.-based competitors operate in non-market economies and are often state subsidized or state owned, such that employment stability or other concerns take priority over the need to generate returns on their capital. They can receive support in the form of direct subsidies, low-cost energy, labor, raw material and capital. They also often face less stringent environmental and safety regulations and can benefit from an artificially low exchange rate relative to the U.S. dollar.

Many Chinese steel producers receive these kinds of support and China continues to be the largest steel producing country. In 2025, despite a continuing downturn in its property market and lower domestic demand, China still produced more than one billion net tons of steel, accounting for approximately 53% of all steel produced globally. To offset weak domestic consumption, China exported a record 131 million net tons in 2025, dampening steel prices in markets around the world.

Trade remedies implemented by the U.S. International Trade Commission, (the "USITC”) such as antidumping duties ("AD") and countervailing duties ("CVD") and similar measures play a key role in allowing the American steel industry to compete on a level playing field against unfairly traded imports. There are currently 142 AD/CVD orders in place on core steel product lines made by Nucor, and sunset reviews are typically held with respect to specific exporters and products every five years.

During 2025, the U.S. Department of Commerce and the USITC made important rulings regarding unfairly traded imports of corrosion-resistant steel and rebar. The U.S. government kept in place duty orders on large diameter welded pipe from Japan and wire rod imports from China as the result of sunset reviews.

Circumvention of trade duties also continues to pose a threat. Besides producing over a billion net tons of steel in its own country, China continues to invest heavily in steel production in other countries to avoid being subject to trade duties on exports to the U.S. market. Most of the investment being done by Chinese state-owned companies outside of the country’s borders is occurring in other Southeast Asia countries and Africa.

After recent years of weakened effectiveness due to country exemptions and product exclusions, the Section 232 steel tariffs were fully reinstated in 2025 without exceptions or exclusions, and were broadened to cover approximately 600 fabricated steel products. These comprehensive tariffs have been more effective in combating circumvention behaviors and keeping unfairly traded imports out of the U.S. market.

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

Backlog

In the steel mills segment, Nucor’s backlog of orders was approximately $3.35 billion and $2.13 billion at December 31, 2025 and 2024, respectively. Order backlog for the steel mills segment includes only orders from external customers and excludes orders from other Nucor businesses. Nucor’s backlog of orders in the steel products segment was approximately $4.46 billion and $4.02 billion at December 31, 2025 and 2024, respectively. The majority of these orders are expected to be filled within one year. Order backlog within our raw materials segment is not meaningful because the vast majority of the raw materials that segment produces are used internally.

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

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average cost of scrap and scrap substitutes used in our steel mills segment remained relatively stable from $394 per gross ton used in 2024 to $392 per gross ton used in 2025. On average, it takes approximately 1.1 tons of scrap and scrap substitutes to produce one ton of steel. We employ variable steel pricing mechanisms so that we are better able to maintain operating margins and meet our customer commitments as scrap and scrap substitute costs fluctuate.

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

We purchase pig iron as needed primarily from overseas sources. We received over 2,000,000 gross tons of pig iron in 2025. Our DRI plants in Trinidad and Louisiana supplied approximately 3,370,000 metric tons of DRI to our steel mills in 2025. The primary raw material for our DRI facilities is pelletized iron ore, which we purchase from various international suppliers.

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

Our steelmaking operations utilize EAFs for 100% of their production. The total energy consumed by Nucor includes electricity, natural gas, and other carbon raw material inputs. For the scrap melting process, electricity is the primary energy source, with natural gas combustion serving as the fuel for reheat furnaces and other pre-heating operations. Our DRI facilities in Trinidad and Louisiana are also large consumers of natural gas.

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

Reducing GHG Emissions

While steel is widely understood to be essential in any modern economy, and is increasingly seen as a critical material for addressing challenges associated with climate change, the sector also has received increased attention for its GHG emissions and their potential contribution to climate change.

As the leading U.S. supplier of numerous essential steel products using primarily recycled ferrous scrap metal, we believe we are in a competitively advantageous position. Our circular production process has approximately one-third the GHG emissions intensity of the average extractive steelmaking process using a blast furnace and basic oxygen furnace.

In addition, we are committed to further reducing our GHG footprint over time. After announcing our net-zero, science-based GHG targets for 2050 and our interim emissions-reduction target for 2030, we achieved third-party certification of these targets in December 2024. Our GHG intensity targets are defined in accordance with the Global Steel Climate Council’s (GSCC) Steel Climate Standard and have been verified to conform with the emissions-reduction glidepath required to achieve the Paris Climate Agreement’s 1.5°C goal by 2050.

Nucor’s net-zero 2050 and interim 2030 targets include scopes 1, 2 and 3 emissions from the production of hot rolled steel as defined by the GSCC, making Nucor the first diversified steelmaker in the United States to set GHG reduction targets encompassing all three scopes. In December 2025, Nucor set an industry record achieving GSCC product-level certification for 12 steel mills covering 22 products.

We plan to achieve our decarbonization goals by procuring clean electricity, deploying carbon capture and sequestration where practical, and developing near-zero GHG ironmaking technologies, as well as through the development and deployment of technologies enabling us to reduce our consumption of injection and charge carbon and natural gas.

Clean Electricity Initiatives

GHG emissions associated with our consumption of electrical power constitute approximately 30% of our current footprint.

We have invested in companies developing next generation nuclear power technologies, and are exploring ways in which we can work with these companies and with our electric utility partners to accelerate deployment of these and other clean energy technologies on the regional power grids serving our operations as they mature and become scalable.

Currently, we are a party to two Power Purchase Agreements (“PPAs”). Under these PPAs, we have agreed to purchase for a fixed price output from one solar and one wind project in the United States. The PPAs are structured for monthly financial settlement. We have undertaken these initiatives to support the ongoing diversification of generation technologies on the U.S. power grid. As part of these arrangements, we will also receive Renewable Energy Credits (“RECs”) commensurate with the renewable power we purchase. These RECs can be applied against a portion of our GHG emissions, enabling us to receive credit for reducing them. The pay-fixed, receive-floating nature of these arrangements also offsets a portion of our exposure to higher prices for electricity over the life of the contract.

In collaboration with our electric utility partner, we evaluated opportunities to deploy battery storage and solar generation in support of the expansion at our Kingman, Arizona bar mill. In 2025, we contracted with a third party to install and operate a 50 MW onsite battery energy storage system which became operational in the fourth quarter of 2025. The Kingman site will also host a 25 MW solar project, with construction planned for 2026. The goal of combining the two systems is to provide our Kingman division with access to reliable power for years to come.

Carbon Capture and Sequestration (CCS) Activity

In 2023, we signed an agreement with ExxonMobil Corporation ("ExxonMobil") to capture, transport, and inject carbon from our DRI plant in Convent, Louisiana. ExxonMobil will capture between 600,000 and 800,000 metric tons per year of CO2 from our DRI plant. We expect start-up in late 2026. ExxonMobil will receive the related tax credits and pay Nucor a fee for each ton of CO2 supplied.

Near-Zero Ironmaking

We have invested in Electra, a company that is working to develop and scale a process to produce carbon-free iron that can be used to make steel. Electra’s technology relies on intermittent electrical energy to refine low-grade iron ores through electrochemical and hydrometallurgical processes. Electra’s process operates at 60°C and removes critical impurities from low-grade ores to produce high purity iron that can be charged directly into EAF steelmaking. Electra is still in the startup phase to scale this technology.

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

Government Regulations

Our business operations are subject to numerous federal, state and local laws and regulations, the most significant of which are intended to protect our teammates and the environment. Due to the nature of the steel industry, we are subject to substantial regulations related to safety in the workplace. In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal health and safety regulations and environmental regulations, the most significant of which are enforced by the Occupational Safety and Health Administration (“OSHA”) and the U.S. Environmental Protection Agency (the "EPA"). Safety and environmental stewardship are important values to Nucor. We expect that capital expenditures we will direct toward our efforts in these areas will total approximately $250 million in 2026.

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

The principal federal environmental laws that regulate our business include the Clean Air Act (the “CAA”), which regulates air emissions; the Clean Water Act (the “CWA”), which regulates water withdrawals and discharges; the Resource Conservation and Recovery Act (the “RCRA”), which addresses solid and hazardous waste treatment, storage and disposal; and the Comprehensive Environmental Response, Compensation and Liability Act ( the “CERCLA”), which governs releases of hazardous substances, and remediation of contaminated sites. Our operations are also subject to state and local environmental laws and regulations.

As it relates to air emission rates, EAFs are the most efficient and one of the cleanest steel making processes commercially available today. In comparison to blast furnaces, EAF emissions of sulfur oxides, particulate matter and GHGs per ton of steel are significantly less than the extractive steelmaking process utilizing a blast furnace and basic oxygen furnace. Operating EAFs instead of blast furnaces is a proven air quality improvement strategy.

The process of melting scrap metal to make steel generates particulate matter emissions that include contaminants such as paint, zinc, lead, and other metals. Each of our steel mills operates air pollution control devices (baghouses) to collect and capture these particulate matter emissions (“EAF dust”) from the steelmaking process. Initially, the particulate matter captured and collected is classified as hazardous waste under the RCRA. However, Nucor sends all but a small fraction of the EAF dust it collects to recycling facilities that recover zinc, lead and other valuable metals from this dust.

In addition to recycling EAF dust, Nucor mills beneficially reuse steel slag in road materials as a granular base, embankments, engineered fill, highway shoulders, and hot mix asphalt pavement. The physical, chemical, mechanical and thermal properties of steel slag provide a vital resource for construction companies and activities. We take considerable pride in all of our recycling efforts.

Not only does the RCRA establish standards for the management of solid and hazardous wastes, the RCRA also addresses the environmental impact of contamination from past waste disposal activities and from recycling and storage of most wastes. When the EPA determines that properties are contaminated, Nucor quickly evaluates such claims and, if Nucor is determined to be responsible, we do our part to remediate our share of such issues. Nucor believes all identified liabilities under the RCRA are either currently being resolved or have been fully resolved.

Nucor regularly evaluates these types of potential liabilities and, if appropriate, maintains reserves appropriate to remediate the identified liabilities. Under the RCRA, private citizens may also bring an action against the operator of a regulated facility for potential damages and payment of cleanup costs. Nucor believes that its system of internal evaluation and due diligence provides reasonable assurance as to these types of potential liabilities so that compliance with these regulations will not have a material adverse effect on our results of operations, financial condition or cash flow.

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

Capital expenditures at our existing facilities that are associated with environmental regulation compliance for 2026 and 2027 are estimated to be less than $100 million per year.

Human Capital Resources

We employ approximately 33,000 teammates. The vast majority of them are not represented by unions and are based in the United States, where most of our operations are located.

Nucor’s Culture

We consider our teammates the most important part of Nucor, as they are the true source of our competitive advantage. We believe that our culture, and the encouragement that we provide our teammates, will enable us to deliver on our mission to “Grow the Core; Expand Beyond; and Live Our Culture.”

While our business strategy shapes "what we do", our culture shapes "how" we go about doing it. We believe that consistent adherence to the key tenets of our culture — safety, integrity, trust, innovation, open communication, teamwork, inclusion, courage, can-do attitude and ownership — is a powerful differentiator for Nucor, enabling us to attract and retain talent, and to position the Company favorably for value-creating growth.

THE NUCOR WAY

SAFETY

INTEGRITY

TRUST

INNOVATION

OPEN COMMUNICATION

TEAMWORK

INCLUSION

COURAGE

CAN-DO ATTITUDE

OWNERSHIP

CULTURAL VALUES

NUCOR®

Safety

Nucor’s most important value is our teammates’ well-being and safety, and it is our goal to become the safest steel company in the world. Our foremost responsibility is to work safely, which requires our teammates to identify unsafe conditions and activities and mitigate these hazards. In recent years, we have built a broader safety leadership team dedicated to discovering, developing and sharing technology and best practices across the organization.

We will continue working to eliminate exposures that can lead to injury and encourage our teammates to share their ideas for safety improvement.

Two key metrics Nucor uses to measure safety are: the Injury/Illness Rate and Days Away, Restricted and Transfer (“DART”) Case Rate.

•
Nucor calculates the annual Injury/Illness Rate by dividing the number of work-related injuries and illnesses by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year. In 2025, we achieved an annual Injury/Illness Rate of 0.71, the lowest injury and illness rate in our history, marking the eighth consecutive year of improvement.
•
Nucor uses the DART Case Rate to assess and manage the risk of serious injury in the workplace. Nucor calculates the annual DART Case Rate by dividing the number of cases resulting in days away from work, restricted work activity and/or job transfers by the total number of hours worked by all Nucor teammates in a given year, and then multiplying the resulting percentage by 200,000, the equivalent of 100 full-time employees working 40 hours per week, 50 weeks per year. In 2025, we achieved an annual DART Case Rate of 0.30, which was a 27% improvement over the prior year period.

Since 1998, Nucor has used the President’s Safety Award to recognize divisions that achieve strong records of safety performance based on objective metrics. The President’s Safety Award has the following three levels: Platinum, which is awarded to divisions with zero recordable illnesses or injuries; Gold, which is awarded to divisions that have an Illness/Injury Rate below 0.6 and a DART Case Rate below one-third of the national average for their NAICS code; and Silver, which is awarded to divisions that achieve one-third the national average on Illness/Injury Rate and DART Case Rate. In 2025, 21 divisions achieved the Platinum level award, 25 divisions achieved the Gold level award and 26 divisions achieved the Silver level award. Nucor also has 26 OSHA Voluntary Protection Program Sites, OSHA’s highest level of recognition.

In 2020, the Company introduced the Nucor President’s Safety Cup to foster more safety benchmarking throughout the Company. The President’s Safety Cup is an additional annual award that is presented to the region that has the best safety record across all of Nucor. Not only does this reward a facility for exceeding their individual safety goals, but it encourages our teams to innovate and to share ideas and improve safety across operating divisions. The President’s Safety Cup trophy travels among the mills and divisions that make up the winning region.

We believe, however, that safety is about more than just avoiding injuries. At Nucor, safety means what we call “whole person safety”. We want to make sure our teammates feel safe, welcome and valued when they come to work each day. We are accelerating our efforts with the objective of ensuring that each teammate feels a sense of belonging at Nucor. By creating an inclusive workplace, we believe we will attract top talent, foster innovation, increase a sense of empowerment and make Nucor a stronger company.

Recruiting, Retention and Development

Our focus on inclusiveness as supportive of our culture, and the competitive advantage we derive from it, has led us to grow more intentional in our efforts to discover, recruit, retain and develop the best talent available.

Our initiatives are focused on embracing differences and building an environment of mutual respect while providing opportunities for personal and professional growth for all teammates. By prioritizing diversity of thought, background and experience, Nucor strives to reinforce our culture to drive innovation, strengthen collaboration and deliver exceptional results.

In 2024, we introduced “Assemble, Unlock and Win” ("AUW") in an effort to ensure continued success in recruiting, retaining, and developing our team, and to more explicitly connect these activities to our mission and culture. AUW’s core elements include:

•
Assemble a diverse team positioned to lead our Company into the future.
o
Attract a broad and diverse talent pool.
o
Seek the skills, experience and leadership needed to win.
o
Retain our teammates through a sense of belonging.
o
Represent and connect to the communities where we live.
•
Unlock each teammate’s full potential.
o
Foster an inclusive environment where every teammate is visible, connected, and supported.
o
Advocate for all and ensure whole person safety of our team.
o
Develop each teammate to empower their unique potential.
o
Connect with every teammate through curiosity and open communication.
•
Win together.
o
Amplify the competitive advantage of our team and our culture.
o
Fuel innovation, creativity and solutions through diversity.
o
Deliver on the demand for talent.
o
Exceed expectations for our team, communities, customers and stockholders.

Ownership

Another Nucor core value is ownership. By recruiting and empowering entrepreneurial teammates, our goal is to foster a competitive mindset, along with a strong sense of personal responsibility and a culture of accountability and belonging.

We believe that our streamlined organizational structure reinforces this ownership aspect of our culture by allowing our teammates to make quick decisions and innovate to win. Our organization is highly decentralized, with most day-to-day operating decisions made by our division general managers and their teams. Approximately 200 teammates work in our principal executive offices in Charlotte, North Carolina.

Our operations are also highly automated, allowing us to achieve industry-leading productivity and improve safety outcomes while providing our teammates with compensation that we believe is highly competitive compared to businesses in our industry.

Our compensation policies are structured to reinforce and reward an ownership mentality among our teammates, so that they are incentivized to drive results and contribute to our success. Put simply, at Nucor, we believe in “Pay-for-Performance.” Nucor teammates typically earn a significant part of their compensation based on their productivity. Production teammates work under group incentives that provide increased earnings for increased production. This additional incentive compensation is paid weekly in most cases. Nucor has also historically contributed 10% of earnings before federal taxes to a profit-sharing plan for most teammates below the officer level.

Monitoring and Measuring

Teammate input is essential for us to sustain our culture of empowered teammates enabling efficient operational decisions. Aside from our practice of everyday open communication, to maintain and build trust, we periodically ask our teammates to formally provide feedback. Since 1986, our teammates have completed a comprehensive survey providing feedback on a range of topics, including matters relating to the effectiveness of our culture. We view the survey as an important tool in continually improving our company and ensuring our teammates remain engaged and satisfied. This survey is conducted every three years, the last of which was conducted during the third quarter of 2025.

In this most recent survey, we had a 93% participation rate and teammate satisfaction with Nucor as a place to work remained high at 85%. The overwhelming majority of responses continue to register as positive or neutral, with less than 10% registering as negative. We are absorbing the key learnings from the survey to inform how we can further improve our overall talent strategy.

Policies

Nucor has a long history of conducting our businesses in a manner consistent with high standards of social responsibility. We have adopted a comprehensive Human Rights Policy, which operates in conjunction with many other Nucor policies related to ethical conduct and human rights, including our Health and Safety Policy, Standards of Business Conduct and Ethics, Code of Ethics for Senior Financial Professionals, Supplier Code of Conduct and Policy on Eliminating Forced Labor from our Supply Chain.

More information about these and other relevant policies can be found at www.nucor.com/esg.

Available Information

Nucor’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, as well as proxy statements and other information, are available on our website at www.nucor.com, as soon as reasonably practicable after Nucor files these documents electronically with, or furnishes them to, the U.S. Securities and Exchange Commission (the “SEC”). These filings are also available on the SEC's website at www.sec.gov.

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

Item 1A. Risk Factors

Many of the factors that affect our business and operations involve risk and uncertainty. The factors described below are some of the risks that could materially negatively affect our business, results of operations, financial condition and cash flows.

Industry Specific Risk Factors

Overcapacity in the global steel industry could increase the level of steel imports into the United States, which may negatively affect our business, results of operations, financial condition and cash flows.

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry. The Organisation for Economic Co-operation and Development (the “OECD”) has estimated global steel production overcapacity to be approximately 704 million net tons in 2025. This level of excess capacity is eight times the current annual steel production in the United States. China continues to be a significant contributor to excess steelmaking capacity, producing more than one billion net tons of steel in each of the past eight years, despite experiencing slower economic growth. Chinese steel producers are also investing in new steelmaking capacity in several countries in southeast Asia and Africa. As a result, the OECD projects that excess global steel capacity could increase nearly 20% to an estimated 795 million net tons by 2027.

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

After recent years of weakened effectiveness due to country exemptions and product exclusions, steel tariffs first imposed in 2018 under Section 232 of the Trade Expansion Act were fully reinstated in 2025 without exceptions or exclusions, and were broadened to cover approximately 600 fabricated steel products. These comprehensive tariffs have been more effective in combating circumvention behaviors and keeping unfairly traded imports out of the U.S. market. There can be no assurance as to when or if the Section 232 or other import tariffs, quotas or other duties may be enacted, enforced, extended, modified or terminated in the future. If the Section 232 or other import tariffs, quotas or duties expire or if others are further relaxed or repealed, or if relatively higher U.S. steel prices or a stronger U.S. dollar make it attractive for foreign steelmakers to export their steel products to the United States, despite the presence of import tariffs, quotas or duties, the resurgence of substantial imports of foreign steel could create downward pressure on U.S. steel prices.

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

Our business requires substantial expenditures for routine maintenance and to remain competitive. For the three-year period ended December 31, 2025, our total capital expenditures were approximately $8.90 billion. In the last three years we announced various substantial capital projects that we expect will increase production capacity, increase the efficiency of our operations and enhance our product offerings. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financings and any contingencies, will be financed by internally generated funds, short-term commercial paper issuances, offerings of our debt securities or from borrowings under our $2.25 billion unsecured revolving credit facility, we cannot guarantee that this will be the case. Additional acquisitions, increases in interest rates or unforeseen events could require financing from additional sources.

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

Our operations are subject to numerous federal, state and local laws and regulations relating to the protection of the environment, and, accordingly, we make provision in our financial statements for the estimated costs of compliance. There are inherent uncertainties in these estimates. Most notably, the uncertainty of policies, enforcement priorities, legislation and international regulations related to climate change mitigation strategies pose the greatest risk.

As a carbon steel producer, Nucor could be increasingly affected both directly and indirectly by new or changing carbon policy decisions and mandates. Carbon is an essential raw material in Nucor’s steel production processes. Furthermore, Nucor steel mills use significant amounts of electricity as 100% of our mills utilize EAF technology for our steel melting operations and the decarbonization of electricity generation may lead to high power costs and uncertainty in reliability. Significant changes to the regional power grids serving our steel mills and/or new rulemaking or legislation affecting the operation of these power grids may negatively affect our business, results of operations, financial condition and cash flows.

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

In addition to the above-mentioned statutes, revisions to National Ambient Air Quality Standards ("NAAQS"), including the implementation actions/decisions of environmental agencies, could make it significantly more difficult to obtain construction permits and permits to expand existing operations. Resulting cancellations, delays or unanticipated costs to these projects could negatively impact our ability to generate expected returns on our investments. Emission reductions for existing operations due to a NAAQS revision may also be required. These regulations can also increase our cost of energy, primarily electricity, which we use extensively in the steelmaking process. We may in the future incur substantially increased costs complying with such regulations, particularly if federal regulatory agencies were to change their enforcement posture with respect to such regulations.

Emerging customer preferences for greater product transparency and less GHG intensive materials may put us at a competitive disadvantage as a carbon steel producer.

The federal government and numerous states are considering establishing, or have already established, requirements for Environmental Product Declarations (“EPDs”) so that consumers may more readily evaluate the environmental impacts of products. California has enacted the “Buy Clean California Act” and California has also established Global Warming Potential benchmarks through EPDs for certain materials, including certain steel products. EPD legislation has caused Nucor to incur additional costs and has the potential to put Nucor and its customers at a disadvantage to foreign competitors unless standardized mechanisms are used to fully evaluate and track products produced by foreign producers.

General Risk Factors

We are subject to information technology and cybersecurity threats which could have an adverse effect on our business and results of operations.

We utilize various information technology systems to efficiently address business functions ranging from the operation of our production equipment to administrative computation to the storage of data such as intellectual property and proprietary business information. We also utilize third-party service providers for certain information technology services that are important to our operations. We continuously evaluate our cybersecurity systems and practices, assess potential threats, and improve our information technology networks, policies and procedures to address potential vulnerabilities. Despite efforts to assure secure and uninterrupted operations, threats from increasingly sophisticated cyberattacks or system failures could result in materially adverse operational disruptions or security breaches of our systems or those of our third-party service providers. These risks could result in disclosure or destruction of key proprietary information or personal data or reputational damage, theft of assets or trade secrets, or could adversely affect our ability to physically produce or transport steel, resulting in lost revenues, as well as delays in reporting our financial results. We also could be required to spend significant financial and other resources to remedy the damage caused by a cybersecurity breach, including to repair or replace networks and information technology systems. We may also contend with potential liability for stolen information, increased cybersecurity protection costs, litigation expense and increased insurance premiums.

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

Certain of our businesses and investments are located outside of the United States, in Canada, Mexico and in emerging markets. There are a number of risks inherent in doing business in or sourcing raw materials from such markets. These risks include, but are not limited to: unfavorable political or economic factors; local labor and social issues; changes in regulatory requirements; fluctuations in foreign currency exchange rates, interest rates and inflation; and complex foreign laws, treaties including tax laws, and the Foreign Corrupt Practices Act of 1977. These risks could restrict our ability to operate our international businesses profitably and therefore have a negative impact on our results of operations and financial condition. In addition, our reported results of operations and financial position could also be negatively affected by exchange rates when the activities and balances of our foreign operations are translated into U.S. dollars for financial reporting purposes.

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

We spend substantial resources ensuring that we comply with domestic and foreign regulations, contractual obligations and other legal standards. Notwithstanding this, we are subject to a variety of legal proceedings and legal compliance risks in respect of various issues, including regulatory, safety, environmental, employment, transportation, intellectual property, contractual, import/export, international trade and governmental matters that arise in the course of our business and in our industry. For information regarding our current significant legal proceedings, see “Item 3. Legal Proceedings.” A negative outcome in an unusual or significant legal proceeding or compliance investigation could adversely affect our results of operations and financial condition. While we believe that we have adopted appropriate risk management and compliance programs, the nature of our operations means that legal compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

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

Integrated Overall Risk Management

Assessing, identifying, and managing cybersecurity-related risks is integrated into our overall risk management framework. The Company conducts an annual cybersecurity risk assessment and reports the most significant risks and associated planned mitigation strategies to the Audit Committee of the Board of Directors. The annual risk assessment is carried out under the supervision of the Executive Vice President of Business Services, the President of Corporate Legal Affairs and General Counsel, the President of Nucor Business Technology, the Cybersecurity Director, and the Vice President and Corporate Controller. See “Governance” below. The Board also regularly receives focused presentations regarding cybersecurity risks from the Company’s Cybersecurity Director.

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

Management’s Role in Cybersecurity Risk Management

A division of the Company known as Nucor Business Technology, or NBT, is responsible for the Company’s information technology needs, including cybersecurity risk assessment and management. NBT’s cybersecurity function is led by the Cybersecurity Director, who reports to the President of NBT, who in turn reports to the Executive Vice President of Strategy, the President and Chief Operating Officer

and the Chair and Chief Executive Officer. The current Cybersecurity Director has more than 20 years of experience in the cybersecurity field and has broad expertise in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, and incident response.

The Company also has a Risk Committee composed of the following members of the Company’s management:

•
Executive Vice President of Business Services
•
President of Corporate Legal Affairs and General Counsel
•
President of Nucor Business Technology
•
Cybersecurity Director
•
Vice President and Corporate Controller
•
General Manager of Internal Audit
•
General Manager of Legal Compliance and Assistant Corporate Secretary
•
Manager of External Reporting

The Risk Committee is responsible for overseeing the Company’s response to cybersecurity incidents. The Risk Committee and the Chair and Chief Executive Officer inform the Audit Committee and the Board of Directors on cybersecurity risks.

Monitoring of Cybersecurity Incidents

The Cybersecurity Director implements and oversees our processes for regularly monitoring our information systems. This includes security measures and regular audits to identify potential issues. In the event of a cybersecurity incident, we have an established incident response plan that requires prompt notification of the Cybersecurity Director or their designee, who in turn oversees our assessment of and response to the incident. The Cybersecurity Director is also responsible for informing the Risk Committee of cybersecurity incidents, which in turn has a detailed process for assessing the impacts of incidents and monitoring the Company’s mitigation and remediation efforts. Depending on the nature of the incident, this process also provides for escalating notification to senior executives, including the Chair and Chief Executive Officer, the Executive Vice President of Business Services and the Board of Directors.

Item 2. Properties.

We own most of our principal operating facilities. These facilities, by segment, are as follows:

Location	Approximate square footage of facilities	Principal products
Steel mills:
Fontana, California	4,020,000	Flat-rolled steel
Hickman, Arkansas	2,740,000	Flat-rolled steel
Berkeley County, South Carolina	2,430,000	Flat-rolled steel, structural steel
Crawfordsville, Indiana	2,270,000	Flat-rolled steel
Blytheville, Arkansas	2,220,000	Structural steel
Decatur, Alabama	2,010,000	Flat-rolled steel
Norfolk, Nebraska	1,540,000	Steel shapes
Hertford County, North Carolina	1,350,000	Steel plate
Plymouth, Utah	1,310,000	Steel shapes
Ghent, Kentucky	1,260,000	Flat-rolled steel
Jewett, Texas	1,180,000	Steel shapes
Darlington, South Carolina	1,020,000	Steel shapes
Kankakee, Illinois	850,000	Steel shapes
Silao, Guanajuato, Mexico	680,000	Flat-rolled steel
Seattle, Washington	660,000	Steel shapes
Tuscaloosa, Alabama	610,000	Steel plate
Memphis, Tennessee	560,000	Steel shapes
Auburn, New York	520,000	Steel shapes
Jackson, Mississippi	490,000	Steel shapes
Brandenburg, Kentucky	490,000	Steel plate
Sedalia, Missouri	490,000	Steel shapes
Frostproof, Florida	480,000	Steel shapes
Birmingham, Alabama	460,000	Steel shapes
Marion, Ohio	430,000	Steel shapes
Kingman, Arizona	380,000	Steel shapes
Lexington, North Carolina	320,000	Steel shapes
Steel products:
Norfolk, Nebraska	1,160,000	Joist, deck, cold finish bar
Brigham City, Utah	1,130,000	Joists, cold finish bar, building systems, metal panels
Arthur, Illinois	1,070,000	Overhead doors
St. Joe, Indiana	1,050,000	Joist, deck, fastener
Grapeland, Texas	830,000	Joists, deck
Chemung, New York	560,000	Joists, deck
Marseilles, Illinois	550,000	Steel tube
Florence, South Carolina	550,000	Joists, deck
Swansea, South Carolina	510,000	Building systems
Birmingham, Alabama	480,000	Steel tube
Louisville, Kentucky	480,000	Steel tube
Fort Payne, Alabama	470,000	Joists, deck
Decatur, Alabama	470,000	Steel tube
Ghent, Kentucky	400,000	Steel tube
Trinity, Alabama	380,000	Steel tube
Decatur, Alabama	380,000	Towers and structures
Chicago, Illinois	350,000	Steel tube
Waterloo, Indiana	350,000	Building systems

In the steel products segment, we have 91 operating facilities, excluding the locations listed above, in 39 states with 28 operating facilities in Canada and two in Mexico. Nucor Rebar Fabrication also operates multiple sales offices in Canada and certain other foreign locations. The steel products segment also includes Skyline Steel, LLC, our steel foundation distributor. NRG has leased square footage of approximately 630,000 square feet in Los Angeles, California, leased square footage of approximately 370,000 square feet in Houston, Texas, and leased square footage of approximately 706,000 square feet in San Bernardino, California.

In the raw materials segment, we have 84 operating facilities in 19 states with one operating facility in Point Lisas, Trinidad. For our DRI facilities in Trinidad and Louisiana, a significant portion of the production process occurs outdoors. The Trinidad site, including leased land, is approximately 2 million square feet. The Louisiana site has approximately 174 million square feet of owned land with buildings that total approximately 72,500 square feet. DJJ has 72 operating facilities in 18 states along with multiple brokerage offices in the United States and certain other foreign locations.

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments in 2025 were approximately 83%, 62% and 70% of production capacity, respectively.

We also own our principal executive offices in Charlotte, North Carolina.

Item 3. Legal Proceedings.

Nucor is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial condition or cash flows. Nucor maintains liability insurance with self-insurance limits for certain risks.

During 2022, Nucor Steel Louisiana, our DRI facility located in St. James Parish, Louisiana, received allegations of violations of the Clean Air Act from the EPA. A combined settlement is currently being negotiated with the U.S. Department of Justice, the EPA and the Louisiana Department of Environmental Quality. We do not believe that any aggregate settlement for these allegations will be material to Nucor.

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

Information About Our Executive Officers

The following is a description of the names and ages of the executive officers of the Company, indicating all positions and offices with the Company held by each such person and each person’s principal occupation or employment during at least the past five years. Each executive officer of Nucor is elected by the Board of Directors and holds office from the date of election until removed by the Board.

Thomas J. Batterbee (56), Executive Vice President of Human Resources and Talent, became EVP in May 2025. Mr. Batterbee began his career with Nucor in 1989 at Nucor Building Systems Indiana. He was promoted to General Manager of Nucor Building Systems Texas in 2007 and later served as General Manager of Vulcraft New York, Nucor Buildings Group Utah, and Nucor Steel South Carolina. Mr. Batterbee was promoted to Vice President in 2017 and President of the Vulcraft/Verco group in 2023.

Allen C. Behr (52), Executive Vice President of Raw Materials, was named EVP in May 2020. Mr. Behr began his career with Nucor in 1996 as Design Engineer at Nucor Building Systems-Indiana and joined the start-up team at Nucor Building Systems-Texas in 1999. In 2001, he became the Engineering Manager at Nucor Building Systems-South Carolina and was promoted to General Manager in 2008. Mr. Behr became the General Manager of Vulcraft-South Carolina in 2011 and was promoted to Vice President in 2012. He was promoted to President of the Vulcraft/Verco group in 2014 and he served as General Manager of Nucor Steel-Texas from 2017 to 2019.

Brad Ford (47), Executive Vice President of Plate and Structural Products, became EVP in May 2023. Mr. Ford began his career at The David J. Joseph Company (DJJ) in 2001 as a Brokerage Representative and subsequently served as District Manager and International Trading Manager. In 2013, Mr. Ford became Commercial Vice President at DJJ's subsidiary, Trademark Metals Recycling LLC (TMR), and then served as President of TMR from 2015 to 2020. Mr. Ford became General Manager of Vulcraft-Indiana in 2020. He was promoted to Vice President of Nucor in 2022 and most recently served as Vice President and General Manager of Nucor Steel Decatur, LLC.

Noah C. Hanners (46), Executive Vice President of Sheet Products, became EVP in January 2023. Mr. Hanners began his career with Nucor in 2011 as Melt Shop Engineer at Nucor Steel South Carolina. He next served as Shift Supervisor and was then promoted to Melt Shop Manager at Nucor Steel Auburn, Inc. Mr. Hanners later served as General Manager of Nucor Tubular Products and General Manager of Nucor Steel Kankakee, Inc. and was promoted to Vice President in 2019. He served as the Vice President and General Manager of The David J. Joseph Company from 2019 to 2022.

John J. Hollatz (50), Executive Vice President of Fabricated Construction Products, was named EVP in May 2022. Mr. Hollatz began his career at Nucor in 1999 as Design Engineer at Vulcraft Indiana and then served as Sales Engineer and Sales Manager at Vulcraft Nebraska. Mr. Hollatz later served as General Manager of Nucor Building Systems South Carolina, General Manager of Vulcraft Indiana, and President of the Vulcraft/Verco group. He was promoted to Vice President and General Manager of Nucor Steel Decatur, LLC in 2016.

Stephen D. Laxton (55), became President and Chief Operating Officer in January 2026. Mr. Laxton became Chief Financial Officer and Executive Vice President in March 2022, and will continue his duties as Chief Financial Officer until March 1, 2026. Mr. Laxton began his career at Nucor in 2003 as General Manager of Business Development and was promoted to Vice President in 2014. Prior to joining Nucor, Mr. Laxton worked for Cinergy Corp., holding various positions including Director of Asset Management and Manager of Corporate Development. Prior to Cinergy, he held various financial roles with Ashland, Inc., North American Stainless and National City Bank.

Daniel R. Needham (60), Executive Vice President of Commercial, was named EVP in May 2022. Mr. Needham began his career with Nucor in 2000 as Controller at Nucor Steel Hertford County. He subsequently served as Controller of Nucor Steel Decatur, LLC and Nucor Steel Utah. In 2011, Mr. Needham became General Manager of Nucor Steel Connecticut, Inc. (now Nucor Wire Products Connecticut, Inc.). He later served as General Manager of Nucor Steel Utah and was elected Vice President in 2016. In 2019, Mr. Needham was promoted to Vice President and General Manager of Nucor Steel Indiana. He served as the Executive Vice President of Bar, Engineered Bar and Rebar Fabrication Products from February 2021 to May 2022.

Benjamin M. Pickett (43), Executive Vice President of Business Services, became EVP in March 2025. Mr. Pickett began his career with Nucor in 2018 as Director of Corporate Legal Affairs. In 2020, he was promoted to General Manager and Counsel of Public Affairs and Government Relations and elected to Vice President in 2023. Prior to joining Nucor, he was a Partner with the law firm of Moore & Van Allen, PLLC.

K. Rex Query (60), Executive Vice President of Strategy, was named EVP in January 2021. Mr. Query joined Nucor in 1990 as a financial analyst in the Corporate Office and subsequently served as Controller at Vulcraft South Carolina, Nucor Steel Berkeley and Nucor Steel Hertford. After serving as General Manager and Corporate Controller, Mr. Query was elected to Vice President in 2002 and served as General Manager at Nucor Steel Auburn, Inc., Nucor Steel Decatur, LLC, Nucor Steel South Carolina and NCF as well as President of Nucor Europe. Most recently, Mr. Query served as President of Nucor’s Vulcraft/Verco group. Mr. Query is married to the sister of Mr. Topalian’s wife.

Randy J. Spicer (48), Executive Vice President of Bar and Engineered Bar, was named EVP in May 2024. Mr. Spicer began his Nucor career in 2004 as Accounting Supervisor at Nucor Steel Indiana. In 2006, he joined the start-up team at Nucor Steel Memphis, Inc. as Controller and subsequently served as Controller and Hot Mill Manager at Nucor Steel Gallatin LLC. He was promoted to General Manager of Nucor Tubular Products North in 2020 and elected to President of Nucor Tubular Products in 2022.

David A. Sumoski (59), Executive Vice President. In December 2025, Mr. Sumoski notified the Board of Directors that he will be retiring from the Company in June 2026. Mr. Sumoski stepped down from his position as Chief Operating Officer in January 2026 and will continue as EVP until his retirement. Mr. Sumoski had served as the Company's COO since January 2021. Prior to that, Mr. Sumoski served as Executive Vice President from 2014 to 2020. He also served as General Manager of Nucor Steel Memphis, Inc. from 2012 to 2014 and as General Manager of Nucor Steel Marion, Inc. from 2008 to 2012. Mr. Sumoski was named Vice President in 2010. He began his career with Nucor as an electrical supervisor at Nucor Steel-Berkeley in 1995, later serving as Maintenance Manager.

Leon J. Topalian (57), has served as Chief Executive Officer since January 2020 and as Chair of the Board of Directors since September 2022. He previously served as President from September 2019 to December 2025, as Chief Operating Officer from September 2019 to December 2019, as Executive Vice President of Beam and Plate Products from 2017 to 2019 and as Vice President of Nucor from 2013 to 2017. He began his Nucor career at Nucor Steel-Berkeley in 1996, serving as a project engineer and then as cold mill production supervisor. Mr. Topalian was promoted to Operations Manager for Nucor’s former joint venture in Australia and later served as Melting and Casting Manager at Nucor Steel-South Carolina. He then served as General Manager of Nucor Steel Kankakee, Inc. from 2011 to 2014 and as General Manager of Nucor-Yamato from 2014 to 2017. Mr. Topalian is married to the sister of Mr. Query’s wife.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the symbol “NUE.” As of January 31, 2026, there were approximately 10,000 stockholders of record of our common stock.

Our share repurchase program activity for each of the three months and the quarter ended December 31, 2025 was as follows (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 5, 2025—November 1, 2025	0.3	$136.67	0.3	$463
November 2, 2025—November 29, 2025	0.2	$143.60	0.2	$430
November 30, 2025—December 31, 2025	0.2	$162.31	0.2	$406
For the Quarter Ended December 31, 2025	0.7		0.7

(1)
Includes commissions of $0.11 per share.
(2)
On May 11, 2023, the Company announced that its Board of Directors had approved a share repurchase program under which the Company was authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization was discretionary and had no expiration date. On February 20, 2026, the Company announced that its Board of Directors terminated this share repurchase program and approved a new share repurchase program under which it is authorized to repurchase up to $4.00 billion of Company’s common stock. The new share repurchase authorization is discretionary and has no expiration date.

Nucor has increased its base cash dividend every year since the Company began paying dividends in 1973. Nucor paid a total dividend of $2.20 per share in 2025 compared with $2.16 per share in 2024. In December 2025, the Board of Directors increased the base quarterly cash dividend on Nucor’s common stock to $0.56 per share from $0.55 per share. In February 2026, the Board of Directors declared Nucor’s 212th consecutive quarterly cash dividend of $0.56 per share payable on May 11, 2026 to stockholders of record on March 31, 2026.

See Note 16 to the Company’s consolidated financial statements for a discussion regarding securities authorized for issuance under the Company’s stock-based compensation plans.

The stock performance graph required by Item 201(e) of Regulation S-K is incorporated into this report by reference from the Company's annual report to stockholders for the year ended December 31, 2025, which will be posted to the Company's website and furnished to the SEC subsequent to the date of this report. The stock performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall it be deemed to be "soliciting material" subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Nucor Corporation should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes to the consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report discusses our financial condition and results of operations as of and for the years ended December 31, 2025 and 2024. Information concerning the year ended December 31, 2024 and a comparison of the years ended December 31, 2024 and 2023 may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

Overview

Nucor’s operating performance in 2025 reflected modest domestic steel demand growth and lower import levels. Operating rates at our steel mills for the full year 2025 increased to 83% as compared to 76% for the full year 2024, with higher shipments across our sheet, bar, plate, and structural mills. Demand was strong in several key end markets, including infrastructure, data centers, energy, and advanced manufacturing, while interest rate sensitive markets such as automotive and residential construction experienced softer conditions.

Our Challenges and Risks

Global steel production overcapacity continues to be an ongoing risk to Nucor and the entire steel industry. The OECD has estimated that global steel production overcapacity in 2025 is approximately 704 million net tons. This level of excess capacity is eight times the current annual steel production in the United States. However, additional capacity continues to come online and China’s steel production, the largest steel producing country, is still near record levels. In 2025, China’s steel production was more than 1 billion net tons for the eighth consecutive year, and China exported a record 131 million net tons to offset weak domestic consumption. Circumvention of trade duties also continues to pose a risk, as countries route products through third-party countries to evade duties. Increasingly, China is seeking to evade trade duties by building new steelmaking capacity in other countries with a focus on neighboring countries in southeast Asia, as well as Africa.

An uncertainty we continue to face in our business is the price of our principal raw material, ferrous scrap, which is volatile and often increases or decreases rapidly in response to changes in domestic demand, unanticipated events that affect the flow of scrap into scrap yards, the availability of scrap substitutes, currency fluctuations and changes in foreign demand for scrap. In periods of rapidly increasing raw material prices in the industry, which are often also associated with periods of stronger or rapidly improving steel market conditions, being able to increase our prices for the products we sell quickly enough to offset increases in the prices we pay for ferrous scrap is challenging but critical to maintaining our profitability. We attempt to mitigate the scrap price risk by managing scrap inventory levels at the steel mills to match the anticipated demand over the next several weeks. Certain scrap substitutes, including pig iron, have longer lead times for delivery than scrap, which can make this inventory management strategy difficult to achieve. Continued successful implementation of our raw material strategy, including key investments in DRI production, coupled with the scrap brokerage and processing services performed by our team at DJJ, give us greater control over our metallic inputs and thus also helps us to mitigate this risk. See "Item 1A. Risk Factors-Industry Specific Risk Factors" for further discussion of raw material risks.

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

Although the majority of our steel sales are to spot market customers in North America who place their orders each month based on their business needs and our pricing competitiveness compared to both domestic and global producers and trading companies, we also sell contract tons, most notably in our sheet operations. Approximately 85% of our sheet sales were to contract customers in 2025, with the balance being sold in the spot market at the prevailing prices at the time of sale. Steel contract sales outside of our sheet operations are not significant. The amount of tons sold to contract customers at any given time depends on the overall market conditions at the time, how the end-use customers see the market moving forward and the strategy that Nucor management believes is appropriate to the upcoming period.

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

Our highly variable, low-cost structure, combined with our financial strength and liquidity, have allowed us to successfully navigate cyclical steel industry market conditions in the past. In such times, our incentive-based pay system reduces our payroll costs, both hourly and salary, which helps to offset lower selling prices. Our pay-for-performance system that is closely tied to our levels of production also allows us to keep our highly experienced workforce intact and to continue operating our facilities when some of our competitors with greater fixed costs are compelled to shut down some of their facilities. Because we use EAFs to produce our steel, we can easily vary our production levels to match short-term changes in demand.

Evaluating Our Operating Performance

We report our results of operations in three segments: steel mills, steel products and raw materials. Most of the steel we produce in our mills is sold to outside customers (80% in both 2025 and 2024), but a significant percentage is used internally by many of the facilities in our steel products segment (20% in both 2025 and 2024).

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

Comparison of 2025 to 2024

Results of Operations

Nucor reported consolidated net earnings of $1.74 billion, or $7.52 per diluted share, in 2025, which decreased compared to $2.03 billion, or $8.46 per diluted share, in 2024.

The primary driver of the decrease in earnings in 2025 as compared to 2024 was the decreased profitability of the steel products segment. The steel products segment's earnings decreased in 2025 due to decreased average selling prices and margin compression, particularly at our joist and deck businesses and decreased earnings of our metal buildings systems and rebar fabrication businesses. However, the steel products segment had increased volumes in 2025 compared to 2024, reflecting stabilized demand in the warehouse construction market in 2025 after a pull back in demand in 2024, and growing demand from data center construction. The steel mills segment had increased earnings in 2025 as compared to 2024 due to increased metal margin driven by higher volumes. Backlogs for the steel mills segment at the end of 2025 were at historically high levels. Earnings for the raw materials segment increased in 2025 as compared to 2024 due primarily to the absence of the $83 million impairment charge recorded in 2024 to fully reserve a long-term note receivable. Excluding the prior year impairment charge, the raw materials segment’s earnings increased in 2025 due to the improved performance of our DRI facilities and DJJ’s brokerage operations and insurance recoveries recorded in the fourth quarter of 2025.

The following discussion will provide greater quantitative and qualitative analysis of Nucor’s performance in 2025 as compared to 2024.

Net Sales

Net sales to external customers by segment for the years ended December 31, 2025 and 2024 were as follows (in millions):

	Year Ended December 31,
	2025	2024	% Change
Steel mills	$20,003	$18,734	7%
Steel products	10,327	10,085	2%
Raw materials	2,164	1,915	13%
Total net sales to external customers	$32,494	$30,734	6%

Net sales for 2025 increased 6% from the prior year. Average sales price per ton decreased 2% from $1,241 in 2024 to $1,221 in 2025. Total tons shipped to outside customers increased 7% from 24,767,000 tons in 2024 to 26,615,000 tons in 2025.

In the steel mills segment, sales tons for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	% Change
Outside steel shipments	19,848	18,480	7%
Inside steel shipments	5,423	4,646	17%
Total steel shipments	25,271	23,126	9%

Net sales for the steel mills segment increased 7% in 2025 compared to the prior year due to a 7% increase in volumes. Average sales price per ton in the steel mills segment was $1,008 in 2025, which was similar to $1,013 in 2024.

Outside sales tonnage for the steel products segment for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	% Change
Joist and deck sales	871	712	22%
Rebar fabrication sales	1,179	1,020	16%
Tubular products sales	947	856	11%
Building systems sales	228	238	-4%
Other steel products sales	1,172	1,192	-2%
Total steel products sales	4,397	4,018	9%

Net sales for the steel products segment increased 2% in 2025 from the prior year due to a 9% increase in volumes, partially offset by a 6% decrease in the average sales price per ton, from $2,510 in 2024 to $2,348 in 2025.

Net sales for the raw materials segment increased 13% in 2025 from the prior year, primarily due to increased average sales price and volumes at DJJ’s brokerage operations. In 2025, approximately 95% of outside sales for the raw materials segment were from DJJ's brokerage operations, and approximately 3% of outside sales were from DJJ's scrap processing operations (93% and 4%, respectively, in 2024).

Gross Margins

In 2025, Nucor recorded gross margins of $3.85 billion (12%), which was a decrease from $4.10 billion (13%) in 2024:

•
The primary driver of the decrease in gross margins in 2025 as compared to 2024 was the decrease in gross margins in the steel products segment. Gross margins decreased across many businesses within the segment due to decreased average selling prices. The largest decreases were at our joist and deck, building systems, and rebar fabrication businesses due to decreased average selling prices and margin compression.
•
Gross margins in the steel mills segment increased in 2025 compared to 2024 due to the previously mentioned increase in volumes and increased metal margins.

The average scrap and scrap substitute cost per gross ton used was $392 in 2025, which was a 1% decrease from $394 in 2024.

Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices are stable as we begin 2026.
•
Pre-operating and start-up costs of new facilities decreased to approximately $496 million in 2025 as compared to approximately $594 million in 2024. Pre-operating and start-up costs in 2025 and 2024 primarily related to the plate mill in Kentucky, the sheet mill being built in West Virginia, and the melt shop being built in Arizona. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, they are no longer considered by Nucor to be in start-up.
•
Gross margins in the raw materials segment increased modestly in 2025 as compared to 2024 due to the increased profitability of our DRI facilities and DJJ's brokerage operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, decreased from 2024 to 2025 due to the decreased profitability of the Company. In 2025, profit sharing costs consisted of $256 million, including the Company’s matching contribution, made to the Company’s Profit Sharing and Retirement Savings Plan for qualified employees ($298 million in 2024). Other employee bonus costs also fluctuate based on Nucor’s achievement of certain financial performance goals, including achieving record earnings, and comparisons of Nucor’s financial performance to peers in the steel industry and other companies. Stock-based compensation included in marketing, administrative and other expenses increased by 7% to $56 million in 2025 compared with $52 million in 2024 and includes expenses associated with vesting of stock awards granted in prior years.

Impacting the increase in marketing, administrative and other expenses in 2025 as compared to 2024 were fair market value adjustments of our Level 1 investments and expenses associated with restructuring initiatives in the steel mills segment.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $35 million in 2025 and $30 million in 2024. The increase in equity method investment earnings from 2024 to 2025 was primarily due to the increased results of NuMit.

Losses and Impairments of Assets

Included in 2025 net earnings were $67 million of losses and impairments of assets ($137 million in 2024). Those charges primarily consisted of the following: $39 million related to the closure or repurposing of certain facilities in the steel products segment and $23 million primarily related to the repurposing of a facility in the steel mills segment.

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

Interest Expense (Income)

Net interest expense (income) for the years ended December 31, 2025 and 2024 was as follows (in millions):

	Year Ended December 31,
	2025	2024
Interest expense	$170	$228
Interest income	(111)	(258)
Interest expense (income), net	$59	$(30)

Interest expense decreased in 2025 compared to 2024 due to an increase in capitalized interest. Interest income decreased in 2025 compared to 2024 due to lower average investments and a decrease in average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests

The following table presents earnings before income taxes and noncontrolling interests by segment for the years ended December 31, 2025 and 2024 (in millions). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Year Ended December 31,
	2025	2024
Steel mills	$2,383	$2,226
Steel products	1,229	1,596
Raw materials	153	40
Corporate/eliminations	(1,197)	(960)
Earnings before income taxes and noncontrolling interests	$2,568	$2,902

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, Nucor-Yamato, CSI and NJSM. Nucor owns a 51% controlling interest in each of Nucor-Yamato, CSI and NJSM. The increase in earnings attributable to noncontrolling interests in 2025 as compared to 2024 was due to the increased earnings of Nucor-Yamato combined with the decreased losses of NJSM, partially offset by losses at CSI.

Provision for Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. Nucor has reflected the enactment of the OBBBA in the 2025 financial statements as required by accounting principles generally accepted in the United States. The impact of the OBBBA on Nucor's provision for income taxes was immaterial.

The Company’s effective tax rate in 2025 was 20.64% compared with 20.09% in 2024.

Nucor has concluded U.S. federal income tax matters for tax years through 2021. The tax years 2022 through 2024 remain open to examination by the Internal Revenue Service. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue

Agency. The tax years 2017 through 2024 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings and Return on Equity

Nucor reported net earnings of $1.74 billion, or $7.52 per diluted share, in 2025, compared to net earnings of $2.03 billion, or $8.46 per diluted share, in 2024. Net earnings attributable to Nucor stockholders as a percentage of net sales were 5.4% and 6.6% in 2025 and 2024, respectively. Return on average stockholders’ equity was 8.5% and 9.8% in 2025 and 2024, respectively.

Liquidity and Capital Resources

We believe our financial strength is a key strategic advantage, particularly during recessionary business cycles. We carry the highest credit ratings of any steel producer headquartered in North America, with an A- long-term rating from Standard and Poor’s, an A3 long-term rating from Moody’s and an A- long-term rating from Fitch. Our credit ratings are dependent, however, on many factors, both qualitative and quantitative, and are subject to change at any time. The disclosure of our credit ratings is made to enhance investors’ understanding of our sources of liquidity and the impact of our credit ratings on our cost of funds.

Nucor’s cash and cash equivalents and short-term investments position remained strong at $2.70 billion as of December 31, 2025, compared with $4.14 billion as of December 31, 2024. Approximately $931 million and $970 million of the cash and cash equivalents position as of December 31, 2025 and 2024, respectively, was held by our majority-owned joint ventures. Cash flows provided by operating activities provide us with a significant source of liquidity. When needed, we have external short-term financing sources available, including the issuance of commercial paper and borrowings under our bank credit facilities.

We also issue long-term debt securities from time-to-time. On March 5, 2025, Nucor completed the issuance and sale of $500 million aggregate principal amount of its 4.650% Notes due 2030 (the “2030 Notes”) and $500 million aggregate principal amount of its 5.100% Notes due 2035 (the “2035 Notes” and, together with the 2030 Notes, the “Notes”). Net proceeds from the issuance and sale of the Notes were $997 million. Costs of $9 million associated with the issuance and sale of the Notes have been capitalized and will be amortized over the life of the Notes.

Net proceeds from the issuance and sale of the Notes were used during the second quarter of 2025 to redeem all of the outstanding $500 million aggregate principal amount of our 2.000% Notes due 2025 and $500 million aggregate principal amount of our 3.950% Notes due 2025 (collectively, the “2025 Notes”) pursuant to the terms of the indenture governing the 2025 Notes.

In November 2025, Nucor issued $220 million in 40-year variable rate West Virginia Economic Development Authority industrial development revenue bonds ("IDRBs") to partially fund the construction of the West Virginia sheet mill.

We expect to continue to have adequate access to the capital markets at a reasonable cost of funds for liquidity purposes when needed.

Selected Measures of Liquidity and Capital Resources

	(Dollars in millions)
	December 31,
	2025	2024
Cash and cash equivalents	$2,260	$3,558
Short-term investments	439	581
Working capital	7,761	7,498
Current ratio	2.9	2.5

The current ratio, which is calculated by dividing current assets by current liabilities, was 2.9 at year-end 2025 compared with 2.5 at year-end 2024. The current ratio was impacted by lower cash and cash equivalents and the decrease in the current portion of long-term debt at December 31, 2025.

In 2025 and 2024, total accounts receivable turned approximately every five weeks and inventories turned approximately every 10 weeks.

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

Capital Allocation Strategy

We believe that our conservative financial practices have served us well in the past and are serving us well today. Nucor’s financial strength allows for a consistent, balanced approach to capital allocation throughout the business cycle. Nucor invests in our business for profitable growth over the long term. We have historically done this by investing to optimize our existing operations, initiate greenfield expansions and make acquisitions. Additionally, we return capital to our stockholders through cash dividends and share repurchases. We intend to return a minimum of 40% of our net earnings to our stockholders through dividends and share repurchases, while maintaining a debt-to-capital ratio that supports a strong investment grade credit rating. Nucor returned approximately $1.2 billion in capital to its stockholders in the form of base dividends and share repurchases in 2025.

Our cash flows for each period were as follows:

	(in millions)
	December 31,
	2025	2024
Net cash provided by operating activities	$3,234	$3,979
Net cash used in investing activities	(3,226)	(3,734)
Net cash used in financing activities	(1,315)	(3,058)
Effect of exchange rate changes on cash	9	(16)
Net decrease in cash and cash equivalents	$(1,298)	$(2,829)

Operating Activities

For 2025 compared to 2024, the $745 million decrease in cash provided by operating activities was primarily driven by a decrease in net earnings and changes in operating assets and liabilities. Net earnings decreased $281 million over the prior year, which included $47 million of non-cash losses and impairments of assets in 2025, compared to $137 million of non-cash losses and impairments of assets in 2024. The changes in operating assets and liabilities resulted in a net outflow of $636 million in 2025 and a net inflow of $156 million in 2024. The changes in working capital were primarily due to an increase in accounts receivable and inventories from year-end 2024 to year-end 2025. Accounts receivable at the end of 2025 increased from the prior year-end resulting in a cash outflow of $428 million due to an increase in the sales volumes and price per ton compared to the prior year. This compares to accounts receivable at year-end 2024 decreasing from year-end 2023 and resulting in a $319 million cash inflow. From year-end 2024 to year-end 2025, inventories increased resulting in an outflow of $366 million due primarily to a 6% increase in raw material tons. This compares to inventories at year-end 2024 decreasing from year-end 2023 and resulting in a $518 million cash inflow. Salaries, wages and related accruals decreased from year-end 2024 to year-end 2025 resulting in a cash inflow of $2 million due to lower current year profit sharing accrual and other benefit related accruals. This compares to salaries, wages and related accruals at year-end 2024 decreasing from year-end 2023 and resulting in a $385 million cash outflow. Accounts payable increased resulting in an $80 million cash inflow due to the increases in inventory mentioned previously.

Investing Activities

Many of our businesses are capital intensive; therefore, cash used in investing activities primarily represents capital expenditures for the construction of new facilities, the expansion and upgrading of existing facilities and the acquisition of other companies. The $508 million decrease in cash used in investing activities was primarily due to a decrease in the funding of acquisitions of over $750 million in 2025 compared to 2024. $565 million of this was used in the acquisition of Rytec in 2024. Cash used for capital expenditures increased by $249 million to $3.42 billion in 2025 as compared to $3.17 billion in 2024. The increase in capital expenditures was primarily due to the sheet mill under construction in West Virginia, the construction of a manufacturing location to expand NTS, the construction of a melt shop at our bar mill in Arizona and the galvanizing line at our sheet mill in South Carolina. Capital expenditures for 2026 are estimated to be approximately $2.50 billion. The projects that we anticipate will have the largest capital expenditures in 2026 are the sheet mill under construction in West Virginia, the construction of a manufacturing location to expand NTS, and the galvanizing line at our sheet mill in South Carolina.

Financing Activities

The primary uses of cash were: (i) stock repurchases of $700 million in 2025 as compared to $2.22 billion in 2024, a decrease of $1.52 billion; (ii) cash dividends to stockholders of $512 million in 2025 as compared to $522 million in 2024; and (iii) repayments of long-term debt of $1.02 billion in 2025 as compared to $10 million in 2024, an increase of $1.01 billion. In March 2025, Nucor issued $500 million aggregate principal amount of the 2030 Notes and $500 million aggregate principal amount of the 2035 Notes. Net proceeds from the issuance and sale of the Notes were used during the second quarter of 2025 to redeem all of the outstanding $1.00 billion aggregate principal amount of the 2025 Notes pursuant to the terms of the indenture governing the 2025 Notes. Furthermore, in November 2025, Nucor issued $220 million in 40-year variable rate West Virginia Economic Development Authority IDRBs to partially fund the construction of the West Virginia sheet mill.

In March 2025, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.75 billion to $2.25 billion and to extend its maturity date to March 11, 2030. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the undrawn revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2025, Nucor’s funded debt to total capital ratio was 24.4%, and Nucor was in compliance with all covenants under the credit facility.

Market Risk

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our utilization rates for the steel mills and steel products facilities for the fourth quarter of 2025 were 82% and 61%, respectively. A significant portion of our steel mills and steel products segments’ sales are into the commercial, industrial and municipal construction markets. Our largest single customer in 2025 represented approximately 5% of sales and consistently pays within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap steel, pig iron and iron ore. Our exposure to market risk is mitigated by the fact that our steel mills use a significant portion of the products of this segment and the prices we receive for our steel and steel products tend to be correlated with the prices we pay for these materials.

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2025, approximately 24% of Nucor’s long-term debt consisted of instruments with variable interest rates, primarily IDRBs that are adjusted weekly. The remaining 76% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. From time to time, Nucor makes use of interest rate swaps to manage interest rate risk. As of December 31, 2025, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

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

Dividends

Nucor has increased its base cash dividend every year since it began paying dividends in 1973. Nucor paid aggregate dividends of $2.20 per share in 2025, compared with aggregate dividends of $2.16 per share in 2024. In December 2025, the Board of Directors increased the regular quarterly cash dividend on Nucor’s common stock to $0.56 per share. Nucor returned approximately $1.22 billion in capital to its stockholders in the form of base dividends and share repurchases in 2025. In February 2026, the Board of Directors declared Nucor’s 212th consecutive quarterly cash dividend of $0.56 per share payable on May 11, 2026 to stockholders of record as of March 31, 2026.

Contractual Obligations and Other Commercial Commitments

The following table sets forth our contractual obligations and other commercial commitments as of December 31, 2025 for the periods presented (in millions):

	Payments Due By Period
Contractual Obligations	Total	2026	2027-2028	2029-2030	2031 and thereafter
Long-term debt	$6,933	$66	$1,088	$1,087	$4,692
Estimated interest on long-term debt (1)	3,643	276	497	433	2,437
Finance leases	360	32	65	59	204
Operating leases	164	35	46	30	53
Raw material purchase commitments (2)	2,521	1,349	773	140	259
Utility purchase commitments (2)	934	386	277	140	131
Other unconditional purchase obligations (3)	1,241	1,153	76	8	4
Other long-term obligations (4)	707	431	71	8	197
Total contractual obligations	$16,503	$3,728	$2,893	$1,905	$7,977

(1)
Interest is estimated using applicable rates at December 31, 2025 for Nucor’s outstanding fixed-rate and variable-rate debt.
(2)
Nucor enters into contracts for the purchase of scrap and scrap substitutes, iron ore, electricity, natural gas, and other raw materials and related services. These contracts include multi-year commitments and minimum annual purchase requirements and are valued at prices in effect on December 31, 2025, or according to the contract language. These contracts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such commitments will adversely affect our liquidity position.
(3)
Purchase obligations include commitments for capital expenditures on operating machinery and equipment.
(4)
Other long-term obligations include amounts associated with Nucor’s early-retiree medical benefits, management compensation and guarantees.

Note: In addition to the amounts shown in the table above, $173 million of unrecognized tax benefits have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $49 million at December 31, 2025.

Outlook

We expect earnings to increase in the first quarter of 2026. Earnings in the first quarter of 2026 are expected to increase across all three of our operating segments, with the largest increase in the steel mills segment. In the steel mills segment, the expected increase is due to higher volumes and higher realized prices across all major product categories. In the steel products segment, we expect improved earnings in the first quarter due to increased volumes on stable pricing. The raw materials segment is expected to have increased earnings in the first quarter of 2026.

Capital expenditures are expected to decrease to approximately $2.5 billion in 2026. As we have in the past, we intend to allocate capital to investments that advance our strategy to grow the core and expand beyond, with the goal of keeping Nucor in a position of strength well into the future.

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

Long-Lived Asset Impairments

We evaluate our property, plant and equipment and finite-lived intangible assets for potential impairment on an individual asset basis or at the lowest level asset grouping for which cash flows can be independently identified. Asset impairments are assessed whenever circumstances indicate that the carrying amounts of those productive assets could exceed their projected undiscounted cash flows. In developing estimated values for assets that we currently use in our operations, we utilize judgments and assumptions of future undiscounted cash flows that the assets will produce. When it is determined that an impairment exists, the related assets are written down to estimated fair market value. Certain long-lived asset groupings were tested for impairment during the fourth quarter of 2025. Undiscounted cash flows for each asset grouping were estimated using management’s long-range estimates of market conditions associated with each asset grouping over the estimated useful life of the principal asset within the group. Our undiscounted cash flow analysis indicated that the tested long-lived asset groupings were recoverable as of December 31, 2025.

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

(ii) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; and (iii) a discount rate based on management’s best estimate of the after-tax weighted-average cost of capital. Management considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its reporting units are estimated. Those estimates and judgments may or may not ultimately prove appropriate.

Our fourth quarter 2025 annual goodwill impairment analysis did not result in an impairment charge. Management does not believe that future impairment of these reporting units is probable. However, the performance of certain businesses that comprise our reporting units requires continued improvement. An increase of approximately 50 basis points in the discount rate, a critical assumption in which a minor change can have a significant impact on the estimated fair value, would not result in an impairment charge. See Note 8 to the Company’s consolidated financial statements for further discussion of the results of the Company’s 2025 annual goodwill impairment analysis.

Nucor will continue to monitor operating results within all reporting units throughout 2026 in an effort to determine if events and circumstances require further interim impairment testing. Otherwise, all reporting units will again be subject to the required annual qualitative and/or quantitative impairment test during our fourth quarter of 2026. Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill.

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

In the event that an impairment review is necessary, a discounted cash flow model is used to determine the current estimated fair value of the equity method investment. Significant assumptions used to determine the fair value of the equity method investment include: (i) expected cash flow for the five-year period following the testing date (including market share, sales volumes and prices, raw materials and other costs to produce and estimated capital needs); (ii) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the equity method investment; and (iii) a discount rate based on management’s best estimate of the after-tax weighted-average cost of capital. Management considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and all available information at the time the fair values of its equity method investments are estimated. Those estimates and judgments may or may not ultimately prove appropriate.

Nucor reviews its equity method investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. There were no triggering events that caused management to pursue additional testing of our equity method investments in 2025.

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

Interest Rate Risk – Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. At December 31, 2025, approximately 24% of Nucor’s long-term debt was comprised of instruments with variable interest rates, primarily IDRBs that are adjusted weekly. The remaining 76% of Nucor’s long-term debt was at fixed rates. Future changes in interest rates are not expected to significantly impact earnings. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. As of December 31, 2025, there were no such contracts outstanding. Nucor’s investment practice is to invest in securities that are highly liquid with short maturities. As a result, we do not expect changes in interest rates to have a significant impact on the value of our investment securities recorded as short-term investments.

Commodity Price Risk – In the ordinary course of business, Nucor is exposed to market risk for price fluctuations of raw materials and energy, principally scrap, steel, other ferrous and non-ferrous metals, alloys and natural gas. We attempt to negotiate the best prices for our raw material and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. In periods of strong or stable demand for our products, we are more likely to be able to effectively reduce the normal time lag in passing through higher raw material costs so that we can maintain our gross margins. When demand for our products is weaker, this becomes more challenging. Our DRI facilities in Trinidad and Louisiana provide us with flexibility in managing our input costs. DRI is particularly important for operational flexibility when demand for prime scrap increases due to increased domestic steel production.

Natural gas produced by Nucor’s production operations is being sold to third parties to partially offset our exposure to changes in the price of natural gas consumed by our Louisiana DRI facility and our steel mills in the United States.

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes on the consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At December 31, 2025, accumulated other comprehensive loss, net of income taxes included $13 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period. The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative instruments outstanding at December 31, 2025, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in millions):

Commodity Derivative	10% Change	25% Change
Natural gas	$7	$17
Other commodities	24	60

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk – Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at December 31, 2025 and 2024 were insignificant.

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

Management assessed the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on its assessment, management concluded that Nucor’s internal control over financial reporting was effective as of December 31, 2025. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2025 as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nucor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nucor Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

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

Goodwill Impairment Assessment – Certain Reporting Unit in the Steel Products Segment

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s goodwill balance was $4,297 million as of December 31, 2025, and the goodwill associated with the Steel Products segment was $2,825 million, of which a portion relates to a certain reporting unit. Goodwill is tested annually for impairment, on the first day of the fourth quarter, and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred. The evaluation of impairment involves comparing the current estimated fair value of each reporting unit to the recorded value, including goodwill. Based on the results of the qualitative assessment, it may be necessary to perform a quantitative analysis. In these instances, a discounted cash flow model is used to determine the current estimated fair value of these reporting units. As disclosed by management, significant assumptions used to determine the fair value of a reporting unit include (i) expected cash flow for the five-year period following the testing date (including market share, sales volumes and prices, raw material costs and other costs to produce and estimated capital needs); (ii) an estimated terminal value using a terminal year growth rate determined based on the growth prospects of the reporting unit; and (iii) a discount rate based on management’s best estimate of the after-tax weighted-average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for a certain reporting unit in the Steel Products segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain reporting unit in the Steel Products segment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales volumes and prices and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of a certain reporting unit in the Steel Products segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of a certain reporting unit in the Steel Products segment; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales volumes and prices and discount rate. Evaluating management’s assumptions related to sales volumes and prices involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 25, 2026

We have served as the Company’s auditor since 1989.

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,260	$3,558
Short-term investments	439	581
Accounts receivable, net	3,105	2,675
Inventories, net	5,462	5,106
Other current assets	499	555
Total current assets	11,765	12,475
Property, plant and equipment, net	15,306	13,243
Goodwill	4,297	4,288
Other intangible assets, net	2,880	3,134
Other assets	856	800
Total assets	$35,104	$33,940
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$122	$225
Current portion of long-term debt and finance lease obligations	90	1,042
Accounts payable	1,890	1,832
Salaries, wages and related accruals	882	903
Accrued expenses and other current liabilities	1,020	975
Total current liabilities	4,004	4,977
Long-term debt and finance lease obligations due after one year	6,909	5,683
Deferred credits and other liabilities	2,067	1,863
Total liabilities	12,980	12,523
Commitments and contingencies
Equity
Nucor stockholders’ equity:
Common stock (800.0 shares authorized; 380.2 and 380.2 shares issued, respectively)	152	152
Additional paid-in capital	2,253	2,223
Retained earnings	31,504	30,271
Accumulated other comprehensive loss, net of income taxes	(194)	(208)
Treasury stock (151.9 and 147.4 shares, respectively)	(12,779)	(12,144)
Total Nucor stockholders’ equity	20,936	20,294
Noncontrolling interests	1,188	1,123
Total equity	22,124	21,417
Total liabilities and equity	$35,104	$33,940

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS

(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$32,494	$30,734	$34,714
Costs, expenses and other:
Cost of products sold	28,616	26,632	26,899
Marketing, administrative and other expenses	1,219	1,123	1,585
Equity in earnings of unconsolidated affiliates	(35)	(30)	(13)
Losses and impairments of assets	67	137	—
Interest expense (income), net	59	(30)	(30)
	29,926	27,832	28,441
Earnings before income taxes and noncontrolling interests	2,568	2,902	6,273
Provision for income taxes	530	583	1,360
Net earnings before noncontrolling interests	2,038	2,319	4,913
Earnings attributable to noncontrolling interests	294	292	388
Net earnings attributable to Nucor stockholders	$1,744	$2,027	$4,525
Net earnings per share:
Basic	$7.53	$8.47	$18.05
Diluted	$7.52	$8.46	$18.00

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2025	2024	2023
Net earnings before noncontrolling interests	$2,038	$2,319	$4,913
Other comprehensive income (loss):
Net unrealized loss on hedging derivatives, net of income taxes of ($12), ($3) and ($17) for 2025, 2024 and 2023, respectively	(39)	(6)	(52)
Reclassification adjustment for gain (loss) on settlement of hedging derivatives included in net earnings, net of income taxes of $8, $7 and $4 for 2025, 2024 and 2023, respectively	25	21	12
Foreign currency translation gain (loss), net of income taxes of $0 for 2025, 2024 and 2023	34	(61)	21
Adjustment to early retiree medical plan, net of income taxes of ($2), $0 and ($2) for 2025, 2024 and 2023, respectively	(6)	—	(5)
Reclassification adjustment for (gain) loss on early retiree medical plan included in net earnings, net of income taxes of $0 for 2025, 2024 and 2023	—	—	(1)
Other comprehensive income (loss)	14	(46)	(25)
Comprehensive income	2,052	2,273	4,888
Comprehensive income attributable to noncontrolling interests	294	292	388
Comprehensive income attributable to Nucor stockholders	$1,758	$1,981	$4,500

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except per share data)

		Nucor Stockholders
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interests
BALANCES, December 31, 2022	$19,570	380.2	$152	$2,144	$24,754	$(137)	126.7	$(8,498)	$18,415	$1,155
Net earnings before noncontrolling interests in 2023	4,913	—	—	—	4,525	—	—	—	4,525	388
Other comprehensive income (loss)	(25)	—	—	—	—	(25)	—	—	(25)	—
Stock options exercised	12	—	—	(3)	—	—	(0.2)	15	12	—
Stock option expense	5	—	—	5	—	—	—	—	5	—
Issuance of stock under award plans, net of forfeitures	87	—	—	24	—	—	(1.0)	63	87	—
Amortization of unearned compensation	6	—	—	6	—	—	—	—	6	—
Treasury stock acquired and net impact of excise tax	(1,568)	—	—	—	—	—	9.8	(1,568)	(1,568)	—
Cash dividends declared ($2.07 per share)	(517)	—	—	—	(517)	—	—	—	(517)	—
Distributions to noncontrolling interests	(435)	—	—	—	—	—	—	—	—	(435)
Acquisition	75	—	—	—	—	—	—	—	—	75
BALANCES, December 31, 2023	$22,123	380.2	$152	$2,176	$28,762	$(162)	135.3	$(9,988)	$20,940	$1,183
Net earnings before noncontrolling interests in 2024	2,319	—	—	—	2,027	—	—	—	2,027	292
Other comprehensive income (loss)	(46)	—	—	—	—	(46)	—	—	(46)	—
Stock options exercised	4	—	—	(1)	—	—	(0.1)	5	4	—
Stock option expense	5	—	—	5	—	—	—	—	5	—
Issuance of stock under award plans, net of forfeitures	109	—	—	33	—	—	(0.9)	76	109	—
Amortization of unearned compensation	10	—	—	10	—	—	—	—	10	—
Treasury stock acquired and net impact of excise tax	(2,237)	—	—	—	—	—	13.1	(2,237)	(2,237)	—
Cash dividends declared ($2.17 per share)	(518)	—	—	—	(518)	—	—	—	(518)	—
Distributions to noncontrolling interests	(352)	—	—	—	—	—	—	—	—	(352)
BALANCES, December 31, 2024	$21,417	380.2	$152	$2,223	$30,271	$(208)	147.4	$(12,144)	$20,294	$1,123
Net earnings before noncontrolling interests in 2025	2,038	—	—	—	1,744	—	—	—	1,744	294
Other comprehensive income (loss)	14	—	—	—	—	14	—	—	14	—
Stock options exercised	5	—	—	2	—	—	—	3	5	—
Stock option expense	5	—	—	5	—	—	—	—	5	—
Issuance of stock under award plans, net of forfeitures	83	—	—	14	—	—	(0.8)	69	83	—
Amortization of unearned compensation	9	—	—	9	—	—	—	—	9	—
Treasury stock acquired and net impact of excise tax	(707)	—	—	—	—	—	5.3	(707)	(707)	—
Cash dividends declared ($2.21 per share)	(511)	—	—	—	(511)	—	—	—	(511)	—
Distributions to noncontrolling interests	(249)	—	—	—	—	—	—	—	—	(249)
Capital contribution from noncontrolling interest	25	—	—	—	—	—	—	—	—	25
Other noncontrolling interest activity	(5)	—	—	—	—	—	—	—	—	(5)
BALANCES, December 31, 2025	$22,124	380.2	$152	$2,253	$31,504	$(194)	151.9	$(12,779)	$20,936	$1,188

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net earnings before noncontrolling interests	$2,038	$2,319	$4,913
Adjustments:
Depreciation	1,226	1,094	931
Amortization	254	262	238
Stock-based compensation	133	132	130
Deferred income taxes	161	(116)	21
Distributions from affiliates	46	25	34
Equity in earnings of unconsolidated affiliates	(35)	(30)	(13)
Losses and impairments of assets	47	137	—
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(428)	319	664
Inventories	(366)	518	(75)
Accounts payable	80	(321)	361
Federal income taxes	124	97	188
Salaries, wages and related accruals	2	(385)	(291)
Other operating activities	(48)	(72)	11
Cash provided by operating activities	3,234	3,979	7,112
Investing activities:
Capital expenditures	(3,422)	(3,173)	(2,214)
Investment in and advances to affiliates	(1)	—	(35)
Sale of business	—	1	—
Disposition of plant and equipment	45	17	15
Acquisitions (net of cash acquired)	(2)	(758)	(71)
Purchases of investments	(985)	(1,296)	(1,472)
Proceeds from the sale of investments	1,140	1,487	1,317
Other investing activities	(1)	(12)	(36)
Cash used in investing activities	(3,226)	(3,734)	(2,496)
Financing activities:
Net change in short-term debt	(102)	105	(25)
Proceeds from issuance of long-term debt, net of discount	1,217	—	—
Repayment of long-term debt	(1,015)	(10)	(10)
Bond issuance costs	(9)	—	—
Proceeds from exercise of stock options	5	4	12
Payment of tax withholdings on certain stock-based compensation	(32)	(53)	(49)
Distributions to noncontrolling interests	(249)	(352)	(435)
Cash dividends	(512)	(522)	(515)
Acquisition of treasury stock	(700)	(2,217)	(1,554)
Proceeds from government incentives	77	—	—
Other financing activities	5	(13)	(17)
Cash used in financing activities	(1,315)	(3,058)	(2,593)
Effect of exchange rate changes on cash	9	(16)	3
(Decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(1,298)	(2,829)	2,026
Cash and cash equivalents and restricted cash and cash equivalents - beginning of year	3,558	6,387	4,361
Cash and cash equivalents and restricted cash and cash equivalents - end of year	$2,260	$3,558	$6,387
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(26)	$115	$1

See notes to consolidated financial statements.

NUCOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

1. Nature of Operations and Basis of Presentation

Nature of Operations

Nucor is principally a manufacturer of steel and steel products, as well as a scrap broker and processor, with operating facilities and customers primarily located in North America.

Principles of Consolidation

The consolidated financial statements include Nucor and its controlled subsidiaries, including Nucor-Yamato Steel Company (Limited Partnership) (“Nucor-Yamato”), California Steel Industries, Inc. (“CSI”), and Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). Nucor owns a 51% controlling interest in each of Nucor-Yamato, CSI and NJSM. All intercompany transactions are eliminated.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost, except for property, plant and equipment acquired through acquisitions, which is recorded at acquisition date fair value. With the exception of our natural gas wells, depreciation primarily is provided on a straight-line basis over the estimated useful lives of the assets. Depletion of all capitalized costs associated with our natural gas producing properties is expensed on a unit-of-production basis by individual field as the gas from the proved developed reserves is produced. The costs of acquiring unproved natural gas leasehold acreage are capitalized. When proved reserves are found on unproved properties, the associated leasehold cost is transferred to proved properties. Unproved leases are reviewed periodically for any impairment triggering event, and a valuation allowance is provided for any estimated decline in value. The costs of planned major maintenance activities are capitalized as part of other current assets and amortized over the period until the next scheduled major maintenance activity. All other repairs and maintenance activities are expensed when incurred.

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

Foreign Currency Translation

For Nucor’s operations where the functional currency is other than the U.S. dollar, assets and liabilities have been translated at year-end exchange rates, and income and expenses have been translated using average exchange rates for the respective periods. Adjustments resulting from the process of translating an entity’s financial statements into the U.S. dollar have been recorded in accumulated other comprehensive income (loss) and are included in net earnings only upon sale or liquidation of the underlying investments. Foreign currency transaction gains and losses are included in net earnings in the period in which they occur.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In December 2023, new accounting guidance was issued related to income tax disclosures. The new accounting guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. We adopted this new accounting guidance and applied the disclosure requirements on a prospective basis effective for the year ended December 31, 2025. The adoption of this new accounting guidance affects only our disclosures, with no impacts to our results of operations and financial condition.

3. Short-term Investments

Nucor held $439 million of short-term investments as of December 31, 2025 ($581 million as of December 31, 2024). The investments held as of December 31, 2025 and December 31, 2024 consisted mainly of certificates of deposit, commercial paper, corporate bonds, money market funds and U.S. government securities, which were classified as available-for-sale. Interest income was recorded as earned.

Realized and unrealized gains or losses on these investments have been deemed immaterial for disclosure by Nucor management.

Short-term investments have maturities of less than one year.

4. Accounts Receivable

An allowance for credit losses is maintained for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable are stated net of the allowance for credit losses of $81 million at December 31, 2025 ($115 million at December 31, 2024 and $127 million at December 31, 2023).

5. Inventories

Inventories consisted of approximately 35% raw materials and supplies and 65% finished and semi-finished products at December 31, 2025 (approximately 34% and 66%, respectively, at December 31, 2024). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

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

Supplemental statement of earnings information related to our leases is as follows (in millions):

		Year Ended December 31,
	Statement of Earnings Classification	2025	2024	2023
Operating lease cost	Cost of products sold	$30	$18	$27
Operating lease cost	Marketing, administrative and other expenses	3	11	3
Total operating lease cost		$33	$29	$30
Finance lease cost:
Amortization of leased assets	Cost of products sold	$22	$30	$19
Interest on lease liabilities	Interest expense, net	12	3	12
Total finance lease cost		$34	$33	$31
Total lease cost		$67	$62	$61

Supplemental cash flow information related to our leases is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$32	$30	$30
Operating cash flows from finance leases	$12	$11	$12
Financing cash flows from finance leases	$19	$14	$17
Non-cash investing and financing activities:
Additions to right-of-use assets obtained from
Operating lease liabilities	$36	$36	$27
Finance lease liabilities	$91	$15	$16

Supplemental balance sheet information related to our leases is as follows (in millions):

		December 31,
	Balance Sheet Classification	2025	2024
Assets:
Operating lease	Other assets	$118	$107
Finance lease	Property, plant and equipment, net	231	163
Total leased		$349	$270
Liabilities:
Current operating	Accrued expenses and other current liabilities	$26	$24
Current finance	Current portion of long-term debt and finance lease obligations	24	17
Non-current operating	Deferred credits and other liabilities	102	93
Non-current finance	Long-term debt and finance lease obligations due after one year	234	174
Total leased		$386	$308

Weighted-average remaining lease term and discount rate for our leases are as follows:

	December 31,
	2025	2024	2023
Weighted-average remaining lease term - operating leases	8.3 years	7.8 years	7.7 years
Weighted-average remaining lease term - finance leases	13.7 years	13.1 years	14.3 years
Weighted-average discount rate - operating leases	4.7%	4.5%	4.0%
Weighted-average discount rate - finance leases	8.0%	10.4%	11.7%

The reason for the substantial weighted-average discount rate – finance leases, of 8.0%, is due to Nucor’s past accounting for the respective finance leases under the former accounting guidance for capital leases. Pursuant to the former lease accounting guidance, the recognition of a capital lease asset and associated capital lease liability could not exceed the fair market value of the leased asset at the lease commencement. Accordingly, the incremental borrowing rate was adjusted upward so that the present value of the minimum lease payments would equal the fair value of the asset.

Maturities of lease liabilities by year for our leases were as follows as of December 31, 2025 (in millions):

	Operating Leases	Finance Leases
Maturities of lease liabilities, year ending December 31,
2026	$32	$34
2027	24	33
2028	21	33
2029	18	31
2030	13	28
Thereafter	50	199
Total lease payments	$158	$358
Less imputed interest	(30)	(100)
Present value of lease liabilities	$128	$258

7. Property, Plant and Equipment

Property, plant and equipment is carried at historical cost, net of accumulated depreciation. Net property, plant and equipment by major asset class consisted of the following (in millions):

	December 31,
	2025	2024
Land and improvements, net	$1,407	$1,257
Buildings and improvements	3,280	2,764
Machinery and equipment	18,770	17,431
Proved oil and gas properties	559	559
Leasehold interest in unproved oil and gas properties	96	96
Construction in process and equipment deposits	4,572	3,758
	28,684	25,865
Less accumulated depreciation	(13,378)	(12,622)
	$15,306	$13,243

The estimated useful lives primarily range from five to 25 years for land improvements, four to 40 years for buildings and improvements and two to 15 years for machinery and equipment. The useful life for proved oil and gas properties is based on the unit-of-production method and varies by well.

Included within property, plant and equipment, net, of the steel mills segment at December 31, 2025 is $220 million of assets, net of accumulated depreciation, related to our consolidated joint venture NJSM. During the fourth quarter of 2025, the Company determined that a triggering event occurred after review of NJSM’s most recent annual forecast. The Company performed an impairment assessment to determine if the carrying amount of NJSM exceeded its projected undiscounted cash flows. Upon completion of the assessment, the Company determined that the carrying amount did not exceed its projected undiscounted cash flows and no impairment charge was required. Nucor will continue to monitor NJSM’s financial performance. If NJSM’s financial performance underperforms its forecasts, management may determine that a triggering event has occurred and additional testing may be required.

8. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the years ended December 31, 2025 and 2024 by segment was as follows (in millions):

	Steel	Steel	Raw
	Mills	Products	Materials	Total
Balance, December 31, 2023	$675	$2,514	$780	$3,969
Acquisitions	—	318	17	335
Translation and other	—	(16)	—	(16)
Balance, December 31, 2024	675	2,816	797	4,288
Acquisitions	—	1	—	1
Translation and other	—	8	—	8
Balance, December 31, 2025	$675	$2,825	$797	$4,297

The majority of goodwill is not tax deductible.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following (in millions):

	December 31, 2025		December 31, 2024
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$4,444	$1,737	$4,444	$1,512
Trademarks and trade names	374	207	387	192
Other	142	136	129	122
	$4,960	$2,080	$4,960	$1,826

Intangible asset amortization expense was $254 million in 2025 ($262 million in 2024 and $238 million in 2023). Annual amortization expense is estimated to be $249 million in 2026, $246 million in 2027, $242 million in 2028, $209 million in 2029 and $189 million in 2030.

The Company completed its annual goodwill impairment testing as of the first day of the fourth quarter for each of 2025, 2024 and 2023 and concluded that as of each such date there was no impairment of goodwill for any of its reporting units.

There are no material historical accumulated impairment charges, by segment or in the aggregate, related to goodwill.

9. Equity Investments

The carrying value of our equity investments in domestic and foreign companies was $473 million at December 31, 2025 ($483 million at December 31, 2024), and is recorded in other assets in the consolidated balance sheets.

NuMit

Nucor owns a 50% economic and voting interest in NuMit LLC (“NuMit”). NuMit owns 100% of the equity interest in Steel Technologies LLC, an operator of 30 sheet processing facilities located throughout the United States, Canada and Mexico. Nucor accounts for its investment in NuMit (on a one-month lag basis) under the equity method, as control and risk of loss are shared equally between the members of NuMit. Nucor’s investment in NuMit was $427 million at December 31, 2025 ($438 million at December 31, 2024). Nucor received distributions of $46 million, $25 million and $33 million from NuMit during 2025, 2024 and 2023, respectively.

All Equity Investments

Nucor reviews its equity investments for impairment if and when circumstances indicate that a decline in fair value below their carrying amounts may have occurred. There were no triggering events that caused management to pursue additional testing of our equity method investments in 2025.

10. Current Liabilities

Book overdrafts, included in accounts payable in the consolidated balance sheets, were $145 million at December 31, 2025 ($146 million at December 31, 2024). Dividends payable, included in accrued expenses and other current liabilities in the consolidated balance sheets, were $129 million at December 31, 2025 ($129 million at December 31, 2024). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the consolidated balance sheets, was $233 million at December 31, 2025 ($231 million at December 31, 2024).

11. Debt and Other Financing Arrangements

	December 31,
(in millions)	2025	2024
Industrial revenue bonds due from 2026 to 2065 (1)	$1,569	$1,350
NJSM notes due from 2026 to 2029 (2)	75	80
Notes, 2.000%, due 2025	—	500
Notes, 3.950%, due 2025	—	500
Notes, 4.300%, due 2027	500	500
Term notes, 2.950%, due 2027 (3)	39	48
Notes, 3.950%, due 2028	500	500
Notes, 2.700%, due 2030	500	500
Notes, 4.650%, due 2030	500	—
Notes, 3.125%, due 2032	550	550
Notes, 5.100%, due 2035	500	—
Notes, 6.400%, due 2037	543	543
Notes, 5.200%, due 2043	338	338
Notes, 4.400%, due 2048	329	329
Notes, 3.850%, due 2052	550	550
Notes, 2.979%, due 2055	439	439
Finance lease obligations	258	191
Total long-term debt and finance lease obligations	7,190	6,918
Less premium on debt exchange	159	165
Less debt issuance costs	32	28
Total amounts outstanding	6,999	6,725
Less current maturities of long-term debt (2) (3)	66	1,025
Less current portion of finance lease obligations	24	17
Total long-term debt and finance lease obligations due after one year	$6,909	$5,683

(1)
The industrial revenue bonds had variable rates ranging from 2.60% to 3.00% at December 31, 2025 and 3.92% to 4.70% at December 31, 2024.
(2)
The NJSM notes relate to borrowings of NJSM under its General Financing Agreement and Promissory Note (the “NJSM Facility”). The maximum amount NJSM could borrow under the NJSM Facility was $80 million at December 31, 2025. The NJSM Facility is uncommitted. Borrowings under the NJSM Facility had variable rates ranging from 3.67% to 5.95% at December 31, 2025.
(3)
The term notes were assumed in conjunction with the acquisition of 51% ownership of CSI on February 1, 2022. The original principal amount of the notes was $101 million, with a fixed rate of 2.95% until September 30, 2026 when they will convert to a floating rate. Payments of $3 million are due quarterly along with accrued interest. The term notes mature on March 31, 2027.

Annual aggregate long-term debt, excluding finance lease obligations, was $6.93 billion at December 31, 2025. Annual aggregate long-term debt maturities are: $66 million in 2026, $532 million in 2027, $553 million in 2028, $75 million in 2029, $1.02 billion in 2030 and $4.69 billion thereafter.

Nucor's $2.25 billion revolving credit facility remains undrawn and has a maturity date of March 11, 2030. The unsecured revolving credit facility provides up to $2.25 billion in revolving loans and allows up to $500 million in additional commitments at Nucor’s election in accordance with the terms set forth in the credit agreement. Up to $100 million of the credit facility is available for the issuance of letters of credit and up to $500 million is available for the issuance of revolving loans for Nucor subsidiaries in accordance with the terms set forth in the credit agreement. The credit facility provides for a pricing grid based upon the credit rating of Nucor’s senior unsecured long-term debt and, alternatively, interest rates quoted by lenders in connection with competitive bidding. The credit facility includes customary financial and other covenants, including a limit on the ratio of funded debt to total capital of 60%, a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of December 31, 2025, Nucor’s funded debt to total capital ratio was 24.4%, and Nucor was in compliance with all covenants under the credit facility. No borrowings were outstanding under the credit facility as of December 31, 2025 and 2024.

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

In November 2025, Nucor issued $220 million in 40-year variable rate West Virginia Economic Development Authority IDRBs to partially fund the construction of the West Virginia sheet mill.

A business within the steel products segment has credit facilities totaling approximately $18 million, with no outstanding borrowings at December 31, 2025 and 2024.

The business of Nucor Trading S.A. is financed by uncommitted trade credit arrangements with a number of European banking institutions. As of December 31, 2025, Nucor Trading S.A. had outstanding borrowings of $33 million ($45 million as of December 31, 2024). NJSM maintains an uncommitted trade credit agreement with three banking institutions. As of December 31, 2025, NJSM had outstanding borrowings of $89 million ($180 million as of December 31, 2024) under the trade credit agreement. Nucor Trading S.A. and NJSM's credit arrangements are presented in short-term debt in the consolidated balance sheets.

Letters of credit totaling $94 million were outstanding as of December 31, 2025 ($59 million as of December 31, 2024), related to certain obligations, including workers’ compensation, utilities deposits and credit arrangements by Nucor Trading S.A. for commitments to purchase inventories.

12. Capital Stock

The par value of Nucor’s common stock is $0.40 per share and there are 800 million shares authorized. In addition, 250,000 shares of preferred stock, par value $4.00 per share, are authorized, with preferences, rights and restrictions as may be fixed by the Board of Directors. There are no shares of preferred stock issued or outstanding.

Dividends declared per share were $2.210 in 2025 ($2.170 per share in 2024 and $2.070 per share in 2023).

The Company repurchased approximately $700 million of its common stock in 2025 (approximately $2.22 billion in 2024 and $1.55 billion in 2023).

On February 20, 2026, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases, if any, depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. At December 31, 2025, the Company had approximately $406 million available for share repurchases under the previously authorized share repurchase program which was terminated by the Company’s Board of Directors in connection with the approval of the new authorization in February 2026.

13. Derivative Financial Instruments

The following tables summarize information regarding Nucor’s derivative financial instruments (in millions):

		Fair Value at
		December 31,
Fair Value of Derivative Financial Instruments	Consolidated Balance Sheet Location	2025	2024
Asset derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$—	$4
Commodity contracts	Other assets	—	2
Total asset derivatives designated as hedging instruments		—	6
Asset derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	—	1
Total asset derivatives		$—	$7

Liability derivatives designated as hedging instruments:
Commodity contracts	Accrued expenses and other current liabilities	$(17)	$(4)
Commodity contracts	Deferred credits and other liabilities	—	—
Total liability derivatives designated as hedging instruments		(17)	(4)
Liability derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	—	—
Total liability derivatives		$(17)	$(4)

The Effect of Derivative Financial Instruments on the Consolidated Statements of Earnings

Derivatives Designated as Hedging Instruments for the Year Ended December 31, (in millions)

					Amount of Gain or
					(Loss), Net of Tax,
		Amount of Gain or (Loss),			Reclassified from			Amount of Gain or (Loss),
	Statement of	Net of Tax, Recognized			Accumulated OCI into			Net of Tax, Recognized
Derivatives in Cash Flow	Earnings	in OCI on Derivatives			Earnings on Derivatives			in Earnings on Derivatives
Hedging Relationships	Location	(Effective Portion)			(Effective Portion)			(Ineffective Portion)
		2025	2024	2023	2025	2024	2023	2025	2024	2023
Commodity contracts	Cost of products sold	$(39)	$(6)	$(52)	$(25)	$(21)	$(12)	$—	$—	$—

At December 31, 2025, natural gas swaps covering approximately 20 million MMBTUs (extending through December 2028) were outstanding.

14. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and liabilities that are measured at fair value (in millions). Nucor does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
	Carrying	Markets for	Other	Significant
	Amount in	Identical	Observable	Unobservable
	Consolidated	Assets	Inputs	Inputs
Description	Balance Sheets	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2025
Assets:
Cash equivalents	$1,596	$1,596	$—	$—
Short-term investments	439	439	—	—
Derivative contracts	—	—	—	—
Other assets	102	23	—	79
Total assets	$2,137	$2,058	$—	$79
Liabilities:
Derivative contracts	$(17)	$—	$(17)	$—
As of December 31, 2024
Assets:
Cash equivalents	$2,821	$2,821	$—	$—
Short-term investments	581	581	—	—
Derivative contracts	7	—	7	—
Other assets	96	27	—	69
Total assets	$3,505	$3,429	$7	$69
Liabilities:
Derivative contracts	$(4)	$—	$(4)	$—

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

The fair value of short-term and long-term debt, including current maturities, was approximately $6.53 billion at December 31, 2025 (approximately $6.19 billion at December 31, 2024). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at December 31, 2025 and 2024, or similar debt with the same maturities, ratings and interest rates.

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

16. Stock-Based Compensation

Overview

The Company maintains the Nucor Corporation 2025 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) under which the Company may award stock-based compensation to employees, officers, consultants and non-employee directors. The Company’s stockholders approved the Omnibus Plan on May 8, 2025. The Omnibus Plan permits the award of stock options, appreciation rights, restricted share units, restricted shares, performance shares and performance units for up to 6.8 million shares of the Company’s common stock. As of December 31, 2025, 6.0 million shares remained available for award under the Omnibus Plan.

The Company also maintains a number of inactive plans, including the Nucor Corporation 2014 Omnibus Incentive Compensation Plan (the "2014 Plan"), under which stock-based awards remain outstanding but no further awards may be made. As of December 31, 2025, 1.6 million shares were reserved for issuance upon the future settlement of outstanding awards under such inactive plans.

Stock Options

Stock options may be granted to employees, officers, consultants and non-employee directors with exercise prices at 100% of the market value on the date of the grant. The stock options granted are generally exercisable at the end of three years and have a term of 10 years.

A summary of activity under Nucor’s stock option plans is as follows (shares in thousands):

	Year Ended December 31,
	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Number of shares under stock options:
Outstanding at beginning of year	724	$89.06	718	$78.33	837	$66.76
Granted	138	$109.36	73	$168.85	91	$133.03
Exercised	(40)	$120.91	(64)	$55.84	(210)	$55.85
Canceled	—	$—	(3)	$168.85	—	$—
Outstanding at end of year	822	$90.92	724	$89.06	718	$78.33
Stock options exercisable at end of year	562	$72.95	490	$63.65	433	$48.33

The total intrinsic value of stock options (the amount by which the stock price exceeded the exercise price of the stock option on the date of exercise) that were exercised during 2025 was $1 million ($9 million in 2024 and $25 million in 2023).

The following table summarizes information about stock options outstanding at December 31, 2025 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining Contractual	Average Exercise	Number	Average Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$40.00 - $70.00	355	4.2 years	$44.06	355	$44.06
$70.01 - $100.00	—	0.0 years	$—	—	$—
$100.01 - $130.00	234	7.6 years	$110.00	108	$110.74
$130.01 - $160.00	163	6.9 years	$131.85	88	$130.84
$160.01 - $168.85	70	7.6 years	$168.85	11	$168.85

$40.00 - $168.85	822	6.0 years	$90.92	562	$72.95

As of December 31, 2025, the total aggregate intrinsic value of stock options outstanding and stock options exercisable was $60 million and $51 million, respectively.

The grant date fair value of stock options granted was $41.01 per share in 2025 ($67.83 per share in 2024 and $49.62 per share in 2023). The fair value was estimated using the Black-Scholes options pricing model with the following assumptions:

	2025	2024	2023
Exercise price	$109.36	$168.85	$133.03
Expected dividend yield	2.01%	1.28%	1.53%
Expected stock price volatility	39.29%	37.69%	37.55%
Risk-free interest rate	4.18%	4.52%	3.66%
Expected life (years)	6.5	6.5	6.5

Stock options granted to employees who are eligible for retirement on the date of the grant are expensed immediately since these awards vest upon retirement from the Company. Retirement, for purposes of vesting in these stock options, means termination of employment after satisfying age and years of service requirements. Similarly, stock options granted to employees who will become retirement-eligible prior to the end of the vesting term are expensed over the period through which the employee will become retirement-eligible. Compensation expense for stock options granted to employees who will not become retirement-eligible prior to the end of the vesting term is recognized on a straight-line basis over the vesting period. Compensation expense for stock options was $5 million in 2025 ($5 million in 2024 and 2023). As of December 31, 2025, unrecognized compensation expense related to stock options was $2 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units

Nucor grants restricted stock units (“RSUs”) annually to key employees, officers and non-employee directors. The RSUs granted to key employees and officers vest and are converted to common stock in three equal installments on each of the first three anniversaries of the grant date, provided that a portion of the RSUs awarded to an officer prior to 2018 vest only upon the officer’s retirement. Retirement, for purposes of vesting in these RSUs only, means termination of employment with approval of the Compensation and Executive Development Committee of the Board of Directors after satisfying age and years of service requirements. RSUs granted to a non-employee director are fully vested on the grant date and are payable to the non-employee director in the form of common stock after the termination of the director’s service on the Board of Directors.

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

The fair value of an RSU is determined based on the closing price of Nucor’s common stock on the date of the grant.

A summary of Nucor’s RSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2025		2024		2023
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Restricted stock units:
Unvested at beginning of year	1,021	$144.89	947	$124.89	1,003	$98.66
Granted	624	$109.36	749	$168.85	831	$133.03
Vested	(719)	$132.41	(651)	$143.20	(873)	$102.79
Canceled	(27)	$139.64	(24)	$149.59	(14)	$106.76
Unvested at end of year	899	$130.37	1,021	$144.89	947	$124.89

Compensation expense for RSUs was $87 million in 2025 ($106 million in 2024 and $88 million in 2023). The total fair value of shares vested during 2025 was $83 million ($110 million in 2024 and $121 million in 2023). As of December 31, 2025, unrecognized compensation expense related to unvested RSUs was $78 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Awards

The Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the 2014 Plan and the Omnibus Plan, the “LTIP”) provides for the award of shares of restricted common stock at the end of each LTIP performance measurement period at no cost to officers if certain financial performance goals are met during the period. One-third of the LTIP restricted stock award vests upon each of the first three anniversaries of the award date or, if earlier, upon the officer’s attainment of age 55 while employed by Nucor. Although participants are entitled to cash dividends and may vote such awarded shares, the sale or transfer of such shares is limited during the restricted period.

The Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the 2014 Plan and the Omnibus Plan, the “AIP”) provides for the payment of annual cash incentive awards. An AIP participant may elect, however, to defer payment of up to one-half of an AIP award. In such event, the deferred AIP award is converted into common stock units and credited with a deferral incentive, in the form of additional common stock units, equal to 25% of the number of common stock units attributable to the deferred AIP award. Common stock units attributable to deferred AIP awards are fully vested. Common stock units credited as a deferral incentive vest upon the AIP participant’s attainment of age 55 while employed by Nucor. Vested common stock units are paid to AIP participants in the form of shares of common stock following their termination of employment with Nucor.

A summary of Nucor’s restricted stock activity under the AIP and the LTIP is as follows (shares in thousands):

	Year Ended December 31,
	2025		2024		2023
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	248	$169.36	210	$145.55	209	$108.55
Granted	267	$133.46	421	$187.54	414	$171.38
Vested	(312)	$148.12	(383)	$175.06	(406)	$152.68
Canceled	—	$—	—	$—	(7)	$154.05
Unvested at end of year	203	$154.81	248	$169.36	210	$145.55

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $41 million in 2025 ($21 million in 2024 and $38 million in 2023). The total fair value of shares vested during 2025 was $42 million ($71 million in 2024 and $69 million in 2023). As of December 31, 2025, unrecognized compensation expense related to unvested restricted stock awards was $6 million, which is expected to be recognized over a weighted-average period of 1.5 years.

17. Employee Benefit Plans

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $256 million in 2025 ($298 million in 2024 and $611 million in 2023). The related liability for these benefits is included in salaries, wages and related accruals in the consolidated balance sheets.

Nucor also has a medical plan covering certain eligible early retirees. The unfunded obligation, included in deferred credits and other liabilities in the consolidated balance sheets, totaled $41 million at December 31, 2025 ($35 million at December 31, 2024). The (benefit) expense associated with this early retiree medical plan totaled $(1) million in 2025 ($3 million in 2024 and $0.3 million in 2023). The discount rate used by Nucor in determining its benefit obligation was 5.6% in 2025 (5.7% in 2024 and 5.0% in 2023). The health care cost increase trend rate used was 7.3% in 2025 (6.3% in 2024 and 6.8% in 2023). The health care cost increase trend rate is projected to decline gradually to 4.0% by 2051.

18. Interest Expense (Income)

The components of net interest expense (income) are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest expense	$170	$228	$246
Interest income	(111)	(258)	(276)
Interest expense (income), net	$59	$(30)	$(30)

Interest paid was $281 million in 2025 ($256 million in 2024 and $257 million in 2023).

19. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. Nucor has reflected the enactment of the OBBBA in the 2025 financial statements as required by accounting principles generally accepted in the United States. The impact of the OBBBA on Nucor's provision for income taxes was immaterial.

Components of earnings before income taxes and noncontrolling interests are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$2,514	$2,884	$6,204
Foreign	54	18	69
	$2,568	$2,902	$6,273

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$306	$587	$1,128
State	39	77	194
Foreign	24	35	17
Total current	369	699	1,339
Deferred:
Federal	145	(108)	20
State	15	(7)	(19)
Foreign	1	(1)	20
Total deferred	161	(116)	21
Total provision for income taxes	$530	$583	$1,360

As further described in Note 2, Summary of Significant Accounting Policies, Nucor has adopted the new guidance related to income tax disclosures on a prospective basis. The following table is a reconciliation of the federal statutory rate (21%) to the total provision for the year ended December 31, 2025 in accordance with the new guidance for income tax disclosures (dollars in millions).

	Year Ended December 31, 2025
U.S. federal statutory tax rate	$539	21.00%
State and local income taxes, net of federal income tax effect (1)	63	2.45%
Foreign tax effects	14	0.55%
Effect of changes in tax laws or rates enacted in the current period	—	0.00%
Effect of cross-border tax laws	(2)	-0.08%
Tax credits	(9)	-0.35%
Nontaxable or nondeductible items
Noncontrolling interest	(69)	-2.70%
Other nontaxable or nondeductible items	22	0.86%
Changes in unrecognized tax benefits	(30)	-1.17%
Other adjustments	2	0.08%
Provision for income taxes	$530	20.64%

(1)
State taxes in California, Arkansas, Nebraska, Alabama, Georgia, Illinois and Tennessee made up the majority (greater than 50%) of the tax effect in this category.

The following table is a reconciliation of the federal statutory rate (21%) to the total provision for the years ended December 31, 2024 and 2023 as previously reported and unadjusted for the new guidance for income tax disclosures:

	Year Ended December 31,
	2024	2023
Taxes computed at statutory rate	21.00%	21.00%
State income taxes, net of federal income tax benefit	1.79%	2.14%
Federal research credit	-1.55%	-0.51%
Equity in losses of foreign joint venture	0.00%	0.17%
Foreign rate differential	-0.10%	0.10%
Foreign valuation allowance	1.13%	0.08%
Noncontrolling interests	-2.33%	-1.27%
Other, net	0.15%	-0.03%
Provision for income taxes	20.09%	21.68%

For the year ended December 31, 2025, the effective tax rate on continuing operations was 20.64% compared to 20.09% for the year ended December 31, 2024.

Current federal and state income taxes receivable included in other current assets in the consolidated balance sheets were $83 million at December 31, 2025 ($218 million at December 31, 2024). In 2025, Nucor paid $190 million in net federal income taxes, $22 million in net state income taxes and $47 million in net foreign income taxes (of which $32 million was paid to Canada). Net income tax payments of $508 million and $1.06 billion were paid in 2024 and 2023, respectively, to federal, state and foreign jurisdictions.

Deferred tax assets and liabilities resulted from the following (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Accrued liabilities and reserves	$262	$248
Allowance for doubtful accounts	35	40
Inventory	83	87
Research and development expenditures	12	207
Post-retirement benefits	12	9
Hedges	4	—
Net operating loss carryforward	134	113
Tax credit carryforwards	255	127
Other deferred tax assets	18	14
Valuation allowance (1)	(275)	(152)
Total deferred tax assets	540	693
Deferred tax liabilities:
Holdbacks and amounts not due under contracts	(14)	(12)
Hedges	—	(1)
Intangibles	(681)	(690)
Property, plant and equipment	(1,103)	(1,085)
Other deferred tax liabilities	(50)	(53)
Book/Tax differences on debt modifications	(41)	(44)
Total deferred tax liabilities	(1,889)	(1,885)
Total net deferred tax liabilities	$(1,349)	$(1,192)

(1)
The increase in the valuation allowance is primarily related to state tax credits awarded during 2025 for which realization was determined to be unlikely.

Non-current deferred tax assets included in other assets in the consolidated balance sheets were $30 million at December 31, 2025 ($44 million at December 31, 2024). Non-current deferred tax liabilities included in deferred credits and other liabilities in the consolidated balance sheets were $1.38 billion at December 31, 2025 ( $1.24 billion at December 31, 2024).

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

State net operating loss ("NOL") carryforwards were $230 million at December 31, 2025 ($200 million at December 31, 2024). If unused, they will expire between 2026 and 2045. Foreign NOL carryforwards were $402 million at December 31, 2025 ($355 million at December 31, 2024). If unused, the foreign NOL carryforwards will expire between 2026 and 2035.

At December 31, 2025, Nucor had approximately $173 million of unrecognized tax benefits, of which $173 million would affect Nucor's effective tax rate, if recognized. At December 31, 2024, Nucor had approximately $212 million of unrecognized tax benefits, of which $209 million would affect Nucor's effective tax rate, if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits recorded in deferred credits and other liabilities in the consolidated balance sheets is as follows (in millions):

	December 31,
	2025	2024	2023
Balance at beginning of year	$212	$188	$142
Additions based on tax positions related to current year	11	31	44
Reductions based on tax positions related to current year	—	—	—
Additions based on tax positions related to prior years	—	7	10
Reductions based on tax positions related to prior years	(13)	(8)	(1)
Reductions due to settlements with taxing authorities	—	—	—
Reductions due to statute of limitations lapse	(37)	(6)	(7)
Balance at end of year	$173	$212	$188

During 2025, Nucor recognized $1 million of expense in interest and penalties ($12 million of expense in 2024 and $10 million of expense in 2023). The interest and penalties are included in interest expense, net and marketing, administrative and other expenses, respectively, in the consolidated statements of earnings. As of December 31, 2025, Nucor had approximately $49 million of accrued interest and penalties related to uncertain tax positions (approximately $50 million as of December 31, 2024). The accrued interest and penalties are included in accrued expenses and other current liabilities and deferred credits and other liabilities, respectively, in the consolidated balance sheets.

Nucor has concluded U.S. federal income tax matters for tax years through 2021. The tax years 2022 through 2024 remain open to examination by the Internal Revenue Service. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. The tax years 2017 through 2024 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

20. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component (in millions):

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2024	$1	$(220)	$11	$(208)
Other comprehensive income (loss) before reclassifications	(39)	34	(6)	(11)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	25	—	—	25
Net current-period other comprehensive income (loss)	(14)	34	(6)	14
December 31, 2025	$(13)	$(186)	$5	$(194)

(1)
Includes $25 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts. The tax impact of this reclassification was $8.

	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
December 31, 2023	$(14)	$(159)	$11	$(162)
Other comprehensive income (loss) before reclassifications	(6)	(61)	—	(67)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	21	—	—	21
Net current-period other comprehensive income (loss)	15	(61)	—	(46)
December 31, 2024	$1	$(220)	$11	$(208)

(2)
Includes $21 and $(0) net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts and adjustment to early retiree medical plan, respectively. The tax impacts of these reclassifications were $7 and $(0), respectively.

21. Earnings Per Share

The computations of basic and diluted net earnings per share are as follows (in millions, except per share data):

Year Ended December 31,	2025	2024	2023
Basic net earnings per share:
Basic net earnings	$1,744	$2,027	$4,525
Earnings allocated to participating securities	(7)	(9)	(17)
Net earnings available to common stockholders	$1,737	$2,018	$4,508
Basic average shares outstanding	230.7	238.3	249.8
Basic net earnings per share	$7.53	$8.47	$18.05
Diluted net earnings per share:
Diluted net earnings	$1,744	$2,027	$4,525
Earnings allocated to participating securities	(7)	(9)	(17)
Net earnings available to common stockholders	$1,737	$2,018	$4,508
Diluted average shares outstanding:
Basic average shares outstanding	230.7	238.3	249.8
Dilutive effect of stock options and other	0.3	0.2	0.6
	231.0	238.5	250.4
Diluted net earnings per share	$7.52	$8.46	$18.00

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (shares in thousands):

Year Ended December 31,	2025	2024	2023
Anti-dilutive stock options:
Weighted-average shares	164	35	—
Weighted-average exercise price	$147.70	$168.85	$—

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

Segment results are regularly reviewed by the Company's Chief Operating Decision Makers ("CODMs"), the Chief Executive Officer and the Chief Operating Officer, to manage the business, make decisions about resources to be allocated to the segments and to assess performance. The measure of profit and loss that is used by the CODMs to assess segment performance and to allocate resources is earnings before income taxes and noncontrolling interests by segment (“segment earnings”). Our CODMs evaluate each segment’s performance based on metrics such as net sales, segment earnings and other key financial indicators, guiding strategic decisions to align with company-wide goals.

Segment cost of products sold is considered a significant segment expense and is regularly provided to the CODMs. Segment cost of products sold includes amounts related to both net sales to external customers and intercompany sales.

In 2025, we recast the following "results by segment" tables for the reclassification of the elimination of intrasegment sales from DJJ’s scrap processing operations to DJJ’s scrap brokerage operations. We made this change so that the presentation of other segment items for the raw materials segment would be more consistent with other segment items in the steel mills and steel products segments, which consist of other segment expenses that are not considered significant. This reclassification was applied to all periods presented and did not have an impact on segment earnings before income taxes and noncontrolling interests for the raw materials segment.

Nucor’s results by segment were as follows (in millions):

	2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$20,003	$10,327	$2,164	$32,494
Intercompany sales	5,067	642	10,606	16,315
Total Sales	25,070	10,969	12,770	48,809
Reconciliation of Sales
Elimination of intercompany sales				(16,315)
Net sales to external customers				32,494
Less:
Cost of products sold	22,581	9,356	12,563	44,500
Other segment items	106	384	54	544
Segment earnings before income taxes and noncontrolling interests	2,383	1,229	153	3,765
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(1,197)
Earnings before income taxes and noncontrolling interests				$2,568

	2024
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$18,734	$10,085	$1,915	$30,734
Intercompany sales	4,309	553	9,312	14,174
Total Sales	23,043	10,638	11,227	44,908
Reconciliation of Sales
Elimination of intercompany sales				(14,174)
Net sales to external customers				30,734
Less:
Cost of products sold	20,766	8,644	11,028	40,438
Other segment items	51	398	159	608
Segment earnings before income taxes and noncontrolling interests	2,226	1,596	40	3,862
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(960)
Earnings before income taxes and noncontrolling interests				$2,902

	2023
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$20,093	$12,759	$1,862	$34,714
Intercompany sales	4,812	456	10,259	15,527
Total Sales	24,905	13,215	12,121	50,241
Reconciliation of Sales
Elimination of intercompany sales				(15,527)
Net sales to external customers				34,714
Less:
Cost of products sold	21,120	9,357	11,787	42,264
Other segment items	73	414	80	567
Segment earnings before income taxes and noncontrolling interests	3,712	3,444	254	7,410
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(1,137)
Earnings before income taxes and noncontrolling interests				$6,273

	Year Ended December 31,
	2025	2024	2023
Depreciation expense:
Steel mills	$810	$728	$611
Steel products	182	150	131
Raw materials	211	197	174
Corporate	23	19	15
	$1,226	$1,094	$931
Amortization expense:
Steel mills	$8	$8	$8
Steel products	217	226	202
Raw materials	29	28	28
	$254	$262	$238
Segment assets:
Steel mills	$18,354	$16,582	$15,407
Steel products	11,770	11,235	10,915
Raw materials	4,013	3,656	3,547
Corporate/eliminations	967	2,467	5,471
	$35,104	$33,940	$35,340
Capital expenditures:
Steel mills	$2,270	$2,238	$1,440
Steel products	576	497	367
Raw materials	383	478	353
Corporate	167	75	55
	$3,396	$3,288	$2,215

In 2025, we recast the following 'net sales by product' table to combine the net sales of our joist and deck operations into one product group to align with how management currently manages that business. This change was made for all periods presented and did not impact the steel products segment’s sales or segment earnings before income taxes and noncontrolling interests.

Net sales by product were as follows (in millions). Further product group breakdown is impracticable.

	Year Ended December 31,
	2025	2024	2023
Net sales to external customers:
Sheet	$9,156	$9,248	$9,147
Bar	5,723	5,190	5,994
Structural	2,632	2,276	2,429
Plate	2,492	2,020	2,523
Tubular Products	1,429	1,292	1,588
Rebar Fabrication	1,910	1,777	2,182
Joist and Deck	2,217	2,228	3,924
Building Systems	1,249	1,347	1,376
Other Steel Products	3,522	3,441	3,689
Raw Materials	2,164	1,915	1,862
	$32,494	$30,734	$34,714

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

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $243 million as of December 31, 2025 ($200 million as of December 31, 2024), and the vast majority are included in accrued expenses and other current liabilities in the consolidated balance sheets. The amount of revenue recognized from the December 31, 2024 contract liabilities balance during 2025 was approximately $119 million.

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

Rebar Fabrication – The majority of rebar fabrication revenue is derived from contracts with customers for the supply of fabricated rebar. As the majority of contracts with customers are fixed price contracts to complete a job, control transfers over time and revenue is recognized (if collection is reasonably assured) over time using an input method, based on the amount of rebar shipped from the Company’s operating locations relative to the total expected amount of rebar required to complete the job.

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

Other Steel Products – Other steel products include our joist and deck, cold finish, metal building systems, insulated metal panels, piling, door technologies, towers and structures, and the other remaining businesses that make up the steel products segment. Generally, for these businesses, we transfer control and recognize a sale when we ship the product from our operating locations to our customers. The amount of consideration we receive and revenue we recognize for those sales are agreed upon with the customers before the product is shipped.

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

24. Acquisitions

Acquisition of Rytec Corporation

On July 23, 2024, Nucor used cash on hand to acquire the assets of Rytec Corporation ("Rytec") for a purchase price, net of cash and debt acquired, of approximately $565 million. Rytec is a manufacturer and seller of high-performance overhead doors. Rytec produces spiral metal doors for warehouses, manufacturing facilities, auto dealerships, and parking garages, as well as durable fabric doors that are used in cold storage, manufacturing and clean room applications. We believe this acquisition will help Nucor and C.H.I. Overhead Doors, LLC continue to grow their sales to the commercial market. The Rytec financial results were included as part of the steel products segment (see Note 22) beginning on July 23, 2024, the date Nucor acquired Rytec.

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

Other Acquisitions

Other smaller acquisitions, exclusive of purchase price adjustments made and net of cash acquired, totaled approximately $193 million and $71 million in 2024 and 2023, respectively. Pro-forma results of operations for the Company would not be materially different if the aggregate acquisitions made during 2024 and 2023 were included and, therefore, this information is not presented.

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

Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report on Internal Control Over Financial Reporting – Management’s report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and the attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of Nucor’s internal control over financial reporting as of December 31, 2025 are included in “Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.

Item 9B. Other Information.

Insider Trading Arrangements - During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to Nucor’s executive officers appears in Part I of this report under the heading Information About Our Executive Officers and is incorporated herein by reference. The other information required by this item is incorporated herein by reference from Nucor’s definitive proxy statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2025 (the “Proxy Statement”), under the headings Election of Directors; Information Concerning Experience, Qualifications, Attributes and Skills of the Nominees; Corporate Governance and Board of Directors; and Delinquent Section 16(a) Reports.

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

•
Management’s Report on Internal Control Over Financial Reporting
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets—December 31, 2025 and 2024
•
Consolidated Statements of Earnings—Years Ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Comprehensive Income—Years Ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Cash Flows—Years Ended December 31, 2025, 2024 and 2023
•
Notes to Consolidated Financial Statements

Schedule II is not presented as all applicable information is presented in the consolidated financial statements and notes thereto.

Exhibits:

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))

3(i)	Bylaws of Nucor Corporation as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))

4	Description of Securities of Nucor Corporation (incorporated by reference to Exhibit 4 to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04119))

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

4(xii)	Form of 6.400% Notes due 2037 (included in Exhibit 4(iii) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed December 4, 2007 (File No. 001-04119))

4(xiii)	Form of 5.200% Notes due 2043 (included in Exhibit 4(iv) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed July 29, 2013 (File No. 001-04119))

4(xiv)	Form of 3.950% Notes due 2028 (included in Exhibit 4(vi) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xv)	Form of 4.400% Notes due 2048 (included in Exhibit 4(vi) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed April 26, 2018 (File No. 001-04119))

4(xvi)	Form of 2.700% Notes due 2030 (included in Exhibit 4(vii) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 22, 2020 (File No. 001-04119))

4(xvii)	Form of 2.979% Notes due 2055 (included in Exhibit 4(viii) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed December 7, 2020 (File No. 001-04119))

4(xviii)	Form of 3.125% Notes due 2032 (included in Exhibit 4(ix) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(xix)	Form of 3.850% Notes due 2052 (included in Exhibit 4(ix) above) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed March 11, 2022 (File No. 001-04119))

4(xx)	Form of 4.300% Notes due 2027 (included in Exhibit 4(x) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 23, 2022 (File No. 001-04119))

4(xxi)	Form of 4.650% Notes due 2030 (included in Exhibit 4(xi) above) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed March 5, 2025 (File No. 001-04119))

4(xxii)	Form of 5.100% Notes due 2035 (included in Exhibit 4(xi) above) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 5, 2025 (File No. 001-04119))

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

10(vi)	Nucor Corporation 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 24, 2025 (File No. 001-04119)) (#)

10(vii)*	Senior Officers Annual Incentive Plan (Supplement to 2025 Omnibus Incentive Compensation Plan), effective December 2, 2025 (#)

10(viii)*	Senior Officers Long-Term Incentive Plan (Supplement to 2025 Omnibus Incentive Compensation Plan), effective December 2, 2025 (#)

10(ix)

Senior Officers Annual Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan), as amended and restated effective February 21, 2022 (included in Exhibit 10(iv) above) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(x)

Senior Officers Long-Term Incentive Plan (Supplement to 2014 Omnibus Incentive Compensation Plan), as amended and restated effective February 21, 2022 (included in Exhibit 10(iv) above) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(xi)

Senior Officers Annual Incentive Plan, as amended and restated effective January 1, 2013, for awards granted prior to January 1, 2018 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(xii)

Senior Officers Long-Term Incentive Plan, as amended and restated effective January 1, 2013, for awards granted prior to January 1, 2018 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed March 27, 2013 (File No. 001-04119)) (#)

10(xiii)

Form of Restricted Stock Unit Award Agreement – time-vested awards (incorporated by reference to Exhibit 10(iv) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(xiv)

Form of Restricted Stock Unit Award Agreement – retirement-vested awards (incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-04119)) (#)

10(xv)

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended April 1, 2006 (File No. 001-04119)) (#)

10(xvi)

Form of Award Agreement for Annual Stock Option Grants used for awards granted prior to May 8, 2014 (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-04119)) (#)

10(xvii)

Form of Award Agreement for Annual Stock Option Grants used for awards granted after May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2014 (File No. 001-04119)) (#)

10(xviii)

Form of Restricted Share Unit Award Agreement used for awards granted after February 21, 2022 – time-vested awards (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(xix)

Form of Award Agreement for Annual Stock Option Grants used for awards granted after February 21, 2022 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 (File No. 001-04119)) (#)

10(xx)

Form of Restricted Share Unit Award Agreement (time-vested awards) to be used for awards granted after May 8, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 14, 2025 (File No. 001-04119)) (#)

10(xxi)

Form of Restricted Share Unit Award Agreement for Non-Employee Directors to be used for awards granted after May 8, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 14, 2025 (File No. 001-04119)) (#)

10(xxii)

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

10(xxv)

Amended and Restated Executive Employment Agreement of Leon J. Topalian (incorporated by reference to Exhibit 10(xx) to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04119)) (#)

10(xxvi)	Executive Employment Agreement of D. Chad Utermark (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed February 19, 2020 (File No. 001-04119)) (#)

10(xxvii)

Amended and Restated Executive Employment Agreement of D. Chad Utermark (incorporated by reference to Exhibit 10(xxii) to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04119)) (#)

10(xxviii)	Executive Employment Agreement of Allen C. Behr (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended July 4, 2020 (File No. 001-04119)) (#)

10(xxix)

Amended and Restated Executive Employment Agreement of Allen C. Behr (incorporated by reference to Exhibit 10(xxiv) to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04119)) (#)

10(xxx)	Executive Employment Agreement of David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed January 5, 2021 (File No. 001-04119)) (#)

10(xxxi)	Executive Employment Agreement of Douglas J. Jellison (incorporated by reference to Exhibit 10(xxx) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxxii)	Executive Employment Agreement of Gregory J. Murphy (incorporated by reference to Exhibit 10(xxxi) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxxiii)	Executive Employment Agreement of Daniel R. Needham (incorporated by reference to Exhibit 10(xxxii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxxiv)	Executive Employment Agreement of K. Rex Query (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-04119)) (#)

10(xxxv)	Executive Employment Agreement of Stephen D. Laxton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed March 4, 2022 (File No. 001-04119)) (#)

10(xxxvi)

Amended and Restated Executive Employment Agreement of Stephen D. Laxton (incorporated by reference to Exhibit 10(xxxi) to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04119)) (#)

10(xxxvii)	Executive Employment Agreement of John J. Hollatz (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 (File No. 001-04119)) (#)

10(xxxviii)

Amended and Restated Executive Employment Agreement of John J. Hollatz (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04119)) (#)

10(xxxix)	Executive Employment Agreement of Noah C. Hanners (incorporated by reference to Exhibit 10(xxxiii) to the Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-04119)) (#)

10(xl)

Amended and Restated Executive Employment Agreement of Noah C. Hanners (incorporated by reference to Exhibit 10(xxxv) to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04119)) (#)

10(xli)	Executive Employment Agreement of Brad Ford (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended July 3, 2023 (File No. 001-04119)) (#)

10(xlii)

Amended and Restated Executive Employment Agreement of Brad Ford (incorporated by reference to Exhibit 10(xxxvii) to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04119)) (#)

10(xliii)	Executive Employment Agreement of Randy J. Spicer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 (File No. 001-04119)) (#)

10(xliv)	Executive Employment Agreement of Benjamin M. Pickett (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 5, 2025 (File No. 001-04119)) (#)

10(xlv)	Executive Employment Agreement of Thomas J. Batterbee (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2025 (File No. 001-04119)) (#)

10(xlvi)

Retirement, Separation, Waiver and Release Agreement, dated as of May 6, 2025, by and between Nucor Corporation and Gregory J. Murphy (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2025 (File No. 001-04119)) (#)

10(xlvii)

Retirement, Separation, Waiver and Release Agreement, dated as of May 7, 2025, by and between Nucor Corporation and Chad Utermark (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended July 5, 2025 (File No. 001-04119)) (#)

10(xlviii)

Nucor Corporation Supplemental Retirement Plan for Executive Officers, as amended and restated effective December 15, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 15, 2023 (File No. 001-04119)) (#)

19	Nucor Corporation Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-04119))

21*	Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm

24*	Power of Attorney (included on signature page)

31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i)*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(i)**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97

Nucor Corporation Executive Officer Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-04119))

101*

Financial Statements from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2025, filed February 25, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page from the Annual Report on Form 10-K of Nucor Corporation for the year ended December 31, 2025, filed February 25, 2026, formatted in Inline XBRL (included in Exhibit 101).

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
Chair and Chief Executive Officer

Dated: February 25, 2026

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

/s/ Leon J. Topalian	/s/ Norma B. Clayton
Leon J. Topalian Chair and Chief Executive Officer (Principal Executive Officer)	Norma B. Clayton Director

/s/ Stephen D. Laxton	/s/ Patrick J. Dempsey
Stephen D. Laxton President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	Patrick J. Dempsey Director

/s/ Michael D. Keller	/s/ Nicholas C. Gangestad
Michael D. Keller Vice President and Corporate Controller (Principal Accounting Officer)	Nicholas C. Gangestad Director

/s/ Christopher J. Kearney
Christopher J. Kearney Lead Director

/s/ Laurette T. Koellner
Laurette T. Koellner Director

/s/ Michael W. Lamach
Michael W. Lamach Director

/s/ Nadja Y. West
Nadja Y. West Director

Dated: February 25, 2026