Form 10-Q
period 2026-04-04
NUCOR CORP
filed 2026-05-13
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

Yes ☐ No ☒

227,740,950 shares of the registrant’s common stock were outstanding at April 4, 2026.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended April 4, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In millions, except per share data)

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Net sales	$9,496	$7,830
Costs, expenses and other:
Cost of products sold	7,995	7,225
Marketing, administrative and other expenses	378	281
Equity in earnings of unconsolidated affiliates	(7)	(4)
Losses and impairments of assets	15	29
Interest expense, net	19	14
	8,400	7,545
Earnings before income taxes and noncontrolling interests	1,096	285
Provision for income taxes	226	59
Net earnings before noncontrolling interests	870	226
Earnings attributable to noncontrolling interests	127	70
Net earnings attributable to Nucor stockholders	$743	$156
Net earnings per share:
Basic	$3.23	$0.67
Diluted	$3.23	$0.67
Average shares outstanding:
Basic	228.9	232.7
Diluted	229.3	232.9

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Net earnings before noncontrolling interests	$870	$226
Other comprehensive (loss) income:
Net unrealized (loss) gain on hedging derivatives, net of income taxes of $(6) and $3 for the first quarter of 2026 and 2025, respectively	(17)	10
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $5 and $1 for the first quarter of 2026 and 2025, respectively	15	3
Foreign currency translation loss, net of income taxes of $0 for the first quarter of 2026 and 2025	(10)	(3)
	(12)	10
Comprehensive income	858	236
Comprehensive income attributable to noncontrolling interests	127	70
Comprehensive income attributable to Nucor stockholders	$731	$166

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	April 4, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,226	$2,260
Short-term investments	255	439
Accounts receivable, net	3,567	3,105
Inventories, net	5,644	5,462
Other current assets	396	499
Total current assets	12,088	11,765
Property, plant and equipment, net	15,596	15,306
Goodwill	4,295	4,297
Other intangible assets, net	2,817	2,880
Other assets	839	856
Total assets	$35,635	$35,104
LIABILITIES
Current liabilities:
Short-term debt	$134	$122
Current portion of long-term debt and finance lease obligations	113	90
Accounts payable	2,109	1,890
Salaries, wages and related accruals	701	882
Accrued expenses and other current liabilities	1,110	1,020
Total current liabilities	4,167	4,004
Long-term debt and finance lease obligations due after one year	6,877	6,909
Deferred credits and other liabilities	2,043	2,067
Total liabilities	13,087	12,980
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152	152
Additional paid-in capital	2,274	2,253
Retained earnings	32,118	31,504
Accumulated other comprehensive loss, net of income taxes	(206)	(194)
Treasury stock	(12,885)	(12,779)
Total Nucor stockholders' equity	21,453	20,936
Noncontrolling interests	1,095	1,188
Total equity	22,548	22,124
Total liabilities and equity	$35,635	$35,104

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Operating activities:
Net earnings before noncontrolling interests	$870	$226
Adjustments:
Depreciation	321	303
Amortization	63	65
Impairment of assets	15	12
Stock-based compensation	30	26
Deferred income taxes	(34)	(31)
Distributions from affiliates	6	6
Equity in earnings of unconsolidated affiliates	(7)	(4)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(463)	(291)
Inventories	(183)	(150)
Accounts payable	226	378
Federal income taxes	78	72
Salaries, wages and related accruals	(168)	(308)
Other operating activities	132	60
Cash provided by operating activities	886	364
Investing activities:
Capital expenditures	(661)	(859)
Investment in and advances to affiliates	(2)	-
Disposition of plant and equipment	14	3
Acquisitions (net of cash acquired)	-	(1)
Purchases of investments	(141)	(452)
Proceeds from the sale of investments	326	127
Other investing activities	18	2
Cash used in investing activities	(446)	(1,180)
Financing activities:
Net change in short-term debt	12	(65)
Proceeds from issuance of long-term debt, net of discount	-	997
Bond issuance costs	-	(9)
Repayment of long-term debt	(4)	(4)
Proceeds from exercise of stock options	4	-
Payment of tax withholdings on certain stock-based compensation	(3)	-
Distributions to noncontrolling interests	(220)	(172)
Cash dividends	(129)	(129)
Acquisition of treasury stock	(125)	(300)
Proceeds from government incentives	-	75
Other financing activities	(7)	21
Cash (used in) provided by financing activities	(472)	414
Effect of exchange rate changes on cash	(2)	-
Decrease in cash and cash equivalents	(34)	(402)
Cash and cash equivalents - beginning of year	2,260	3,558
Cash and cash equivalents - end of three months	$2,226	$3,156
Non-cash investing activity:
Change in accrued plant and equipment purchases	$(7)	$62

See notes to condensed consolidated financial statements.

Nucor Corporation – Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Interim Presentation

The information furnished in this Item 1 reflects all adjustments which are, in the opinion of management, necessary to make a fair statement of the results for the interim periods presented and are of a normal and recurring nature unless otherwise noted. The information furnished has not been audited; however, the December 31, 2025 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included in this Item 1 should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

In November 2024, new accounting guidance was issued that requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation and amortization, within relevant income statement captions. The new accounting guidance also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The new accounting guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Adoption of this new accounting guidance can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. The Company is evaluating the impact that the adoption of this new accounting guidance will have on its consolidated financial statements.

In December 2025, new accounting guidance was issued related to government grants received by business entities. This new accounting guidance is effective for annual periods beginning after December 15, 2028 and interim periods within those annual reporting periods. Adoption of this new accounting guidance can either be applied under a modified prospective, modified retrospective or retrospective approach. The Company is evaluating the impact that the adoption of this new accounting guidance will have on its consolidated financial statements.

2. Inventories

Inventories consisted of approximately 36% raw materials and supplies and 64% finished and semi-finished products at April 4, 2026 (approximately 35% and 65%, respectively, at December 31, 2025). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $13.64 billion at April 4, 2026 ($13.38 billion at December 31, 2025).

Included within property, plant and equipment, net of the steel mills segment at April 4, 2026 is $221 million of assets, net of accumulated depreciation, related to our consolidated joint venture, Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). During the fourth quarter of 2025, the Company determined that a triggering event occurred after review of NJSM's most recent annual forecast. The Company performed an impairment assessment to determine if the carrying amount of NJSM exceeded its projected undiscounted cash flows. Upon completion of the assessment, the Company determined that the carrying amount did not exceed its projected undiscounted cash flows and no impairment charge was required. Nucor will continue to monitor NJSM's financial performance. If NJSM's financial performance underperforms its forecasts, management may determine that a triggering event has occurred and additional testing may be required.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the first quarter of 2026 by segment was as follows (in millions):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2025	$675	$2,825	$797	$4,297
Translation and other	-	(2)	-	(2)
Balance at April 4, 2026	$675	$2,823	$797	$4,295

Nucor completed its most recent annual goodwill impairment testing as of the first day of the fourth quarter of 2025 and concluded that as of such date there was no impairment of goodwill for any of its reporting units.

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of April 4, 2026 and December 31, 2025 (in millions):

	April 4, 2026		December 31, 2025
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,381	$1,731	$4,444	$1,737
Trademarks and trade names	373	211	374	207
Other	136	131	142	136
	$4,890	$2,073	$4,960	$2,080

Intangible asset amortization expense in the first quarter of 2026 and 2025 was $63 million and $65 million, respectively. Annual amortization expense is estimated to be $249 million in 2026; $246 million in 2027; $224 million in 2028; $201 million in 2029; $194 million in 2030; and $172 million in 2031.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $82 million at April 4, 2026 ($145 million at December 31, 2025). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $129 million at April 4, 2026 ($129 million at December 31, 2025). Accrued vacation and holiday pay, included in salaries, wages and related accruals in the condensed consolidated balance sheets, was $246 million at April 4, 2026 ($233 million at December 31, 2025).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of April 4, 2026 and December 31, 2025 (in millions). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of April 4, 2026
Assets:
Cash equivalents	$1,557	$1,557	$-	$-
Short-term investments	255	255	-	-
Other assets	79	-	-	79
Total assets	$1,891	$1,812	$-	$79
Liabilities:
Derivative contracts	$(20)	$-	$(20)	$-

As of December 31, 2025
Assets:
Cash equivalents	$1,596	$1,596	$-	$-
Short-term investments	439	439	-	-
Other assets	102	23	-	79
Total assets	$2,137	$2,058	$-	$79
Liabilities:
Derivative contracts	$(17)	$-	$(17)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and any investments held in a publicly traded company are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. Fair value measurements for Nucor's investments in privately held companies, of which most of the value is currently held in a nuclear fusion technology company, are classified under Level 3 because such measurements are estimated based on unobservable inputs that indicate a change in fair value, including the transaction price in the event of a change in ownership of the investee (e.g., the sale of other investors' interests in the company) or the transaction price in the event of additional equity issuances of the investee. There were no transfers between levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.49 billion at April 4, 2026 (approximately $6.53 billion at December 31, 2025). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at April 4, 2026 and December 31, 2025, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first quarter of 2026 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	822	$90.92
Granted	-	$-
Exercised	(59)	$65.67		$7,162
Canceled	-	$-
Outstanding at April 4, 2026	763	$92.87	5.9 years	$60,728
Stock options exercisable at April 4, 2026	503	$73.80	4.7 years	$49,611

Compensation expense for stock options was $0.4 million and $0.3 million in the first quarter of 2026 and 2025, respectively. As of April 4, 2026, unrecognized compensation expense related to stock options was $2 million, which we expect to recognize over a weighted-average period of 1.8 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first quarter of 2026 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	899	$130.37
Granted	-	$-
Vested	(23)	$123.55
Canceled	(7)	$131.47
Unvested at April 4, 2026	869	$130.54

Compensation expense for RSUs was $16 million and $18 million in the first quarter of 2026 and 2025, respectively. As of April 4, 2026, unrecognized compensation expense related to unvested RSUs was $62 million, which we expect to recognize over a weighted-average period of 0.9 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (a supplement to the Nucor Corporation 2025 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (a supplement to the Nucor Corporation 2025 Omnibus Incentive Compensation Plan, the “LTIP”) for the first quarter of 2026 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	203	$154.81
Granted	216	$166.63
Vested	(233)	$165.94
Canceled	-	$-
Unvested at April 4, 2026	186	$154.59

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $14 million and $7 million in the first quarter of 2026 and 2025, respectively. As of April 4, 2026, unrecognized compensation expense related to unvested restricted stock awards was $11 million, which we expect to recognize over a weighted-average period of 2.0 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $105 million and $31 million in the first quarter of 2026 and 2025, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the first quarter of 2026 and 2025 are as follows (in millions):

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Interest expense	$39	$51
Interest income	(20)	(37)
Interest expense, net	$19	$14

11. Income Taxes

The effective tax rate for the first quarter of 2026 was 20.6% compared to 20.7% for the first quarter of 2025.

Nucor is subject to taxation in the United States, as well as various state and foreign jurisdictions. Nucor has concluded U.S. federal income tax matters for the tax years through 2021. The tax years 2022 through 2024 remain open to examination by the Internal Revenue Service (the "IRS"). The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. Additional state and foreign taxing authorities are examining open years. The resolution of these audits is not expected to have a material impact on our consolidated financial statements. The tax years 2017 through 2024 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $27 million at April 4, 2026 ($30 million at December 31, 2025). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.34 billion at April 4, 2026 ($1.38 billion at December 31, 2025).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership), California Steel Industries, Inc. and NJSM, for the first quarter of 2026 and 2025 (in millions):

		Three Months (13 Weeks) Ended April 4, 2026
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2025	$22,124	380.2	$152	$2,253	$31,504	$(194)	151.9	$(12,779)	$20,936	$1,188
Net earnings before noncontrolling interests	870	-	-	-	743	-	-	-	743	127
Other comprehensive income (loss)	(12)	-	-	-	-	(12)	-	-	(12)	-
Stock options exercised	4	-	-	(1)	-	-	-	5	4	-
Stock option expense	-	-	-	-	-	-	-	-	-	-
Issuance of stock under award plans, net of forfeitures	35	-	-	20	-	-	(0.2)	15	35	-
Amortization of unearned compensation	2	-	-	2	-	-	-	-	2	-
Treasury stock acquired, and net impact of excise tax	(126)	-	-	-	-	-	0.7	(126)	(126)	-
Cash dividends declared	(129)	-	-	-	(129)	-	-	-	(129)	-
Distributions to noncontrolling interests	(220)	-	-	-	-	-	-	-	-	(220)
BALANCES, April 4, 2026	$22,548	380.2	$152	$2,274	$32,118	$(206)	152.4	$(12,885)	$21,453	$1,095

		Three Months (13 Weeks) Ended April 5, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2024	$21,417	380.2	$152	$2,223	$30,271	$(208)	147.4	$(12,144)	$20,294	$1,123
Net earnings before noncontrolling interests	226	-	-	-	156	-	-	-	156	70
Other comprehensive income (loss)	10	-	-	-	-	10	-	-	10	-
Issuance of stock under award plans, net of forfeitures	38	-	-	19	-	-	(0.3)	19	38	-
Amortization of unearned compensation	3	-	-	3	-	-	-	-	3	-
Treasury stock acquired, and net impact of excise tax	(305)	-	-	-	-	-	2.3	(305)	(305)	-
Cash dividends declared	(127)	-	-	-	(127)	-	-	-	(127)	-
Distributions to noncontrolling interests	(172)	-	-	-	-	-	-	-	-	(172)
Capital contributions from noncontrolling interest	25	-	-	-	-	-	-	-	-	25
BALANCES, April 5, 2025	$21,115	380.2	$152	$2,245	$30,300	$(198)	149.4	$(12,430)	$20,069	$1,046

Dividends declared per share were $0.56 per share in the first quarter of 2026 ($0.55 per share in the first quarter of 2025).

On February 20, 2026, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of April 4, 2026, the Company had approximately $3.97 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the first quarter of 2026 and 2025 (in millions):

	Three-Month (13-Week) Period Ended
	April 4, 2026
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2025	$(13)	$(186)	$5	$(194)
Other comprehensive income (loss) before reclassifications	(17)	(10)	-	(27)
Amounts reclassified from accumulated other comprehensive income into earnings (1)	15	-	-	15
Net current-period other comprehensive income (loss)	(2)	(10)	-	(12)
Accumulated other comprehensive income (loss) at April 4, 2026	$(15)	$(196)	$5	$(206)

	Three-Month (13-Week) Period Ended
	April 5, 2025
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2024	$1	$(220)	$11	$(208)
Other comprehensive income (loss) before reclassifications	10	(3)	-	7
Amounts reclassified from accumulated other comprehensive income into earnings (1)	3	-	-	3
Net current-period other comprehensive income (loss)	13	(3)	-	10
Accumulated other comprehensive income (loss) at April 5, 2025	$14	$(223)	$11	$(198)

(1)
Includes $15 and $3 net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the first quarter of 2026 and 2025, respectively. The tax impact of those reclassifications was $5 and $1 in the first quarter of 2026 and 2025, respectively.

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

Segment results are regularly reviewed by the Company's Chief Operating Decision Makers ("CODMs"), the Chief Executive Officer and the Chief Operating Officer, to manage the business, make decisions about resources to be allocated to the segments and assess performance. The measure of profit and loss that is used by the CODMs to assess segment performance and to allocate resources is earnings before income taxes and noncontrolling interests by segment (“segment earnings”). Our CODMs evaluate each segment’s performance based on metrics such as net sales, segment earnings and other key financial indicators, guiding strategic decisions to align with company-wide goals.

Segment cost of products sold is considered a significant segment expense and is regularly provided to the CODMs. Segment cost of products sold includes amounts related to both net sales to external customers and intercompany sales.

Nucor’s results by segment for the first quarter of 2026 and 2025 were as follows (in millions):

	Three Months (13 Weeks) Ended
	April 4, 2026
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$6,036	$2,786	$674	$9,496
Intercompany sales	1,435	232	3,087	4,754
Total Sales	7,471	3,018	3,761	14,250
Reconciliation of Sales
Elimination of intercompany sales				(4,754)
Net sales to external customers				9,496
Less:
Cost of products sold	6,321	2,660	3,676	12,657
Other segment items	22	73	40	135
Segment earnings before income taxes and noncontrolling interests	1,128	285	45	1,458
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(362)
Earnings before income taxes and noncontrolling interests				$1,096

	Three Months (13 Weeks) Ended
	April 5, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$4,907	$2,405	$518	$7,830
Intercompany sales	1,074	150	2,726	3,950
Total Sales	5,981	2,555	3,244	11,780
Reconciliation of Sales
Elimination of intercompany sales				(3,950)
Net sales to external customers				7,830
Less:
Cost of products sold	5,743	2,229	3,204	11,176
Other segment items	7	38	11	56
Segment earnings before income taxes and noncontrolling interests	231	288	29	548
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(263)
Earnings before income taxes and noncontrolling interests				$285

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Depreciation expense:
Steel mills	$213	$207
Steel products	54	40
Raw materials	48	51
Corporate	6	5
	$321	$303
Amortization expense:
Steel mills	$2	$2
Steel products	54	56
Raw materials	7	7
	$63	$65
Capital expenditures:
Steel mills	$440	$609
Steel products	130	154
Raw materials	48	118
Corporate	36	40
	$654	$921

	April 4, 2026	December 31, 2025
Segment assets:
Steel mills	$18,777	$18,354
Steel products	11,940	11,770
Raw materials	4,100	4,013
Corporate/eliminations	818	967
	$35,635	$35,104

Net sales by product for the first quarter of 2026 and 2025 were as follows (in millions). Further product group breakdown is impracticable.

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Net sales to external customers:
Sheet	$2,791	$2,209
Bar	1,689	1,492
Structural	853	644
Plate	703	562
Tubular Products	528	364
Rebar Fabrication	479	408
Joist and Deck	455	498
Building Systems	336	278
Other Steel Products	988	857
Raw Materials	674	518
	$9,496	$7,830

15. Revenue

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $247 million as of April 4, 2026 ($243 million as of December 31, 2025) and the vast majority are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Nucor disaggregates its revenues by major source in the same manner as presented in the net sales by product table in the segment footnote (see Note 14).

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the first quarter of 2026 and 2025 are as follows (in millions, except per share data):

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Basic net earnings per share:
Basic net earnings	$743	$156
Earnings allocated to participating securities	(3)	-
Net earnings available to common stockholders	$740	$156
Basic average shares outstanding	228.9	232.7
Basic net earnings per share	$3.23	$0.67
Diluted net earnings per share:
Diluted net earnings	$743	$156
Earnings allocated to participating securities	(3)	-
Net earnings available to common stockholders	$740	$156
Diluted average shares outstanding:
Basic average shares outstanding	228.9	232.7
Dilutive effect of stock options and other	0.4	0.2
	229.3	232.9
Diluted net earnings per share	$3.23	$0.67

The following stock options were excluded from the computation of diluted net earnings per share for the first quarter of 2026 and 2025 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Anti-dilutive stock options:
Weighted-average shares	-	66
Weighted-average exercise price	$-	$142.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made in this report, or in other public filings, press releases, or other written or oral communications made by Nucor Corporation, a Delaware corporation incorporated in 1958, and its affiliates (collectively, "Nucor," the "Company," "we," "us" or "our"), which are not historical facts are forward-looking statements subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which we expect will or may occur in the future and may impact our business, financial condition and results of operations. The words “anticipate,” “believe,” “expect,” “intend,” “project,” “may,” “will,” “should,” “could” and similar expressions are intended to identify those forward-looking statements. These forward-looking statements reflect the Company’s best judgment based on current information, and, although we base these statements on circumstances that we believe to be reasonable when made, there can be no assurance that future events will not affect the accuracy of such forward-looking information. As such, the forward-looking statements are not guarantees of future performance, and actual results may vary materially from the projected results and expectations discussed in this report. Factors that might cause the Company’s actual results to differ materially from those anticipated in forward-looking statements include, but are not limited to: (1) competitive pressure on sales and pricing, including pressure from imports and substitute materials; (2) U.S. and foreign trade policies affecting steel imports or exports; (3) the sensitivity of the results of our operations to general market conditions, and in particular, prevailing market steel prices and changes in the supply and cost of raw materials, including pig iron, iron ore and scrap steel; (4) the availability and cost of electricity and natural gas, which could negatively affect our cost of steel production or result in a delay or cancellation of existing or future drilling within our natural gas drilling programs; (5) critical equipment failures and business interruptions; (6) market demand for steel products, which, in the case of many of our products, is driven by the level of nonresidential construction activity in the United States; (7) impairment in the recorded value of inventory, equity investments, fixed assets, goodwill or other long-lived assets; (8) uncertainties and volatility surrounding the global economy, including excess world capacity for steel production, inflation and interest rate changes; (9) fluctuations in currency conversion rates; (10) significant changes in laws or government regulations affecting environmental compliance, including legislation and regulations that result in greater regulation of greenhouse gas emissions that could increase our energy costs, capital expenditures and operating costs or cause one or more of our permits to be revoked or make it more difficult to obtain permit modifications; (11) the cyclical nature of the steel industry; (12) capital investments and their impact on our performance; (13) our safety performance; (14) our ability to integrate businesses we acquire; (15) the impact of any pandemic or public health situation; and (16) the risks discussed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report, as well as the audited consolidated financial statements and the notes thereto, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 86%, 60% and 76%, respectively, in the first quarter of 2026, compared to approximately 80%, 55% and 73%, respectively, in the first quarter of 2025.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $743 million, or $3.23 per diluted share, in the first quarter of 2026, which represented an increase compared to net earnings attributable to Nucor stockholders of $156 million, or $0.67 per diluted share, in the first quarter of 2025.

The primary driver of the increase in earnings in the first quarter of 2026 as compared to the first quarter of 2025 was the increased earnings of the steel mills segment. The increase in the steel mills segment earnings in the first quarter of 2026 was primarily due to record quarterly shipments and increased average selling prices and metal margins. Earnings increased for all product groups within the steel mills segment in the first quarter of 2026, with the largest increase at our sheet mills. Demand remains strong in our key end markets, and backlog levels in the steel mills segment increased at the end of the first quarter of 2026 compared to the end of 2025. Federal trade policies, including anti-dumping and countervailing duty laws in combination with Section 232 national security tariffs, are continuing to reduce the flood of unfairly traded imports into the United States. Imports' share of the U.S. finished steel market declined from over 22% in the first quarter of 2025 to approximately 15% in the first quarter of 2026.

Earnings in the steel products segment decreased slightly in the first quarter of 2026 compared to the first quarter of 2025 primarily due to margin compression caused by increased steel input costs. Demand remains strong in key end markets and volumes and average selling prices for the steel products segment increased in the first quarter of 2026 as compared to the first quarter of 2025. Backlogs for the steel products segment were increased at the end of the first quarter of 2026 as compared to the end of 2025.

Earnings in the raw materials segment increased in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to the increased profitability of our scrap processing operations. Included in the raw materials segment’s earnings in the first quarter of 2026 was $15 million of impairment charges related to certain assets within the segment.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the first quarter of 2026 as compared to the first quarter of 2025.

Net Sales

Net sales to external customers by segment for the first quarter of 2026 and 2025 were as follows (in millions):

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025	% Change
Steel mills	$6,036	$4,907	23%
Steel products	2,786	2,405	16%
Raw materials	674	518	30%
Total net sales to external customers	$9,496	$7,830	21%

Net sales for the first quarter of 2026 increased 21% from the first quarter of 2025. Average sales price per ton increased 12% from $1,146 in the first quarter of 2025 to $1,279 in the first quarter of 2026. Total tons shipped to outside customers in the first quarter of 2026 were approximately 7,427,000 tons, a 9% increase from the first quarter of 2025.

In the steel mills segment, sales tons for the first quarter of 2026 and 2025 were as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025	% Change
Outside steel shipments	5,619	5,226	8%
Inside steel shipments	1,409	1,237	14%
Total steel shipments	7,028	6,463	9%

Net sales for the steel mills segment increased 23% in the first quarter of 2026 compared to the first quarter of 2025, primarily due to a 14% increase in the average sales price per ton, from $938 to $1,074, and an 8% increase in tons sold to outside customers.

Outside sales tonnage for the steel products segment for the first quarter of 2026 and 2025 was as follows (in thousands):

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025	% Change
Joist and deck sales	185	182	2%
Rebar fabrication sales	291	247	18%
Tubular products sales	318	270	18%
Building systems sales	55	48	15%
Other steel products sales	310	301	3%
Total steel products sales	1,159	1,048	11%

Net sales for the steel products segment increased 16% in the first quarter of 2026 compared to the first quarter of 2025, primarily due to a 5% increase in the average sales price per ton, from $2,294 to $2,405, and an 11% increase in tons sold to outside customers.

Net sales to external customers for the raw materials segment increased 30% in the first quarter of 2026 compared to the first quarter of 2025, primarily due to increased volumes and average selling prices at DJJ's scrap brokerage operations. In the first quarter of 2026, approximately 96% of outside sales for the raw materials segment were from DJJ's scrap brokerage operations, and approximately 3% of outside sales for the raw materials segment were from DJJ's scrap processing operations (approximately 94% and 4%, respectively, in the first quarter of 2025).

The majority of the raw materials segment's total sales are to internal customers in the steel mills segment. Net sales to outside customers represented approximately 18% of the raw materials segment's total sales in the first quarter of 2026 (approximately 16% in the first quarter of 2025).

Gross Margins

Nucor recorded gross margins of $1.50 billion (16%) in the first quarter of 2026, which was an increase compared to $605 million (8%) in the first quarter of 2025.

•
The primary driver of the increase in gross margins in the first quarter of 2026 as compared to the first quarter of 2025 was increased margins in the steel mills segment caused by higher metal margins. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes. Additionally, the steel mills segment had decreased conversion costs per ton in the first quarter of 2026 as compared to the first quarter of 2025 due to higher utilization rates.
•
Scrap and scrap substitutes are the most significant element in the total cost of steel production. Scrap prices are driven by the global supply and demand for scrap and other iron-based raw materials used to make steel. Scrap prices are subject to change based on market fluctuations.

The average scrap and scrap substitute cost per gross ton used in the first quarter of 2026 was $403, a 2% increase compared to $394 in the first quarter of 2025. The increase in scrap and scrap substitute costs was more than offset by increased average selling prices, resulting in higher metal margins.

•
Pre-operating and start-up costs of new facilities were approximately $108 million in the first quarter of 2026 and approximately $170 million in the first quarter of 2025. Pre-operating and start-up costs in the first quarter of 2026 primarily included costs related to the sheet mill being built in West Virginia and the coating complex at our sheet mill in Indiana. Pre-operating and start-up costs in the first quarter of 2025 primarily included costs related to the plate mill in Kentucky and the sheet mill being built in West Virginia. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our other similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the steel products segment decreased slightly in the first quarter of 2026 as compared to the first quarter of 2025. Decreases in gross margins at our joist and deck and rebar fabrication businesses were partially offset by increases in gross margins at our tubular products, racking and metal buildings systems businesses.
•
Gross margins in the raw materials segment increased in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to the increased profitability of our scrap processing operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $88 million in the first quarter of 2026 as compared to the first quarter of 2025. The increase was primarily due to the Company’s increased earnings in the first quarter of 2026 as compared to the first quarter of 2025.

Losses and Impairments of Assets

Included in the first quarter of 2026 net earnings was $15 million of impairment charges related to certain assets in the raw materials segment.

Included in the first quarter of 2025 net earnings was $29 million of losses and impairments of assets. Of this amount, $19 million was related to the closure or repurposing of certain facilities in the steel products segment. The remaining $10 million was related to the repurposing of a facility in the steel mills segment.

Interest Expense (Income)

Net interest expense for the first quarter of 2026 and 2025 was as follows (in millions):

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Interest expense	$39	$51
Interest income	(20)	(37)
Interest expense, net	$19	$14

Interest expense decreased in the first quarter of 2026 compared to the first quarter of 2025, primarily due to an increase in capitalized interest. Interest income decreased in the first quarter of 2026 compared to the first quarter of 2025, primarily due to lower average investments and a decrease in average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the first quarter of 2026 and 2025 (in millions). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended
	April 4, 2026	April 5, 2025
Steel mills	$1,128	$231
Steel products	285	288
Raw materials	45	29
Corporate/eliminations	(362)	(263)
	$1,096	$285

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor's joint ventures, Nucor-Yamato Steel Company (Limited Partnership) ("NYS"), California Steel Industries, Inc. ("CSI") and Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The increase in earnings attributable to noncontrolling interests in the first quarter of 2026 as compared to the first quarter of 2025 was primarily due to the increased earnings of NYS and CSI.

Provision for Income Taxes

The effective tax rate for the first quarter of 2026 was 20.6% compared to 20.7% for the first quarter of 2025. The expected effective tax rate for the full year 2026 is between 20.0% and 22.0%.

Nucor is subject to taxation in the United States, as well as various state and foreign jurisdictions. Nucor has concluded U.S. federal income tax matters for the tax years through 2021. The tax years 2022 through 2024 remain open to examination by the IRS. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. Additional state and foreign taxing authorities are examining open years. The resolution of these audits is not expected to have a material impact on our consolidated financial statements. The tax years 2017 through 2024 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $743 million, or $3.23 per diluted share, in the first quarter of 2026, as compared to net earnings attributable to Nucor stockholders of $156 million, or $0.67 per diluted share, in the first quarter of 2025. Net earnings attributable to Nucor stockholders as a percentage of net sales were 7.8% and 2.0% in the first quarter of 2026 and 2025, respectively. Annualized return on average stockholders’ equity was 14.0% and 3.1% in the first quarter of 2026 and 2025, respectively.

Outlook

We expect higher consolidated earnings in the second quarter of 2026, with improved earnings across all three operating segments. In the steel mills segment, the expected increase is due to higher realized selling prices with stable volumes. In the steel products segment, we expect improved earnings due to higher volumes on stable pricing. The raw materials segment is expected to have increased earnings due to higher realized pricing.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the first quarter of 2026 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

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

Our liquidity position as of April 4, 2026 remained strong, consisting of total cash and cash equivalents and short-term investments of $2.48 billion ($2.70 billion as of December 31, 2025). Approximately $730 million of the cash and cash equivalents position at April 4, 2026 was held by our majority-owned joint ventures as compared to approximately $931 million at December 31, 2025.

Cash provided by operating activities during the first quarter of 2026 was $886 million as compared to $364 million during the first quarter of 2025. The $522 million increase was driven by net earnings before noncontrolling interests of $870 million for the first quarter of 2026, an increase of $644 million from net earnings before noncontrolling interests for the prior year period of $226 million. Partially offsetting this increase were changes in operating assets and operating liabilities (exclusive of acquisitions), which used cash in the amount of $378 million in the first quarter of 2026 as compared to $239 million in the first quarter of 2025. The increase in the amount of cash used related to changes in operating assets and operating liabilities was primarily attributable to the change in accounts receivable using cash of $463 million and $291 million during the first quarter of 2026 and 2025, respectively, an increase of $172 million from the prior year period.

The current ratio was 2.9 at the end of the first quarter of 2026 and at year-end 2025.

Cash used in investing activities during the first quarter of 2026 was $446 million as compared to $1.18 billion during the first quarter of 2025. The $734 million decrease was primarily driven by a decrease in funds used to purchase short-term investments of $311 million and an increase in proceeds from the sale of short-term investments of $199 million. Cash used for capital expenditures was $661 million in the first quarter of 2026 as compared to $859 million in the prior year period. Capital expenditures in the first quarter of 2026 primarily related to the sheet mill under construction in West Virginia and the construction of two manufacturing locations to expand Nucor Towers & Structures ("NTS"). Capital expenditures for 2026 are estimated to be approximately $2.50 billion as compared to $3.42 billion in 2025. The projects that we anticipate will have the largest capital expenditures in 2026 are the sheet mill under construction in West Virginia, the construction of two manufacturing locations to expand NTS, and the galvanizing line at our sheet mill in South Carolina.

Cash used in financing activities during the first quarter of 2026 was $472 million as compared to cash provided by financing activities of $414 million during the first quarter of 2025. The primary source of cash in the first quarter of 2025 was proceeds from the issuance and sale of long-term debt, net of discount to the public, of $997 million. In the first quarter of 2025, Nucor issued and sold $500 million aggregate principal amount of its 4.650% Notes due 2030 and $500 million aggregate principal amount of its 5.100% Notes due 2035. Net proceeds from the issuance and sale of these Notes were used during the second quarter of 2025 to redeem all of the outstanding $500 million aggregate principal amount of our 2.000% Notes due 2025 and $500 million aggregate principal amount of our 3.950% Notes due 2025 (collectively, the "2025 Notes") pursuant to the terms of the indenture governing the 2025 Notes. The Company also repurchased $125 million of its common stock in the first quarter of 2026 as compared to $300 million in the first quarter of 2025.

On March 11, 2025, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.75 billion to $2.25 billion and to extend its maturity date to March 11, 2030. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of April 4, 2026, the funded debt to total capital ratio was 24.0% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of April 4, 2026.

On February 20, 2026, Nucor’s Board of Directors declared a cash dividend of $0.56 per share. This cash dividend is payable on May 11, 2026 to stockholders of record as of March 31, 2026 and is Nucor’s 212th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2025. There were no interest rate swaps outstanding at April 4, 2026.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At April 4, 2026, accumulated other comprehensive loss, net of income taxes included $15 million in unrealized net-of-tax losses for the fair value of these derivative financial instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative financial instruments outstanding at April 4, 2026, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in millions):

Commodity Derivative	10% Change	25% Change
Natural gas	$11	$28
Other commodities	$31	$77

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at April 4, 2026 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in Nucor’s risk factors from those included in “Item 1A. Risk Factors” in Nucor’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended April 4, 2026 was as follows (in millions, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 - January 31, 2026	0.4	$171.62	0.4	$339
February 1, 2026 - February 28, 2026	0.2	$180.38	0.2	$3,982
March 1, 2026 - April 4, 2026	0.1	$172.78	0.1	$3,970
For the Quarter Ended April 4, 2026	0.7		0.7

(1)
Includes commissions of $0.13 per share.
(2)
On February 20, 2026, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date. Share repurchases made prior to February 20, 2026 were made under the Company's prior share repurchase program.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended April 4, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3	Restated Certificate of Incorporation of Nucor Corporation (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed September 14, 2010 (File No. 001-04119))
3.1	Bylaws of Nucor Corporation, as amended and restated February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2021 (File No. 001-04119))
10	Executive Employment Agreement of John L. "Jack" Sullivan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed February 27, 2026 (File No. 001-04119)) (#)
31*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 4, 2026, filed May 13, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended April 4, 2026, filed May 13, 2026, formatted in Inline XBRL (included in Exhibit 101 above).

* Filed herewith.

** Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K.

(#) Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUCOR CORPORATION

By:	/s/ John L. Sullivan
John L. Sullivan
Chief Financial Officer, Treasurer and
Executive Vice President

Dated: May 13, 2026