Form 10-Q
period 2026-07-04
NUCOR CORP
filed 2026-08-12
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

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

Yes ☐ No ☒

226,875,676 shares of the registrant’s common stock were outstanding at July 4, 2026.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Six Months Ended July 4, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In millions, except per share data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Net sales	$10,397	$8,456	$19,893	$16,286
Costs, expenses and other:
Cost of products sold	8,363	7,233	16,358	14,458
Marketing, administrative and other expenses	405	304	783	585
Equity in earnings of unconsolidated affiliates	(8)	(10)	(15)	(14)
Losses and impairments of assets	-	11	15	40
Interest expense, net	12	19	31	33
	8,772	7,557	17,172	15,102
Earnings before income taxes and noncontrolling interests	1,625	899	2,721	1,184
Provision for income taxes	345	193	571	252
Net earnings before noncontrolling interests	1,280	706	2,150	932
Earnings attributable to noncontrolling interests	124	103	251	173
Net earnings attributable to Nucor stockholders	$1,156	$603	$1,899	$759
Net earnings per share:
Basic	$5.05	$2.60	$8.28	$3.26
Diluted	$5.04	$2.60	$8.27	$3.26
Average shares outstanding:
Basic	228.2	230.6	228.6	231.7
Diluted	228.5	230.8	228.9	231.9

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Net earnings before noncontrolling interests	$1,280	$706	$2,150	$932
Other comprehensive income (loss):
Net unrealized loss on hedging derivatives, net of income taxes of $(2) and $(5) for the second quarter of 2026 and 2025, respectively, and $(8) and $(2) for the first six months of 2026 and 2025, respectively	(8)	(16)	(25)	(6)
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $7 and $1 for the second quarter of 2026 and 2025, respectively, and $11 and $2 for the first six months of 2026 and 2025, respectively	21	4	36	7
Foreign currency translation gain (loss), net of income taxes of $0 for the second quarter and first six months of 2026 and 2025	(21)	43	(31)	40
	(8)	31	(20)	41
Comprehensive income	1,272	737	2,130	973
Comprehensive income attributable to noncontrolling interests	124	103	251	173
Comprehensive income attributable to Nucor stockholders	$1,148	$634	$1,879	$800

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	July 4, 2026	Dec. 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,478	$2,260
Short-term investments	214	439
Accounts receivable, net	4,045	3,105
Inventories, net	6,020	5,462
Other current assets	399	499
Total current assets	13,156	11,765
Property, plant and equipment, net	15,863	15,306
Goodwill	4,289	4,297
Other intangible assets, net	2,754	2,880
Other assets	892	856
Total assets	$36,954	$35,104
LIABILITIES
Current liabilities:
Short-term debt	$129	$122
Current portion of long-term debt and finance lease obligations	581	90
Accounts payable	2,357	1,890
Salaries, wages and related accruals	1,002	882
Accrued expenses and other current liabilities	1,177	1,020
Total current liabilities	5,246	4,004
Long-term debt and finance lease obligations due after one year	6,389	6,909
Deferred credits and other liabilities	2,053	2,067
Total liabilities	13,688	12,980
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152	152
Additional paid-in capital	2,207	2,253
Retained earnings	33,146	31,504
Accumulated other comprehensive loss, net of income taxes	(214)	(194)
Treasury stock	(13,182)	(12,779)
Total Nucor stockholders' equity	22,109	20,936
Noncontrolling interests	1,157	1,188
Total equity	23,266	22,124
Total liabilities and equity	$36,954	$35,104

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025
Operating activities:
Net earnings before noncontrolling interests	$2,150	$932
Adjustments:
Depreciation	641	606
Amortization	126	128
Impairment of assets	15	20
Stock-based compensation	91	78
Deferred income taxes	(61)	(17)
Distributions from affiliates	7	6
Equity in earnings of unconsolidated affiliates	(15)	(14)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(952)	(706)
Inventories	(560)	(352)
Accounts payable	454	375
Federal income taxes	110	135
Salaries, wages and related accruals	130	(135)
Other operating activities	150	40
Cash provided by operating activities	2,286	1,096
Investing activities:
Capital expenditures	(1,232)	(1,813)
Investment in and advances to affiliates	(2)	(1)
Disposition of plant and equipment	21	39
Acquisitions (net of cash acquired)	-	(1)
Divestiture of affiliate	3	-
Purchases of investments	(157)	(666)
Proceeds from the sale of investments	382	717
Other investing activities	29	2
Cash used in investing activities	(956)	(1,723)
Financing activities:
Net change in short-term debt	6	(68)
Repayment of long-term debt	(37)	(1,007)
Proceeds from issuance of long-term debt, net of discount	15	997
Bond issuance costs	-	(9)
Proceeds from exercise of stock options	14	-
Payment of tax withholdings on certain stock-based compensation	(77)	(31)
Distributions to noncontrolling interests	(282)	(214)
Cash dividends	(258)	(258)
Acquisition of treasury stock	(475)	(500)
Proceeds from government incentives	-	77
Other financing activities	(10)	17
Cash used in financing activities	(1,104)	(996)
Effect of exchange rate changes on cash	(8)	11
Increase (decrease) in cash and cash equivalents	218	(1,612)
Cash and cash equivalents - beginning of year	2,260	3,558
Cash and cash equivalents - end of six months	$2,478	$1,946
Non-cash investing activity:
Change in accrued plant and equipment purchases	$15	$(27)

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

2. Inventories

Inventories consisted of approximately 39% raw materials and supplies and 61% finished and semi-finished products at July 4, 2026 (approximately 35% and 65%, respectively, at December 31, 2025). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $13.90 billion at July 4, 2026 ($13.38 billion at December 31, 2025).

Included within property, plant and equipment, net, of the steel mills segment at July 4, 2026 is $217 million of assets, net of accumulated depreciation, related to our consolidated joint venture, Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”). During the fourth quarter of 2025, the Company determined that a triggering event occurred after review of NJSM's most recent annual forecast. The Company performed an impairment assessment to determine if the carrying amount of NJSM exceeded its projected undiscounted cash flows. Upon completion of the assessment, the Company determined that the carrying amount did not exceed its projected undiscounted cash flows and no impairment charge was required. Nucor will continue to monitor NJSM's financial performance. If NJSM's financial performance underperforms its forecasts, management may determine that a triggering event has occurred and additional testing may be required.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the six months ended July 4, 2026 by segment was as follows (in millions):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2025	$675	$2,825	$797	$4,297
Translation	-	(8)	-	(8)
Balance at July 4, 2026	$675	$2,817	$797	$4,289

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of July 4, 2026 and December 31, 2025 (in millions):

	July 4, 2026		December 31, 2025
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,382	$1,787	$4,444	$1,737
Trademarks and trade names	373	217	374	207
Other	136	133	142	136
	$4,891	$2,137	$4,960	$2,080

Intangible asset amortization expense in the second quarter of 2026 and 2025 was $63 million and $63 million, respectively, and $126 million and $128 million in the first six months of 2026 and 2025, respectively. Annual amortization expense is estimated to be $249 million in 2026; $246 million in 2027; $224 million in 2028; $201 million in 2029; and $194 million in 2030; and $172 million in 2031.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $52 million at July 4, 2026 ($145 million at December 31, 2025). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $128 million at July 4, 2026 ($129 million at December 31, 2025).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of July 4, 2026 and December 31, 2025 (in millions). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of July 4, 2026
Assets:
Cash equivalents	$1,803	$1,803	$-	$-
Short-term investments	214	214	-	-
Derivative contracts	4	-	4	-
Other assets	140	-	-	140
Total assets	$2,161	$2,017	$4	$140
Liabilities:
Derivative contracts	$(6)	$-	$(6)	$-

As of December 31, 2025
Assets:
Cash equivalents	$1,596	$1,596	$-	$-
Short-term investments	439	439	-	-
Other assets	102	23	-	79
Total assets	$2,137	$2,058	$-	$79
Liabilities:
Derivative contracts	$(17)	$-	$(17)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and investment in a publicly traded nuclear power equipment manufacturer are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. Fair value measurements for Nucor's investments in privately held companies, most of which are in a nuclear fusion technology company, are classified under Level 3 because such measurements are estimated based on unobservable inputs that indicate a change in fair value, including the transaction price in the event of a change in ownership of the investee (e.g., the sale of other investors' interests in the company) or the transaction price in the event of additional equity issuances of the investee. The increase in Level 3 was due to a $61 million non-cash increase in our investment in Helion, a fusion energy company, after it completed a capital financing round in the second quarter of 2026. There were no transfers between levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.46 billion at July 4, 2026 (approximately $6.53 billion at December 31, 2025). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at July 4, 2026 and December 31, 2025, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first six months of 2026 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	822	$90.92
Granted	52	$251.49
Exercised	(221)	$65.28		$32,770
Canceled	-	$-
Outstanding at July 4, 2026	653	$112.42	5.7 years	$72,298
Stock options exercisable at July 4, 2026	449	$92.67	4.2 years	$57,669

For the 2026 stock option grant, the grant date fair value of $108.52 per share was calculated using the Black-Scholes options pricing model with the following assumptions:

Exercise price	$251.49
Expected dividend yield	0.89%
Expected stock price volatility	39.82%
Risk-free interest rate	4.32%
Expected life (in years)	6.5

Compensation expense for stock options was $4 million in the second quarter of each of 2026 and 2025, and $4 million and $5 million in the first six months of 2026 and 2025, respectively. As of July 4, 2026, unrecognized compensation expense related to stock options was $3 million, which we expect to recognize over a weighted-average period of 2.4 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first six months of 2026 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	899	$130.37
Granted	265	$251.49
Vested	(519)	$152.31
Canceled	(11)	$144.29
Unvested at July 4, 2026	634	$162.73

Compensation expense for RSUs was $33 million and $35 million in the second quarter of 2026 and 2025, respectively, and $49 million and $53 million in the first six months of 2026 and 2025, respectively. As of July 4, 2026, unrecognized compensation expense related to unvested RSUs was $94 million, which we expect to recognize over a weighted-average period of 1.5 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (currently, a supplement to the Nucor Corporation 2025 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (currently, a supplement to the Nucor Corporation 2025 Omnibus Incentive Compensation Plan, the “LTIP”) for the first six months of 2026 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	203	$154.81
Granted	216	$166.63
Vested	(233)	$165.94
Canceled	-	$-
Unvested at July 4, 2026	186	$154.59

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $24 million and $13 million in the second quarter of 2026 and 2025, respectively, and $38 million and $20 million in the first six months of 2026 and 2025, respectively. As of July 4, 2026, unrecognized compensation expense related to unvested restricted stock awards was $9 million, which we expect to recognize over a weighted-average period of 1.9 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $152 million and $86 million in the second quarter of 2026 and 2025, respectively, and $258 million and $117 million in the first six months of 2026 and 2025, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the second quarter and first six months of 2026 and 2025 are as follows (in millions):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Interest expense	$36	$49	$75	$100
Interest income	(24)	(30)	(44)	(67)
Interest expense, net	$12	$19	$31	$33

11. Income Taxes

The effective tax rate for the second quarter of 2026 was 21.2% compared to 21.5% for the second quarter of 2025.

Nucor is subject to taxation in the United States (“U.S.”), as well as various state and foreign jurisdictions. Nucor has concluded U.S. federal income tax matters for the tax years through 2021. The tax years 2022 through 2024 remain open to examination by the Internal Revenue Service (the “IRS”). The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. Additional state and foreign taxing authorities are examining open tax years. The resolution of these audits is not expected to have a material impact on our consolidated financial statements. The tax years 2018 through 2025 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $26 million at July 4, 2026 ($30 million at December 31, 2025). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.32 billion at July 4, 2026 ($1.38 billion at December 31, 2025).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures - Nucor-Yamato Steel Company (Limited Partnership) (“NYS”), California Steel Industries, Inc. (“CSI”) and NJSM for the three months and six months ended July 4, 2026 and July 5, 2025 (in millions):

		Three Months (13 Weeks) Ended July 4, 2026
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 4, 2026	$22,548	380.2	$152	$2,274	$32,118	$(206)	152.4	$(12,885)	$21,453	$1,095
Net earnings before noncontrolling interests	1,280	-	-	-	1,156	-	-	-	1,156	124
Other comprehensive income (loss)	(8)	-	-	-	-	(8)	-	-	(8)	-
Stock options exercised	11	-	-	(3)	-	-	(0.2)	14	11	-
Stock option expense	4	-	-	4	-	-	-	-	4	-
Issuance of stock under award plans, net of forfeitures	(28)	-	-	(70)	-	-	(0.5)	42	(28)	-
Amortization of unearned compensation	2	-	-	2	-	-	-	-	2	-
Treasury stock acquired, and net impact of excise tax	(353)	-	-	-	-	-	1.5	(353)	(353)	-
Cash dividends declared	(128)	-	-	-	(128)	-	-	-	(128)	-
Distributions to noncontrolling interests	(62)	-	-	-	-	-	-	-	-	(62)
BALANCES, July 4, 2026	$23,266	380.2	$152	$2,207	$33,146	$(214)	153.2	$(13,182)	$22,109	$1,157

		Six Months (26 Weeks) Ended July 4, 2026
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2025	$22,124	380.2	$152	$2,253	$31,504	$(194)	151.9	$(12,779)	$20,936	$1,188
Net earnings before noncontrolling interests	2,150	-	-	-	1,899	-	-	-	1,899	251
Other comprehensive income (loss)	(20)	-	-	-	-	(20)	-	-	(20)	-
Stock options exercised	15	-	-	(4)	-	-	(0.2)	19	15	-
Stock option expense	4	-	-	4	-	-	-	-	4	-
Issuance of stock under award plans, net of forfeitures	6	-	-	(51)	-	-	(0.7)	57	6	-
Amortization of unearned compensation	4	-	-	4	-	-	-	-	4	-
Treasury stock acquired, and net impact of excise tax	(479)	-	-	-	-	-	2.2	(479)	(479)	-
Cash dividends declared	(257)	-	-	-	(257)	-	-	-	(257)	-
Distributions to noncontrolling interests	(282)	-	-	-	-	-	-	-	-	(282)
Miscellaneous	1	-	-	1	-	-	-	-	1	-
BALANCES, July 4, 2026	$23,266	380.2	$152	$2,207	$33,146	$(214)	153.2	$(13,182)	$22,109	$1,157

		Three Months (13 Weeks) Ended July 5, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, April 5, 2025	$21,115	380.2	$152	$2,245	$30,300	$(198)	149.4	$(12,430)	$20,069	$1,046
Net earnings before noncontrolling interests	706	-	-	-	603	-	-	-	603	103
Other comprehensive income (loss)	31	-	-	-	-	31	-	-	31	-
Stock options exercised	-	-	-	-	-	-	-	-	-	-
Stock option expense	4	-	-	4	-	-	-	-	4	-
Issuance of stock under award plans, net of forfeitures	10	-	-	(38)	-	-	(0.5)	48	10	-
Amortization of unearned compensation	2	-	-	2	-	-	-	-	2	-
Treasury stock acquired, and net impact of excise tax	(202)	-	-	-	-	-	1.8	(202)	(202)	-
Cash dividends declared	(128)	-	-	-	(128)	-	-	-	(128)	-
Distributions to noncontrolling interests	(46)	-	-	-	-	-	-	-	-	(46)
BALANCES, July 5, 2025	$21,492	380.2	$152	$2,213	$30,775	$(167)	150.7	$(12,584)	$20,389	$1,103

		Six Months (26 Weeks) Ended July 5, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2024	$21,417	380.2	$152	$2,223	$30,271	$(208)	147.4	$(12,144)	$20,294	$1,123
Net earnings before noncontrolling interests	932	-	-	-	759	-	-	-	759	173
Other comprehensive income (loss)	41	-	-	-	-	41	-	-	41	-
Stock options exercised	-	-	-	-	-	-	-		-	-
Stock option expense	5	-	-	5	-	-	-	-	5	-
Issuance of stock under award plans, net of forfeitures	48	-	-	(19)	-	-	(0.7)	67	48	-
Amortization of unearned compensation	4	-	-	4	-	-	-	-	4	-
Treasury stock acquired, and net impact of excise tax	(507)	-	-	-	-	-	4.0	(507)	(507)	-
Cash dividends declared	(255)	-	-	-	(255)	-	-	-	(255)	-
Distributions to noncontrolling interests	(214)	-	-	-	-	-	-	-	-	(214)
Capital contributions from noncontrolling interest	25	-	-	-	-	-	-	-	-	25
Miscellaneous	(4)	-	-	-	-	-	-	-	-	(4)
BALANCES, July 5, 2025	$21,492	380.2	$152	$2,213	$30,775	$(167)	150.7	$(12,584)	$20,389	$1,103

Dividends declared were $0.56 per share in the second quarter of 2026 ($0.55 per share in the second quarter of 2025) and $1.12 per share in the first six months of 2026 ($1.10 per share in the first six months of 2025).

On February 20, 2026, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of July 4, 2026, the Company had approximately $3.62 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and six months ended July 4, 2026 and July 5, 2025 (in millions):

	Three-Month (13-Week) Period Ended
	July 4, 2026
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 4, 2026	$(15)	$(196)	$5	$(206)
Other comprehensive income (loss) before reclassifications	(8)	(21)	-	(29)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	21	-	-	21
Net current-period other comprehensive income (loss)	13	(21)	-	(8)
Accumulated other comprehensive income (loss) at July 4, 2026	$(2)	$(217)	$5	$(214)

	Six-Month (26-Week) Period Ended
	July 4, 2026
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2025	$(13)	$(186)	$5	$(194)
Other comprehensive income (loss) before reclassifications	(25)	(31)	-	(56)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	36	-	-	36
Net current-period other comprehensive income (loss)	11	(31)	-	(20)
Accumulated other comprehensive income (loss) at July 4, 2026	$(2)	$(217)	$5	$(214)

(1)
Includes $20 million and $36 million net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the second quarter and first six months of 2026, respectively. The tax impact of those reclassifications was $7 million and $11 million in the second quarter and first six months of 2026, respectively.

	Three-Month (13-Week) Period Ended
	July 5, 2025
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at April 5, 2025	$14	$(223)	$11	$(198)
Other comprehensive income (loss) before reclassifications	(16)	43	-	27
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	4	-	-	4
Net current-period other comprehensive income (loss)	(12)	43	-	31
Accumulated other comprehensive income (loss) at July 5, 2025	$2	$(180)	$11	$(167)

	Six-Month (26-Week) Period Ended
	July 5, 2025
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2024	$1	$(220)	$11	$(208)
Other comprehensive income (loss) before reclassifications	(6)	40	-	34
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	7	-	-	7
Net current-period other comprehensive income (loss)	1	40	-	41
Accumulated other comprehensive income (loss) at July 5, 2025	$2	$(180)	$11	$(167)

(2)
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

Nucor’s results by segment for the second quarter and first six months of 2026 and 2025 were as follows (in millions):

	Three Months (13 Weeks) Ended
	July 4, 2026
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$6,481	$3,105	$811	$10,397
Intercompany sales	1,493	185	3,339	5,017
Total Sales	7,974	3,290	4,150	15,414
Reconciliation of Sales
Elimination of intercompany sales				(5,017)
Net sales to external customers				10,397
Less:
Cost of products sold	6,388	2,842	3,981	13,211
Other segment items	30	95	23	148
Segment earnings before income taxes and noncontrolling interests	1,556	353	146	2,055
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(430)
Earnings before income taxes and noncontrolling interests				$1,625

	Six Months (26 Weeks) Ended
	July 4, 2026
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$12,517	$5,891	$1,485	$19,893
Intercompany sales	2,928	417	6,426	9,771
Total Sales	15,445	6,308	7,911	29,664
Reconciliation of Sales
Elimination of intercompany sales				(9,771)
Net sales to external customers				19,893
Less:
Cost of products sold	12,709	5,502	7,657	25,868
Other segment items	52	177	63	292
Segment earnings before income taxes and noncontrolling interests	2,684	629	191	3,504
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(783)
Earnings before income taxes and noncontrolling interests				$2,721

	Three Months (13 Weeks) Ended
	July 5, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$5,253	$2,657	$546	$8,456
Intercompany sales	1,360	148	2,801	4,309
Total Sales	6,613	2,805	3,347	12,765
Reconciliation of Sales
Elimination of intercompany sales				(4,309)
Net sales to external customers				8,456
Less:
Cost of products sold	5,727	2,328	3,262	11,317
Other segment items	43	85	28	156
Segment earnings before income taxes and noncontrolling interests	843	392	57	1,292
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(393)
Earnings before income taxes and noncontrolling interests				$899

	Six Months (26 Weeks) Ended
	July 5, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$10,160	$5,062	$1,064	$16,286
Intercompany sales	2,434	298	5,527	8,259
Total Sales	12,594	5,360	6,591	24,545
Reconciliation of Sales
Elimination of intercompany sales				(8,259)
Net sales to external customers				16,286
Less:
Cost of products sold	11,470	4,557	6,466	22,493
Other segment items	50	123	39	212
Segment earnings before income taxes and noncontrolling interests	1,074	680	86	1,840
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(656)
Earnings before income taxes and noncontrolling interests				$1,184

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Depreciation expense:
Steel mills	$213	$197	$426	$404
Steel products	55	46	109	86
Raw materials	46	54	94	105
Corporate	6	6	12	11
	$320	$303	$641	$606
Amortization expense:
Steel mills	$1	$2	$3	$4
Steel products	54	54	108	110
Raw materials	8	7	15	14
	$63	$63	$126	$128
Capital expenditures:
Steel mills	$413	$552	$853	$1,161
Steel products	100	156	230	310
Raw materials	42	118	90	236
Corporate	38	39	74	79
	$593	$865	$1,247	$1,786

	July 4, 2026	December 31, 2025
Segment assets:
Steel mills	$19,525	$18,354
Steel products	12,031	11,770
Raw materials	4,332	4,013
Corporate/eliminations	1,066	967
	$36,954	$35,104

Net sales by product for the second quarter and first six months of 2026 and 2025 were as follows (in millions). Further product group breakdown is impracticable.

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Net sales to external customers:
Sheet	$2,916	$2,476	$5,707	$4,685
Bar	1,862	1,397	3,551	2,889
Structural	847	694	1,700	1,338
Plate	856	686	1,559	1,248
Tubular Products	599	380	1,127	744
Rebar Fabrication	569	487	1,048	895
Joist & Deck	483	564	938	1,062
Building Systems	352	337	688	615
Other Steel Products	1,102	889	2,090	1,746
Raw Materials	811	546	1,485	1,064
	$10,397	$8,456	$19,893	$16,286

15. Revenue

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $256 million as of July 4, 2026 ($243 million as of December 31, 2025) and the vast majority are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Nucor disaggregates its revenues by major source in the same manner as presented in the net sales by product table in the segment footnote (see Note 14).

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the second quarter and first six months of 2026 and 2025 are as follows (in millions, except per share amounts):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Basic net earnings per share:
Basic net earnings	$1,156	$603	$1,899	$759
Earnings allocated to participating securities	(4)	(3)	(7)	(3)
Net earnings available to common stockholders	$1,152	$600	$1,892	$756
Basic average shares outstanding	228.2	230.6	228.6	231.7
Basic net earnings per share	$5.05	$2.60	$8.28	$3.26
Diluted net earnings per share:
Diluted net earnings	$1,156	$603	$1,899	$759
Earnings allocated to participating securities	(4)	(3)	(7)	(3)
Net earnings available to common stockholders	$1,152	$600	$1,892	$756
Diluted average shares outstanding:
Basic average shares outstanding	228.2	230.6	228.6	231.7
Dilutive effect of stock options and other	0.3	0.2	0.3	0.2
	228.5	230.8	228.9	231.9
Diluted net earnings per share	$5.04	$2.60	$8.27	$3.26

The following stock options were excluded from the computation of diluted net earnings per share because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Anti-dilutive stock options:
Weighted-average shares	13	129	26	124
Weighted-average exercise price	$251.49	$142.08	$251.49	$142.08

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 88%, 65% and 76%, respectively, in the first six months of 2026, compared with approximately 82%,61% and 73%, respectively, in the first six months of 2025.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $1.16 billion, or $5.04 per diluted share, for the second quarter of 2026, which represented an increase compared to net earnings attributable to Nucor stockholders of $603 million, or $2.60 per diluted share, for the second quarter of 2025.

The increase in earnings in the second quarter of 2026 as compared to the second quarter of 2025 was driven by the increase in earnings of the steel mills segment. Earnings in the steel mills segment increased in the second quarter of 2026 due to higher average selling prices, increased volumes and higher metal margins. Steel mills segment earnings in the second quarter of 2026 also included a reduction to cost of products sold of $130 million related to cash refunds associated with prior periods’ raw materials procurement costs. Demand continues to be strong across key end-use markets in the steel mills segment, which is evidenced by higher backlogs at the end of the second quarter of 2026 compared to the end of the first quarter of 2026. Federal trade policies, including anti-dumping and countervailing duty laws in combination with Section 232 national security tariffs, are continuing to reduce the volume of unfairly traded imports into the United States.

The steel products segment had decreased earnings in the second quarter of 2026 as compared to the second quarter of 2025 as increased volumes and modestly higher average selling prices were more than offset by margin compression resulting from higher steel input costs. We saw resilient demand in key end markets for the steel products segment during the second quarter of 2026, and backlogs for the segment at the end of the second quarter of 2026 are higher than they were at the end of the first quarter of 2026.

Earnings in the raw materials segment increased in the second quarter of 2026 as compared to the second quarter of 2025 primarily due to increased average selling prices and shipments, and the improved profitability of our direct reduced iron facilities.

Included in the second quarter of 2026 earnings was a non-cash benefit of $61 million related to the increase in the value of our investment in Helion, a fusion energy company, after it completed a capital financing round during the quarter.

Nucor reported net earnings attributable to Nucor stockholders of $1.90 billion, or $8.27 per diluted share, for the first six months of 2026, which represented an increase compared to net earnings attributable to Nucor stockholders of $759 million, or $3.26 per diluted share, in the first six months of 2025. The larger increase in comparable year-to-date earnings in 2026 as compared to 2025 was driven by significantly stronger first quarter of 2026 results compared to the first quarter of 2025, together with continued sequential earnings improvement into the second quarter of 2026.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the second quarter and first six months of 2026 as compared to the second quarter and first six months of 2025.

Net Sales

Net sales to external customers by segment for the second quarter and first six months of 2026 and 2025 were as follows (in millions):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	% Change	July 4, 2026	July 5, 2025	% Change
Steel mills	$6,481	$5,253	23%	$12,517	$10,160	23%
Steel products	3,105	2,657	17%	5,891	5,062	16%
Raw materials	811	546	49%	1,485	1,064	40%
Total net sales to external customers	$10,397	$8,456	23%	$19,893	$16,286	22%

Net sales for the second quarter of 2026 increased 23% from the second quarter of 2025. Average sales price per ton increased 10% from $1,240 in the second quarter of 2025 to $1,367 in the second quarter of 2026. Total tons shipped to external customers in the second quarter of 2026 were approximately 7,605,000 tons, a 12% increase from the second quarter of 2025.

Net sales for the first six months of 2026 increased 22% from the first six months of 2025. Average sales price per ton increased 11% from $1,193 in the first six months of 2025 to $1,323 in the first six months of 2026. Total tons shipped to external customers in the first six months of 2026 were approximately 15,032,000 tons, a 10% increase from the first six months of 2025.

In the steel mills segment, sales tons for the second quarter and first six months of 2026 and 2025 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	% Change	July 4, 2026	July 5, 2025	% Change
Outside steel shipments	5,659	5,044	12%	11,278	10,270	10%
Inside steel shipments	1,441	1,430	1%	2,868	2,667	8%
Total steel shipments	7,100	6,474	10%	14,146	12,937	9%

Net sales for the steel mills segment increased 23% in the second quarter of 2026 from the second quarter of 2025, due to a 12% increase in tons shipped to external customers and a 10% increase in the average sales price per ton, from $1,041 to $1,145 in the second quarter of 2025 and 2026, respectively.

Net sales for the steel mills segment increased 23% in the first six months of 2026 from the first six months of 2025, due to a 10% increase in tons shipped to external customers and a 12% increase in average sales price per ton from $989 to $1,110 in the first six months of 2025 and 2026, respectively.

Outside sales tonnage for the steel products segment for the second quarter and first six months of 2026 and 2025 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	% Change	July 4, 2026	July 5, 2025	% Change
Joist and deck sales	198	217	-9%	383	399	-4%
Rebar fabrication sales	344	306	12%	635	553	15%
Tubular products sales	338	243	39%	656	513	28%
Building systems sales	59	64	-8%	114	112	2%
Other steel products sales	346	311	11%	656	612	7%
Total steel products sales	1,285	1,141	13%	2,444	2,189	12%

Net sales for the steel products segment increased 17% in the second quarter of 2026 from the second quarter of 2025, due to a 13% increase in shipping volumes and a 4% increase in selling prices from $2,331 in the second quarter of 2025 to $2,415 in the second quarter of 2026. Average selling prices increased across several businesses within the steel products segment in the second quarter of 2026 as compared to the second quarter of 2025, most notably at our tubular products business.

Net sales for the steel products segment increased 16% in the first six months of 2026 compared to the first six months of 2025, due to a 12% increase in shipping volumes and a 4% increase in average sales price from $2,313 to $2,410 in the first six months of 2025 and 2026, respectively. Average selling prices increased across several businesses within the steel products segment in the first six months of 2026 as compared to the first six months of 2025, most notably at our tubular products business.

Net sales for the raw materials segment increased 49% in the second quarter of 2026 compared to the second quarter of 2025. In the second quarter of 2026, approximately 95% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 2% of outside sales were from the scrap processing operations of DJJ (approximately 94% and 3%, respectively, in the second quarter of 2025).

Net sales for the raw materials segment in the first six months of 2026 increased 40% compared to the first six months of 2025. In the first six months of 2026, approximately 95% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (approximately 94% and 3%, respectively, in the first six months of 2025).

The majority of the raw materials segment's total sales are to internal customers in the steel mills segment. Net sales to outside customers represented approximately 20% and 19% of the raw materials segment's total sales in the second quarter and first six months of 2026, respectively (approximately 16% in the second quarter and first six months of 2025).

Gross Margins

Nucor recorded gross margins of $2.03 billion (20%) in the second quarter of 2026, which was an increase compared to $1.22 billion (14%) in the second quarter of 2025.

•
The increase in gross margin in the second quarter of 2026 as compared to the second quarter of 2025 was due primarily to higher metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. The average scrap and scrap substitute cost per gross ton used in the second quarter of 2026 was $422, a 5% increase compared to $403 in the second quarter of 2025. Despite the increase in average scrap and scrap substitute cost per gross ton used, metal margins increased in the second quarter of 2026 as compared to the second quarter of 2025 due to the previously mentioned increases in average selling prices and shipping volumes.

•
Also benefiting gross margins in the second quarter of 2026 was a $130 million reduction in cost of products sold in the steel mills segment related to cash refunds associated with prior periods' raw material procurement costs.
•
Pre-operating and start-up costs of new facilities were approximately $120 million in the second quarter of 2026 and approximately $136 million in the second quarter of 2025. Pre-operating and start-up costs in the second quarter of 2026 primarily included costs related to the sheet mill in West Virginia and the coating complex at our sheet mill in Indiana. Pre-operating and start-up costs in the second quarter of 2025 primarily included costs related to the sheet mill in West Virginia, the plate mill in Kentucky, the rebar micro mill in North Carolina and the melt shop addition at the bar mill in Arizona. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the steel products segment decreased in the second quarter of 2026 compared to the second quarter of 2025. Increased average sales prices and volumes were outpaced by increased steel input costs causing margin compression.
•
Gross margins in the raw materials segment increased in the second quarter of 2026 compared to the second quarter of 2025, primarily due to increased gross margins at our DRI facilities and, to a lesser extent, our scrap processing operations.

Nucor recorded gross margins of $3.54 billion (18%) in the first six months of 2026, which increased compared to $1.83 billion (11%) in the first six months of 2025.

•
The largest factor impacting the increase in gross margins in the first six months of 2026 compared to the first six months of 2025 was increased metal margin in the steel mills segment.

The average scrap and scrap substitute cost per gross ton used in the first six months of 2026 was $413, a 4% increase compared to $398 in the first six months of 2025. The increase in average scrap and scrap substitute cost per gross ton used, was more than offset by the previously mentioned increases in average sales price and volume.
•
Pre-operating and start-up costs of new facilities decreased to approximately $228 million in the first six months of 2026 from approximately $306 million in the first six months of 2025. Pre-operating and start-up costs in the first six months of 2026 primarily included costs related to the sheet mill in West Virginia and the coating complex at our sheet mill in Indiana. Pre-operating and start-up costs in the first six months of 2025 primarily included costs related to the plate mill in Kentucky, the sheet mill in West Virginia, the melt shop addition in Arizona and the rebar micro mill in North Carolina.
•
Gross margins in the steel products segment decreased in the first six months of 2026 as compared to the first six months of 2025, primarily due to increased steel input costs which outpaced the previously mentioned increases in volumes and average selling prices.

•
Gross margins in the raw materials segment increased in the first six months of 2026 compared to the first six months of 2025, primarily due to increased gross margins at our scrap processing operations and DRI facilities.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These profit sharing and other incentive compensation costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $86 million in the second quarter of 2026 compared to the second quarter of 2025, and increased by $174 million in the first six months of 2026 compared to the first six months of 2025. These increases were due to Nucor's increased profitability in the second quarter and first six months of 2026 compared to the respective prior year periods, which resulted in increased expenses related to profit sharing and other incentive compensation.

During the second quarter of 2026, Nucor recorded a non-cash $61 million increase in the value of its investment in Helion, a fusion energy company, after it completed a capital financing round during the quarter. The increase is included as a reduction of marketing, administrative and other expenses in the second quarter of 2026.

Losses and Impairments of Assets

Included in the first six months of 2026 net earnings was $15 million of impairment charges related to certain assets in the raw materials segment, all of which was recorded in the first quarter of 2026 (none was recorded in the second quarter of 2026).

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

Interest Expense (Income)

Net interest expense for the second quarter and first six months of 2026 and 2025 was as follows (in millions):

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Interest expense	$36	$49	$75	$100
Interest income	(24)	(30)	(44)	(67)
Interest expense, net	$12	$19	$31	$33

Interest expense decreased in the second quarter and first six months of 2026 compared to the second quarter and first six months of 2025 mainly due to an increase in capitalized interest. Interest income decreased in the second quarter and first six months of 2026 compared to the second quarter and first six months of 2025 due to a decrease in average interest rates on investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the second quarter and first six months of 2026 and 2025 (in millions). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 4, 2026	July 5, 2025	July 4, 2026	July 5, 2025
Steel mills	$1,556	$843	$2,684	$1,074
Steel products	353	392	629	680
Raw materials	146	57	191	86
Corporate/eliminations	(430)	(393)	(783)	(656)
	$1,625	$899	$2,721	$1,184

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) ("NYS"), California Steel Industries, Inc. ("CSI") and Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The increase in earnings attributable to noncontrolling interests in the second quarter of 2026 compared to the second quarter of 2025 was primarily due to the increased earnings of NYS. The increase in earnings attributable to noncontrolling interests in the first six months of 2026 compared to the first six months of 2025 was primarily due to the increased earnings of NYS.

Provision for Income Taxes

The effective tax rate for the second quarter of 2026 was 21.2% compared to 21.5% for the second quarter of 2025. The expected effective tax rate for the full year 2026 is between 20.0% and 22.0%.

Nucor is subject to taxation in the United States (“U.S.”), as well as various state and foreign jurisdictions. Nucor has concluded U.S. federal income tax matters for the tax years through 2021. The tax years 2022 through 2024 remain open to examination by the Internal Revenue Service (the “IRS”). The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. Additional state and foreign taxing authorities are examining open tax years. The resolution of these audits is not expected to have a material impact on our consolidated financial statements. The tax years 2018 through 2025 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $1.16 billion, or $5.04 per diluted share, in the second quarter of 2026, as compared to net earnings attributable to Nucor stockholders of $603 million, or $2.60 per diluted share, in the second quarter of 2025. Net earnings attributable to Nucor stockholders as a percentage of net sales were 11.1% and 7.1% in the second quarter of 2026 and 2025, respectively.

Nucor reported net earnings attributable to Nucor stockholders of $1.90 billion, or $8.27 per diluted share, in the first six months of 2026, as compared to net earnings attributable to Nucor stockholders of $759 million, or $3.26 per diluted share, in the first six months of 2025. Net earnings attributable to Nucor stockholders as a percentage of net sales were 9.5% and 4.7% in the first six months of 2026 and 2025, respectively. Annualized return on average stockholders’ equity was 17.6% and 7.5% in the first six months of 2026 and 2025, respectively.

Outlook

We expect higher consolidated reported earnings in the third quarter of 2026. In the steel mills segment we expect an increase in earnings due to higher realized pricing across all major product categories with stable volumes. In the steel products segment, we expect increased earnings due to both higher volumes and higher realized pricing. The raw materials segment is expected to have decreased earnings due to lower margins.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the second quarter of 2026 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

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

Our liquidity position as of July 4, 2026 remained strong, consisting of total cash and cash equivalents and short-term investments of $2.69 billion ($2.70 billion as of December 31, 2025). Approximately $843 million of the cash and cash equivalents position at July 4, 2026, was held by our majority-owned joint ventures as compared to approximately $931 million at December 31, 2025.

Cash provided by operating activities was $2.29 billion in the first six months of 2026 as compared to $1.10 billion in the first six months of 2025. The $1.19 billion increase was primarily driven by a $1.22 billion increase in net earnings before noncontrolling interests from $932 million in the first six months of 2025 to $2.15 billion in the first six months of 2026. Changes in use of operating assets and operating liabilities (exclusive of acquisitions) increased slightly to $668 million in the first six months of 2026 as compared to $643 million in the first six months of 2025.

The funding of our working capital in the first six months of 2026 increased by $25 million compared to the first six months of 2025. Increased usage was driven by the change in inventories using cash of $560 million in the first six months of 2026 compared to using cash of $352 million during the first six months of 2025, and the change in accounts receivable using an additional $246 million in cash compared to the same period in 2025. These changes were offset by the change in accounts payable providing cash of $454 million in the first six months of 2026 compared to $375 million in the first six months of 2025 and the change in salaries, wages and related accruals providing $265 million more in cash during the first six months of 2026 compared to the same period in 2025.

The current ratio was 2.5 at the end of the second quarter of 2026 and 2.9 at year-end 2025. Contributing to the decrease in the current ratio at the end of the second quarter of 2026 as compared to year-end 2025 was the reclassification of the Company's $500 million principal amount of its 4.300% Notes due 2027 to current portion of long-term debt during the second quarter of 2026.

Cash used in investing activities during the first six months of 2026 was $956 million as compared to $1.72 billion during the first six months of 2025. The $767 million decrease in usage was primarily driven by a decrease in funds used to purchase investments of $509 million and a decrease in proceeds from the sale of investments of $335 million. Cash used for capital expenditures was $1.23 billion in the first six months of 2026 compared to $1.81 billion for the prior year period. Capital expenditures in the first six months of 2026 primarily related to the sheet mill under construction in West Virginia and the construction of two manufacturing locations to expand Nucor Towers & Structures ("NTS"). Capital expenditures for 2026 are estimated to be approximately $2.50 billion as compared to $3.42 billion in 2025. The projects that we anticipate will have the largest capital expenditures in 2026 are the sheet mill under construction in West Virginia, the construction of two manufacturing locations to expand NTS, and the galvanizing line at our sheet mill in South Carolina.

Cash used in financing activities in the first six months of 2026 was $1.10 billion as compared to $996 million in the first six months of 2025. The primary uses of cash in the first six months of 2026 were stock repurchases of $475 million, which was decreased compared to $500 million in the first six months of 2025. The primary uses of cash in the first six months of 2025 were repayments of long-term debt of $1.01 billion which was largely offset by proceeds from the issuance and sale of long-term debt, net of discount to the public, of $997 million. In the first six months of 2025, Nucor issued and sold $500 million aggregate principal amount of its 4.650% Notes due 2030 and $500 million aggregate principal amount of its 5.100% Notes due 2035. Net proceeds from the issuance and sale of these Notes were used to redeem all of the outstanding $500 million aggregate principal amount of our 2.000% Notes due 2025 and $500 million aggregate principal amount of our 3.950% Notes due 2025 (collectively, the "2025 Notes") pursuant to the terms of the indenture governing the 2025 Notes.

On March 11, 2025, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.75 billion to $2.25 billion and to extend its maturity date to March 11, 2030. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of July 4, 2026, the funded debt to total capital ratio was

23.4% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of July 4, 2026.

In June 2026, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.56 per share payable on August 11, 2026 to stockholders of record on June 30, 2026. This dividend is Nucor’s 213th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2025. There were no interest rate swaps outstanding at July 4, 2026.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At July 4, 2026, accumulated other comprehensive loss, net of income taxes included $2 million in unrealized net-of-tax losses for the fair value of these derivative financial instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative financial instruments outstanding at July 4, 2026, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in millions):

Commodity Derivative	10% Change	25% Change
Natural gas	$13	$31
Other commodities	$18	$43

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at July 4, 2026 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 4, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended July 4, 2026 was as follows (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 5, 2026 - May 2, 2026	0.3	$192.65	0.3	$3,904
May 3, 2026 - May 30, 2026	0.6	$231.57	0.6	$3,765
May 31, 2026 - July 4, 2026	0.6	$247.07	0.6	$3,620
For the Quarter Ended July 4, 2026	1.5		1.5

(1)
Includes commissions of $0.09 per share.
(2)
On February 20, 2026, the Company announced that its Board of Directors had approved a new share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended July 4, 2026, none of our directors or officers (as defined in Rule 16a-1-(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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
10

Retirement, Separation, Waiver and Release Agreement, dated as of May 28, 2026, by and between Nucor Corporation and David A. Sumoski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 2, 2026 (File No. 001-04119)) (#)

10.1

Retirement, Separation, Waiver and Release Agreement, dated as of June 16, 2026, by and between Nucor Corporation and Daniel R. Needham (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 22, 2026 (File No. 001-04119)) (#)

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 4, 2026, filed August 12, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended July 4, 2026, filed August 12, 2026, formatted in Inline XBRL (included in Exhibit 101 above).

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

Dated: August 12, 2026