Form 10-Q
period 2026-10-03
NUCOR CORP
filed 2026-11-10
CIK 73309

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

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

Yes ☐ No ☒

224,944,177 shares of the registrant’s common stock were outstanding at October 3, 2026.

Nucor Corporation

Quarterly Report on Form 10-Q

For the Three Months and Nine Months Ended October 3, 2026

			Page
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 3, 2026 and October 4, 2025	1

		Condensed Consolidated Statements of Comprehensive Income – Three Months (13 Weeks) and Nine Months (39 Weeks) Ended October 3, 2026 and October 4, 2025	2

		Condensed Consolidated Balance Sheets – October 3, 2026 and December 31, 2025	3

		Condensed Consolidated Statements of Cash Flows – Nine Months (39 Weeks) Ended October 3, 2026 and October 4, 2025	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4	Controls and Procedures	28

Part II	Other Information

	Item 1	Legal Proceedings	29

	Item 1A	Risk Factors	29

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 5	Other Information	30

	Item 6	Exhibits	31

Signatures			32

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Nucor Corporation Condensed Consolidated Statements of Earnings (Unaudited)

(In millions, except per share data)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Net sales	$11,249	$8,521	$31,142	$24,807
Costs, expenses and other:
Cost of products sold	8,923	7,333	25,281	21,791
Marketing, administrative and other expenses	444	300	1,227	885
Equity in earnings of unconsolidated affiliates	(9)	(10)	(24)	(24)
Losses and impairments of assets	17	-	32	40
Interest expense, net	7	15	38	48
	9,382	7,638	26,554	22,740
Earnings before income taxes and noncontrolling interests	1,867	883	4,588	2,067
Provision for income taxes	394	200	965	452
Net earnings before noncontrolling interests	1,473	683	3,623	1,615
Earnings attributable to noncontrolling interests	154	76	405	249
Net earnings attributable to Nucor stockholders	$1,319	$607	$3,218	$1,366
Net earnings per share:
Basic	$5.81	$2.63	$14.08	$5.89
Diluted	$5.80	$2.63	$14.06	$5.88
Average shares outstanding:
Basic	226.4	229.9	227.8	231.1
Diluted	226.7	230.2	228.2	231.4

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Net earnings before noncontrolling interests	$1,473	$683	$3,623	$1,615
Other comprehensive (loss) income:
Net unrealized loss on hedging derivatives, net of income taxes of $(5) and $(3) for the third quarter of 2026 and 2025, respectively, and $(13) and $(5) for the first nine months of 2026 and 2025, respectively	(16)	(10)	(41)	(16)
Reclassification adjustment for settlement of hedging derivatives included in net earnings, net of income taxes of $2 and $3 for the third quarter of 2026 and 2025, respectively, and $14 and $5 for the first nine months of 2026 and 2025, respectively	6	7	42	14
Foreign currency translation gain (loss), net of income taxes of $0 for the third quarter and first nine months of 2026 and 2025	2	(19)	(29)	21
	(8)	(22)	(28)	19
Comprehensive income	1,465	661	3,595	1,634
Comprehensive income attributable to noncontrolling interests	154	76	405	249
Comprehensive income attributable to Nucor stockholders	$1,311	$585	$3,190	$1,385

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Balance Sheets (Unaudited)

(In millions)

	October 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,467	$2,260
Short-term investments	173	439
Accounts receivable, net	4,296	3,105
Inventories, net	6,020	5,462
Other current assets	398	499
Total current assets	14,354	11,765
Property, plant and equipment, net	16,103	15,306
Goodwill	4,290	4,297
Other intangible assets, net	2,693	2,880
Other assets	924	856
Total assets	$38,364	$35,104
LIABILITIES
Current liabilities:
Short-term debt	$130	$122
Current portion of long-term debt and finance lease obligations	579	90
Accounts payable	2,380	1,890
Salaries, wages and related accruals	1,335	882
Accrued expenses and other current liabilities	1,406	1,020
Total current liabilities	5,830	4,004
Long-term debt and finance lease obligations due after one year	6,384	6,909
Deferred credits and other liabilities	2,059	2,067
Total liabilities	14,273	12,980
Commitments and contingencies
EQUITY
Nucor stockholders' equity:
Common stock	152	152
Additional paid-in capital	2,221	2,253
Retained earnings	34,338	31,504
Accumulated other comprehensive loss, net of income taxes	(222)	(194)
Treasury stock	(13,678)	(12,779)
Total Nucor stockholders' equity	22,811	20,936
Noncontrolling interests	1,280	1,188
Total equity	24,091	22,124
Total liabilities and equity	$38,364	$35,104

See notes to condensed consolidated financial statements.

Nucor Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025
Operating activities:
Net earnings before noncontrolling interests	$3,623	$1,615
Adjustments:
Depreciation	967	910
Amortization	188	191
Impairment of assets	32	20
Stock-based compensation	129	102
Deferred income taxes	(71)	2
Distributions from affiliates	7	6
Equity in earnings of unconsolidated affiliates	(24)	(24)
Changes in assets and liabilities (exclusive of acquisitions and dispositions):
Accounts receivable	(1,203)	(614)
Inventories	(560)	(295)
Accounts payable	485	296
Federal income taxes	167	177
Salaries, wages and related accruals	458	20
Other operating activities	324	29
Cash provided by operating activities	4,522	2,435
Investing activities:
Capital expenditures	(1,861)	(2,620)
Investment in and advances to affiliates	(2)	(1)
Disposition of plant and equipment	34	42
Divestiture of affiliate	4	-
Purchases of investments	(165)	(872)
Proceeds from the sale of investments	432	938
Other investing activities	23	4
Cash used in investing activities	(1,535)	(2,509)
Financing activities:
Net change in short-term debt	8	(89)
Repayment of long-term debt	(42)	(1,012)
Proceeds from issuance of long-term debt, net of discount	15	997
Bond issuance costs	(1)	(9)
Proceeds from exercise of stock options	19	1
Payment of tax withholdings on certain stock-based compensation	(82)	(32)
Distributions to noncontrolling interests	(314)	(231)
Cash dividends	(386)	(385)
Acquisition of treasury stock	(976)	(600)
Proceeds from government incentives	-	77
Other financing activities	(14)	14
Cash used in financing activities	(1,773)	(1,269)
Effect of exchange rate changes on cash	(7)	6
Increase (decrease) in cash and cash equivalents	1,207	(1,337)
Cash and cash equivalents - beginning of year	2,260	3,558
Cash and cash equivalents - end of nine months	$3,467	$2,221
Non-cash investing activity:
Change in accrued plant and equipment purchases	$6	$14

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

2. Inventories

Inventories consisted of approximately 40% raw materials and supplies and 60% finished and semi-finished products at October 3, 2026 (approximately 35% and 65%, respectively, at December 31, 2025). Nucor’s manufacturing process consists of a continuous, vertically integrated process from which products are sold to customers at various stages throughout the process. Since most steel products can be classified as either finished or semi-finished products, these two categories of inventory are combined.

3. Property, Plant and Equipment

Property, plant and equipment is recorded net of accumulated depreciation of $13.58 billion at October 3, 2026 ($13.38 billion at December 31, 2025).

Included within property, plant and equipment, net of the steel mills segment at October 3, 2026 is $213 million of assets, net of accumulated depreciation, related to our consolidated joint venture, Nucor-JFE Steel Mexico, S. de R.L. de C.V. (“NJSM”). During the fourth quarter of 2025, the Company determined that a triggering event occurred after review of NJSM's most recent annual forecast. The Company performed an impairment assessment to determine if the carrying amount of NJSM exceeded its projected undiscounted cash flows. Upon completion of the assessment, the Company determined that the carrying amount did not exceed its projected undiscounted cash flows and no impairment charge was required. Nucor will continue to monitor NJSM's financial performance. If NJSM's financial performance underperforms its forecasts, management may determine that a triggering event has occurred and additional testing may be required.

4. Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill for the nine months ended October 3, 2026 by segment was as follows (in millions):

	Steel Mills	Steel Products	Raw Materials	Total
Balance at December 31, 2025	$675	$2,825	$797	$4,297
Translation	-	(7)	-	(7)
Balance at October 3, 2026	$675	$2,818	$797	$4,290

Intangible assets with estimated useful lives of five to 25 years are amortized on a straight-line or accelerated basis and consisted of the following as of October 3, 2026 and December 31, 2025 (in millions):

	October 3, 2026		December 31, 2025
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$4,382	$1,842	$4,444	$1,737
Trademarks and trade names	373	223	374	207
Other	136	133	142	136
	$4,891	$2,198	$4,960	$2,080

Intangible asset amortization expense in the third quarter of 2026 and 2025 was $62 million and $63 million, respectively, and $188 million and $191 million in the first nine months of 2026 and 2025, respectively. Annual amortization expense is estimated to be $249 million in 2026; $246 million in 2027; $224 million in 2028; $201 million in 2029; $194 million in 2030; and $180 million in 2031.

5. Current Liabilities

Book overdrafts, included in accounts payable in the condensed consolidated balance sheets, were $155 million at October 3, 2026 ($145 million at December 31, 2025). Dividends payable, included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, were $127 million at October 3, 2026 ($129 million at December 31, 2025).

6. Fair Value Measurements

The following table summarizes information regarding Nucor’s financial assets and financial liabilities that were measured at fair value as of October 3, 2026 and December 31, 2025 (in millions). Nucor does not have any non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
Description	Carrying Amount in Condensed Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of October 3, 2026
Assets:
Cash equivalents	$2,825	$2,825	$-	$-
Short-term investments	173	173	-	-
Derivative contracts	2	-	2	-
Other assets	135	-	-	135
Total assets	$3,135	$2,998	$2	$135
Liabilities:
Derivative contracts	$(17)	$-	$(17)	$-

As of December 31, 2025
Assets:
Cash equivalents	$1,596	$1,596	$-	$-
Short-term investments	439	439	-	-
Other assets	102	23	-	79
Total assets	$2,137	$2,058	$-	$79
Liabilities:
Derivative contracts	$(17)	$-	$(17)	$-

Fair value measurements for Nucor’s cash equivalents, short-term investments and an investment in a publicly traded nuclear power equipment manufacturer are classified under Level 1 because such measurements are based on quoted market prices in active markets for identical assets. Fair value measurements for Nucor’s derivatives, which are typically commodity or foreign exchange contracts, are classified under Level 2 because such measurements are based on published market prices for similar assets or are estimated based on observable inputs such as interest rates, yield curves, credit risks, spot and future commodity prices, and spot and future exchange rates. Fair value measurements for Nucor's investments in privately held companies, most of which are in a nuclear fusion technology company, are classified under Level 3 because such measurements are estimated based on unobservable inputs that indicate a change in fair value, including the transaction price in the event of a change in ownership of the investee (e.g., the sale of other investors' interests in the company) or the transaction price in the event of additional equity issuances of the investee. During the second quarter of 2026, the value of our investment in Helion, a fusion energy company, increased $61 million after it completed a capital financing round. There were no transfers between levels in the fair value hierarchy for the periods presented.

The fair value of short-term and long-term debt, including current maturities, was approximately $6.24 billion at October 3, 2026 (approximately $6.53 billion at December 31, 2025). The debt fair value estimates are classified under Level 2 because such estimates are based on readily available market prices of our debt at October 3, 2026 and December 31, 2025, or similar debt with the same maturities, ratings and interest rates.

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

8. Stock-Based Compensation

Stock Options

A summary of activity under Nucor’s stock option plans for the first nine months of 2026 is as follows (shares and aggregate intrinsic value in thousands):

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Number of shares under stock options:
Outstanding at beginning of year	822	$90.92
Granted	52	$251.49
Exercised	(275)	$69.31		$42,559
Canceled	-	$-
Outstanding at October 3, 2026	599	$114.82	5.7 years	$75,735
Stock options exercisable at October 3, 2026	395	$93.61	4.2 years	$57,986

Compensation expense for stock options was $0.4 million and $0.3 million in the third quarter of 2026 and 2025, respectively, and $5 million in the first nine months of each of 2026 and 2025. As of October 3, 2026, unrecognized compensation expense related to stock options was $3 million, which we expect to recognize over a weighted-average period of 2.2 years.

Restricted Stock Units

A summary of Nucor’s restricted stock unit (“RSU”) activity for the first nine months of 2026 is as follows (shares in thousands):

	Shares	Grant Date Fair Value Per Share
Restricted stock units:
Unvested at beginning of year	899	$130.37
Granted	265	$251.49
Vested	(531)	$152.66
Canceled	(11)	$144.29
Unvested at October 3, 2026	622	$162.63

Compensation expense for RSUs was $15 million and $17 million in the third quarter of 2026 and 2025, respectively, and $64 million and $70 million in the first nine months of 2026 and 2025, respectively. As of October 3, 2026, unrecognized compensation expense related to unvested RSUs was $80 million, which we expect to recognize over a weighted-average period of 1.2 years.

Restricted Stock Awards

A summary of Nucor’s restricted stock activity under the Nucor Corporation Senior Officers Annual Incentive Plan (currently, a supplement to the Nucor Corporation 2025 Omnibus Incentive Compensation Plan, the “AIP”) and the Nucor Corporation Senior Officers Long-Term Incentive Plan (currently, a supplement to the Nucor Corporation 2025 Omnibus Incentive Compensation Plan, the “LTIP”) for the first nine months of 2026 is as follows (shares in thousands):

		Grant Date
	Shares	Fair Value Per Share
Restricted stock units and restricted stock awards:
Unvested at beginning of year	203	$154.81
Granted	216	$166.63
Vested	(241)	$165.86
Canceled	(2)	$160.26
Unvested at October 3, 2026	176	$154.13

Compensation expense for common stock and common stock units awarded under the AIP and the LTIP is recorded over the performance measurement and vesting periods based on the anticipated number and market value of shares of common stock and common stock units to be awarded. Compensation expense for anticipated awards based upon Nucor’s financial performance, exclusive of amounts payable in cash, was $23 million and $6 million in the third quarter of 2026 and 2025, respectively, and $61 million and $26 million in the first nine months of 2026 and 2025, respectively. As of October 3, 2026, unrecognized compensation expense related to unvested restricted stock awards was $7 million, which we expect to recognize over a weighted-average period of 1.7 years.

9. Employee Benefit Plan

Nucor makes contributions to a Profit Sharing and Retirement Savings Plan for qualified employees based on the profitability of the Company. Nucor’s expense for these benefits totaled $171 million and $86 million in the third quarter of 2026 and 2025, respectively, and $429 million and $203 million in the first nine months of 2026 and 2025, respectively. The related liability for these benefits is included in salaries, wages and related accruals in the condensed consolidated balance sheets.

10. Interest Expense (Income)

The components of net interest expense for the third quarter and first nine months of 2026 and 2025 are as follows (in millions):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Interest expense	$32	$38	$107	$138
Interest income	(25)	(23)	(69)	(90)
Interest expense, net	$7	$15	$38	$48

11. Income Taxes

The effective tax rate for the third quarter of 2026 was 21.1% compared to 22.6% for the third quarter of 2025.

Nucor is subject to taxation in the United States (“U.S.”), as well as various state and foreign jurisdictions. Nucor has concluded U.S. federal income tax matters for the tax years through 2022. The tax years 2023 through 2025 remain open to examination by the Internal Revenue Service. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. Additional state and foreign taxing authorities are examining open tax years. The resolution of these audits is not expected to have a material impact on our consolidated financials. The tax years 2018 through 2025 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Non-current deferred tax assets included in other assets in the condensed consolidated balance sheets were $22 million at October 3, 2026 ($30 million at December 31, 2025). Non-current deferred tax liabilities included in deferred credits and other liabilities in the condensed consolidated balance sheets were $1.30 billion at October 3, 2026 ($1.38 billion at December 31, 2025).

12. Stockholders’ Equity

The following tables reflect the changes in stockholders’ equity attributable to Nucor and the noncontrolling interests of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership), California Steel Industries, Inc. and NJSM, for the three months and nine months ended October 3, 2026 and October 4, 2025 (in millions):

		Three Months (13 Weeks) Ended October 3, 2026
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 4, 2026	$23,266	380.2	$152	$2,207	$33,146	$(214)	153.2	$(13,182)	$22,109	$1,157
Net earnings before noncontrolling interests	1,473	-	-	-	1,319	-	-	-	1,319	154
Other comprehensive income (loss)	(8)	-	-	-	-	(8)	-	-	(8)	-
Stock options exercised	4	-	-	-	-	-	(0.1)	4	4	-
Stock option expense	1	-	-	1	-	-	-	-	1	-
Issuance of stock under award plans, net of forfeitures	16	-	-	12	-	-	-	4	16	-
Amortization of unearned compensation	1	-	-	1	-	-	-	-	1	-
Treasury stock acquired, and net impact of excise tax	(504)	-	-	-	-	-	2.0	(504)	(504)	-
Cash dividends declared	(127)	-	-	-	(127)	-	-	-	(127)	-
Distributions to noncontrolling interests	(32)	-	-	-	-	-	-	-	-	(32)
Miscellaneous	1	-	-	-	-	-	-	-	-	1
BALANCES, October 3, 2026	$24,091	380.2	$152	$2,221	$34,338	$(222)	155.1	$(13,678)	$22,811	$1,280

		Nine Months (39 Weeks) Ended October 3, 2026
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2025	$22,124	380.2	$152	$2,253	$31,504	$(194)	151.9	$(12,779)	$20,936	$1,188
Net earnings before noncontrolling interests	3,623	-	-	-	3,218	-	-	-	3,218	405
Other comprehensive income (loss)	(28)	-	-	-	-	(28)	-	-	(28)	-
Stock options exercised	19	-	-	(4)	-	-	(0.3)	23	19	-
Stock option expense	5	-	-	5	-	-	-	-	5	-
Issuance of stock under award plans, net of forfeitures	22	-	-	(39)	-	-	(0.7)	61	22	-
Amortization of unearned compensation	5	-	-	5	-	-	-	-	5	-
Treasury stock acquired, and net impact of excise tax	(983)	-	-	-	-	-	4.2	(983)	(983)	-
Cash dividends declared	(384)	-	-	-	(384)	-	-	-	(384)	-
Distributions to noncontrolling interests	(314)	-	-	-	-	-	-	-	-	(314)
Miscellaneous	2	-	-	1	-	-	-	-	1	1
BALANCES, October 3, 2026	$24,091	380.2	$152	$2,221	$34,338	$(222)	155.1	$(13,678)	$22,811	$1,280

		Three Months (13 Weeks) Ended October 4, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, July 5, 2025	$21,492	380.2	$152	$2,213	$30,775	$(167)	150.7	$(12,584)	$20,389	$1,103
Net earnings before noncontrolling interests	683	-	-	-	607	-	-	-	607	76
Other comprehensive income (loss)	(22)	-	-	-	-	(22)	-	-	(22)	-
Stock options exercised	1	-	-	-	-	-	-	1	1	-
Stock option expense	-	-	-	-	-	-	-	-	-	-
Issuance of stock under award plans, net of forfeitures	18	-	-	16	-	-	-	2	18	-
Amortization of unearned compensation	4	-	-	4	-	-	-	-	4	-
Treasury stock acquired, and net impact of excise tax	(100)	-	-	-	-	-	0.7	(100)	(100)	-
Cash dividends declared	(127)	-	-	-	(127)	-	-	-	(127)	-
Distributions to noncontrolling interests	(17)	-	-	-	-	-	-	-	-	(17)
Miscellaneous	(1)	-	-	-	-	-	-	-	-	(1)
BALANCES, October 4, 2025	$21,931	380.2	$152	$2,233	$31,255	$(189)	151.4	$(12,681)	$20,770	$1,161

		Nine Months (39 Weeks) Ended October 4, 2025
						Accumulated			Total
				Additional		Other	Treasury Stock		Nucor
		Common Stock		Paid-in	Retained	Comprehensive	(at cost)		Stockholders'	Noncontrolling
	Total	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity	Interests
BALANCES, December 31, 2024	$21,417	380.2	$152	$2,223	$30,271	$(208)	147.4	$(12,144)	$20,294	$1,123
Net earnings before noncontrolling interests	1,615	-	-	-	1,366	-	-	-	1,366	249
Other comprehensive income (loss)	19	-	-	-	-	19	-	-	19	-
Stock options exercised	1	-	-	-	-	-	-	1	1	-
Stock option expense	5	-	-	5	-	-	-	-	5	-
Issuance of stock under award plans, net of forfeitures	66	-	-	(3)	-	-	(0.8)	69	66	-
Amortization of unearned compensation	8	-	-	8	-	-	-	-	8	-
Treasury stock acquired, and net impact of excise tax	(607)	-	-	-	-	-	4.8	(607)	(607)	-
Cash dividends declared	(382)	-	-	-	(382)	-	-	-	(382)	-
Distributions to noncontrolling interests	(231)	-	-	-	-	-	-	-	-	(231)
Capital contributions from noncontrolling interest	25	-	-	-	-	-	-	-	-	25
Miscellaneous	(5)	-	-	-	-	-	-	-	-	(5)
BALANCES, October 4, 2025	$21,931	380.2	$152	$2,233	$31,255	$(189)	151.4	$(12,681)	$20,770	$1,161

Dividends declared per share were $0.56 per share in the third quarter of 2026 ($0.55 per share in the third quarter of 2025) and $1.68 per share in the first nine months of 2026 ($1.65 per share in the first nine months of 2025).

On February 20, 2026, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. Share repurchases are made from time to time in the open market at prevailing market prices or through private transactions or block trades. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The share repurchase authorization is discretionary and has no expiration date. As of October 3, 2026, the Company had approximately $3.12 billion available for share repurchases under the program authorized by the Company’s Board of Directors.

13. Accumulated Other Comprehensive Income (Loss)

The following tables reflect the changes in accumulated other comprehensive income (loss) by component for the three months and nine months ended October 3, 2026 and October 4, 2025 (in millions):

	Three-Month (13-Week) Period Ended
	October 3, 2026
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 4, 2026	$(2)	$(217)	$5	$(214)
Other comprehensive income (loss) before reclassifications	(16)	2	-	(14)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	6	-	-	6
Net current-period other comprehensive income (loss)	(10)	2	-	(8)
Accumulated other comprehensive income (loss) at October 3, 2026	$(12)	$(215)	$5	$(222)

	Nine-Month (39-Week) Period Ended
	October 3, 2026
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2025	$(13)	$(186)	$5	$(194)
Other comprehensive income (loss) before reclassifications	(41)	(29)	-	(70)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (1)	42	-	-	42
Net current-period other comprehensive income (loss)	1	(29)	-	(28)
Accumulated other comprehensive income (loss) at October 3, 2026	$(12)	$(215)	$5	$(222)

(1)
Includes $6 million and $42 million net-of-tax impact of accumulated other comprehensive income (loss) reclassifications into cost of products sold for net losses on commodity contracts in the third quarter and first nine months of 2026, respectively. The tax impact of those reclassifications was $2 million and $14 million in the third quarter and first nine months of 2026, respectively.

	Three-Month (13-Week) Period Ended
	October 4, 2025
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at July 5, 2025	$2	$(180)	$11	$(167)
Other comprehensive income (loss) before reclassifications	(10)	(19)	-	(29)
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	7	-	-	7
Net current-period other comprehensive income (loss)	(3)	(19)	-	(22)
Accumulated other comprehensive income (loss) at October 4, 2025	$(1)	$(199)	$11	$(189)

	Nine-Month (39-Week) Period Ended
	October 4, 2025
	Gains and (Losses) on	Foreign Currency	Adjustment to Early
	Hedging Derivatives	Gains (Losses)	Retiree Medical Plan	Total
Accumulated other comprehensive income (loss) at December 31, 2024	$1	$(220)	$11	$(208)
Other comprehensive income (loss) before reclassifications	(16)	21	-	5
Amounts reclassified from accumulated other comprehensive income (loss) into earnings (2)	14	-	-	14
Net current-period other comprehensive income (loss)	(2)	21	-	19
Accumulated other comprehensive income (loss) at October 4, 2025	$(1)	$(199)	$11	$(189)

(2)
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

Nucor’s results by segment for the third quarter and first nine months of 2026 and 2025 were as follows (in millions):

	Three Months (13 Weeks) Ended
	October 3, 2026
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$6,980	$3,509	$760	$11,249
Intercompany sales	1,741	179	3,301	5,221
Total Sales	8,721	3,688	4,061	16,470
Reconciliation of Sales
Elimination of intercompany sales				(5,221)
Net sales to external customers				11,249
Less:
Cost of products sold	6,897	3,126	3,938	13,961
Other segment items	36	97	18	151
Segment earnings before income taxes and noncontrolling interests	1,788	465	105	2,358
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(491)
Earnings before income taxes and noncontrolling interests				$1,867

	Nine Months (39 Weeks) Ended
	October 3, 2026
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$19,497	$9,400	$2,245	$31,142
Intercompany sales	4,669	596	9,727	14,992
Total Sales	24,166	9,996	11,972	46,134
Reconciliation of Sales
Elimination of intercompany sales				(14,992)
Net sales to external customers				31,142
Less:
Cost of products sold	19,606	8,628	11,595	39,829
Other segment items	88	274	81	443
Segment earnings before income taxes and noncontrolling interests	4,472	1,094	296	5,862
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(1,274)
Earnings before income taxes and noncontrolling interests				$4,588

	Three Months (13 Weeks) Ended
	October 4, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$5,152	$2,791	$578	$8,521
Intercompany sales	1,416	181	2,713	4,310
Total Sales	6,568	2,972	3,291	12,831
Reconciliation of Sales
Elimination of intercompany sales				(4,310)
Net sales to external customers				8,521
Less:
Cost of products sold	5,777	2,506	3,227	11,510
Other segment items	(2)	147	21	166
Segment earnings before income taxes and noncontrolling interests	793	319	43	1,155
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(272)
Earnings before income taxes and noncontrolling interests				$883

	Nine Months (39 Weeks) Ended
	October 4, 2025
	Steel Mills	Steel Products	Raw Materials	Totals
Sales
Net sales to external customers	$15,312	$7,853	$1,642	$24,807
Intercompany sales	3,850	479	8,240	12,569
Total Sales	19,162	8,332	9,882	37,376
Reconciliation of Sales
Elimination of intercompany sales				(12,569)
Net sales to external customers				24,807
Less:
Cost of products sold	17,247	7,063	9,693	34,003
Other segment items	48	270	60	378
Segment earnings before income taxes and noncontrolling interests	1,867	999	129	2,995
Reconciliation of earnings before income taxes and noncontrolling interests
Corporate/eliminations				(928)
Earnings before income taxes and noncontrolling interests				$2,067

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Depreciation expense:
Steel mills	$217	$200	$643	$604
Steel products	56	46	165	132
Raw materials	48	53	142	158
Corporate	5	5	17	16
	$326	$304	$967	$910
Amortization expense:
Steel mills	$1	$2	$4	$6
Steel products	54	53	162	163
Raw materials	7	8	22	22
	$62	$63	$188	$191
Capital expenditures:
Steel mills	$436	$586	$1,289	$1,747
Steel products	91	137	321	447
Raw materials	51	77	141	313
Corporate	42	48	116	127
	$620	$848	$1,867	$2,634

	October 3, 2026	December 31, 2025
Segment assets:
Steel mills	$20,048	$18,354
Steel products	12,284	11,770
Raw materials	4,133	4,013
Corporate/eliminations	1,899	967
	$38,364	$35,104

Net sales by product for the third quarter and first nine months of 2026 and 2025 were as follows (in millions). Further product group breakdown is impracticable.

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Net sales to external customers:
Sheet	$3,053	$2,388	$8,760	$7,073
Bar	2,014	1,457	5,565	4,346
Structural	978	658	2,678	1,996
Plate	935	649	2,494	1,897
Tubular Products	710	333	1,837	1,077
Rebar Fabrication	586	567	1,634	1,462
Joist & Deck	608	620	1,546	1,682
Building Systems	466	331	1,154	946
Other Steel Products	1,139	940	3,229	2,686
Raw Materials	760	578	2,245	1,642
	$11,249	$8,521	$31,142	$24,807

15. Revenue

Contract liabilities are primarily related to deferred revenue resulting from cash payments received in advance from customers to protect against credit risk. Contract liabilities totaled $361 million as of October 3, 2026 ($243 million as of December 31, 2025) and the vast majority are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Nucor disaggregates its revenues by major source in the same manner as presented in the net sales by product table in the segment footnote (see Note 14).

16. Earnings Per Share

The computations of basic and diluted net earnings per share for the third quarter and first nine months of 2026 and 2025 are as follows (in millions, except per share amounts):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Basic net earnings per share:
Basic net earnings	$1,319	$607	$3,218	$1,366
Earnings allocated to participating securities	(4)	(2)	(11)	(5)
Net earnings available to common stockholders	$1,315	$605	$3,207	$1,361
Basic average shares outstanding	226.4	229.9	227.8	231.1
Basic net earnings per share	$5.81	$2.63	$14.08	$5.89
Diluted net earnings per share:
Diluted net earnings	$1,319	$607	$3,218	$1,366
Earnings allocated to participating securities	(4)	(2)	(10)	(6)
Net earnings available to common stockholders	$1,315	$605	$3,208	$1,360
Diluted average shares outstanding:
Basic average shares outstanding	226.4	229.9	227.8	231.1
Dilutive effect of stock options and other	0.3	0.3	0.4	0.3
	226.7	230.2	228.2	231.4
Diluted net earnings per share	$5.80	$2.63	$14.06	$5.88

The following stock options were excluded from the computation of diluted net earnings per share for the third quarter and first nine months of 2026 and 2025 because their effect would have been anti-dilutive (shares in thousands):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Anti-dilutive stock options:
Weighted-average shares	17	23	26	147
Weighted-average exercise price	$251.49	$168.85	$251.49	$145.26

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

Overview

Nucor and its affiliates manufacture steel and steel products. Nucor also produces direct reduced iron ("DRI") for use in its steel mills. Through The David J. Joseph Company and its affiliates (collectively, "DJJ"), the Company also processes ferrous and nonferrous metals and brokers ferrous and nonferrous metals, pig iron, hot briquetted iron and DRI. Most of Nucor’s operating facilities and customers are located in North America. Nucor’s operations include international trading and sales companies that buy and sell steel and steel products manufactured by the Company and others. Nucor is North America’s largest recycler, using scrap steel as the primary raw material in producing steel and steel products.

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

The average utilization rates of all operating facilities in the steel mills, steel products and raw materials segments were approximately 89%, 66% and 76%, respectively, in the first nine months of 2026, compared to approximately 83%, 62% and 72%, respectively, in the first nine months of 2025.

Results of Operations

Nucor reported net earnings attributable to Nucor stockholders of $1.32 billion, or $5.80 per diluted share, for the third quarter of 2026, which represented an increase compared to net earnings attributable to Nucor stockholders of $607 million, or $2.63 per diluted share, for the third quarter of 2025.

The increase in earnings in the third quarter of 2026 as compared to the third quarter of 2025 was driven primarily by the increase in earnings of the steel mills segment. Earnings in the steel mills segment increased due to higher average selling prices, increased volumes and higher metal margins. Shipments in the steel mills segment reached a record level in the third quarter of 2026, with the largest increases in our plate, bar and structural product groups. Demand continues to be strong across key end-use markets in the steel mills segment. Federal trade policies, including anti-dumping and countervailing duty laws in combination with Section 232 national security tariffs, are continuing to reduce the volume of unfairly traded imports into the United States.

Earnings in the steel products segment increased in the third quarter of 2026 as compared to the third quarter of 2025 due to increased volumes, most notably at our tubular products business, and higher average selling prices. These improvements were partially offset by higher steel input costs. Demand remained strong in key end markets for the steel products segment.

Earnings in the raw materials segment increased in the third quarter of 2026 as compared to the third quarter of 2025 primarily due to higher average selling prices, improved margins and increased shipments.

Nucor reported net earnings attributable to Nucor stockholders of $3.22 billion, or $14.06 per diluted share, for the first nine months of 2026, which represented an increase compared to net earnings attributable to Nucor stockholders of $1.37 billion, or $5.88 per diluted share, for the first nine months of 2025. The significant increase in comparable year-to-date earnings in 2026 as compared to 2025 was driven by higher earnings in each of the first three quarters of 2026 as compared to the corresponding quarters of 2025, led by the steel mills segment.

Earnings in the steel mills segment increased in the first nine months of 2026 as compared to the first nine months of 2025 due to higher average selling prices, increased volumes and higher metal margins. Steel mills segment earnings in the first nine months of 2026 also included a reduction to cost of products sold of $130 million in the second quarter related to cash refunds associated with prior periods’ raw materials procurement costs. The steel products segment had increased earnings in the first nine months of 2026 as compared to the first nine months of 2025 as increased volumes and higher average selling prices more than offset margin compression resulting from higher steel input costs, which was most pronounced in the first half of 2026.

Earnings in the raw materials segment increased in the first nine months of 2026 as compared to the first nine months of 2025 primarily due to increased average selling prices and shipments and the improved profitability of our DRI facilities.

Included in the first nine months of 2026 earnings was a non-cash benefit of $61 million, recognized in the second quarter, related to the increase in the value of our investment in Helion, a fusion energy company, after it completed a capital financing round. The increase is included as a reduction of marketing, administrative and other expenses in the first nine months of 2026.

The following discussion provides a greater quantitative and qualitative analysis of Nucor’s performance in the third quarter and first nine months of 2026 as compared to the third quarter and first nine months of 2025.

Net Sales

Net sales to external customers by segment for the third quarter and first nine months of 2026 and 2025 were as follows (in millions):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	% Change	October 3, 2026	October 4, 2025	% Change
Steel mills	$6,980	$5,152	35%	$19,497	$15,312	27%
Steel products	3,509	2,791	26%	9,400	7,853	20%
Raw materials	760	578	31%	2,245	1,642	37%
Total net sales to external customers	$11,249	$8,521	32%	$31,142	$24,807	26%

Net sales for the third quarter of 2026 increased 32% from the third quarter of 2025. Average sales price per ton increased 19% from $1,258 in the third quarter of 2025 to $1,493 in the third quarter of 2026. Total tons shipped to outside customers in the third quarter of 2026 were approximately 7,533,000 tons, an 11% increase from the third quarter of 2025.

Net sales for the first nine months of 2026 increased 26% from the first nine months of 2025. Average sales price per ton increased 14% from $1,215 in the first nine months of 2025 to $1,380 in the first nine months of 2026. Total tons shipped to outside customers in the first nine months of 2026 were approximately 22,565,000 tons, a 10% increase from the first nine months of 2025.

In the steel mills segment, sales tons for the third quarter and first nine months of 2026 and 2025 were as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	% Change	October 3, 2026	October 4, 2025	% Change
Outside steel shipments	5,662	4,976	14%	16,940	15,246	11%
Inside steel shipments	1,569	1,452	8%	4,437	4,119	8%
Total steel shipments	7,231	6,428	12%	21,377	19,365	10%

Net sales for the steel mills segment increased 35% in the third quarter of 2026 from the third quarter of 2025, due to a 14% increase in volume and a 19% increase in the average sales price per ton, from $1,038 to $1,233.

Net sales for the steel mills segment increased 27% in the first nine months of 2026 from the first nine months of 2025, due to an 11% increase in volumes and a 15% increase in the average selling price from $1,005 per ton in the first nine months of 2025 to $1,151 per ton in the first nine months of 2026.

Outside sales tonnage for the steel products segment for the third quarter and first nine months of 2026 and 2025 was as follows (in thousands):

	Three Months (13 Weeks) Ended			Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	% Change	October 3, 2026	October 4, 2025	% Change
Joist and deck sales	237	254	-7%	620	653	-5%
Rebar fabrication sales	341	356	-4%	976	909	7%
Tubular products sales	375	206	82%	1,031	719	43%
Building systems sales	74	62	19%	188	174	8%
Other steel products sales	336	305	10%	992	917	8%
Total steel products sales	1,363	1,183	15%	3,807	3,372	13%

Net sales for the steel products segment increased 26% in the third quarter of 2026 compared to the third quarter of 2025, due to a 15% increase in shipping volumes and a 9% increase in the average sales price per ton, from $2,358 to $2,576.

Net sales for the steel products segment increased 20% in the first nine months of 2026 compared to the first nine months of 2025, due to a 13% increase in shipping volumes and a 6% increase in the average sales price per ton, from $2,329 to $2,470.

Net sales for the raw materials segment increased 31% in the third quarter of 2026 compared to the third quarter of 2025, due primarily to higher average selling prices. In the third quarter of 2026, approximately 94% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (approximately 95% and 3%, respectively, in the third quarter of 2025).

Net sales for the raw materials segment increased 37% in the first nine months of 2026 compared to the first nine months of 2025, due primarily to higher average selling prices. In the first nine months of 2026, approximately 95% of outside sales for the raw materials segment were from the scrap brokerage operations of DJJ, and approximately 3% of outside sales were from the scrap processing operations of DJJ (approximately 95% and 3%, respectively, in the first nine months of 2025).

The majority of the raw materials segment's total sales are to internal customers in the steel mills segment. Net sales to outside customers represented approximately 19% of the raw materials segment's total sales in the third quarter and first nine months of 2026 (approximately 18% and 17% in the third quarter and first nine months of 2025, respectively).

Gross Margins

Nucor recorded gross margins of $2.33 billion (21%) in the third quarter of 2026, which was an increase compared to $1.19 billion (14%) in the third quarter of 2025.

•
The largest driver of the increase in gross margins in the third quarter of 2026 as compared to the third quarter of 2025 was higher metal margins in the steel mills segment. Metal margin is the difference between the selling price of steel and the cost of scrap and scrap substitutes.

Scrap and scrap substitutes are the most significant element in the total cost of steel production. In the steel mills segment, the average scrap and scrap substitute cost per gross ton used in the third quarter of 2026 was $421, an 8% increase compared to $391 in the third quarter of 2025. Despite the increase in scrap and scrap substitute costs in the third quarter of 2026 as compared to the third quarter of 2025, total metal margin dollars increased as the increase in average selling prices and volumes outpaced the increase in scrap and scrap substitute costs.

•
Gross margins in the steel products segment increased in the third quarter of 2026 compared to the third quarter of 2025, primarily due to increases at our tubular business, and to a lesser extent, our metal buildings business.
•
Pre-operating and start-up costs of new facilities were approximately $124 million in the third quarter of 2026 and approximately $103 million in the third quarter of 2025. Pre-operating and start-up costs in the third quarter of 2026 primarily included costs related to the sheet mill in West Virginia. Pre-operating and start-up costs in the third quarter of 2025 primarily included costs related to the sheet mill in West Virginia and the melt shop expansion in Arizona. Nucor defines pre-operating and start-up costs, all of which are expensed, as the losses attributable to facilities or major projects that are either under construction or in the early stages of operation. Once these facilities or projects have attained a utilization rate that is consistent with our similar operating facilities, Nucor no longer considers them to be in start-up.
•
Gross margins in the raw materials segment increased in the third quarter of 2026 as compared to the third quarter of 2025 primarily due to the increased earnings of our DRI and scrap processing operations.

Nucor recorded gross margins of $5.86 billion (19%) in the first nine months of 2026, which was an increase compared to $3.02 billion (12%) in the first nine months of 2025.

•
The largest driver of the increase in gross margins in the first nine months of 2026 as compared to the first nine months of 2025 was the increased earnings and metal margins in the steel mills segment.

The average scrap and scrap substitute cost per gross ton used in the first nine months of 2026 was $416, a 5% increase compared to $396 in the first nine months of 2025. This increase was more than offset by the previously mentioned increases in average sales prices and volumes.
•
The steel mills segment's gross margins in the first nine months of 2026 also benefited from a $130 million reduction in cost of products sold related to cash refunds associated with prior periods' raw material procurement costs.
•
Pre-operating and start-up costs of new facilities decreased to approximately $352 million in the first nine months of 2026 from approximately $408 million in the first nine months of 2025. Pre-operating and start-up costs in the first nine months of 2026 primarily included costs related to the sheet mill in West Virginia and the coating complex at our sheet mill in Indiana. Pre-operating and start-up costs in the first nine months of 2025 primarily included costs related to the sheet mill in West Virginia, the plate mill in Kentucky, the melt shop expansion in Arizona and the rebar micro mill in North Carolina.
•
Gross margins in the raw materials segment increased in the first nine months of 2026 as compared to the first nine months of 2025 primarily due to the increased earnings of our DRI and scrap processing operations.

Marketing, Administrative and Other Expenses

A major component of marketing, administrative and other expenses is profit sharing and other incentive compensation costs. These profit sharing and other incentive compensation costs, which are based upon and fluctuate with Nucor’s financial performance, increased by $120 million in the third quarter of 2026 as compared to the third quarter of 2025, and increased by $294 million in the first nine months of 2026 as compared to the first nine months of 2025. These increases were due to Nucor's increased profitability in the third quarter and first nine months of 2026 as compared to the respective prior year periods, which resulted in significantly increased accruals related to profit sharing and other incentive compensation.

During the second quarter of 2026, Nucor recorded a non-cash $61 million increase in the value of its investment in Helion, a fusion energy company, after it completed a capital financing round during the quarter. The increase is included as a reduction of marketing, administrative and other expenses in the first nine months of 2026.

Losses and Impairments of Assets

Included in the third quarter and first nine months of 2026 net earnings was $17 million and $32 million, respectively, of losses and impairments of assets. The $17 million in charges recorded in the third quarter of 2026 consisted of a $7 million impairment charge in the steel mills segment and $10 million of impairment charges related to certain assets in corporate/eliminations. The remaining $15 million (recorded in the first quarter of 2026) consisted of impairment charges related to certain assets in the raw materials segment.

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

Interest Expense (Income)

Net interest expense for the third quarter and first nine months of 2026 and 2025 was as follows (in millions):

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Interest expense	$32	$38	$107	$138
Interest income	(25)	(23)	(69)	(90)
Interest expense, net	$7	$15	$38	$48

Interest expense decreased in the third quarter and first nine months of 2026 compared to the third quarter and first nine months of 2025 mainly due to an increase in capitalized interest. Interest income increased in the third quarter of 2026 compared to the third quarter of 2025 due to higher average investment balances, partially offset by lower average interest rates on those investments. Interest income decreased in the first nine months of 2026 compared to the first nine months of 2025 due to lower average investment balances and average interest rates on those investments.

Earnings Before Income Taxes and Noncontrolling Interests

The table below presents earnings before income taxes and noncontrolling interests by segment for the third quarter and first nine months of 2026 and 2025 (in millions). The changes between periods were driven by the quantitative and qualitative factors previously discussed.

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 3, 2026	October 4, 2025	October 3, 2026	October 4, 2025
Steel mills	$1,788	$793	$4,472	$1,867
Steel products	465	319	1,094	999
Raw materials	105	43	296	129
Corporate/eliminations	(491)	(272)	(1,274)	(928)
	$1,867	$883	$4,588	$2,067

Noncontrolling Interests

Noncontrolling interests represent the income attributable to the noncontrolling partners of Nucor’s joint ventures, Nucor-Yamato Steel Company (Limited Partnership) ("NYS"), California Steel Industries, Inc. ("CSI") and Nucor-JFE Steel Mexico, S. de R.L. de C.V. ("NJSM"). Nucor owns a 51% controlling interest in each of NYS, CSI and NJSM. The increase in earnings attributable to noncontrolling interests in the third quarter of 2026 compared to the third quarter of 2025 was due primarily to the increased earnings of NYS. The increase in earnings attributable to noncontrolling interests in the first nine months of 2026 compared to the first nine months of 2025 was due primarily to the increased earnings of NYS.

Provision for Income Taxes

The effective tax rate for the third quarter of 2026 was 21.1% compared to 22.6% for the third quarter of 2025. The expected effective tax rate for the full year 2026 is between 20.0% and 22.0%.

Nucor is subject to taxation in the United States (“U.S.”), as well as various state and foreign jurisdictions. Nucor has concluded U.S. federal income tax matters for the tax years through 2022. The tax years 2023 through 2025 remain open to examination by the Internal Revenue Service. The 2015 through 2021 Canadian income tax returns for Nucor Rebar Fabrication Group Inc. (formerly known as Harris Steel Group Inc.) and certain related affiliates are currently under examination by the Canada Revenue Agency. Additional state and foreign taxing authorities are examining open tax years. The resolution of these audits is not expected to have a material impact on our consolidated financials. The tax years 2018 through 2025 remain open to examination by other major taxing jurisdictions to which Nucor is subject (primarily Canada, Trinidad & Tobago, and other state and local jurisdictions).

Net Earnings Attributable to Nucor Stockholders and Return on Equity

Nucor reported net earnings attributable to Nucor stockholders of $1.32 billion, or $5.80 per diluted share, in the third quarter of 2026 as compared to net earnings attributable to Nucor stockholders of $607 million, or $2.63 per diluted share, in the third quarter of 2025. Net earnings attributable to Nucor stockholders as a percentage of net sales were 11.7% and 7.1% in the third quarter of 2026 and 2025, respectively.

Nucor reported net earnings attributable to Nucor stockholders of $3.22 billion, or $14.06 per diluted share, in the first nine months of 2026 as compared to net earnings attributable to Nucor stockholders of $1.37 billion, or $5.88 per diluted share, in the first nine months of 2025. Net earnings attributable to Nucor stockholders as a percentage of net sales were 10.3% and 5.5% in the first nine months of 2026 and 2025, respectively. Annualized return on average stockholders’ equity was 19.6% and 8.9% in the first nine months of 2026 and 2025, respectively.

Outlook

We expect earnings in the fourth quarter of 2026 to be generally in-line with or modestly higher than the third quarter. In the steel mills segment, we expect stable earnings due to higher realized pricing offset by seasonally lower volumes and higher costs. In the steel products segment, we expect stable earnings on higher realized pricing and seasonally lower volumes. The raw materials segment is expected to have slightly lower earnings due to lower realized DRI pricing. Intersegment profit eliminations are expected to decrease in the fourth quarter.

Nucor’s largest exposure to market risk is in our steel mills and steel products segments. Our largest single customer in the third quarter of 2026 represented approximately 5% of sales and has consistently paid within terms. In the raw materials segment, we are exposed to price fluctuations related to the purchase of scrap and scrap substitutes, pig iron and iron ore. Businesses within the steel mills segment account for the majority of the raw materials segment’s sales.

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

Our liquidity position as of October 3, 2026 remained strong, consisting of total cash and cash equivalents and short-term investments of $3.64 billion ($2.70 billion as of December 31, 2025). Approximately $1.01 billion of the cash and cash equivalents position at October 3, 2026 was held by our majority-owned joint ventures as compared to approximately $931 million at December 31, 2025.

Cash provided by operating activities was $4.52 billion in the first nine months of 2026 as compared to $2.44 billion in the first nine months of 2025. The $2.09 billion increase was primarily driven by net earnings before noncontrolling interests of $3.62 billion for the first nine months of 2026, which represented an increase of $2.01 billion from net earnings before noncontrolling interests for the prior year period of $1.62 billion.

The funding of our working capital in the first nine months of 2026 decreased by $58 million compared to the first nine months of 2025. The most significant uses of cash were the change in inventories which used $560 million in the first nine months of 2026 compared to $295 million in the first nine months of 2025, and the change in accounts receivable which used an additional $589 million in cash in the first nine months of 2026 compared to the same period in 2025. These changes were offset by the change in other operating activities which provided cash of $324 million in the first nine months of 2026 compared to $29 million in the first nine months of 2025 and the change in salaries, wages and related accruals which provided $438 million more in cash during the first nine months of 2026 compared to the same period in 2025.

The current ratio was 2.5 at the end of the third quarter of 2026 and 2.9 at year-end 2025.

Cash used in investing activities in the first nine months of 2026 was $1.54 billion as compared to $2.51 billion in the first nine months of 2025, a decrease of $974 million. Cash used for capital expenditures of $1.86 billion in the first nine months of 2026 decreased by $759 million as compared to the same period of 2025 primarily due to the sheet mill under construction in West Virginia which is nearing completion. Capital expenditures for 2026 are estimated to be approximately $2.50 billion as compared to $3.42 billion in 2025. The projects that we anticipate will have the largest capital expenditures in 2026 are the sheet mill under construction in West Virginia, the construction of two manufacturing locations to expand Nucor Towers & Structures, and the galvanizing line at our sheet mill in South Carolina.

Cash used in financing activities in the first nine months of 2026 was $1.77 billion as compared to $1.27 billion in the first nine months of 2025. The primary uses of cash in the first nine months of 2026 were stock repurchases of $976 million, which increased compared to $600 million in the first nine months of 2025. The primary uses of cash in the first nine months of 2025 were repayments of long-term debt of $1.01 billion which was largely offset by proceeds from the issuance and sale of long-term debt, net of discount to the public, of $997 million. In the first nine months of 2025, Nucor issued and sold $500 million aggregate principal amount of its 4.650% Notes due 2030 and $500 million aggregate principal amount of its 5.100% Notes due 2035. Net proceeds from the issuance and sale of these Notes were used to redeem all of the outstanding $500 million aggregate principal amount of our 2.000% Notes due 2025 and $500 million aggregate principal amount of our 3.950% Notes due 2025 (collectively, the "2025 Notes") pursuant to the terms of the indenture governing the 2025 Notes.

On March 11, 2025, Nucor amended and restated its revolving credit facility to increase the borrowing capacity from $1.75 billion to $2.25 billion and to extend its maturity date to March 11, 2030. The revolving credit facility includes only one financial covenant, which is a limit of 60% on the ratio of funded debt to total capital. In addition, the revolving credit facility contains customary non-financial covenants, including a limit on Nucor’s ability to pledge the Company’s assets and a limit on consolidations, mergers and sales of assets. As of October 3, 2026, the funded debt to total capital ratio was 22.7% and we were in compliance with all non-financial covenants under the revolving credit facility. No borrowings were outstanding under the revolving credit facility as of October 3, 2026.

In September 2026, Nucor’s Board of Directors declared a quarterly cash dividend on Nucor’s common stock of $0.56 per share, payable on November 10, 2026 to stockholders of record on September 30, 2026. This dividend is Nucor’s 214th consecutive quarterly cash dividend.

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

Interest Rate Risk

Nucor manages interest rate risk by using a combination of variable-rate and fixed-rate debt. Nucor also occasionally makes use of interest rate swaps to manage net exposure to interest rate changes. Management does not believe that Nucor’s exposure to interest rate risk has significantly changed since December 31, 2025. There were no interest rate swaps outstanding at October 3, 2026.

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

Nucor also periodically uses derivative financial instruments to hedge a portion of our exposure to price risk related to natural gas purchases used in the production process and to hedge a portion of our steel, scrap, aluminum and copper purchases and sales. Gains and losses from derivatives designated as hedges are deferred in accumulated other comprehensive loss, net of income taxes in the condensed consolidated balance sheets and recognized in net earnings in the same period as the underlying physical transaction. At October 3, 2026, accumulated other comprehensive loss, net of income taxes included $12 million in unrealized net-of-tax losses for the fair value of these derivative instruments. Changes in the fair values of derivatives not designated as hedges are recognized in net earnings each period.

The following table presents the negative effect on pre-tax earnings of a hypothetical change in the fair value of the derivative financial instruments outstanding at October 3, 2026, due to an assumed 10% and 25% change in the market price of each of the indicated commodities (in millions):

Commodity Derivative	10% Change	25% Change
Natural gas	$17	$42
Other commodities	$29	$73

Any resulting changes in fair value would be recorded as adjustments to accumulated other comprehensive loss, net of income taxes or recognized in net earnings, as appropriate. These hypothetical losses would be partially offset by the benefit of lower prices paid or higher prices received for the physical commodities.

Foreign Currency Risk

Nucor is exposed to foreign currency risk primarily through its operations in Canada, Europe and Mexico. We periodically use derivative contracts to mitigate the risk of currency fluctuations. Open foreign currency derivative contracts at October 3, 2026 were insignificant.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2022, Nucor Steel Louisiana, our DRI facility located in St. James Parish, Louisiana, received allegations of violations of the Clean Air Act from the United States Environmental Protection Agency. A proposed combined settlement has been negotiated with the United States Department of Justice, the United States Environmental Protection Agency and the Louisiana Department of Environmental Quality. We do not believe that any aggregate settlement for these allegations will be material to Nucor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our share repurchase program activity for each of the three months and the quarter ended October 3, 2026 was as follows (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 5, 2026 - August 1, 2026	0.8	$232.99	0.8	$3,428
August 2, 2026 - August 29, 2026	1.0	$256.47	1.0	$3,196
August 30, 2026 - October 3, 2026	0.2	$257.46	0.2	$3,120
For the Quarter Ended October 3, 2026	2.0		2.0

(1)
Includes commissions of $0.15 per share.
(2)
On February 20, 2026, the Company announced that its Board of Directors had approved a share repurchase program under which the Company is authorized to repurchase up to $4.00 billion of the Company’s common stock and terminated all previously authorized share repurchase programs. The share repurchase authorization is discretionary and has no expiration date.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended October 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101*

Financial Statements (Unaudited) from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 3, 2026, filed November 10, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page from the Quarterly Report on Form 10-Q of Nucor Corporation for the quarter ended October 3, 2026, filed November 10, 2026, formatted in Inline XBRL (included in Exhibit 101 above).

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

Dated: November 10, 2026